Form 10-Q
period 2016-09-30
NEW YORK MORTGAGE TRUST INC
filed 2016-11-03
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 3, 2016 was 109,569,315.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including $43,074 and $40,734 held in securitization trusts as of September 30, 2016 and December 31, 2015, respectively and pledged securities of $712,064 and $639,683, as of September 30, 2016 and December 31, 2015, respectively)	$807,702	$765,454
Residential mortgage loans held in securitization trusts, net	99,426	119,921
Distressed residential mortgage loans, net (including $204,275 and $114,214 held in securitization trusts)	501,881	558,989
Multi-family loans held in securitization trusts, at fair value	7,221,402	7,105,336
Derivative assets	291,318	228,775
Cash and cash equivalents	65,282	61,959
Investment in unconsolidated entities	81,284	87,662
Mezzanine loan and preferred equity investments	99,477	44,151
Goodwill	24,982	—
Receivables and other assets	168,572	83,995
Total Assets (1)	$9,361,326	$9,056,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$671,774	$577,413
Financing arrangements, residential mortgage loans	181,979	212,155
Residential collateralized debt obligations	96,062	116,710
Multi-family collateralized debt obligations, at fair value	6,913,855	6,818,901
Securitized debt	232,365	116,541
Derivative liabilities	1,788	1,500
Payable for securities purchased	290,833	227,969
Accrued expenses and other liabilities	64,590	59,527
Subordinated debentures	45,000	45,000
Total liabilities (1)	$8,498,246	$8,175,716
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 109,569,315 and 109,401,721 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,096	1,094
Additional paid-in capital	735,507	734,610
Accumulated other comprehensive income (loss)	9,584	(2,854)
Accumulated deficit	(45,456)	(11,583)
Company's stockholders' equity	$859,990	$880,526
Non-controlling interest	$3,090	$—
Total equity	$863,080	$880,526
Total Liabilities and Stockholders' Equity	$9,361,326	$9,056,242

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2016 and December 31, 2015, assets of consolidated VIEs totaled $7,631,478 and $7,413,082, respectively, and the liabilities of consolidated VIEs totaled $7,267,689 and $7,077,175, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Investment securities and other	$8,587	$6,792	$25,612	$28,332
Multi-family loans held in securitization trusts	62,126	63,431	187,427	192,715
Residential mortgage loans held in securitization trusts	947	875	2,705	2,950
Distressed residential mortgage loans	7,865	11,489	25,173	31,975
Total interest income	79,525	82,587	240,917	255,972

INTEREST EXPENSE:
Investment securities and other	4,598	3,432	12,409	10,337
Multi-family collateralized debt obligations	55,359	57,388	167,783	174,475
Residential collateralized debt obligations	322	219	937	679
Securitized debt	3,209	2,782	8,436	8,883
Subordinated debentures	519	474	1,528	1,402
Total interest expense	64,007	64,295	191,093	195,776

NET INTEREST INCOME	15,518	18,292	49,824	60,196

OTHER INCOME (LOSS):
(Provision) recovery for loan losses	(26)	(1,117)	661	(1,664)
Realized gain (loss) on investment securities and related hedges, net	2,306	(2,895)	5,333	(3,062)
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	—	—	—	1,483
Realized gain on distressed residential mortgage loans	6,416	27,224	11,990	31,514
Unrealized gain (loss) on investment securities and related hedges, net	1,563	(2,631)	(1,594)	(3,643)
Unrealized gain (loss) on multi-family loans and debt held in securitization trusts, net	738	(2,170)	2,340	16,876
Other income	5,635	1,807	16,833	6,393
Total other income	16,632	20,218	35,563	47,897

Base management and incentive fees	1,453	3,676	7,958	14,687
Expenses related to distressed residential mortgage loans	2,398	3,261	8,332	7,827
Other general and administrative expenses	4,854	2,893	11,711	7,302
Total general, administrative and other expenses	8,705	9,830	28,001	29,816

INCOME FROM OPERATIONS BEFORE INCOME TAXES	23,445	28,680	57,386	78,277
Income tax expense	163	3,048	2,720	4,471
NET INCOME	$23,282	$25,632	$54,666	$73,806
Net income attributable to non-controlling interest	(14)	—	(12)	—
NET INCOME ATTRIBUTABLE TO COMPANY	$23,268	$25,632	$54,654	$73,806
Preferred stock dividends	(3,225)	(3,225)	(9,675)	(7,765)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$20,043	$22,407	$44,979	$66,041

Basic income per common share	$0.18	$0.20	$0.41	$0.61
Diluted income per common share	$0.18	$0.20	$0.41	$0.61
Weighted average shares outstanding-basic	109,569	109,402	109,487	108,061
Weighted average shares outstanding-diluted	109,569	109,402	109,487	108,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$20,043	$22,407	$44,979	$66,041
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities	1,469	3,566	13,045	3,212
Reclassification adjustment for net gain included in net income	—	—	—	(9,063)
Increase (decrease) in in fair value of derivative instruments utilized for cash flow hedges	521	(781)	(607)	(1,942)
OTHER COMPREHENSIVE INCOME (LOSS)	1,990	2,785	12,438	(7,793)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$22,033	$25,192	$57,417	$58,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526	$—	$880,526
Net income	—	—	—	54,654	—	54,654	12	54,666
Stock issuance, net	2	—	897	—	—	899	—	899
Dividends declared on common and preferred stock	—	—	—	(88,527)	—	(88,527)	—	(88,527)
Increase in fair value on available for sale securities	—	—	—	—	13,045	13,045	—	13,045
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(607)	(607)	—	(607)
Increase in non-controlling interest related to consolidation of interest in a limited liability company	—	—	—	—	—	—	3,078	3,078
Balance, September 30, 2016	$1,096	$159,259	$735,507	$(45,456)	$9,584	$859,990	$3,090	$863,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$54,666	$73,806
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion)	5,713	1,440
Realized (gain) loss on investment securities and related hedges, net	(5,333)	3,062
Realized gain on distressed residential mortgage loans	(11,990)	(31,514)
Unrealized loss on investment securities and related hedges, net	1,594	3,643
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	—	(1,483)
Gain on remeasurement of existing membership interest in businesses acquired	(5,052)	—
Gain on bargain purchase on businesses acquired	(65)	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(2,340)	(16,876)
Net decrease in loans held for sale	432	14
(Recovery of) provision for loan losses	(661)	1,664
Income from unconsolidated entity, mezzanine loan and preferred equity investments	(16,934)	(8,603)
Distributions of income from unconsolidated entity, mezzanine loan and preferred equity investments	12,085	6,199
Amortization of stock based compensation, net	514	721
Changes in operating assets and liabilities:
Receivables and other assets	8,288	8,331
Accrued expenses and other liabilities	3,687	(11,758)
Net cash provided by operating activities	44,604	28,646

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(28,468)	—
Restricted cash	(57,829)	1,577
Proceeds from sales of investment securities	198,280	67,775
Purchases of investment securities	(339,650)	(87,844)
Redemption (purchases) of FHLBI stock	5,423	(5,445)
Purchases of other assets	(85)	(29)
Funding of mezzanine loans, equity and preferred equity investments	(40,860)	(43,800)
Principal repayments received on mezzanine loans	464	—
Return of capital from unconsolidated entity and preferred equity investments	6,002	—
Net proceeds (payments) on other derivative instruments settled during the period	8,155	(5,820)
Principal repayments received on residential mortgage loans held in securitization trusts	19,607	16,100
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	100,217	232,075
Principal repayments received on multi-family loans held in securitization trusts	91,914	57,421
Principal paydowns on investment securities - available for sale	84,592	79,055
Proceeds from sale of real estate owned	1,525	750
Purchases of residential mortgage loans and distressed residential mortgage loans	(52,130)	(97,654)
Proceeds from sales of loans held in multi-family securitization trusts	—	65,587
Net cash (used in) provided by investing activities	(2,843)	279,748

Cash Flows from Financing Activities:
Net proceeds from (payments made on) financing arrangements, including FHLBI advances and payments	64,185	(119,387)
Proceeds from issuance of securitized debt	167,724	—
Common stock issuance, net	385	31,832
Preferred stock issuance, net	—	86,862
Dividends paid on common stock	(78,811)	(87,061)
Dividends paid on preferred stock	(9,675)	(5,993)
Payments made on residential collateralized debt obligations	(20,736)	(16,519)
Payments made on multi-family collateralized debt obligations	(91,901)	(57,411)
Payments made on securitized debt	(53,354)	(92,514)
Redemption of preferred equity	(16,255)	—
Net cash used in financing activities	(38,438)	(260,191)
Net Increase in Cash and Cash Equivalents	3,323	48,203
Cash and Cash Equivalents - Beginning of Period	61,959	75,598
Cash and Cash Equivalents - End of Period	$65,282	$123,801

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$226,555	$232,077
Cash paid for income taxes	$2,172	$2,720
Non-Cash Investment Activities:
Sales of investment securities not yet settled	$—	$1,480
Purchase of investment securities not yet settled	$290,833	$283,991
Deconsolidation of multi-family loans held in securitization trusts	$—	$1,075,529
Deconsolidation of multi-family collateralized debt obligations	$—	$1,009,942
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,296	$26,256
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$3,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity securities issued by entities that invest in residential and commercial real estate, non-Agency RMBS, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and financial assets.

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

2.Summary of Significant Accounting Policies

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
“Non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans, including re-performing and non-performing loans;
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
“Prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts formed in 2005;
“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;
"Agency fixed-rate RMBS" refers to Agency RMBS comprised of fixed-rate RMBS;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2016, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, the accompanying condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2016 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

On May 16, 2016, the Company acquired the outstanding membership interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company, LLC ("RBDHC") that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100% (see Note 21).

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs, U.S. Treasury securities, and certain Agency ARMs and Agency fixed rate securities within the Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes.

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

In determining the other-than temporary impairment related to credit losses for securities that are not of high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the prior reporting date or purchase date, whichever is most recent, against the present value of the cash flows expected to be collected at the current financial reporting date. The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in 5 Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of September 30, 2016 and December 31, 2015. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying condensed consolidated statement of operations. The Company has adopted ASU 2014-13 effective January 1, 2016, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows the Company to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the condensed consolidated statements of operations. The Company had investments in unconsolidated entities at fair value option included in investment in unconsolidated entities in the amounts of $62.5 million and $67.6 million as of September 30, 2016 and December 31, 2015, respectively.

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized, at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of September 30, 2016 and December 31, 2015 of $16.4 million and $0, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

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

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate that goodwill may be impaired. Goodwill of $25.0 million as of September 30, 2016 relates to the Company's multifamily investment reporting unit.

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

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, and employee non-compete agreements with useful lives ranging from 1 to 10 years are included in receivables and other assets on the condensed consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Receivables and Other Assets – Receivables and other assets as of September 30, 2016 and December 31, 2015 include restricted cash held by third parties of $78.6 million and $20.8 million, respectively. Included in restricted cash is $41.1 million and $11.6 million held in our Agency IO portfolio to be used for trading purposes and $14.3 million and $6.3 million held by counterparties as collateral for hedging instruments as of September 30, 2016 and December 31, 2015, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $23.5 million and $24.6 million as of September 30, 2016 and December 31, 2015, respectively.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through a repurchase agreement expiring within 12 to 15 months. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.9 million as of September 30, 2016 and $2.3 million as of December 31, 2015. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including its debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.6 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Company also uses interest rate swaps to hedge the variable cash flows associated with borrowings made under its financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. These interest rate swaps qualify as a cash flow hedge, where the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made $0.1 million in contributions to the Plan for the nine months ended September 30, 2016. The Company made no contributions to the Plan for the nine months ended September 30, 2015.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities. The Company has determined that the adoption of ASU will not have a material impact on the Company's financial condition or results of operations.

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

Financial Instruments - Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require (1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and eliminates the requirement for public business entities to disclose the method(s) and (4) significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined that the adoption of ASU will not have a material impact on the Company's financial condition or results of operations.

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Both types of leases however must now be recognized on the balance sheet. The lessee will be required to recognize both a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has determined that the adoption of ASU will not have a material impact on the Company's financial condition or results of operations.

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

Additionally, the amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company has determined that the adoption of ASU will not have a material impact on the Company's financial condition or results of operations.

Compensation - Stock Compensation (Topic 718)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any interim or annual period. The Company has determined that this ASU will not have a material impact on the Company's financial condition or results of operations.

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments (Topic 230) ("ASU 2016-15"). The amendments provide guidance on eight specific cash flow issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016				December 31, 2015
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1)
Agency ARMs
Freddie Mac	$42,808	$335	$(159)	$42,984	$62,383	$41	$(770)	$61,654
Fannie Mae	74,787	249	(217)	74,819	92,605	121	(1,334)	91,392
Ginnie Mae	6,408	—	(237)	6,171	20,172	55	(260)	19,967
Total Agency ARMs	124,003	584	(613)	123,974	175,160	217	(2,364)	173,013
Agency Fixed Rate
Freddie Mac	27,184	5	(168)	27,021	31,076	—	(719)	30,357
Fannie Mae	331,592	214	(3,921)	327,885	380,684	—	(12,149)	368,535
Ginnie Mae	482	—	(2)	480	25,923	9	(111)	25,821
Total Agency Fixed Rate	359,258	219	(4,091)	355,386	437,683	9	(12,979)	424,713
Agency IOs (1)
Freddie Mac	21,479	538	(4,926)	17,091	28,970	680	(4,471)	25,179
Fannie Mae	29,786	698	(7,442)	23,042	39,603	433	(6,341)	33,695
Ginnie Mae	53,416	1,660	(8,866)	46,210	63,050	511	(7,045)	56,516
Total Agency IOs	104,681	2,896	(21,234)	86,343	131,623	1,624	(17,857)	115,390
Total Agency RMBS	587,942	3,699	(25,938)	565,703	744,466	1,850	(33,200)	713,116
Non-Agency RMBS	175,125	949	(216)	175,858	1,727	51	(211)	1,567
U.S. Treasury securities (1)	—	—	—	—	10,113	—	(76)	10,037
CMBS (2)	53,088	13,053	—	66,141	28,692	12,042	—	40,734
Total investment securities available for sale	$816,155	$17,701	$(26,154)	$807,702	$784,998	$13,943	$(33,487)	$765,454

(1)	Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

(2)	Included in CMBS is $43.1 million and $40.7 million of investment securities for sale held in securitization trusts as of September 30, 2016 and December 31, 2015, respectively.

Realized Gain or Loss Activity

During the three and nine months ended September 30, 2016, the Company received proceeds of approximately $9.6 million and $112.0 million on sales of investment securities available for sale realizing a loss of approximately $1.4 million and $2.4 million, respectively. During the three and nine months ended September 30, 2015, the Company received proceeds of approximately $33.3 million and $67.8 million, realizing a loss of approximately $0.1 million and a gain of approximately $3.1 million, respectively, from the sale of investment securities available for sale.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2016 and December 31, 2015, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 4.6 years and 5.0 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Weighted Average Life	September 30, 2016	December 31, 2015
0 to 5 years	$629,145	$518,594
Over 5 to 10 years	142,946	219,747
10+ years	35,611	27,113
Total	$807,702	$765,454

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at September 30, 2016 and December 31, 2015 at carrying value (dollar amounts in thousands):

	September 30, 2016				December 31, 2015
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$26,412	$89,094	$450,197	$565,703	$92,693	$44,700	$575,723	$713,116
Non-Agency RMBS	175,858	—	—	175,858	188	1,379	—	1,567
U.S. Treasury securities	—	—	—	—	10,037	—	—	10,037
CMBS	—	—	66,141	66,141	—	—	40,734	40,734
Total investment securities available for sale	$202,270	$89,094	$516,338	$807,702	$102,918	$46,079	$616,457	$765,454

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

September 30, 2016	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$4,346	$(30)	$356,081	$(4,671)	$360,427	$(4,701)
Non-Agency RMBS	—	—	579	(216)	579	(216)
CMBS	—	—	—	—	—	—
Total investment securities available for sale	$4,346	$(30)	$356,660	$(4,887)	$361,006	$(4,917)

December 31, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$71,587	$(688)	$476,157	$(14,497)	$547,744	$(15,185)
Non-Agency RMBS	771	—	796	(211)	1,567	(211)
Total investment securities available for sale	$72,358	$(688)	$476,953	$(14,708)	$549,311	$(15,396)

Other than Temporary Impairment

For the three and nine months ended September 30, 2016 and 2015, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	September 30, 2016	December 31, 2015
Unpaid principal balance	$102,610	$122,545
Deferred origination costs – net	649	775
Reserve for loan losses	(3,833)	(3,399)
Total	$99,426	$119,921

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$3,399	$3,631
Provisions for loan losses	557	819
Transfer to real estate owned	—	(70)
Charge-offs	(123)	(195)
Balance at the end of period	$3,833	$4,185

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2016 was $3.8 million, representing 374 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 277 basis points as of December 31, 2015. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$411	$965
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	173	(121)
Disposal	(411)	(365)
Balance at the end of period	$173	$479

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.2 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2016, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.9 million categorized as residential mortgage loans held in securitization trusts (net), of which $12.0 million, or 63%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of September 30, 2016 (dollar amounts in thousands):

September 30, 2016

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$565	0.55%
61 - 90	1	$159	0.15%
90 +	31	$18,216	17.72%
Real estate owned through foreclosure	1	$193	0.19%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
New York	34.0%	35.6%
Massachusetts	20.2%	20.7%
New Jersey	10.5%	11.1%
Florida	8.7%	7.7%
Connecticut	7.5%	6.5%
Maryland	5.3%	4.9%

5.	Distressed Residential Mortgage Loans

As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $501.9 million and $559.0 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	September 30, 2016	September 30, 2015
Contractually required principal and interest	$89,590	$207,395
Non-accretable yield	(7,516)	(16,354)
Expected cash flows to be collected	82,074	191,041
Accretable yield	(44,007)	(97,206)
Fair value at the date of acquisition	$38,067	$93,835

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	September 30, 2016	September 30, 2015
Balance at beginning of period	$579,009	$640,416
Additions	54,917	108,780
Disposals	(119,113)	(187,001)
Accretion	(25,166)	(31,962)
Balance at end of period (1)	$489,647	$530,233

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the nine-month periods ended September 30, 2016 and 2015 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of September 30, 2016 and December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015
Florida	12.1%	12.6%
California	8.0%	7.7%
North Carolina	8.0%	8.1%
Georgia	6.2%	6.1%
Maryland	5.4%	5.4%
New York	5.1%	5.2%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $204.3 million and $114.2 million at September 30, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $268.5 million and $307.0 million at September 30, 2016 and December 31, 2015, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 12).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $307.5 million and $286.4 million at September 30, 2016 and December 31, 2015, respectively (see Note 9). The Consolidated K-Series is comprised of five K-Series securitizations as of September 30, 2016 and December 31, 2015.

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2016 and December 31, 2015, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2016	December 31, 2015
Assets
Multi-family loans held in securitization trusts	$7,221,402	$7,105,336
Receivables	23,526	24,579
Total Assets	$7,244,928	$7,129,915
Liabilities and Equity
Multi-family CDOs	$6,913,855	$6,818,901
Accrued expenses	23,430	24,483
Total Liabilities	6,937,285	6,843,384
Equity	307,643	286,531
Total Liabilities and Equity	$7,244,928	$7,129,915

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $6.7 billion and $6.8 billion at September 30, 2016 and December 31, 2015, respectively. The multi-family CDOs had an unpaid principal balance of approximately $6.7 billion and $6.8 billion at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the current weighted average interest rate on these multi-family CDOs was 4.11% and 3.98%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss tranche securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 16).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2016 and 2015, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2016	2015	2016	2015
Interest income	$62,126	$63,431	$187,427	$192,715
Interest expense	55,359	57,388	167,783	174,475
Net interest income	6,767	6,043	19,644	18,240
Unrealized gain (loss) on multi-family loans and debt held in securitization trusts, net	738	(2,170)	2,340	16,876
Net Income	$7,505	$3,873	$21,984	$35,116

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of September 30, 2016 and December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015
California	13.9%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

7.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Autumnwood Investments LLC	—	$2,119	—	$2,127
200 RHC Hoover, LLC	63%	8,800	63%	8,649
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	7,862	—	—
RiverBanc LLC (1) ("RiverBanc")	—	—	20%	597
Kiawah River View Investors LLC (2) ("KRVI")	—	—	31%	8,718
Total		$18,781		$20,091

(1)
As of May 16, 2016, RiverBanc became a wholly-owned subsidiary of the Company as a result of the Company's acquisition of the remaining ownership interests in RiverBanc held by other unaffiliated entities (see Note 21).

(2)	As of May 16, 2016, the Company consolidated KRVI in its condensed consolidated financial statements (see Note 9).

The Company's investments in unconsolidated entities accounted for at fair value consist of the following as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
RB Development Holding Company, LLC (1) ("RBDHC")	—	$—	63%	$1,927
RB Multifamily Investors LLC (1) (2)("RBMI")	—	—	70%	56,891
Morrocroft Neighborhood Stabilization Fund II, LP	11%	9,623	13%	8,753
Evergreens JV Holdings, LLC (3)	85%	3,700	—	—
Bent Tree JV Holdings, LLC (3)	78%	9,810	—	—
Summerchase LR Partners LLC (3)	80%	4,390	—	—
Lake Mary Realty Partners, LLC (3)	80%	10,400	—	—
The Preserve at Port Royal Venture, LLC (3)	77%	12,120	—	—
WR Savannah Holdings, LLC (3)	90%	12,460	—	—
Total		$62,503		$67,571

(1)
As of May 16, 2016, RBDHC and RBMI became wholly-owned subsidiaries of the Company as a result of the Company's acquisition of the remaining ownership interests in those entities held by other unaffiliated entities (see Note 21).

(2)	As of December 31, 2015, includes the Company's preferred and common equity interests in this entity.

(3)	Investments held by RBMI that are consolidated into the Company's financial statements beginning May 16, 2016.

The following table presents income (loss) from investments in unconsolidated entities for the three and nine months ended September 30, 2016 and September 30, 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2016	2015	2016	2015
Autumnwood Investments LLC	$71	$70	$213	$210
200 RHC Hoover, LLC	276	—	1,091	—
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	189	—	189	—
RiverBanc LLC	—	(285)	125	468
Kiawah River View Investors LLC	—	231	1,250	627
RB Development Holding Company, LLC	—	27	107	34
RB Multifamily Investors LLC	—	1,578	2,262	4,405
Morrocroft Neighborhood Stabilization Fund II, LP	244	(18)	702	3
Evergreens JV Holdings, LLC	79	—	89	—
Bent Tree JV Holdings, LLC	157	—	257	—
Summerchase LR Partners LLC	190	—	200	—
Lake Mary Realty Partners, LLC	238	—	258	—
The Preserve at Port Royal Venture, LLC	392	—	492	—
WR Savannah Holdings, LLC	362	—	422	—

8.	Mezzanine Loan and Preferred Equity Investments

Mezzanine loan and preferred equity investments consist of the following as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016	December 31, 2015
Investment amount	$100,473	$44,529
Deferred loan fees, net	(996)	(378)
Total	$99,477	$44,151

There were no delinquent mezzanine loan or preferred equity investments as of September 30, 2016 and December 31, 2015.
The geographic concentrations of credit risk exceeding 5% of the total mezzanine loan and preferred equity investment amounts as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Texas	43.6%	31.4%
Virginia	15.0%	9.4%
Kentucky	7.2%	16.0%
Massachusetts	7.0%	15.7%
Georgia	6.3%	—
Florida	5.1%	—
South Carolina	4.6%	10.0%
Ohio	4.6%	10.0%
Pennsylvania	3.3%	7.6%

9.	Use of Special Purpose Entities and Variable Interest Entities

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs completed in 2005; 2) its multi-family CMBS re-securitization transaction completed in May 2012; 3) its collateralized recourse financing transactions completed in November 2013 and 4) its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013, September 2013 and April 2016 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of September 30, 2016.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that five Freddie Mac-sponsored multi-family K-Series securitization trusts as of September 30, 2016 and December 31, 2015, respectively, are VIEs. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6). One of the Company’s multi-family CMBS investments included in the Consolidated K-Series is not held in a Financing VIE as of September 30, 2016 and December 31, 2015, respectively.

In analyzing whether the Company is the primary beneficiary of the Consolidated K-Series and the Financing VIEs, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

On May 16, 2016, the Company acquired the remaining outstanding membership interests in RBDHC, resulting in 100% ownership. RBDHC owns 50% of KRVI, a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

The Consolidated K-Series, the Financing VIEs, and KRVI are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of September 30, 2016 and December 31, 2015, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of September 30, 2016 (dollar amounts in thousands):

	Financing VIEs				Other VIEs
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization(3)	Residential Mortgage Loan Securitization	Multi- family CMBS (2)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,087	$1,087
Investment securities available for sale, at fair value held in securitization trusts	43,074	—	—	—	—	—	43,074
Residential mortgage loans held in securitization trusts (net)	—	—	—	99,426	—	—	99,426
Distressed residential mortgage loans held in securitization trust, (net)	—	—	204,275	—	—	—	204,275
Multi-family loans held in securitization trusts, at fair value	1,241,003	4,755,924	—	—	1,224,475	—	7,221,402
Receivables and other assets	4,298	14,420	20,800	892	5,216	16,588	62,214
Total assets	$1,288,375	$4,770,344	$225,075	$100,318	$1,229,691	$17,675	$7,631,478

Residential collateralized debt obligations	$—	$—	$—	$96,062	$—	$—	$96,062
Multi-family collateralized debt obligations, at fair value	1,182,280	4,574,003	—	—	1,157,572	—	6,913,855
Securitized debt	28,143	55,813	148,409	—	—	—	232,365
Accrued expenses and other liabilities	4,278	14,104	1,741	17	5,216	51	25,407
Total liabilities	$1,214,701	$4,643,920	$150,150	$96,079	$1,162,788	$51	$7,267,689

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

(2)
The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). One of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not held in a Financing VIE as of September 30, 2016.

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

Assets and Liabilities of Consolidated VIEs as of December 31, 2015 (dollar amounts in thousands):

	Financing VIEs				Other VIE
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization (3)	Residential Mortgage Loan Securitization	Multi- family CMBS (2)	Total
Investment securities available for sale, at fair value held in securitization trusts	$40,734	$—	$—	$—	$—	$40,734
Residential mortgage loans held in securitization trusts (net)	—	—	—	119,921	—	119,921
Distressed residential mortgage loans held in securitization trust (net)	—	—	114,214	—	—	114,214
Multi-family loans held in securitization trusts, at fair value	1,224,036	4,633,061	—	—	1,248,239	7,105,336
Receivables and other assets	4,864	15,281	6,076	1,200	5,456	32,877
Total assets	$1,269,634	$4,648,342	$120,290	$121,121	$1,253,695	$7,413,082

Residential collateralized debt obligations	$—	$—	$—	$116,710	$—	$116,710
Multi-family collateralized debt obligations, at fair value	1,168,470	4,464,340	—	—	1,186,091	6,818,901
Securitized debt	27,613	55,629	33,299	—	—	116,541
Accrued expenses and other liabilities	4,436	14,750	368	13	5,456	25,023
Total liabilities	$1,200,519	$4,534,719	$33,667	$116,723	$1,191,547	$7,077,175

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

(2)
The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). One of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not held in a Financing VIE as of December 31, 2015.

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at September 30, 2016	$33,608	$55,853	$150,438
Principal Amount at December 31, 2015	$33,781	$55,853	$33,656
Carrying Value at September 30, 2016 (3)	$28,143	$55,813	$148,409
Carrying Value at December 31, 2015 (3)	$27,613	$55,629	$33,299
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4% - 4.85%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	September 30, 2016	December 31, 2015
Within 24 months	$55,853	$89,509
Over 24 months to 36 months	150,438	—
Over 36 months	33,608	33,781
Total outstanding principal	239,899	123,290
Discount	(5,906)	(5,763)
Debt Issuance Cost	(1,628)	(986)
Carrying value	$232,365	$116,541

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations, mezzanine loan, preferred equity and other equity investments as of September 30, 2016 and December 31, 2015, respectively, to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016
	Investment securities, available for sale, at fair value	Receivables and other Assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$43,074	$75	$—	$—	$43,149
Mezzanine/Construction loan on multi-family properties	—	—	18,794	—	18,794
Preferred equity investment on multi-family properties	—	—	80,683	18,781	99,464
Equity investment in entities that invest in multi-family properties	—	—	—	22,082	22,082
Total assets	$43,074	$75	$99,477	$40,863	$183,489

	December 31, 2015
	Investment securities, available for sale, at fair value	Receivables and other Assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$40,734	$76	$—	$—	$40,810
Mezzanine/Construction loan on multi-family properties	—	—	8,663	8,718	17,381
Preferred equity investment on multi-family properties	—	—	35,488	10,776	46,264
Equity investment in entities that invest in multi-family properties	—	—	—	66,242	66,242
Total assets	$40,734	$76	$44,151	$85,736	$170,697

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $183.5 million and $170.7 million at September 30, 2016 and December 31, 2015, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or sell short TBAs, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
TBA securities	Derivative assets	$291,012	$226,929
U.S. Treasury futures	Derivative assets	—	—
Options on U.S. Treasury futures	Derivative assets	3	15
Interest rate swap futures	Derivative assets	—	706
Swaptions	Derivative assets	303	821
Eurodollar futures	Derivative liabilities	695	1,242
U.S. Treasury futures	Derivative liabilities	252	—
Interest rate swap futures	Derivative liabilities	320	—
Interest rate swaps(1)	Derivative liabilities	218	258

(1)
Includes interest rate swaps in our Agency IO portfolio. Contracts in a liability position of $0.4 million have been netted against the asset position of $0.2 million in the accompanying condensed consolidated balance sheets at September 30, 2016. There was no netting of interest rate swaps at December 31, 2015.

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2016
Derivatives Not Designated as Hedging Instruments	December 31, 2015	Additions	Settlement, Expiration or Exercise	September 30, 2016
TBA securities	$222,000	$2,925,000	$(2,866,000)	$281,000
U.S. Treasury futures	—	189,800	(146,400)	43,400
Interest rate swap futures	(137,200)	718,700	(700,300)	(118,800)
Eurodollar futures	(2,769,000)	4,134,000	(4,838,000)	(3,473,000)
Options on U.S. Treasury futures	28,000	91,000	(114,000)	5,000
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

	Notional Amount For the Nine Months Ended September 30, 2015
Derivatives Not Designated as Hedging Instruments	December 31, 2014	Additions	Settlement, Expiration or Exercise	September 30, 2015
TBA securities	$273,000	$2,970,000	$(2,966,000)	$277,000
U.S. Treasury futures	2,300	150,200	(152,500)	—
Interest rate swap futures	(190,100)	886,300	(868,700)	(172,500)
Eurodollar futures	(2,961,000)	2,520,000	(2,253,000)	(2,694,000)
Options on U.S. Treasury futures	21,000	310,000	(215,000)	116,000
Swaptions	180,000	9,000	—	189,000
Interest rate swaps	10,000	—	—	10,000

The following tables present the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,
	2016		2015
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$4,981	$(2,547)	$3,499	$2,632
Eurodollar futures (1)	(1,674)	3,877	(809)	(1,023)
Interest rate swaps	—	65	—	(150)
Swaptions	—	190	—	(713)
U.S. Treasury and Interest rate swap futures and options	462	(790)	(5,593)	(646)
Total	$3,769	$795	$(2,903)	$100

	Nine Months Ended September 30,
	2016		2015
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$13,489	$883	$4,085	$538
Eurodollar futures (1)	(3,180)	547	(2,088)	(2,412)
Interest rate swaps	—	40	—	(179)
Swaptions	—	212	—	(754)
U.S. Treasury and Interest rate swap futures and options	(2,534)	(1,251)	(8,204)	(2,353)
Total	$7,775	$431	$(6,207)	$(5,160)

(1)	At September 30, 2016, the Eurodollar futures consist of 3,473 contracts with expiration dates ranging between December 2016 and September 2018.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At September 30, 2016 and December 31, 2015, our condensed consolidated balance sheets include TBA-related liabilities of $290.8 million and $228.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $132.1 million were netted against TBA purchases amounting to approximately $422.9 million at September 30, 2016. There was $55.1 million netting of TBA sales against TBA purchases of $283.1 million at December 31, 2015.

Derivatives Designated as Hedging Instruments

The Company’s interest rate swaps, except interest swaps included in its Agency IO portfolio, are used to hedge the variable cash flows associated with borrowings made under our financing arrangements, including FHLBI advances until January 2016 when we repaid them, and are designated as cash flow hedges. There were no costs incurred at the inception of the Company's interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	September 30, 2016	December 31, 2015
Interest Rate Swaps	Derivative liability	$215,000	$303	$—
Interest Rate Swaps	Derivative asset	350,000	—	304

The Company has netting arrangements by counterparty with respect to its interest rate swaps. There was no netting of interest rate swaps designated as hedging instruments at September 30, 2016.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2016	2015
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$304	$1,134
Unrealized loss on interest rate swaps	(607)	(1,942)
Balance at end of the period	$(303)	$(808)

The Company estimates that over the next 12 months, approximately $0.3 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three and nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Interest expense-investment securities	$177	$397	$604	$1,288

The following table presents information about our interest rate swaps (includes interest rate swaps in our Agency IO portfolio) whereby we receive floating rate payments in exchange for fixed rate payments as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	September 30, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$215,000	0.83%	0.52%	$215,000	0.83%	0.39%
2019	10,000	2.25%	0.85%	10,000	2.25%	0.59%
Total	$225,000	0.90%	0.54%	$225,000	0.90%	0.40%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	September 30, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	0.86%	$—	—	—
Total	$5,000	1.80%	0.86%	$—	—	—

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2016 and December 31, 2015. The Company had $14.3 million and $6.3 million of restricted cash related to margin posted for its agreements as of September 30, 2016 and December 31, 2015, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

11.	Financing Arrangements, Portfolio Investments

The Company finances its portfolio investments with a combination of repurchase agreements and, from April 2015 to January 2016, Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, as a member of the FHLBI, had access to a variety of products and services offered by the FHLBI, including secured advances, until January 2016 when the regulator of the FHLB system amended regulations that requires GLIH to terminate its FHLB-membership by early 2017. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At September 30, 2016, the Company had repurchase agreements with an outstanding balance of $671.8 million and a weighted average interest rate of 1.27%. At December 31, 2015, the Company had repurchase agreements and FHLBI advances with an outstanding balance of $577.4 million and a weighted average interest rate of 0.71%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016			December 31, 2015
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements (1)	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$112,935	$118,034	$118,064	$227,609	$141,585	$143,754
Agency Fixed Rate	315,662	333,952	337,661	261,644	374,691	386,853
Agency IOs/U.S. Treasury Securities	59,763	79,604	97,600	88,160	123,407	139,218
Non Agency/CMBS	183,414	246,823	227,757	—	—	—
Balance at end of the period	$671,774	$778,413	$781,082	$577,413	$639,683	$669,825

(1)    Includes FHLBI advances amounting to $121.0 million as of December 31, 2015.

As of September 30, 2016 and December 31, 2015, the average days to maturity for financing arrangements were 20 days and 27 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances, at September 30, 2016 and December 31, 2015 amounts to $0.3 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Contractual Maturity	September 30, 2016	December 31, 2015
Within 30 days	$609,554	$468,402
Over 30 days to 90 days	62,220	85,423
Over 90 days	—	23,588
Total	$671,774	$577,413

As of September 30, 2016, the outstanding balance under our financing arrangements was funded at an advance rate of 87.6% that implies an average haircut of 12.4%. As of September 30, 2016, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Non Agency RMBS, CMBS and Agency IOs was approximately 5%, 25%, 29% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At September 30, 2016 and December 31, 2015, the Company had financing arrangements with seven and six counterparties, respectively. As of September 30, 2016 and December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of September 30, 2016, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $65.3 million in cash and cash equivalents, $41.1 million in overnight deposits in our Agency IO portfolio included in restricted cash and $53.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2016 included $34.1 million of Agency RMBS, $5.5 million of CMBS and $13.5 million of non-agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 23.7% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

12.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $250.0 million, to fund future purchases of distressed residential mortgage loans. The outstanding balance on this master repurchase agreement as of September 30, 2016 and December 31, 2015 amounts to approximately $182.8 million and $214.5 million, respectively, bearing interest at one month LIBOR plus 2.50% (3.03% and 2.92% at September 30, 2016 and December 31, 2015, respectively) and expires on December 15, 2016.

In addition, on November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of September 30, 2016 and December 31, 2015.

During the term of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, to maintain certain levels of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of November 3, 2016.

13.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2016 and December 31, 2015, the Company had Residential CDOs outstanding of $96.1 million and $116.7 million, respectively. As of September 30, 2016 and December 31, 2015, the current weighted average interest rate on these Residential CDOs was 1.13% and 0.80%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $102.6 million and $122.5 million at September 30, 2016 and December 31, 2015, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of September 30, 2016 and December 31, 2015, had a net investment in the residential securitization trusts of $4.2 million and $4.4 million, respectively.

14.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 3, 2016, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

15.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2016.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2016, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$565,703	$—	$565,703	$—	$713,116	$—	$713,116
Non-Agency RMBS	—	175,858	—	175,858	—	1,567	—	1,567
U.S. Treasury Securities	—	—	—	—	10,037	—	—	10,037
CMBS	—	23,067	43,074	66,141	—	—	40,734	40,734
Multi-family loans held in securitization trusts	—	—	7,221,402	7,221,402	—	—	7,105,336	7,105,336
Derivative assets:
TBA Securities	—	291,012	—	291,012	—	226,929	—	226,929
Options on U.S. Treasury futures	3	—	—	3	15	—	—	15
Interest rate swap futures	—	—	—	—	706	—	—	706
Interest rate swaps	—	—	—	—	—	304	—	304
Swaptions	—	303	—	303	—	821	—	821
Investment in unconsolidated entities	—	—	62,503	62,503	—	—	67,571	67,571
Total	$3	$1,055,943	$7,326,979	$8,382,925	$10,758	$942,737	$7,213,641	$8,167,136
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$6,913,855	$6,913,855	$—	$—	$6,818,901	$6,818,901
Derivative liabilities:
U.S. Treasury futures	252	—	—	252	—	—	—	—
Eurodollar futures	695	—	—	695	1,242	—	—	1,242
Interest rate swaps		521	—	521	—	258	—	258
Interest rate swap futures	320	—	—	320	—	—	—	—
Total	$1,267	$521	$6,913,855	$6,915,643	$1,242	$258	$6,818,901	$6,820,401

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$7,213,641	$8,442,604
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	215,342	70,224
Included in other comprehensive income	178	177
Sales(2)	—	(1,062,769)
Transfers in (3)	52,176	—
Transfers out (4)	(56,756)	—
Contributions	2,000	12,701
Paydowns	(91,913)	(59,012)
Distributions	(7,689)	(382)
Balance at the end of period	$7,326,979	$7,403,543

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

(3)
Transfers into Level 3 are investments in unconsolidated entities held by RiverBanc and RBMI for which the Company accounts under the equity method of accounting with a fair value election.  These transfers in are a result of the Company’s acquisition on May 16, 2016 of the outstanding membership interests in RiverBanc and RBMI that were not previously owned by the Company, which resulted in consolidation of these entities into the Company's financial statements (see Note 21).

(4)
Transfers out of Level 3 are the Company’s previously held membership interests in RBMI and RBDHC that were accounted for under the equity method of accounting with a fair value election.  These transfers out are a result of the Company’s acquisition on May 16, 2016 of the outstanding membership interests in RBMI and RBDHC that were not previously owned by the Company, which resulted in consolidation of these entities into the Company's financial statements (see Note 21).

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$6,818,901	$8,048,053
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	186,855	30,651
Sales(2)	—	(1,009,942)
Paydowns	(91,901)	(57,411)
Balance at the end of period	$6,913,855	$7,011,351

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

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 multi-family loans and debt held in securitization trusts for the three and nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Change in unrealized gains (losses) – assets	$(17,722)	$90,904	$237,934	$90,599
Change in unrealized (losses) gains – liabilities	18,460	(93,074)	(235,594)	(73,723)
Net change in unrealized gains included in earnings for assets and liabilities	$738	$(2,170)	$2,340	$16,876

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$8,601	$8,601	$—	$—	$8,976	$8,976
Real estate owned held in residential securitization trusts	—	—	173	173	—	—	411	411

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2016 and 2015, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(102)	$(189)	$(534)	$(845)
Real estate owned held in residential securitization trusts	(46)	—	(23)	26

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$65,282	$65,282	$61,959	$61,959
Investment securities available for sale(1)	Level 1, 2 or 3	807,702	807,702	765,454	765,454
Residential mortgage loans held in securitization trusts (net)	Level 3	99,426	88,928	119,921	109,120
Distressed residential mortgage loans (net) (2)	Level 3	501,881	505,263	558,989	564,310
Multi-family loans held in securitization trusts	Level 3	7,221,402	7,221,402	7,105,336	7,105,336
Derivative assets	Level 1 or 2	291,318	291,318	228,775	228,775
Mortgage loans held for sale (net) (3)	Level 3	5,126	5,175	5,471	5,557
Mortgage loans held for investment (3)	Level 3	14,799	15,083	2,706	2,846
Mezzanine loan and preferred equity investments (4)	Level 3	99,477	100,576	44,151	44,540
Investment in unconsolidated entities(5)	Level 3	81,284	81,402	87,662	87,558
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$671,774	$671,774	$577,413	$577,413
Financing arrangements, residential mortgage loans	Level 2	181,979	181,979	212,155	212,155
Residential collateralized debt obligations	Level 3	96,062	87,833	116,710	105,606
Multi-family collateralized debt obligations	Level 3	6,913,855	6,913,855	6,818,901	6,818,901
Securitized debt	Level 3	232,365	240,986	116,541	123,776
Derivative liabilities	Level 1 or 2	1,788	1,788	1,500	1,500
Payable for securities purchased	Level 1	290,833	290,833	227,969	227,969
Subordinated debentures	Level 3	45,000	44,180	45,000	42,731

(1)	Includes $43.1 million and $40.7 million of investment securities for sale held in securitization trusts as of September 30, 2016 and December 31, 2015, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $204.3 million and $114.2 million at September 30, 2016 and December 31, 2015, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $297.6 million and $444.8 million at September 30, 2016 and December 31, 2015, respectively.

(3)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(4)	Includes mezzanine loan and preferred equity investments accounted for as loans (see Note 8).

(5)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $62.5 million and $67.6 million at September 30, 2016 and December 31, 2015, respectively (see Note 7).

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of September 30, 2016 and December 31, 2015, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of September 30, 2016 and December 31, 2015, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through September 30, 2016, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock from January 1, 2015 through September 30, 2016 and cash dividends on Series C Preferred Stock from issuance through September 30, 2016:

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

September 15, 2016	October 1, 2016	October 15, 2016	$0.484375	September 15, 2016	October 1, 2016	October 15, 2016	$0.4921875
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	June 16, 2016	July 1, 2016	July 15, 2016	0.4921875
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	March 18, 2016	April 1, 2016	April 15, 2016	0.4921875
December 16, 2015	January 1, 2016	January 15, 2016	0.484375	December 16, 2015	January 1, 2016	January 15, 2016	0.4921875
September 18, 2015	October 1, 2015	October 15, 2015	0.484375	September 18, 2015	October 1, 2015	October 15, 2015	0.4921875
June 18, 2015	July 1, 2015	July 15, 2015	0.484375	June 18, 2015	July 1, 2015	July 15, 2015	0.4539100	(1)
March 18, 2015	April 1, 2015	April 15, 2015	0.484375	—	—	—	—

(1)	Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2015 and ended September 30, 2016:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	$0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24
Fourth Quarter 2015	December 16, 2015	December 28, 2015	January 25, 2016	0.24
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	0.27

(c)	Public Offering of Common Stock

There were no underwritten public offerings of common stock during the three and nine months ended September 30, 2016.

(d)	Equity Distribution Agreements

On March 20, 2015, the Company entered into separate equity distribution agreements with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock” and, together with the Common Stock, the “Offered Securities”), from time to time. On August 25, 2016, the Company entered into an amendment to the equity distribution agreement with JMP (as amended, the “JMP Agreement”) and a separate equity distribution agreement (the “Ladenburg Equity Distribution Agreement” and, together with the JMP Agreement, the “Equity Distribution Agreements”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg” and, together with JMP, the “Agents”), pursuant to which the Company may sell the Offered Securities remaining under the existing ATM Program through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements.

On August 19, 2016, in anticipation of the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to MLV notice of termination of the equity distribution agreement, dated as of March 20, 2015, by and between the Company and MLV, which termination became effective August 22, 2016.

During the nine months ended September 30, 2015, the Company issued 2,789,439 shares of its common stock under these equity distribution agreements, at an average sales price of $7.91, resulting in total net proceeds to the Company of $21.6 million after deducting the placement fees. During the three and nine months ended September 30, 2016, the Company issued no shares under the Equity Distribution Agreements. As of September 30, 2016, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Prior Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the nine months ended September 30, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in aggregate net proceeds to the Company of approximately $16.1 million.

18.	Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the nine months ended September 30, 2016 and 2015.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Company's common stockholders– Basic	$20,043	$22,407	$44,979	$66,041
Net income attributable to Company's common stockholders– Dilutive	$20,043	$22,407	$44,979	$66,041
Denominator:
Weighted average basic and diluted shares outstanding	109,569	109,402	109,487	108,061
EPS:
Basic EPS	$0.18	$0.20	$0.41	$0.61
Dilutive EPS	$0.18	$0.20	$0.41	$0.61

19.	Stock Based Compensation

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

Of the common stock authorized at September 30, 2016 and December 31, 2015, 331,077 shares and 551,609 shares, respectively, were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 207,014 and 146,935 shares under the 2010 Plan as of September 30, 2016 and December 31, 2015, respectively. The Company’s employees have been issued 562,280 and 401,827 restricted shares under the 2010 Plan as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, there were 319,058 and 280,457 shares of unvested restricted stock outstanding under the 2010 Plan.

(a)	Restricted Common Stock Awards

During the three and nine months ended September 30, 2016, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million and $0.7 million, respectively. During the three and nine months ended September 30, 2015, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.6 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the nine months ended September 30, 2016 and 2015.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the nine months ended September 30, 2016 and 2015, respectively, is presented below:

	2016		2015
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	280,457	$7.63	162,171	$7.26
Granted	160,453	5.11	185,650	7.79
Vested	(121,852)	7.54	(67,364)	7.18
Non-vested shares as of September 30	319,058	$6.40	280,457	$7.63
Weighted-average fair value of restricted stock granted during the period	160,453	$5.11	185,650	$7.79

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2016 and 2015, the Company had unrecognized compensation expense of $1.5 million and $1.0 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at September 30, 2016 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the nine months ended September 30, 2016 and 2015 was approximately $0.6 million and $0.5 million, respectively. The requisite service period for restricted shares at issuance is 3 years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a performance share award (“PSA”) under the 2010 Plan to the Company’s Chairman and Chief Executive Officer. At the time of grant, the target number of shares pursuant to the PSA consisted of 89,629 shares of common stock. The PSA had a grant date fair value of approximately $0.4 million. The PSA award under which the number of underlying shares of Company common stock that can be earned will generally range from 0% to 200% of the target number of shares, with the target number of shares increased to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of the PSA will occur at the end of three years based on three-year TSR, as follows:

•	If three-year TSR is less than 33%, then 0% of the PSA will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is not in the bottom quartile of an identified peer group, then 100% of the PSA will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the top quartile of an identified peer group, then 200% of the PSA will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the bottom quartile of an identified peer group, then 50% of the PSA will vest.

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

Under the terms of the agreement pursuant to which the PSA was granted (the "PSA Agreement"), the PSA is subject to the terms and conditions of the 2010 Plan and in the event of any conflict between the terms of the 2010 Plan and the PSA Agreement, the terms of the 2010 Plan govern. The 2010 Plan provides that the Compensation Committee may determine that the amount payable when an award of performance shares is earned may be settled in cash, by the issuance of shares, or a combination thereof. The maximum number of shares which may be issued under the PSA is limited to 94,043 shares. In the event the PSA is earned at a level that would cause the Company to issue more than 94,043 shares, the dollar value of the PSA earned in excess of 94,043 shares will be paid in cash, subject to the terms of the 2010 Plan.

The grant date fair value of the PSA was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its peer companies to determine the TSR of the Company’s common stock relative to its peer companies over a future period of three years. For the PSA granted in 2015, the inputs used by the model to determine the fair value are (i) historical stock return volatilities of the Company and its peer companies over the most recent three year period, (ii) a risk free rate based on the three year U.S. Treasury rate on grant date, and (iii) historical pairwise stock return correlations between the Company and its peer companies over the most recent three year period.

Compensation expense related to the PSA was $32.0 thousand and $95.4 thousand for the three and nine months ended September 30, 2016. As of September 30, 2016, there was $0.2 million of unrecognized compensation cost related to the unvested portion of the PSA.

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

20.	Income Taxes

For the three and nine months ended September 30, 2016 and September 30, 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and nine months ended September 30, 2016 and September 30, 2015 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current income tax expense	$326	$2,721	$2,581	$4,710
Deferred income tax expense (benefit)	(163)	327	139	(239)
Total provision	$163	$3,048	$2,720	$4,471

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2016 and December 31, 2015 are as follows (dollar amounts in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets
Net operating loss carryforward	$1,136	$2,083
Net capital loss carryforward	—	2,029
GAAP/Tax basis differences	636	3,043
Total deferred tax assets (1)	$1,772	$7,155
Deferred tax liabilities
Deferred tax liabilities	$529	$192
Total deferred tax liabilities (2)	529	192
Valuation allowance (1)	(1,056)	(6,457)
Total net deferred tax asset	$187	$506

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2016, the Company through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $2.5 million. The Company’s carryforward net operating losses will expire between 2033 and 2034 if they are not offset by future taxable income. As of September 30, 2016, the Company did not incur capital loss through any of its wholly owned TRSs. The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At September 30, 2016, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

21.	Business Combinations

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
The estimated Acquisition Date fair value of the consideration transferred totaled $53.5 million, which consisted of the following (dollar amounts in thousands):

Cash (1)	$29,073
Contingent consideration	3,800
Fair value of previously held membership interests	20,608
Total consideration transferred	$53,481

(1)	Includes $16.3 million paid to Donlon Family LLC and reflects a post-closing working capital adjustment of $20 thousand delivered to the sellers of RiverBanc on July 15, 2016.

Prior to the Acquisition Date, the Company accounted for its previously held membership interests in the Acquirees as equity method investments, utilizing the fair value election for both RBMI and RBDHC. The Acquisition Date fair value of the Company's previously held membership interests in the Acquirees was $20.6 million and is included in the measurement of consideration transferred. In the nine months ended September 30, 2016, the Company recorded a net gain as a result of remeasuring its previously held membership interests in RiverBanc, RBMI, and RBDHC totaling $5.0 million. This net gain is included in other income on the Company's condensed consolidated statements of operations.
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
The contingent consideration includes two components:

•
A cash holdback in the amount of $3.0 million to be released to Donlon Family LLC upon the purchase by Mr. Donlon or his affiliates of $3.0 million in Company common shares on the open market within 90 days of the Acquisition Date. This cash holdback was paid to Donlon Family LLC on June 10, 2016 upon satisfaction of the conditions to the release of this holdback.

•
A severance holdback in the amount of $0.8 million to fund the aggregate amount of all severance compensation and severance benefits to be paid or provided to current or former RiverBanc employees as a result of the acquisition. The severance holdback was settled in cash and paid to a separated employee on June 30, 2016 and the holdback amount in excess of actual severance costs was delivered to the sellers of RiverBanc on July 15, 2016.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the Acquisition Date (dollar amounts in thousands). The membership interest purchase agreement for the acquisition of RiverBanc included a post-closing working capital adjustment that was calculated at $20 thousand and settled with the sellers of RiverBanc on July 15, 2016. Additionally, the excess severance holdback amount described above was settled with the sellers of RiverBanc on July 15, 2016. The Company has also engaged a third party for valuations of certain intangible assets. Thus, the provisional measurements of assets and liabilities are subject to change.

Cash	$4,325
Investment in unconsolidated entities	52,176
Mezzanine loan and preferred equity investments	23,638
Real estate under development (1)	14,922
Receivables and other assets	911
Intangible assets (1)	3,730
Total identifiable assets acquired	$99,702

Construction loan payable (2)	$8,499
Accrued expenses and other liabilities	2,864
Total liabilities assumed	$11,363

Preferred equity (3)	$56,697

Net identifiable assets acquired	$31,642

Goodwill (4)	$24,982
Gain on bargain purchase (5)	(65)
Non-controlling interest (6)	(3,078)
Net assets acquired	$53,481

(1)	Included in receivables and other assets on the condensed consolidated balance sheets.

(2)	Construction loan payable to the Company is eliminated on the condensed consolidated balance sheets.

(3)
Includes $40.4 million of preferred equity owned by the Company that is eliminated on the condensed consolidated balance sheets. Remaining $16.3 million of preferred equity owned by third parties was redeemed on June 10, 2016 and June 24, 2016.

(4)	Goodwill recognized in the acquisition of RiverBanc.

(5)	Gain on bargain purchase recognized in the acquisitions of RBMI and RBDHC.

(6)
Represents third-party ownership of KRVI membership interests (see Note 9). The Company consolidates its investment in KRVI. The third-party ownership in KRVI is represented in the condensed consolidated financial statements and the pro forma net income attributable to the Company's common stockholders as non-controlling interests. The fair value of the non-controlling interests in KRVI is estimated to be $3.1 million. The fair value of the non-controlling interests in KRVI, a private company, was estimated using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying real estate.

The $3.7 million of intangible assets relates to the RiverBanc acquisition and was recognized at estimated fair value on the Acquisition Date. Intangible assets include an acquired trade name, acquired technology, and employment/non-compete agreements with useful lives ranging from 1 to 10 years. As noted earlier, the fair values of the acquired identifiable intangible assets are provisional pending final valuations for these assets.

The $25.0 million of goodwill recognized is attributable primarily to expected synergies and economies of scale from combining with RiverBanc and the assembled workforce of RiverBanc. For the Company’s ongoing evaluation of Goodwill for impairment in accordance with ASC 350, the Company’s multifamily investment portfolio (inclusive of RiverBanc) will be considered a reporting unit. As of September 30, 2016, there were changes in the recognized amounts of Goodwill resulting from the acquisition of RiverBanc as a result of payment of the post-closing working capital adjustment of $20 thousand and adjustments to the estimated fair value of intangible assets in the amount of $0.2 million. As noted earlier, the goodwill recorded is provisional pending final valuations of assets.

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
The amount of revenue of the Acquirees included in the Company’s condensed consolidated statements of operations from the Acquisition Date to the period ended September 30, 2016 is $3.2 million.
The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Revenue	$272,074	$310,727
Net income attributable to Company's common stockholders	$42,077	$70,060

Basic pro forma income per share	$0.38	$0.65
Diluted pro forma income per share	$0.38	$0.65
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

22.	Related Party Transactions

The Company terminated its management agreement with RiverBanc on May 17, 2016 as a result of the Company's acquisition of the remaining 80% membership interest in RiverBanc, which resulted in consolidation of RiverBanc into the Company's financial statements (see Note 21). Prior to May 16, 2016, RiverBanc sourced and managed direct and indirect investments in multifamily properties on behalf of the Company pursuant to a management agreement entered into on April 5, 2011 and amended on March 13, 2013. The amended and restated management agreement had an effective date of January 1, 2013 and had an initial term that expired on December 31, 2015 and was subject to annual automatic one-year renewals (subject to any notice of termination).

Prior to May 16, 2016 and as of December 31, 2015, the Company owned a 20% membership interest in RiverBanc. For the nine months ended September 30, 2016, the Company recognized approximately $0.1 million in equity income related to its investment in RiverBanc. For the three and nine months ended September 30, 2015, the Company recognized an approximately $0.3 million loss and approximately $0.5 million in equity income related to its investment in RiverBanc, respectively.

For the nine months ended September 30, 2016, the Company expensed $1.8 million in fees to RiverBanc. For the three and nine months ended September 30, 2015, the Company expensed $1.0 million and $5.9 million in fees to RiverBanc, respectively. As of December 31, 2015, the Company had fees payable to RiverBanc of $1.7 million, respectively, included in accrued expenses and other liabilities.

23.    Subsequent Events

On October 26, 2016, the Company repaid $55.9 million of outstanding notes from its November 2013 collateralized recourse financing, which was comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. In connection with the repayment of the notes, the Company terminated and de-consolidated the Financing VIE that facilitated this financing transaction and the securities serving as collateral on the note were transferred back to the Company.

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

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; "Agency fixed-rate" refers to Agency RMBS comprised of fixed-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including re-performing and non-performing loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of September 30, 2016 and December 31, 2015, five separate Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities (“SPEs”), own the first loss PO securities and certain IO securities; “Variable Interest Entity” and “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

Our investment portfolio includes residential mortgage loans, including second mortgages and loans sourced from distressed markets, non-Agency RMBS, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate and Agency RMBS. In recent months, we have undertaken to transition our portfolio to one focused increasingly on residential and multi-family credit assets. Consistent with this approach to capital allocation, we acquired an additional $113.6 million of residential and multi-family credit assets during the quarterly period ended September 30, 2016, while reducing our net capital allocated to Agency RMBS by approximately $15.1 million. Subject to market conditions, we intend to continue to reduce our investment in Agency RMBS in future periods and to redeploy capital from such asset sales to credit sensitive assets. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

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

We internally manage a portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, residential securitized loans, second mortgage loans, multi-family CMBS and preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties. In addition, as part of our investment strategy, we also utilize certain external investment managers to manage specific asset types that we target or own. Accordingly, Headlands Asset Management, LLC, or Headlands, provides investment management services with respect to our investments in certain distressed residential mortgage loans and The Midway Group, L.P., or Midway, provides investment management services with respect to our investments in Agency IOs.

Key Third Quarter 2016 Developments

Sales of Distressed Residential Mortgage Loans

During the third quarter of 2016, we sold pools of distressed residential mortgage loans with a carrying value of approximately $30.4 million for aggregate proceeds of approximately $37.1 million, which resulted in a net realized gain, before income taxes, of approximately $6.7 million.

Funding of Preferred Equity Investments

During the third quarter of 2016, we funded $32.4 million of preferred equity investments in owners of multi-family properties.

Purchases of Non-Agency RMBS

During the third quarter of 2016, we purchased approximately $75.7 million of Non-Agency RMBS backed by re-performing and non-performing loans bringing our total investment in Non-Agency RMBS to $175.9 million at September 30, 2016.

Third Quarter 2016 Common Stock and Preferred Stock Dividends

On September 15, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.24 per share of common stock for the quarter ended September 30, 2016. The dividend was paid on October 28, 2016 to our common stockholders of record as of September 26, 2016.

On September 15, 2016, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on October 15, 2016 to our Series B Preferred stockholders of record as of October 1, 2016.

Also on September 15, 2016, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on October 15, 2016 to our Series C Preferred stockholders of record as of October 1, 2016.

Subsequent Events

Repayment of Notes on our 2013 CMBS Securitization

In October 2016, we repaid the outstanding notes from our collateralized recourse financing securitization transaction completed in November 2013 with an outstanding principal balance of $55.9 million at the time of repayment. In connection with the repayment of the notes, approximately $181.9 million of multi-family CMBS collateral value was transferred back to the Company.

Current Market Conditions and Commentary

General. The financial markets remained fairly stable during the third quarter of 2016 on the heels of the United Kingdom’s decision in June 2016 to leave the European Union. U.S. economic data released over the past quarter suggests that the U.S. economy continues to expand, albeit at a slower than expected rate in 2016, with U.S. gross domestic product (“GDP”) estimated to have grown by 2.9% (advance estimate) in the third quarter of 2016, following sluggish GDP growth of 0.8% (third estimate) in the first quarter of 2016 and 1.4% (third estimate) in the second quarter of 2016.

The U.S. labor market continued its slow and steady expansion during the third quarter of 2016. According to the U.S. Department of Labor, the U.S. unemployment rate was 5.0% as of the end of September 2016, while total nonfarm payroll employment posted an average monthly increase of 191,700 and 178,000 jobs during the three and nine months ended September 30, 2016, respectively, as compared to an average monthly increase of 229,000 jobs in 2015.

Federal Reserve and Monetary Policy. In December 2015, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would raise the target range for the federal funds rate by 25 basis points and indicated its expectations for additional rate hikes in 2016, although the Federal Reserve has opted to not increase the rate at any of its meetings in 2016 to date. The Federal Reserve indicated following its September 2016 meeting that the case for an increase in the federal funds rate had strengthened, but that it had determined to await further evidence of continued strengthening in the economy. Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. U.S. home prices continued to advance in August 2016, continuing the home price appreciation trend that marked 2015 and the first half of 2016. Data released by S&P Indices for its S&P CoreLogic Case-Shiller Home Price Indices for August 2016 showed that, on average, home prices increased 5.1% for the 20-City Composite over August 2015. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 776,900 during the first nine months of 2016, as compared to a seasonally adjusted annual rate of 714,500 in 2015. We expect the single-family residential real estate market to continue to improve modestly in the near term and that improving single family housing fundamentals will have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.

Multi-family Housing. Apartments and other residential rental properties have remained a strong performing segment of the overall housing industry in 2016, although starts on multi-family homes containing five units or more are down more than 4% as compared to 2015. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 369,200 during the first nine months of 2016, as compared to a seasonally adjusted annual rate of 385,800 in 2015. Moreover, vacancy trends in the multi-family sector appear to remain stable. According to the first quarter of 2016 Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI was at 42 for the second quarter of 2016, up from 39 for the first quarter of 2016, the highest score since the second quarter of 2013, but still largely in-line with index scores over the prior year. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own, although those gains have slowed considerably in recent quarters.

Credit Spreads. Credit spreads tightened during the third quarter of 2016. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During the third quarter of 2016, the 10-Year U.S. Treasury yield hit an historic all time low, touching 1.36% on July 8, 2016, but closing the quarter at 1.60%. During the third quarter of 2016, the Treasury curve continued to flatten with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 83 basis points, down 6 basis points from June 30, 2016. This spread is important as it is indicative of opportunities for investing in levered assets.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of September 30, 2016 and December 31, 2015, we owned 100% of the first loss tranche of securities of the Consolidated K-Series. The Consolidated K-Series collectively represents, as of September 30, 2016 and December 31, 2015, five separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our SPEs, own the first loss PO securities and certain IO securities.

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

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for its Agency IO strategy, certain of its investments in unconsolidated entities and the Consolidated K-Series (as defined in Note 2 to our condensed consolidated financial statements included in this report).

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

At September 30, 2016:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential (3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$479,359	$86,343	$561,207	$679,873	$99,426	$27,415	$1,933,623
Liabilities:
Callable(6)	(428,597)	(59,763)	(61,555)	(303,838)	—	—	(853,753)
Non-callable	—	—	(83,956)	(148,409)	(96,062)	(45,000)	(373,427)
Hedges (Net)(7)	2,445	10,530	—	—	—	—	12,975
Cash(8)	4,794	45,190	2,252	—	—	58,842	111,078
Goodwill	—	—	—	—	—	24,982	24,982
Other	1,481	5,545	(4,005)	31,033	828	(27,280)	7,602
Net capital allocated	$59,482	$87,845	$413,943	$258,659	$4,192	$38,959	$863,080
% of capital allocated	6.9%	10.2%	47.9%	30.0%	0.5%	4.5%

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company through its ownership of certain securities has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements. A reconciliation to our financial statements as of September 30, 2016 follows:

Multi-family loans held in securitization trusts, at fair value	$7,221,402
Multi-family CDOs, at fair value	(6,913,855)
Net carrying value	307,547
Investment securities available for sale, at fair value	66,141
Total CMBS, at fair value	373,688
Mezzanine loan, preferred equity and investment in unconsolidated entities	171,138
Real estate under development	16,381
Financing arrangements	(61,555)
Securitized debt	(83,956)
Cash and other	(1,753)
Net Capital in Multi-Family	$413,943

(3)	Includes $501.9 million of distressed residential loans and $174.6 million of Non-Agency RMBS backed by re-performing and non-performing loans.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)
Other includes investments in unconsolidated entities amounting to $9.6 million and mortgage loans held for sale and mortgage loans held for investment totaling $16.5 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(6)	Includes repurchase agreements.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $41.1 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

For the three and nine months ended September 30, 2016, we reported net income attributable to the Company's common stockholders of $20.0 million and $45.0 million, respectively, as compared to net income attributable to the Company's common stockholders of $22.4 million and $66.0 million for the same respective periods in 2015. The main components of the change in net income for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Net interest income	$15,518	$18,292	$(2,774)	$49,824	$60,196	$(10,372)
Total other income	$16,632	$20,218	$(3,586)	$35,563	$47,897	$(12,334)
Total general, administrative and other expenses	$8,705	$9,830	$(1,125)	$28,001	$29,816	$(1,815)
Income from operations before income taxes	$23,445	$28,680	$(5,235)	$57,386	$78,277	$(20,891)
Income tax expense	$163	$3,048	$(2,885)	$2,720	$4,471	$(1,751)
Net income attributable to Company	$23,268	$25,632	$(2,364)	$54,654	$73,806	$(19,152)
Preferred stock dividends	$3,225	$3,225	$—	$9,675	$7,765	$1,910
Net income attributable to Company's common stockholders	$20,043	$22,407	$(2,364)	$44,979	$66,041	$(21,062)
Basic income per common share	$0.18	$0.20	$(0.02)	$0.41	$0.61	$(0.20)
Diluted income per common share	$0.18	$0.20	$(0.02)	$0.41	$0.61	$(0.20)

Net Interest Income

The decrease in net interest income of approximately $2.8 million for the three months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•
A decrease in net interest income of approximately $2.8 million in our distressed residential portfolio due to a seasoning of the portfolio resulting in less accretion of discount for the period as compared to the corresponding period in 2015.

•	A decrease in net interest income of approximately $1.6 million in our Agency IO portfolio primarily due to a decrease in average interest earning assets as well as an increase in financing costs.

•
An increase in net interest income of approximately $2.0 million in our multi-family portfolio due to an increase in average interest earning assets to $341.6 million for the three months ended September 30, 2016 as compared to $264.9 million in the corresponding period in 2015, and a decrease in our average cost of funds in the 2016 period as compared to the same period in 2015. The increase in average interest earning assets can be primarily attributed to new multi-family preferred equity investments made and CMBS purchased during the period.

The decrease in net interest income of approximately $10.4 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•	A decrease in net interest income of approximately $6.0 million due to the sale of CLO securities in the second quarter of 2015.

•	A decrease in net interest income of approximately $1.1 million in our Agency RMBS portfolio due to a decrease in average interest earning assets.

•	A decrease in net interest income of approximately $2.1 million in our Agency IO portfolio primarily due to an increase in financing costs and a decrease in average interest earning assets.

•
A decrease in net interest income of approximately $4.4 million in our distressed residential portfolio due to a seasoning of the portfolio resulting in less accretion of discount for the period as compared to the corresponding period in 2015.

•
An increase in net interest income of approximately $4.4 million in our multi-family portfolio due to an increase in average interest earning assets. Average interest earning assets in this portfolio increased due to new multi-family preferred equity investments made and CMBS purchased during the 2016 period. In addition, yield on the interest earning assets in our multi-family portfolio increased during the 2016 period and average cost of funds decreased during the period as compared to the corresponding period in 2015.

Other Income

The decrease in other income of approximately $3.6 million for the three months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•
A decrease in realized gains on distressed residential mortgage loans of $20.8 million due to decreased sales activity during the third quarter of 2016 as compared to the corresponding quarter in 2015.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $2.9 million for the three months ended September 30, 2016 as compared to the corresponding period in 2015. Credit spreads for these assets widened during the third quarter of 2015 from the second quarter of 2015, resulting in net unrealized losses during the third quarter of 2015. In the third quarter of 2016, credit spreads on our Freddie Mac K-Series securities remained stable resulting in minimal unrealized gain for the third quarter of 2016.

•
Increases in net unrealized gain and realized gain on investment securities and related hedges of $4.2 million and $5.2 million, respectively for the three months ended September 30, 2016, primarily related to our Agency IO portfolio.

•	An increase in other income of $3.8 million, which is primarily due to income from our investments in unconsolidated entities.

The decrease in other income of approximately $12.3 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•
A decrease in realized gains on distressed residential mortgage loans of $19.5 million due to decreased sales activity during the nine months ended September 30, 2016 as compared to the corresponding 2015 period.

•
A decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $14.5 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015. Credit spreads on our Freddie Mac K-Series securities tightened during the nine months of 2015 (relative to credit spreads at December 31, 2014) but remained stable during the nine months of 2016, thereby resulting in lower unrealized gain for the nine months ended September 30, 2016.

•
A decrease in net unrealized losses and an increase in realized gain on investment securities and related hedges of $2.0 million and $8.4 million, respectively, for the nine months ended September 30, 2016 as compared to the corresponding period in 2015, primarily related to improved hedging performance in our Agency IO portfolio.

•
An increase in other income of $10.4 million in the 2016 period, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with U.S. GAAP. In addition, other income increased due to income recognized from investments in unconsolidated entities made during the 2016 period.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
General, Administrative and Other Expenses	2016	2015	$ Change	2016	2015	$ Change
Salaries, benefits and directors’ compensation	$2,705	$1,196	$1,509	$6,765	$3,558	$3,207
Professional fees	1,024	910	114	2,296	1,623	673
Base management and incentive fees	1,453	3,676	(2,223)	7,958	14,687	(6,729)
Expenses on distressed residential mortgage loans	2,398	3,261	(863)	8,332	7,827	505
Other	1,125	787	338	2,650	2,121	529
Total	$8,705	$9,830	$(1,125)	$28,001	$29,816	$(1,815)

The decrease in general, administrative and other expenses for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily driven by an increase of $1.5 million in salaries, benefits and directors’ compensation, which was primarily due to an increase in employee headcount resulting from the acquisition of RiverBanc and its employees, offset by a $2.2 million decline in base management and incentive fees during the three months ended September 30, 2016 due in part to the termination of the RiverBanc management agreement on May 17, 2016 and lower incentive fees earned. In addition, management fees on our distressed residential loan strategy decreased due to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016.

For the nine months ended September 30, 2016 as compared to the same period in 2015, general, administrative and other expenses decreased by $1.8 million. Salaries, benefits and directors’ compensation was driven higher during the 2016 period as compared to the same period in the prior year primarily due to the increase in employee headcount resulting from the RiverBanc acquisition, which was offset by a $6.7 million decline in base management and incentive fees during the 2016 period as compared to the same period in the prior year. The decline in base management and incentive fees was due primarily to the same factors discussed above that impacted these expenses for the three months ended September 30, 2016.

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

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

Three Months Ended September 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$1,904	$1,222	$10,719	$9,398	$712	$211	$24,166
Interest Expense	(652)	(718)	(2,179)	(3,958)	(322)	(819)	(8,648)
Net Interest Income	$1,252	$504	$8,540	$5,440	$390	$(608)	$15,518

Average Interest Earning Assets (2) (3)	$491,843	$118,945	$341,637	$686,122	$108,641	$14,184	$1,761,372
Weighted Average Yield on Interest Earning Assets (4)	1.55%	4.11%	12.55%	5.48%	2.62%	5.95%	5.49%
Average Cost of Funds (5)	(0.58)%	(3.98)%	(6.55)%	(3.45)%	(1.24)%	—	(2.67)%
Portfolio Net Interest Margin (6)	0.97%	0.13%	6.00%	2.03%	1.38%	5.95%	2.82%

Nine Months Ended September 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$6,469	$7,569	$29,115	$27,366	$2,206	$409	$73,134
Interest Expense	(2,610)	(2,023)	(5,485)	(9,964)	(937)	(2,291)	(23,310)
Net Interest Income	$3,859	$5,546	$23,630	$17,402	$1,269	$(1,882)	$49,824

Average Interest Earning Assets (2) (3)	$543,731	$129,281	$314,406	$614,670	$115,351	$9,518	$1,726,957
Weighted Average Yield on Interest Earning Assets (4)	1.59%	7.81%	12.35%	5.94%	2.55%	5.73%	5.65%
Average Cost of Funds (5)	(0.75)%	(3.21)%	(6.84)%	(3.80)%	(1.14)%	—	(2.61)%
Portfolio Net Interest Margin (6)	0.84%	4.60%	5.51%	2.14%	1.41%	5.73%	3.04%

Three Months Ended September 30, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$2,413	$2,322	$8,070	$11,540	$824	$30	$25,199
Interest Expense	(1,161)	(225)	(1,503)	(3,325)	(219)	(474)	(6,907)
Net Interest Income	$1,252	$2,097	$6,567	$8,215	$605	$(444)	$18,292

Average Interest Earning Assets (2) (3)	$610,301	$134,765	$264,935	$591,792	$141,400	$2,488	$1,745,681
Weighted Average Yield on Interest Earning Assets (4)	1.58%	6.89%	12.18%	7.80%	2.33%	4.82%	5.77%
Average Cost of Funds (5)	(0.88)%	(1.29)%	(7.06)%	(3.94)%	(0.64)%	—%	(2.23)%
Portfolio Net Interest Margin (6)	0.70%	5.60%	5.12%	3.86%	1.69%	4.82%	3.54%

Nine Months Ended September 30, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$8,555	$8,229	$23,735	$32,367	$2,559	$6,052	$81,497
Interest Expense	(3,556)	(625)	(4,489)	(10,550)	(679)	(1,402)	(21,301)
Net Interest Income	$4,999	$7,604	$19,246	$21,817	$1,880	$4,650	$60,196

Average Interest Earning Assets (2) (3)	$634,274	$131,480	$264,523	$581,893	$146,360	21,881	1,780,411
Weighted Average Yield on Interest Earning Assets (4)	1.80%	8.34%	11.96%	7.42%	2.33%	36.88%	6.10%
Average Cost of Funds (5)	(0.87)%	(1.27)%	(7.11)%	(3.99)%	(0.65)%	—%	(2.23)%
Portfolio Net Interest Margin (6)	0.93%	7.07%	4.85%	3.43%	1.68%	36.88%	3.87%

(1)
The Company through its ownership of certain securities has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements.  Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our interest income in multi-family investments to our condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income, multi-family loans held in securitization trusts	$62,126	$63,431	$187,427	$192,715
Interest income, investment securities, available for sale (a)	1,281	870	3,461	2,623
Interest income, mezzanine loan and preferred equity investments (a)	2,671	1,157	6,010	2,872
Interest expense, multi-family collateralized obligation	55,359	57,388	167,783	174,475
Interest income, Multi-Family, net	10,719	8,070	29,115	23,735
Interest expense, investment securities, available for sale	609	—	821	—
Interest expense, securitized debt	1,570	1,503	4,664	4,489
Net interest income, Multi-Family	$8,540	$6,567	$23,630	$19,246

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

(2)
Average Interest Earning Assets for the period excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by the Company.

(3)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(4)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income for the period by our Average Interest Earning Assets for the period.

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

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Weighted Average
September 30, 2016	20.7%	10.0%	18.2%	21.0%	15.9%	16.1%
June 30, 2016	17.6%	10.2%	15.6%	14.4%	17.8%	14.6%
March 31, 2016	13.5%	7.9%	14.7%	12.9%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	15.3%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	12.5%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	12.5%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	15.5%	13.7%	11.5%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%

The change in CPR from the second quarter of 2016 through the third quarter of 2016 primarily negatively impacted the net interest income from our Agency IOs. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Financial Condition

As of September 30, 2016, we had approximately $9.4 billion of total assets, as compared to approximately $9.1 billion of total assets as of December 31, 2015. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. As of September 30, 2016 and December 31, 2015, the Consolidated K-Series assets amounted to approximately $7.2 billion and $7.1 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

Investment Securities Available for Sale. Our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At September 30, 2016, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of September 30, 2016 as compared to December 31, 2015 is primarily related to our purchases of non-Agency RMBS and CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$23,851	$24,904	$47,463	$49,670
2012	94,121	99,070	116,517	120,379
2013	—	—	1,282	1,313
2014	—	—	1,203	1,233
2015	—	—	401	418
Total ARMs	117,972	123,974	166,866	173,013
Fixed
Prior to 2012	1,068	1,122	21,947	24,947
2012	336,676	353,784	386,293	397,541
2013	—	—	309	335
2015	434	480	1,668	1,890
Total Fixed	338,178	355,386	410,217	424,713
IO
Prior to 2013	347,923	51,341	484,683	74,652
2013	91,830	14,169	113,845	19,214
2014	55,861	5,631	65,295	7,976
2015	62,405	8,681	91,837	13,548
2016	91,424	6,521	—	—
Total IOs	649,443	86,343	755,660	115,390

Total Agency RMBS	1,105,593	565,703	1,332,743	713,116

U.S. Treasury securities
Prior to 2011	—	—	10,000	10,037
2016	—	—	—	—
Total US Treasury Securities	—	—	10,000	10,037

Non-Agency RMBS
2006	1,758	1,267	2,088	1,567
2015	30,617	30,592	—	—
2016	143,448	143,999	—	—
Total Non-Agency RMBS	175,823	175,858	2,088	1,567

CMBS
Prior to 2013 (1)	838,790	43,074	853,408	40,734
2013	5,912	5,896	—	—
2014	2,500	2,245	—	—
2015	16,880	14,926	—	—
Total CMBS	864,082	66,141	853,408	40,734

Total	$2,145,498	$807,702	$2,198,239	$765,454

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at September 30, 2016 and December 31, 2015.

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At September 30, 2016, residential mortgage loans held in securitization trusts totaled approximately $99.4 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.2 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.2% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2016	296	$102,610	$99,426
December 31, 2015	331	$122,545	$119,921

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	September 30, 2016			December 31, 2015
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$422	$2,850	$48	$432	$2,850	$48
Current Coupon Rate	3.20%	5.00%	1.63%	2.82%	4.63%	1.38%
Gross Margin	2.36%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.30%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	224	231	190	233	240	199
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	724	818	593	724	818	593
Original LTV	69.86%	95.00%	13.94%	69.77%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the nine months ended September 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(20,316)	—	—	(20,316)
Provision for loan loss	—	—	(557)	(557)
Transfer to real estate owned	(193)	—	—	(193)
Charge-Offs	574	—	123	697
Amortization of premium	—	(126)	—	(126)
Balance, September 30, 2016	$102,610	$649	$(3,833)	$99,426

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(16,100)	—	—	(16,100)
Provision for loan loss	—	—	(819)	(819)
Transfer to real estate owned	26	—	70	96
Charge-Offs	—	—	195	195
Amortization of premium	—	(104)	—	(104)
Balance, September 30, 2015	$136,203	$864	$(4,185)	$132,882

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2016	5,379	$562,217	$501,881
December 31, 2015	5,877	$640,570	$558,989

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $204.3 million and $114.2 million at September 30, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $74.9 million and $86.6 million at September 30, 2016 and December 31, 2015, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $268.5 million and $307.0 million at September 30, 2016 and December 31, 2015, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	September 30, 2016	December 31, 2015
50.00% or less	3.8%	3.3%
50.01% - 60.00%	4.0%	3.6%
60.01% - 70.00%	6.5%	6.7%
70.01% - 80.00%	10.7%	10.0%
80.01% - 90.00%	12.1%	11.9%
90.01% - 100.00%	13.7%	13.1%
100.01% and over	49.2%	51.4%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2016	December 31, 2015
550 or less	18.1%	17.7%
551 to 600	29.5%	30.3%
601 to 650	28.4%	28.2%
651 to 700	15.2%	15.4%
701 to 750	6.5%	6.5%
751 to 800	2.0%	1.7%
801 and over	0.3%	0.2%
Total	100.0%	100.0%

Current Coupon	September 30, 2016	December 31, 2015
3.00% or less	13.5%	14.9%
3.01% - 4.00%	10.5%	9.3%
4.01% - 5.00%	22.0%	21.3%
5.01% – 6.00%	11.7%	11.5%
6.01% and over	42.3%	43.0%
Total	100.0%	100.0%

Delinquency Status	September 30, 2016	December 31, 2015
Current	77.5%	68.1%
31 – 60 days	3.6%	11.0%
61 – 90 days	4.4%	9.0%
90+ days	14.5%	11.9%
Total	100.0%	100.0%

Origination Year	September 30, 2016	December 31, 2015
2005 or earlier	27.1%	27.1%
2006	18.5%	19.0%
2007	32.9%	34.2%
2008 or later	21.5%	19.7%
Total	100.0%	100.0%

Consolidated K-Series. As of September 30, 2016 and December 31, 2015, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations, of which we, or one of our SPEs, own the first loss securities and in certain cases IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of September 30, 2016 and December 31, 2015, the Consolidated K-Series was comprised of $7.2 billion and $7.1 billion, respectively, in multi-family loans held in securitization trusts and $6.9 billion and $6.8 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.11%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 included $62.1 million and $187.4 million in interest income, respectively, and $55.4 million and $167.8 million in interest expense, respectively. Also, we recognized a $0.7 million and $2.3 million unrealized gain in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively, as a result of the fair value accounting method election. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 included $63.4 million and $192.7 million in interest income, respectively, and $57.4 million and $174.5 million in interest expense, respectively. Also, we recognized a $2.2 million unrealized loss and $16.9 million unrealized gain in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $307.5 million and $286.4 million as of September 30, 2016 and December 31, 2015, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of September 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands, except as noted):

	September 30, 2016	December 31, 2015
Current balance of loans	$8,879,715	$9,034,361
Number of loans	544	548
Weighted average original LTV	68.8%	68.8%
Weighted average underwritten debt service coverage ratio	1.49x	1.49x
Current average loan size	$16,323	$16,486
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	79	79
Weighted average loan rate	4.39%	4.40%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.9%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multifamily or residential real estate and related assets. As of September 30, 2016 and December 31, 2015, we had approximately $81.3 million and $87.7 million of investments in unconsolidated entities, respectively. The net decrease in investment in unconsolidated entities is attributable to our acquisition on May 16, 2016 of the outstanding ownership interests in RiverBanc, RBMI, and RBDHC that were not previously owned by the Company, which resulted in consolidation of these entities into the Company's financial statements, partially offset by one additional investment made during the quarter. As a result of the business combination, the Company's equity investments in RiverBanc, RBMI and RBDHC were replaced by the recognition of joint venture equity investments totaling $52.2 million as of May 16, 2016. See Note 21 to our condensed consolidated financial statements included in this report for more information on these business combinations.

Mezzanine Loan and Preferred Equity Investments. The Company had mezzanine loan and preferred equity investments in the amounts of $99.5 million and $44.2 million as of September 30, 2016 and December 31, 2015, respectively. The net increase at September 30, 2016 is attributable to five additional investments and our acquisition of the outstanding ownership interests in RBMI that were not previously owned by us, which resulted in consolidation of this entity into the Company's financial statements. As a result of the business combination and related consolidation, the Company recognized an additional $23.6 million of mezzanine and preferred equity investments as of May 16, 2016. See Note 21 to our condensed consolidated financial statements included in this report for more information on the business combination.
As of September 30, 2016, all mezzanine loan and preferred equity investments were paying in accordance with their contractual terms. During the nine months ended September 30, 2016, there were no impairments with respect to our mezzanine loans and preferred equity investments.
The following tables summarize our mezzanine loans and preferred equity investments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$18,794	$18,975	12.53%	9.0
Preferred equity investments	15	80,683	81,498	12.14%	7.5
Total	20	$99,477	$100,473	12.22%	7.8

	December 31, 2015
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	2	$8,663	$8,735	12.50%	11.0
Preferred equity investments	9	35,488	35,794	12.38%	7.2
Total	11	$44,151	$44,529	12.41%	8.0

(1)	The difference between the Carrying Amount and the Investment Amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon Investment Amount and contractual Interest or Preferred Return Rate.
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

At September 30, 2016, the Company had repurchase agreements with an outstanding balance of $671.8 million and a weighted average interest rate of 1.27%. At December 31, 2015, the Company had repurchase agreements and FHLBI advances with an outstanding balance of $577.4 million and a weighted average interest rate of 0.71%.

As of September 30, 2016 and December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability.

As of September 30, 2016 and December 31, 2015, the outstanding balance under our financing agreements, portfolio investments was funded at an advance rate of 87.6% and 92.1% that implies an average haircut of 12.4% and 7.9%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 25%, 29% and 25%, respectively, at September 30, 2016.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2016, 2015 and 2014 for outstanding financing arrangements, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, in an aggregate principal amount of up to $250 million, to fund future purchases of distressed residential mortgage loans. The outstanding balance on the master repurchase agreement, as of September 30, 2016 and December 31, 2015, amounts to approximately $182.8 million and $214.5 million, respectively, bearing interest at one-month LIBOR plus 2.50% (3.03% and 2.92% at September 30, 2016 and December 31, 2015, respectively) and expires on December 15, 2016. Distressed residential mortgage loans with a carrying value of approximately $268.5 million at September 30, 2016, are pledged as collateral for the borrowings under the master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

In addition, on November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of September 30, 2016 and December 31, 2015.

Residential Collateralized Debt Obligations. As of September 30, 2016 and December 31, 2015, we had Residential CDOs of $96.1 million and $116.7 million, respectively. As of September 30, 2016 and December 31, 2015, the weighted average interest rate of these Residential CDOs was 1.13% and 0.80%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $102.6 million and $122.5 million at September 30, 2016 and December 31, 2015, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2016 and December 31, 2015, had a net investment in the residential securitization trusts of $4.2 million and $4.4 million, respectively.

Securitized Debt. As of September 30, 2016 and December 31, 2015 we had approximately $232.4 million and $116.5 million of securitized debt, respectively. As of September 30, 2016 and December 31, 2015, the weighted average interest rate for our securitized debt was 4.60% and 5.28%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. In February 2016, the Company repaid the Company’s outstanding notes from its distressed residential mortgage loan securitization transactions completed in 2013 with original principal amounts of $138.3 million and outstanding principal balance at the time of repayment amounting to $31.9 million. In April 2016, the Company closed on a securitization transaction that involved the issuance and sale of $177.5 million of Class A Notes representing beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued and retained $25.5 million of Class M Notes and a $79.8 million equity certificate. See Note 9 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Subordinated Debentures. As of September 30, 2016, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.64%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

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

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At September 30, 2016 and December 31, 2015, the Company had $215 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market liability value of $0.3 million at September 30, 2016 and net fair market asset value of $0.3 million at December 31, 2015. See Note 10 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2016 was $860.0 million and included $9.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at September 30, 2016 primarily consisted of $12.2 million in net unrealized gains related to our CMBS, partially offset by $0.3 million in unrealized derivative losses related to cash flow hedges and $2.3 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2015 was $880.5 million and included $2.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2015 consisted of $15.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS offset by $12.0 million in net unrealized gains related to our CMBS and $0.3 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2016 (amounts in thousands, except per share):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share(1)
Beginning Balance	$698,967	109,569	$6.38	$715,526	109,402	$6.54
Common stock issuance, net (2)	287	—		898	167
Balance after share issuance activity	699,254	109,569	6.38	716,424	109,569	6.54
Dividends declared	(26,297)		(0.24)	(78,851)		(0.72)
Net change AOCI: (3)
Hedges	521		—	(607)		(0.01)
RMBS	1,415		0.02	12,867		0.12
CMBS	54		—	178		—
Net income attributable to Company's common stockholders	20,043		0.18	44,979		0.41
Ending Balance	$694,990	109,569	$6.34	$694,990	109,569	$6.34

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of September 30, 2016 of 109,569,315.

(2)	Includes amortization of stock based compensation.

(3)	Accumulated other comprehensive income (“AOCI”).

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity generally on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain securities as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the nine months ended September 30, 2016, net cash increased by $3.3 million, as a result of $44.6 million of cash provided by operating activities, partially offset by $2.8 million used in investing activities and $38.4 million used in financing activities. Our investing activities primarily included $339.7 million in purchases of investment securities, $52.1 million in purchases of residential mortgage loans and distressed residential mortgage loans, $40.9 million in funding of mezzanine loans, equity and preferred equity investments, and $28.5 million in acquisition of businesses, offset by $198.3 million in proceeds from sales of investment securities, $84.6 million in principal paydowns received on investment securities available for sale, $91.9 million in principal repayments received on multi-family loans held in securitization trusts, $100.2 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, and $19.6 million in principal repayments received on residential mortgage loans held in securitization trusts. Our financing activities primarily included $167.7 million in proceeds from the issuance of securitized debt and $64.2 million in net proceeds from financing arrangements, offset by $91.9 million in payments made on multi-family CDOs, $88.5 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $20.7 million in payments made on Residential CDOs, $16.3 million in redemption of preferred equity and $53.4 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At September 30, 2016, we had cash and cash equivalents balances of $65.3 million, which increased from $62.0 million at December 31, 2015. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of September 30, 2016, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with seven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2016, we had an aggregate amount at risk under our repurchase agreements with seven counterparties of approximately $106.6 million, with no more than approximately $35.7 million at risk with any single counterparty. At September 30, 2016, the Company had short-term repurchase agreement borrowings of $671.8 million as compared to $577.4 million as of December 31, 2015.

As of September 30, 2016, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $65.3 million in cash and cash equivalents, $41.1 million in overnight deposits in our Agency IO portfolio included in restricted cash and $53.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2016 included $34.1 million of Agency RMBS, $5.5 million of CMBS and $13.5 million of non-agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 23.7% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At September 30, 2016, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $250 million and $100 million, expiring on December 15, 2016 and May 25, 2017, respectively. The outstanding balances under the master repurchase agreement in an aggregate principal amount of up to $250 million amounted to approximately $182.8 million and $214.5 million at September 30, 2016 and December 31, 2015, respectively. The agreement with an aggregate principal amount of up to $250 million is collateralized by distressed residential mortgage loans with a carrying value of $268.5 million at September 30, 2016. We had no outstanding balances under the other master repurchase agreement at September 30, 2016.

At September 30, 2016, we also had other longer-term debt, including Residential CDOs outstanding of $96.1 million, multi-family CDOs outstanding of $6.9 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $232.4 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction and (iii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q .

As of September 30, 2016, our overall leverage ratio, including both our short- and longer-term financing, such as securitized debt and subordinated debt (and excluding the CDOs issued by the Consolidated K-Series and our Residential CDOs) divided by the Company's stockholders’ equity, was approximately 1.3 to 1. As of September 30, 2016, our leverage ratio on our short term financings or callable debt was approximately 1.0 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $290.8 million at September 30, 2016, and is included in payable for securities purchased on our condensed consolidated balance sheets.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 10 to our condensed consolidated financial statements included in this report. Also, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings of common and preferred stock, and may utilize from time to time in the future debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. On August 25, 2016, the Company entered into an amendment to the equity distribution agreement with JMP (as amended, the “JMP Agreement”) and a separate equity distribution agreement (the “Ladenburg Equity Distribution Agreement” and, together with the JMP Agreement, the “Equity Distribution Agreements”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg” and, together with JMP, the “Agents”), pursuant to which the Company may sell the Offered Securities remaining under the existing ATM Program through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements.

On August 19, 2016, in anticipation of the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to MLV notice of termination of the equity distribution agreement, dated as of March 20, 2015, by and between the Company and MLV which termination became effective August 22, 2016. During the three and nine months ended September 30, 2016, there were no shares issued under the Equity Distribution Agreements. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. As of September 30, 2016, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

Management Agreements

We have investment management agreements with Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. We also had an investment management agreement with RiverBanc that was terminated on May 17, 2016 as a result of our acquisition of the outstanding common equity interests in RiverBanc that were not previously owned by the Company on May 16, 2016. See Note 21 to our condensed consolidated financial statements included in this report for more information on the business combination. See "- Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2016 to Three and Nine Months Ended September 30, 2015 - Comparative Expenses" for more information regarding the base management and incentive fees incurred during the three and nine months ended September 30, 2016.

Dividends

On September 15, 2016, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on July 15, 2016 and ended on October 14, 2016. The dividend was paid on October 15, 2016 to our Series B Preferred stockholders of record as of October 1, 2016.

On September 15, 2016, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on July 15, 2016 and ended on October 14, 2016. The dividend was paid on October 15, 2016 to our Series C Preferred stockholders of record as of October 1, 2016.

On September 15, 2016, we declared a 2016 third quarter cash dividend of $0.24 per common share. The dividend was paid on October 28, 2016 to common stockholders of record as of September 26, 2016. The dividend was paid out of our working capital.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) and up to 29% (in the case of our CMBS).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $230.1 million at September 30, 2016, with a net exposure of $104.7 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of September 30, 2016 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$4,675
+100	$4,414
-100	$(9,710)

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

With respect to the $501.9 million of distressed residential mortgage loans the Company owned at September 30, 2016, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of September 30, 2016, we own $342.2 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 38.8% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of September 30, 2016, we own approximately $180.8 million of mezzanine loan, preferred equity and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments.

We are exposed on the credit risk in our investments in Non-Agency RMBS backed by re-performing or nonperforming loans totaling $174.6 million as of September 30, 2016. Our non-Agency RMBS backed by re-performing or nonperforming loans were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The non-Agency RMBS backed by re-performing or nonperforming loans are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our non-Agency RMBS backed by re-performing or nonperforming loans and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2016 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2016, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(74,545)	2.96
+100	$(38,565)	2.66
Base		2.06
-100	$26,277	1.29

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5. Other Information

Headlands Management Agreement

On November 2, 2016, we entered into a management agreement with Headlands (the “Headlands Management Agreement”), which is effective as of July 1, 2016 (the “Effective Date”) and replaces our prior arrangement with Headlands. Pursuant to the terms of the Headland Management Agreement, Headlands will receive a monthly base management fee in arrears in a cash amount equal to the product of (i) 1.50% per annum of “Equity” as of the last business day of the previous month, multiplied by (ii) 1/12th, where Equity is defined as “Assets” minus “Debt,” Assets is defined as the aggregate net carrying value (in accordance with GAAP) of those assets of our company managed by Headlands (specifically excluding (i) any unrealized gains or losses that have impacted net carrying value as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss or in net income, and (ii) one-time events pursuant to changes in GAAP, (iii) impairment reserves recorded but not realized (if not included in unrealized gains or losses) and (iv) certain non-cash items not otherwise described above, in each case, as mutually agreed between Headlands and us) and Debt is defined as the greater of (1) the net carrying value (in accordance with GAAP, excluding adjustments for unrealized gains or losses) of all third-party debt or liabilities secured by the Assets and (2) prior to termination of the Headlands Management Agreement, zero. Previously, the base management fee had been calculated based on assets under management.

In addition, Headlands is entitled to an incentive fee that is calculated quarterly and paid in cash in arrears. The incentive fee is based upon the average Equity during the fiscal quarter, subject to a high water mark equal to a 5% return on Equity, and shall be payable in an amount equal to 35% of the dollar amount by which adjusted net income (as defined in the Headlands Management Agreement) attributable to the Assets, before accounting for any incentive fees payable to Headlands, exceeds an annualized 12% rate of return on Equity. With respect to the fourth fiscal quarter of each calendar 12-month period during the term of the Headlands Management Agreement, the incentive fee will be payable in an amount equal to the excess, if any, of the amount by which the incentive fee earned during the calendar 12-month period exceeds the total incentive fees paid for the first three quarters of such calendar 12-month period.  If incentive fees paid during the first three quarters exceed the amount earned on an annual basis, the excess incentive fee paid will be considered prepaid incentive fee and will be deducted from future incentive fees owed to Headlands.

The Headlands Management Agreement has an initial term that will expire on the first anniversary of the Effective Date and thereafter will be automatically extended for additional one year terms unless either party delivers written notice to the other party at least 180 days prior to the end of the then-applicable term.  Each of the parties has certain other customary termination rights. Neither Headlands nor we will incur a termination fee upon termination of the Headlands Management Agreement. In certain cases, if we terminate the Headlands Management Agreement, Headlands has, subject to certain conditions, a right of first refusal to purchase the Assets under management at the time of termination.

The foregoing description of the Headlands Management Agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, a copy of which is filed herewith as Exhibit 10.3 and incorporated by reference herein.

Item 6. Exhibits

The information set forth under "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 3, 2016	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Kristine R. Nario
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

10.1
Equity Distribution Agreement, dated August 25, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2016).

10.2
Amendment No. 1 to Equity Distribution Agreement, dated August 25, 2016, by and between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2016).

10.3	Investment Management Agreement, by and between NYMT Loan Financing, LLC and Headlands Asset Management, LLC, dated as of November 2, 2016.

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Label Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.