Form 10-K
period 2016-12-31
NEW YORK MORTGAGE TRUST INC
filed 2017-02-28
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was $660,147,923.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on February 28, 2017 was 111,843,236.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders scheduled for May 2017 to be filed with the Securities and Exchange Commission by no later than April 28, 2017.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

PART I
Item 1. BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; "Agency fixed-rate" refers to Agency RMBS comprised of fixed-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including re-performing and non-performing loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDO” refers to collateralized debt obligation; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of December 31, 2016 and December 31, 2015, five separate Freddie Mac- sponsored multi-family loan K-Series securitizations, of which we, or one of our "special purpose entities," or "SPEs," own the first loss PO securities and certain IO securities; “Variable Interest Entity" or "VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

General

We are a real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets and financial assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes residential mortgage loans, including second mortgages and loans sourced from distressed markets, non-Agency RMBS, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate and Agency RMBS. Subject to market conditions, we intend to continue to reduce our investment in Agency RMBS in future periods and to redeploy capital from such assets sales to credit sensitive assets. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

In recent years, we have transitioned our portfolio to one focused increasingly on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. As part of our greater focus on credit assets, we acquired 100% of RiverBanc LLC, or RiverBanc, an investment management firm that managed over $400 million of direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including our Company, as well as ownership interests in certain other RiverBanc-managed entities. Consistent with this approach to capital allocation, we acquired an additional $314.7 million of residential and multi-family credit assets during the year ended December 31, 2016, while reducing our net capital allocated to Agency RMBS and Agency IO by approximately $47.9 million.

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

We internally manage a portion of our portfolio, including Agency ARMs, Agency fixed-rate RMBS, non-Agency RMBS, residential securitized loans, second mortgage loans, multi-family CMBS and preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties. In addition, as part of our investment strategy, we also utilize certain external investment managers to manage specific asset types that we target or own. Accordingly, Headlands Asset Management, LLC, or Headlands, provides investment management services with respect to our investments in distressed residential loans, and The Midway Group, L.P., or Midway, provides investment management services with respect to our investments in Agency IOs.

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

Our Investment Strategy

Our strategy is to construct a portfolio of mortgage-related and residential housing-related assets that includes elements of credit risk, to a larger extent, and interest rate risk, to a lesser extent. Our investment strategy focuses increasingly on the acquisition and management of “credit residential” assets, which we define as (i) residential mortgage loans, including distressed residential loans and second mortgage loans, (ii) non-Agency RMBS, (iii) multi-family investments, including CMBS, mezzanine loans to, and preferred and joint venture equity investments in, owners of multi-family properties, and (iv) equity and debt securities issued by entities that invest in residential and commercial real estate. By focusing our investment strategy on credit residential assets, we target assets that we believe will provide an attractive total rate of return rather than focusing on assets that provide strictly net interest margin. We also own a portfolio of leveraged Agency RMBS, which includes Agency ARMs, Agency fixed-rate and Agency IOs, although we began reducing our investment in this asset class in 2016, and we may pursue opportunistic acquisitions of other types of assets that meet our investment criteria.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral, the composition of our investment portfolio, REIT qualification and other regulatory requirements and future general market conditions. Consistent with our strategy to produce returns through a combination of net interest margin and net realized capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

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

For more information regarding our portfolio as of December 31, 2016, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Credit Residential Assets

We seek to identify credit sensitive assets, primarily relating to residential housing and multi-family housing, from which we can extract value through a combination of current yield and/or capital appreciation. Currently, our portfolio of credit residential assets is comprised of investments in two asset categories: structured multi-family property investments and distressed residential assets.

Structured Multi-Family Property Investments

We seek to position our structured multi-family investment platform in the marketplace as a real estate investor focused on debt and equity transactions involving multifamily apartment properties. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i)as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated tranche of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States. In general terms, we expect to that our multi-family investments will principally be in the form of multi-family CMBS, as well as preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family apartment properties.
With respect to those investments where we participate as a capital partner, we generally pursue existing multi-family properties that have in-place cash flow and unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that will lead to net cash flow growth and capital gains. Generally, we target investments in multi-family properties that are or have been:

•located in a particularly dynamic submarket with strong prospects for rental growth;

•	located in smaller markets that are underserved and more attractively priced;

•	poorly managed by the previous owner, creating an opportunity for overall net income growth through better management practices;

•	undercapitalized and may benefit from an investment in physical improvements; or

•	highly stable and are suitably positioned to support high-yield preferred equity or mezzanine debt within their capital structure.

As a capital partner, we generally seek experienced property-level operators or real estate entrepreneurs who have the ability to identify and manage strong investment opportunities but may lack the financial resources to fully fund the capital needed for a property acquisition. We intend to require our operating partners to materially co-invest in every investment we make with them as a capital partner.

Multi-Family CMBS. Our portfolio of multi-family CMBS is comprised of (i) fixed rate PO securities issued from the first loss tranche, or “first loss,” of certain multi-family K-series securitizations sponsored by Freddie Mac and (ii) certain IO securities issued by these securitizations. Our investments in these privately placed first loss PO securities generally represent approximately 7.5% of the overall securitization which typically totals approximately $1.0 billion in multi-family residential loans consisting of 70 to 100 individual properties diversified across a wide geographic footprint in the United States. These first loss securities are typically backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. Moreover, each first loss tranche of multi-family CMBS in our portfolio is, in most cases, the most junior tranche of security issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior tranches being exposed to loss. As a result, each of the first loss securities in our portfolio has been purchased, upon completion of a credit analysis and due diligence by our external manager and after consultation with and approval of our senior management, at a sizable discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss tranche, the Company has the right to participate in the workout of any distressed property in the securitization. We believe this right will allow the Company to mitigate or reduce any possible loss associated with the distressed property. IO securities that we own have been stripped off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We may in the future invest in more senior tranches of multi-family CMBS, which may include some form of leverage, if we believe the risk-adjusted returns for such assets are attractive. In addition, we may acquire multi-family CMBS from private originators of, or investors in, mortgage loans, including non-financial institutions and other entities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, the multi-family securities we own are not guaranteed by Freddie Mac.

Preferred Equity. We currently own, and expect to originate in the future, preferred equity investments in entities that directly or indirectly own multifamily properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Preferred equity typically is more highly leveraged, with loan-to-value ratios of 85% to 90%. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the senior loan on the property, and we expect to hold these investments until the mandatory redemption date. We generally intend to underwrite these investments such that our investment in these assets will produce not less than an approximately 12% current return on investment, plus fees.

Mezzanine Loans. We currently own, and anticipate making in the future, mezzanine loans that are senior to the operating partner’s equity in, and subordinate to a first-mortgage loan on, a multi-family property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees or collateral unrelated to the property.

We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, prepayment penalties, minimum profit hurdles or other mechanisms to protect and enhance returns in the event of premature repayment. We expect these investments will typically have terms from three to ten years and typically bear interest at a rate of 12% to 14% in the current market. Mezzanine loans typically have loan-to-value ratios between 85% and 90%. Similar to our preferred equity investments, we generally expect to underwrite our mezzanine loans such that a loan will produce not less than an approximately 12% current return on investment, plus fees.

Joint Venture Equity. We currently own, and may make joint venture investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pari passu basis between us and the other operating partners. In most cases, we expect to provide between 50% and 95% of the total equity capital for the joint venture, with our operating partner providing the balance of the equity capital, although we prefer to provide approximately 80% of the total equity capital in these structures. We typically require the operating agreement that governs our joint venture investment to provide for a minimum 10% hurdle return to all investors before the manager of a joint venture property, which is typically affiliated with our operating partners, will become eligible for any promoted interest. We generally expect to underwrite our joint venture equity investments such that our investments in these assets will produce an approximately 15% gross internal rate of return on our investment over our expected holding period, which is typically five to seven years.

Other. We may also acquire investments that are structured with terms that reflect a combination of the investment structures described above. We also may invest, from time to time, based on market conditions, in other multifamily investments, structured investments in other property categories, equity and debt securities issued by entities that invest in residential and commercial real estate or in other mortgage-related assets that enable us to qualify or maintain our qualification as a REIT or otherwise.

Distressed Residential Assets

We first began acquiring residential mortgage loans in 2012 from select mortgage loan originators and secondary market institutions. We do not originate loans currently nor provide direct financing to lenders; rather, we generally seek to acquire pools of distressed residential mortgage loans from select mortgage loan originators and secondary market institutions and contract with originators to acquire second lien mortgages they originate that meet our purchase criteria. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions. Since our inception, we have rotated in and out of non-Agency RMBS as market conditions warranted.

Distressed Residential Loans. During the years ended December 31, 2016 and 2015, we acquired multiple pools of distressed residential mortgage loans having an estimated aggregate market value of approximately $59.8 million and $152.2 million, respectively, at the time of their respective acquisitions. These distressed residential mortgage loans consist of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. The loans were purchased at a discount to the aggregate principal amount outstanding, which we believe will provide us with adequate credit protection and an opportunity to modify and sell the loan and achieve an attractive yield. Our distressed residential mortgage loans are sourced and managed by Headlands.

Second Mortgages. During the third quarter of 2015, we announced the expansion of our credit residential strategy through investments in targeted newly originated second lien mortgages, or "second mortgages". Pursuant to our second mortgage program, we have established relationships with mortgage originators that will underwrite the second mortgages to guidelines established by us. These guidelines should lead to the origination of a mortgage that will be a qualified mortgage as defined by the Consumer Finance Protection Bureau. We intend to purchase from these originators the closed second mortgages that meet our underwriting guidelines and have gone through our due diligence procedures. We intend to continue to accumulate second mortgage loans pursuant to flow sale and purchase agreements with our current partners and we intend to pursue new relationships with additional partners in the future. We believe this program will provide us with an attractive way to expand our portfolio with credit assets that should generate attractive risk-adjusted returns by targeting higher credit-quality borrowers that we believe are currently underserved by large financial institutions.

Investments in Non-Agency RMBS. In 2016, we increased our investments in non-Agency RMBS collateralized by re-performing and non-performing loans. Our non-Agency RMBS were purchased primarily in offerings of new issues of such securities at prices at or around par and represent the senior tranches in the securitizations of the loan portfolios collateralizing such securities. These non-Agency RMBS are structured with significant credit enhancement (typically approximately 50%, subject to market and credit conditions) to mitigate our exposure to credit risk on these securities. The subordinate tranche(s) absorb(s) all credit losses (until extinguished) and typically receives no cash flow (interest or principal) until the senior tranche is paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior tranche increases by 300 basis points if the security that we hold has not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that non-Agency RMBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

Leveraged Agency RMBS Investments

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

Other

Residential Securitized Loans. Our portfolio also includes prime ARM loans held in securitization trusts (which we sometimes refer to as "residential securitized loans" or “residential mortgage loans held in securitization trusts”). The prime ARM loans held in securitization trusts are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005. These loans are substantially prime, full documentation, hybrid ARMs on residential properties and are all first lien mortgages. We maintain the ownership trust certificates, or equity, of these securitizations, which includes rights to excess interest, if any, and also take an active role in managing delinquencies and default risk related to the loans.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-term repurchase agreement borrowings and structured financings, including securitized debt, CDOs and long-term subordinated debt, and the issuance of convertible notes. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets, such as our credit sensitive first loss tranche multi-family CMBS and distressed residential loans. Currently, we target maximum leverage ratios for callable or short-term financings of 8 to 1, in the case of Agency RMBS (other than Agency IOs), and 2 to 1, in the case of Agency IOs. We may utilize short term financing on other asset classes with leverage ratios driven by the nature of the underlying asset as well as current market conditions.

As of December 31, 2016, our overall leverage ratio, including our short-term financings, such as repurchase agreements, and longer-term financings, such as securitized debt and subordinated debt (excluding the CDOs issued by the Consolidated K-Series and our residential CDOs), divided by stockholders’ equity, was approximately 1.4 to 1. Our leverage ratio on our short term financings or callable debt was approximately 1.1 to 1. In each case, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

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

With respect to our investments in credit residential assets, we finance our investment in these assets primarily through working capital and, subject to market conditions, both short-term and long-term borrowings. Our financings may include repurchase agreement borrowings with terms of one year or less, or longer term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing. We engage in longer-term financings for the primary purpose of obtaining longer-term non-recourse financing on these assets. As of December 31, 2016, our multi-family CMBS amounting to approximately $397.8 million and distressed residential mortgage loans amounting to approximately $475.2 million are financed, in part, by some form of repurchase agreement borrowing or securitized debt.

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

For more information regarding our outstanding borrowings and debt instruments at December 31, 2016, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

As of December 31, 2016, we had allocated approximately $76.9 million of capital to investments managed by Midway.

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

Headlands Management Agreement

On November 2, 2016, we entered into a management agreement with Headlands (the "Headlands Management Agreement"), which became effective as of July 1, 2016 (the "Effective Date") and replaces our prior arrangement with Headlands. Pursuant to the terms of the Headlands Management Agreement, Headlands receives a monthly base management fee in arrears in a cash amount equal to the product of (i) 1.50% per annum of “Equity” as of the last business day of the previous month, multiplied by (ii) 1/12th, where Equity is defined as “Assets” minus “Debt,” Assets is defined as the aggregate net carrying value (in accordance with GAAP) of those assets of our Company managed by Headlands (specifically excluding (i) any unrealized gains or losses that have impacted net carrying value as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss or in net income, and (ii) one-time events pursuant to changes in GAAP, (iii) impairment reserves recorded but not realized (if not included in unrealized gains or losses) and (iv) certain non-cash items not otherwise described above, in each case, as mutually agreed between Headlands and us) and Debt is defined as the greater of (1) the net carrying value (in accordance with GAAP, excluding adjustments for unrealized gains or losses) of all third-party debt or liabilities secured by the Assets and (2) prior to termination of the Headlands Management Agreement, zero. Previously, the base management fee had been calculated based on assets under management.

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

Prior to July 1, 2016, Headlands received a monthly base management fee equal to 1.5% of assets under management.

Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities

Each of Midway and Headlands manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. In addition, we have in the past engaged in certain co-investment opportunities with an external manager or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company.

Midway has agreed that, when making investment allocation decisions between us and its other client accounts, it will seek to allocate investment opportunities on an equitable basis and in a manner it believes is in the best interests of its relevant accounts. Since certain of the assets that Midway manages on our behave are typically available only in specified quantities and since certain of these assets will also be targeted by other accounts managed by or associated with Midway, Midway may not be able to buy as much of certain assets as required to satisfy the needs of all of its clients’ or associated accounts. In these cases, we understand that the allocation procedures and policies of Midway would typically allocate such assets to multiple accounts in proportion to, among other things, the objectives, strategy, and stage of development or needs of each account. Moreover, the investment allocation policies of Midway may permit departure from proportional allocation when the total allocation would result in an inefficiently small amount of the security being purchased for an account. Although we believe that Midway will seek to allocate investment opportunities in a manner which it believes to be in the best interests of all accounts involved and will seek to allocate, on an equitable basis, investment opportunities believed to be appropriate for us and the other accounts it manages or is associated with, there can be no assurance that a particular investment opportunity will be allocated in any particular manner.

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

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2017 and thereafter. Accordingly, the net income we earn on our assets is generally not subject to federal income tax to the extent we distribute such income to our stockholders each year (subject to a minimum distribution requirement of 90% of our taxable income) and comply with various other requirements. Taxable income generated by TRSs is subject to regular corporate income tax.

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

8)	It meets certain other qualification tests, described below, regarding the nature of its income and assets.

9)	It uses a calendar year for federal income tax purposes and complies with the record keeping requirements of the federal income tax laws.

We must meet requirements 1 through 4 and 7 through 9 during our entire taxable year, requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months, and requirement 6 during the last half of our taxable year.

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

Gross Income Tests

We must meet the following separate gross income-based tests each year:

1.
The 75% Gross Income Test. At least 75% of our gross income for the taxable year must be derived from Qualified REIT Assets. Such income includes interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property, rents from real property, gains from the sale of Qualified REIT Assets, and qualified temporary investment income or interests in real property. The investments that we have made and intend to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2.
The 95% Gross Income Test. At least 95% of our gross income for the taxable year must be derived from the sources that are qualifying for purposes of the 75% test, and from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property.

Distributions

We must distribute to our stockholders each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code, less (iii) any “excess non-cash income.” We have made and intend to continue to make distributions to our stockholders in sufficient amounts to meet the distribution requirement for REIT qualification.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 275 Madison Avenue, Suite 3200, New York, New York, 10016 and our telephone number is (212) 792-0107. As of December 31, 2016, we employed 19 full-time employees.

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

Item 1A. RISK FACTORS

Set forth below are the risks that we believe are material to stockholders and prospective investors. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects and financial condition. These risks could cause the market price of our securities to decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may adversely affect our business, liquidity, operating results, prospects and financial condition.

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

Certain of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and certain other borrowings typically provide for a payment reset period of 30 days or less. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on RMBS or other assets, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

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

Our direct and indirect investments in multi-family and other commercial properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Our direct and indirect investments in multi-family or other commercial property are subject to risks of delinquency and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan or obligation secured by, or an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. Similarly, the CMBS, mezzanine loans and preferred equity and joint venture equity investments we own will be adversely affected by a default on any of the loans that underlie those securities or that are secured by the related property. See "—We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks."

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

Before acquiring certain assets, such as whole mortgage loans, CMBS, or other mortgage-related or fixed income assets, we or the external manager responsible for the acquisition and management of such asset may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s credit profile, (ii) a review of all or merely a subset of the documentation related to the asset, or (iii) other reviews that we or the external manager may deem appropriate to conduct. There can be no assurance that we or the external manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

A portion of the securities or loans we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. For example, certain of our multi-family CMBS is held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. The illiquidity of certain of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and our targeted assets, we began to outsource the management of certain asset classes for which we had limited internal resources or experience. We presently utilize two external managers to manage certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives in these asset classes. We are subject to the risk that our external managers will terminate their respective management agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies on a timely basis or at all.

Pursuant to our management agreements, our external managers are entitled to receive a management fee that is payable regardless of the performance of the assets under their management.

We will pay each of our external managers substantial base management fees, based on our invested capital regardless of the performance of the assets under their management. The external managers’ entitlement in many cases to non-performance based compensation may reduce its incentive to devote the time and effort of its professionals to seeking profitable investment opportunities for our company, which could result in the under-performance of assets under their management and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

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

The key personnel of our external managers and its affiliates devote as much time to us as our external managers deem appropriate, however, these individuals may have conflicts in allocating their time and services among us and their other accounts and investment vehicles. During turbulent conditions in the mortgage or real estate industries, distress in the credit markets or other times when we will need focused support and assistance from our external managers, other entities for which our external managers serve as manager, or their accounts, will likewise require greater focus and attention, placing the resources of our external managers in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

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

In certain cases, if we terminate the Headlands Management Agreement, Headlands has, subject to certain conditions, a right of first refusal to purchase the loans managed by them at the time of the termination, which could result in the disposition of assets when we otherwise would not choose to dispose of such assets.

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

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our preferred stock and common stock, with holders of our preferred stock having priority over holders of our common stock. Additional equity and certain convertible notes offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and diluting their stock holdings in us.

Future sales of our stock or other securities with an equity component could have an adverse effect on the price of our securities.

We cannot predict the effect, if any, of future sales of our stock or other securities with an equity component, or the availability of shares for future issuance, on the market price of our common or preferred stock. Sales of substantial amounts of these securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our securities.

An increase in interest rates may have an adverse effect on the market price of our securities and our ability to make distributions to our stockholders.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our shares or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio.

Our investments could be adversely affected if one of our operating partners or property managers at one of the multi-family projects in which we have invested performs poorly, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

In general, with respect to our preferred and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, we expect to rely on our operating partners for the day-to-day management and maintenance of these properties. We will have no control or only limited influence over the day-to-day management and maintenance of such properties. Our operating partners are not fiduciaries to us, and in some cases, may have significantly less capital invested in a project than us. In addition, our operating partners engage property managers, which provide on-site management services. One or more of our operating partners or property managers may perform poorly in managing one or more of our project investments for a variety of reasons, including failure to properly adhere to budgets or properly consummate the property business plan. If one of our operating partners or property managers does not perform well at one of our projects, we may not be able to ameliorate the adverse effects of poor performance by terminating the operating partner or property manager and finding a replacement partner to manage these properties in a timely manner. In such an instance, our business, results of operations, financial condition and ability to make distributions to our stockholders could be materially adversely affected.

Actions of our operating partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We have entered into, and in the future intend to enter into, joint ventures with operating partners to acquire or improve properties. We may also make investments in properties through partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	that our operating partners may share certain approval rights over major decisions;

•
that our operating partners may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our operating partner in a property might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by one of our operating partners;

•
that one of our operating partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•
disputes between us and our operating partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business, which may subject the properties owned by the applicable joint venture to additional risk;

•
under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture; or

•
that we will rely on our operating partners to provide us with accurate financial information regarding the performance of the joint venture properties in which we invest on a timely basis to enable us to satisfy our annual, quarterly and periodic reporting obligations under the Exchange Act and our operating partners and the joint venture entities in which we invest may have inadequate internal controls or procedures that could cause us to fail to meet our reporting obligations and other requirements under the federal securities laws.

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce your investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our earnings.
Substantially all of the apartment leases at the properties we invest in are for terms of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our earnings may be impacted more quickly by declines in market rents than if these leases were for longer terms, which could have a material adverse effect on our business, results of operations, financial condition and ability to make distributions to our stockholders.
The revenues generated by our investments in multi-family properties are significantly influenced by demand for multi-family properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified portfolio.
A substantial portion of our investment portfolio is comprised of direct or indirect investments in multi-family properties, and we expect that our portfolio going forward will continue to heavily focus on these assets. As a result, we are subject to risks inherent in investments concentrated in a single industry, and a decrease in the demand for multi-family apartment properties would likely have a greater adverse effect on our revenues and results of operations than if we invested in a more diversified portfolio. Resident demand at multi-family apartment properties may be adversely affected by, among other things, reduced household spending, reduced home prices, high unemployment, the rate of household formation or population growth in the markets in which we invest, changes in interest rates or the changes in supply of, or demand for, similar or competing multi-family apartment properties in an area. Reduced resident demand could cause downward pressure on occupancy and market rents at the properties in which we invest, which could cause a decrease in our revenue. In addition, decreased demand could also impair the ability of our joint venture properties or operating partners to satisfy their substantial debt service obligations or make distributions or payments of principal or interest to us, which in turn could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Our existing goodwill could become impaired, which may require us to take significant non-cash charges.

We evaluate our goodwill for impairment at least annually, or more frequently if circumstances indicate potential impairment may have occurred. We also evaluate, at least quarterly, whether events or circumstances have occurred subsequent to the annual impairment testing which indicate that it is more-likely-than-not an impairment loss has occurred. If the fair value of our reporting unit is less than its carrying value, we would record an impairment charge for the excess of the carrying amount over the estimated fair value. The valuation of our reporting unit requires significant judgment, which includes the evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Any impairment of goodwill as a result of such analysis would result in a non-cash charge against earnings, which could materially adversely affect our reported financial results for the period in which the charge was taken and the price of our securities.

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

The investments we make in accordance with our investment strategy may result in a high degree of risk or loss of principal than alternative investment options. Our investments may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

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

Our Board of Directors does not approve each of our investment decisions, and may change our investment guidelines without notice or stockholder consent, which may result in riskier investments.

Our Board of Directors periodically reviews our investment guidelines, investment portfolio, and potential investment strategies. However, our directors do not pre-approve individual investments leaving management and our external managers with day-to-day discretion over the portfolio composition within the investment guidelines. Within those guidelines, management and our external managers have discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management or external managers. Our Board of Directors has the authority to change our investment guidelines at any time without notice to or consent from our stockholders. To the extent that our investment guidelines change in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Moreover, because our management and our external managers have great latitude within our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, there can be no assurance that our management and our external managers will not make investments that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

We are dependent on certain key personnel.

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer, Steven R. Mumma, our President, Kevin M. Donlon, and certain other key individuals employed by us or our external managers. The loss of Mr. Mumma, Mr. Donlon or any key personnel of our Company or our external managers or their services could have a material adverse effect on our operations.

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

We and our managers expect to value our investments in many credit sensitive assets, including, but not limited to, multi-family CMBS, based on loss-adjusted yields taking into account estimated future losses on the loans that we are investing in directly or that underlie securities owned by us, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from our estimates. In the event that we underestimate the losses relative to the price we pay for a particular investment, we may experience material losses with respect to such investment.

We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

We currently own and may acquire in the future principal only multi-family CMBS that represent the first loss tranche or other subordinate tranche of a multi-family mortgage loan securitization. These securities are subject to the first risk of loss or greater risk of loss (as applicable) if any losses are realized on the underlying mortgage loans in the securitization. We also own and may acquire in the future interest only securities issued by multi-family mortgage loan securitizations. However, these interest only CMBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. CMBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, the CMBS, and in particular, first loss principal only CMBS, will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

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

Hedging instruments and other derivatives involve risk because they may not, in many cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally, we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.

The Commodity Futures Trading Commission ("CFTC") and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operation and our ability to make distributions to our stockholders.

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

Risks Related to Debt Financing

Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our securities and our ability to distribute cash to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and therefore are not able to retain our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our securities and our ability to make distributions to our stockholders, and you may lose part or all of your investment.

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

We leverage our equity through borrowings, generally through the use of repurchase agreements and other short-term borrowings, longer-term structured debt, such as CDOs and other forms of securitized debt, or corporate-level debt, such as convertible notes. We may, in the future, utilize other forms of borrowing. The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. Our repurchase agreements, excluding our repurchase agreements with Deutsche Bank AG, Cayman Islands Branch that finance our residential mortgage loans, including our distressed residential loans, are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

Despite our current debt levels, we may still incur substantially more debt or take other actions which could have the effect of diminishing our ability to make payments on our indebtedness when due and distributions to our stockholders.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted presently under the terms of the agreements governing our borrowings from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due and distributions to our stockholders.

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

When we engage in repurchase transactions, we generally sell RMBS, CMBS, mortgage loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same security or asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the security or asset to the lender is less than the value of that security or asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same security or asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the security). Certain of the assets that we pledge as collateral, including Agency IOs and distressed residential loans are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Payments on the Agency RMBS (excluding Agency IOs) in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. As broadly publicized, significant losses at Fannie Mae and Freddie Mac caused the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market,” which outlines recommendations for reforming the U.S. housing system, including reducing the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. In February 2012, the Federal Housing Finance Agency, or FHFA, released its “Strategic Plan for Enterprise Conservatorships,” as updated in May 2014, which sets forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships, which include (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. Since the FHFA first released its strategic plan, there have been a number of other housing finance reform proposals introduced, both from industry groups and by the U.S. Congress, many of which could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk and some of which involve the elimination of Freddie Mac and Fannie Mae. To date, no definitive legislation has been enacted with respect to a possible unwinding of Fannie Mae or Freddie Mac or a material reduction in their roles in the U.S. mortgage market and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these entities.

As discussed above, each of Fannie Mae, Freddie Mac and Ginnie Mae could be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them which would drastically reduce the amount and type of mortgage-backed securities, or MBS, available for purchase, we may be unable or significantly limited in our ability to acquire MBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of MBS issued by these GSEs and could have broad adverse market implications for the MBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the MBS and other mortgage-related assets that we own or seek to acquire. In addition, any market uncertainty that arises from any such proposed changes, or the perception that such changes will come to fruition, could have a similar impact on us and the values of the MBS and other mortgage-related assets that we own.

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

Given indications that the U.S. economy had improved sufficiently, the Federal Reserve reduced the pace of its purchases beginning in December 2013 and ultimately ending QE3 in October 2014. In December 2015, for the first time since 2006, the Federal Reserve increased the target for the federal funds rate by 25 basis points and increased it by an additional 25 basis points again in December 2016. The Federal Reserve has indicated its expectations for additional rate hikes in 2017. Should the U.S. economy begin to indicate signs of deterioration, the Federal Reserve could decide to restart an asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, and increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.

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

The failure of certain investments subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

We have entered and intend to continue to enter into repurchase agreements under which we will nominally sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase the sold investments. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the investments that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such investments to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the investments during the term of the repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.

We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans.
We currently own, and in the future may originate or acquire, mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on the safe harbor. Consequently, there can be no assurance that the IRS will not challenge our treatment of such loans as qualifying real estate assets, which could adversely affect our ability to continue to qualify as a REIT. We have invested, and will continue to invest, in mezzanine loans in a manner that will enable us to continue to satisfy the REIT gross income and asset tests.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2016, our principal executive and administrative offices are located in leased space at 275 Madison Avenue, Suite 3200, New York, New York 10016. We also maintain an office in Charlotte, North Carolina.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2016, we had 111,474,521 shares of common stock outstanding and as of December 31, 2016, there were approximately 29 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis:

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2016
Fourth quarter	$6.95	$5.70	$6.60	12/15/2016	1/26/2017	0.24
Third quarter	6.55	5.87	6.02	9/15/2016	10/28/2016	0.24
Second quarter	6.62	4.64	6.10	6/16/2016	7/25/2016	0.24
First quarter	5.51	3.98	4.74	3/18/2016	4/25/2016	0.24

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2015
Fourth quarter	$6.01	$4.99	$5.33	12/16/2015	1/25/2016	0.24
Third quarter	7.80	5.49	5.49	9/18/2015	10/26/2015	0.24
Second quarter	8.04	7.48	7.48	6/18/2015	7/27/2015	0.27
First quarter	8.11	7.48	7.76	3/18/2015	4/27/2015	0.27

We intend to continue to pay quarterly dividends to holders of shares of our common stock. Future distributions will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	326,663

Performance Graph

The following line graph sets forth, for the period from December 31, 2011 through December 31, 2016, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2011.

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed filed under those acts.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Interest income	$319,306	$336,838	$378,847	$291,727	$137,348
Interest expense	254,668	260,651	301,010	231,178	105,926
Net interest income	64,638	76,187	77,837	60,549	31,422
Other income	41,238	45,841	105,208	29,062	9,105
General, administrative and other expenses	35,221	39,480	40,459	19,917	11,427
Net income attributable to Company's common stockholders	$54,651	$67,023	$130,379	$65,387	$28,279
Per share basic income	$0.50	$0.62	$1.48	$1.11	$1.08
Per share diluted income	$0.50	$0.62	$1.48	$1.11	$1.08
Dividends declared per common share	$0.96	$1.02	$1.08	$1.08	$1.06
Weighted average shares outstanding-basic	109,594	108,399	87,867	59,102	26,067
Weighted average shares outstanding-diluted	109,594	108,399	87,867	59,102	26,067

Selected Balance Sheet Data:

	As of December 31,
	2016	2015	2014	2013	2012
Investment securities, available for sale, at fair value	$818,976	$765,454	$885,241	$1,005,021	$1,105,870
Residential mortgage loans held in securitization trusts (net)	95,144	119,921	149,614	163,237	187,229
Distressed residential mortgage loans (net)	503,094	558,989	582,697	264,434	60,459
Multi-family loans held in securitization trusts, at fair value	6,939,844	7,105,336	8,365,514	8,111,022	5,442,906
Investment in unconsolidated entities	79,259	87,662	49,828	14,849	136
Mezzanine loan and preferred equity investments	100,150	44,151	24,907	13,209	3,522
Total assets (1)	8,951,631	9,056,242	10,540,005	9,898,675	7,160,401
Financing arrangements, portfolio investments	773,142	577,413	651,965	791,125	889,134
Financing arrangements, residential mortgage loans	192,419	212,155	238,949	—	—
Residential collateralized debt obligations	91,663	116,710	145,542	158,410	180,979
Multi-family collateralized debt obligations, at fair value	6,624,896	6,818,901	8,048,053	7,871,020	5,319,573
Securitized debt	158,867	116,541	232,877	304,964	117,591
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Total liabilities (1)	8,100,469	8,175,716	9,722,078	9,418,009	6,838,395
Total stockholders’ equity	$851,162	$880,526	$817,927	$480,666	$322,006

(1)
Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. As of December 31, 2016, December 31, 2015 and December 31, 2014, assets of the Company's Consolidated VIEs totaled $7,330,872, $7,412,093 and $8,847,078, respectively, and the liabilities of these Consolidated VIEs totaled $6,902,536, $7,077,175 and $8,457,034, respectively. See Note 9 of our consolidated financial statements included in this Annual Report for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related and residential-housing related assets and financial assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes certain credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

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

In recent years, we have transitioned our portfolio to one focused increasingly on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. As part of our greater focus on credit assets, we acquired 100% of RiverBanc LLC, or RiverBanc, an investment management firm that managed over $400 million of direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including our Company, as well as ownership interests in certain other RiverBanc-managed entities. Consistent with this approach to capital allocation, we acquired an additional $314.7 million of residential and multi-family credit assets during the year ended December 31, 2016, while reducing our net capital allocated to Agency RMBS and Agency IO by approximately $47.9 million.

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

We internally manage a portion of our portfolio, including Agency ARMs, Agency fixed-rate RMBS, non-Agency RMBS, residential securitized loans, second mortgage loans, multi-family CMBS and preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties. In addition, as part of our investment strategy, we also utilize certain external investment managers to manage specific asset types that we target or own. Accordingly, Headlands Asset Management, LLC, or Headlands, provides investment management services with respect to our investments in distressed residential mortgage loans and The Midway Group, L.P., or Midway, provides investment management services with respect to our investments in Agency IOs.

Significant Events in 2016

•	We generated net income attributable to common stockholders in 2016 of $54.7 million, or $0.50 per share.

•	We declared aggregate 2016 dividends of $0.96 per common share.

•	We issued and sold 1,905,206 shares of common stock under our at-the-market offering programs, resulting in net proceeds to us of $12.8 million.

•
On May 16, 2016, we completed the acquisition of the outstanding common equity interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI") and RB Development Holding Company LLC ("RBDHC") that were not previously owned by us. By acquiring a 100% ownership interest in RiverBanc, we internalized the management of our multi-family investments. We expect to achieve certain synergies related to processes and personnel as a result of this internalization. RBMI and RBDHC are investment vehicles managed by RiverBanc. In connection with the acquisitions, on May 16, 2016, Kevin M. Donlon, the founder and Chief Executive Officer of RiverBanc, was named President of the Company.

•
We repaid the outstanding notes from our 2013 distressed residential mortgage loans securitizations, which had an outstanding principal balance of $31.9 million at the time of repayment. The notes were issued in 2013 in an aggregate original principal amount of $138.3 million.

•
We repaid $55.9 million of outstanding notes from our November 2013 collateralized recourse financing, which was comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. In connection with the repayment of the notes, $181.9 million of securities serving as collateral for the notes were transferred back to the Company.

•
We closed on a securitization transaction that involved the issuance and sale of $177.5 million of Class A Notes representing beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. We retained $25.5 million of Class M Notes and a $79.8 million equity certificate issued by the securitization entity.  We also hold 5% of the Class A Notes issued. The sale of the remaining Class A Notes resulting in gross proceeds to us of approximately $167.7 million.

•	We repaid all of our outstanding FHLBI advances, which was funded primarily through repurchase agreement financing.

•	We funded $44.3 million of preferred equity investments in owners of multi-family properties and purchased $82.1 million of multi-family CMBS securities.

•
We sold residential mortgage loans, including distressed residential mortgage loans, with a carrying value of approximately $74.9 million for aggregate proceeds of approximately $91.6 million, which resulted in a net realized gain, before income taxes, of approximately $16.7 million.

•	We acquired residential mortgage loans, including distressed residential mortgage loans and second mortgages, for an aggregate purchase cost of approximately $82.2 million.

•	Purchased approximately $188.3 million of non-Agency RMBS backed by re-performing and non-performing loans during the year.

Key Fourth Quarter 2016 Developments

Repayment of Outstanding Notes from 2013 Collateralized Recourse Financing

In October 2016, the Company repaid $55.9 million of outstanding notes from its November 2013 collateralized recourse financing, which was comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. In connection with the repayment of the notes, $181.9 million of securities serving as collateral on the notes were transferred back to the Company.

Fourth Quarter 2016 Common Stock and Preferred Stock Dividends

On December 15, 2016, our Board of Directors declared a regular quarterly cash dividend of 0.24 per common share for the quarter ended December 31, 2016. The dividend was paid on January 26, 2017 to our common stockholders of record as of December 27, 2016.

On December 15, 2016, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on January 15, 2017 to our preferred stockholders of record as of January 1, 2017.

On December 15, 2016, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on January 15, 2017 to our preferred stockholders of record as of January 1, 2017.

Subsequent Events

On January 23, 2017, the Company completed the issuance and sale to Nomura Securities International, Inc. of $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of an over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts and commissions and estimated offering expenses, is approximately $127.3 million.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2017, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes will be permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately proceeding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Company estimates the all in cost of the Convertible Notes to be approximately 8.14%.

Current Market Conditions and Commentary

The housing market, credit conditions and the interest rate environment each have a significant impact on our business. The 2016 fiscal year was marked by significant volatility in the equity and energy markets during the first part of the year, with markets stabilizing and then rallying in the second half of the year. In 2016, economic indicators have suggested that the global economy is expanding again, buoyed in large part by a resurgent China, improved global industrial activity, continued, albeit moderate, economic expansion in the United States and signs that inflation is moving closer to expected levels. Interest rates continued to experience significant swings in 2016, as evidenced by an approximately 100 basis points increase in the ten-year U.S. Treasury Note during the fourth quarter of 2016. The U.S. election results in November 2016 boosted hopes for greater economic growth in the U.S. and abroad in 2017 and future years, but the wide distribution of potential policy outcomes that may result from the new U.S. administration poses uncertainty and may result in increased market volatility.

In light of market conditions in 2016 and what we expect to be a continued difficult hedging and earnings environment for Agency RMBS, we determined in 2016 to transition our portfolio to one increasingly focused on multi-family and residential credit assets, purchasing approximately $396.9 million of credit sensitive assets, while reducing our capital allocation to Agency RMBS, including Agency IOs, by 26% during the year. We intend to continue this portfolio transition in 2017. The market conditions discussed below significantly influence our investment strategy and results.

General. The U.S. economy grew at a slower pace in 2016 as compared to 2015, with real gross domestic product (“GDP”) expanding by 1.6% in 2016 versus 2.6% in 2015, again performing below Federal Reserve policymakers’ forecasts at the outset of the 2016 fiscal year. According to data from the Bureau of Economic Analysis, the deceleration in real GDP growth from 2015 to 2016 was influenced by a downturn in private inventory investment, a downturn in nonresidential fixed investment, and decelerations in residential fixed investment and in state and local government spending, among other things. According to the minutes of the Federal Reserve’s December 2016 meeting, Federal Reserve policymakers expect slightly higher GDP growth in 2017 and 2018, with the central tendency projections for GDP growth ranging from 1.9% to 2.3% for 2017 and 1.8% to 2.2% for 2018.

The labor market continued to display signs of improvement in 2016. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 5.0% as of the end of December 2015 to 4.7% as of the end of December 2016, while total nonfarm payroll employment posted an average monthly increase of 187,000 jobs in 2016, down from an average monthly increase of 221,000 jobs in 2015. Data from the U.S. Department of Labor in January 2017 indicated that the U.S. unemployment rate showed little change from 2016 at 4.8%, while total nonfarm payroll employment added 227,000 jobs in January 2017.

Federal Reserve and Monetary Policy. In December 2016, in view of realized and expected labor market conditions and inflation, the Federal Reserve announced that it would raise the target range for the federal funds rate by 25 basis points to 0.50% to 0.75% and has indicated its expectations for additional rate hikes in 2017, although the Federal Reserve opted not to increase the rate at its January 2017 meeting. The Federal Reserve last increased the target range for the federal funds rate in December 2015. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation." Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in significant volatility in 2017 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. The residential real estate market continued to display signs of growth during 2016. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2016 showed that, on average, home prices increased 5.3% for the 20-City Composite over November 2015. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 830,000 during the fourth quarter of 2016, which was 8.1% above the fourth quarter 2015 rate of 768,000. We expect the single-family residential real estate market to continue to improve modestly in the near term. We expect that improving single family housing fundamentals will have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 377,000 during the fourth quarter of 2016 and 373,000 for the full year 2016, as compared to 410,000 for the full year 2015. Moreover, even with the supply expansion in recent years, vacancy trends in the multi-family sector appear to remain stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI was at 42 for the second quarter of 2016, up from 39 for the first quarter of 2016, the highest score since the second quarter of 2013, but still largely in-line with index scores over the prior year. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own, although those gains have slowed over the past year.

Credit Spreads. Credit spreads generally tightened throughout much of 2016 and this had a positive impact on the value of many of our credit sensitive assets while also resulting in a more challenging current return environment for new investment in many of these asset classes. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During 2016, the bond market again experienced a significant amount of volatility with the closing yield of the ten-year U.S. Treasury Note trading between 1.36% and 2.60%, settling at 2.44% at December 31, 2016. During the second half of 2016, the Treasury curve steepened with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 126 basis points, up 37 basis points from June 30, 2016. This spread is important as it is indicative of opportunities for investing in levered assets.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and Agency fixed-rate RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac and the Agency IOs we invest in are issued by Fannie Mae, Freddie Mac or Ginnie Mae. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Our Business and Our Company-Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government may adversely affect our business.”

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

The Company’s valuation methodologies are described in “Note 16 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – As of December 31, 2016, we owned 100% of the first loss tranche securities of the “Consolidated K-Series.” The Consolidated K-Series collectively represents, as of December 31, 2016 and December 31, 2015, five separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss tranche PO securities and certain IO securities.

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

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Acquired distressed residential mortgage loans are recorded at fair value at the date of acquisition, with no allowance for loan losses. Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Business Combinations - The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. The Company accounts for business combinations by applying the acquisition method in accordance with ASC 805, Business Combinations. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income.

Net cash paid to acquire a business is classified as investing activities on the accompanying consolidated statements of cash flows.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

At December 31, 2016:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential(3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$441,472	$87,778	$628,522	$671,272	$95,144	$32,215	$1,956,403
Liabilities:
Callable(6)	(391,707)	(60,862)	(206,824)	(306,168)	—	—	(965,561)
Non-callable	—	—	(28,332)	(130,535)	(91,663)	(45,000)	(295,530)
Hedges (Net)(7)	2,500	5,417	—	—	—	—	7,917
Cash(8)	4,415	39,673	3,687	9,898	—	75,725	133,398
Goodwill	—	—	—	—	—	25,222	25,222
Other	3,166	4,874	(2,652)	13,436	890	(30,401)	(10,687)
Net capital allocated	$59,846	$76,880	$394,401	$257,903	$4,371	$57,761	$851,162
% of capital allocated	7.0%	9.0%	46.4%	30.3%	0.5%	6.8%	100.0%

(1)	Includes both Agency ARMs and Agency fixed-rate RMBS.

(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2016 follows:

Multi-Family loans held in securitization trusts, at fair value	$6,939,844
Multi-Family CDOs, at fair value	(6,624,896)
Net carrying value	314,948
Investment securities available for sale, at fair value	126,442
Total CMBS, at fair value	441,390
Mezzanine loan, preferred equity investments and investments in unconsolidated entities	169,678
Real estate under development	17,454
Financing arrangements	(206,824)
Securitized debt	(28,332)
Other	1,035
Net Capital in Multi-Family (a)	$394,401

(a) Net Capital in Multi-Family includes $3.1 million of non-controlling interest.

(3)	Includes $503.1 million of distressed residential loans and $162.1 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)
Other includes investments in unconsolidated entities amounting to $9.7 million and mortgage loans held for sale and mortgage loans held for investment totaling $21.3 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company's accompanying consolidated balance sheet in receivables and other assets. Other non-callable liabilities consist of $45 million in subordinated debentures.

(6)	Includes repurchase agreements.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $35.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

At December 31, 2015:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential(3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$547,745	$175,408	$450,228	$562,303	$119,921	$15,184	$1,870,789
Liabilities:
Callable(6)	(489,253)	(88,160)	—	(214,490)	—	—	(791,903)
Non-callable	—	—	(83,242)	(33,299)	(116,710)	(45,000)	(278,251)
Hedges (Net)(7)	2,997	2,623	—	—	—	—	5,620
Cash(8)	5,477	13,663	525	551	—	56,213	76,429
Other	9,311	4,799	(2,814)	12,972	1,187	(27,613)	(2,158)
Net capital allocated	$76,277	$108,333	$364,697	$328,037	$4,398	$(1,216)	$880,526
% of capital allocated	8.7%	12.3%	41.4%	37.3%	0.5%	(0.1)%

(1)	Includes both Agency ARMs and Agency fixed-rate RMBS.

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

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

For the year ended December 31, 2016, we reported net income attributable to the Company's common stockholders of $54.7 million, as compared to net income attributable to the Company's common stockholders of $67.0 million for the prior year. The main components of the change in net income for the year ended December 31, 2016 as compared to the prior year are detailed in the following table (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	$ Change
Net interest income	$64,638	$76,187	$(11,549)
Total other income	$41,238	$45,841	$(4,603)
Total general, administrative and other expenses	$35,221	$39,480	$(4,259)
Income from operations before income taxes	$70,655	$82,548	$(11,893)
Income tax expense	$3,095	$4,535	$(1,440)
Net income attributable to Company	$67,551	$78,013	$(10,462)
Preferred stock dividends	$12,900	$10,990	$1,910
Net income attributable to Company's common stockholders	$54,651	$67,023	$(12,372)
Basic income per common share	$0.50	$0.62	$(0.12)
Diluted income per common share	$0.50	$0.62	$(0.12)

Net Interest Income

The decrease in net interest income of approximately $11.5 million for the year ended December 31, 2016 as compared to the corresponding period in 2015 was driven by:

•	A decrease in net interest income of approximately $4.2 million in our Agency IO portfolio in 2016 due to higher prepayment experience on these assets and an increase in financing costs in 2016.

•
A decrease in net interest income of approximately $3.1 million in our Agency ARM and Agency fixed-rate RMBS portfolio due to a decrease in average interest earning assets in this portfolio and higher prepayment rates. During 2016, we determined to begin reducing the amount of capital we allocate to our Agency RMBS strategy.

•	An increase in net interest income of approximately $7.0 million in our multi-family portfolio due to an increase in average interest earning assets attributable to new multi-family preferred equity investments and CMBS purchased during the 2016 period. Also contributing to higher net interest income in this portfolio in 2016 was an increase in the weighted average yield on the interest earning assets in our multi-family portfolio during the 2016 period and lower average cost of funds during the period as compared to the corresponding period in 2015.

•
A decrease in net interest income of approximately $0.7 million in our residential securitized loan portfolio due to an increase in financing costs and a decrease in average interest earning assets in this portfolio in 2016.

•
A decrease in net interest income of approximately $4.1 million in our distressed residential portfolio due to a decrease in net interest income on our distressed residential mortgage loans of approximately $6.5 million partially offset by an increase in net interest income on our non-Agency RMBS of approximately $2.4 million. Net interest income on our distressed residential mortgage loans decreased due to seasoning of the portfolio resulting in less accretion of discount in the 2016 period as compared to the corresponding period in 2015 and an increase in financing costs in 2016. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets in this portfolio in 2016.

•	The partial year contribution of approximately $6.5 million of net interest income in 2015 by certain CLO securities. The CLO securities were sold during the second quarter of 2015.

Other Income

Total other income decreased by $4.6 million for the year ended December 31, 2016 as compared to the prior year. The change was primarily driven by:

•	A decrease in realized gains on distressed residential mortgage loans of $16.4 million due to decreased sales activity in 2016 as compared to the prior year.

•
A decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $9.3 million for the year ended December 31, 2016 as compared to the prior year. Credit spreads on our Freddie Mac K-Series securities tightened during the year ended December 31, 2015 (relative to credit spreads at December 31, 2014), which in turn drove valuations on these securities higher in 2015, while credit spreads remained relatively stable in 2016, thereby resulting in lower unrealized gain for the 2016 period.

•
An increase in net unrealized gains and an increase in realized gain on investment securities and related hedges of $9.7 million and $1.0 million, respectively, for the year ended December 31, 2016 as compared to the prior year, primarily related to improved hedging performance in our Agency IO portfolio.

•
An increase in other income of $9.7 million in the 2016 period, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with U.S. GAAP. In addition, other income increased due to income recognized from investments in unconsolidated entities made during the 2016 fiscal year.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2016	2015	$ Change
Salaries, benefits and directors’ compensation	$8,795	$4,661	$4,134
Professional fees	2,877	2,542	335
Base management and incentive fees	9,261	19,188	(9,927)
Expenses on distressed residential mortgage loans	10,714	10,364	350
Other	3,574	2,725	849
Total	$35,221	$39,480	$(4,259)

For the year ended December 31, 2016 as compared to the prior year, general, administrative and other expenses decreased by $4.3 million. Salaries, benefits and directors’ compensation was driven higher during the 2016 period as compared to prior year primarily due to the increase in employee headcount resulting from the RiverBanc acquisition, which was offset by a $9.9 million decline in base management and incentive fees during the 2016 period as compared to the prior year. The decline in base management and incentive fees was due in part to the termination of the RiverBanc management agreement on May 17, 2016 and lower incentive fees earned in 2016. In addition, management fees on our distressed residential loan strategy decreased due to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016.

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

	For the Years Ended December 31,
	2015	2014	$ Change
Net interest income	$76,187	$77,837	$(1,650)
Total other income	$45,841	$105,208	$(59,367)
Total general, administrative and other expenses	$39,480	$40,459	$(979)
Income from continuing operations before income taxes	$82,548	$142,586	$(60,038)
Income tax expense	$4,535	$6,395	$(1,860)
Net income attributable to Company	$78,013	$136,191	$(58,178)
Preferred stock dividends	$10,990	$5,812	$5,178
Net income attributable to Company's common stockholders	$67,023	$130,379	$(63,356)
Basic income per common share	$0.62	$1.48	$(0.86)
Diluted income per common share	$0.62	$1.48	$(0.86)

Net Interest Income

The decrease in net interest income of approximately $1.7 million for the year ended December 31, 2015 as compared to the corresponding period in 2014 was driven by:

•
A decrease in net interest income of approximately $7.8 million and $3.4 million in our Agency IO and Agency ARM and Agency fixed-rate RMBS portfolios, respectively, in 2015 due to a decrease in average interest earning assets in these portfolios and higher prepayment experience on these assets in 2015.

•
A decrease in net interest income of approximately $2.6 million in our multi-family portfolio in 2015 due to a reduction in this portfolio’s average interest earning assets. We sold two multi-family CMBS PO and two IO securities in the third and fourth quarters of 2014, one multi-family CMBS PO security in the first quarter of 2015, and multiple multi-family CMBS IO securities in the third quarter of 2015.

•	A decrease in net interest income of approximately $3.2 million in 2015 due to the sale of CLO securities in the second quarter of 2015.

•	A decrease in net interest income of approximately $0.6 million in our residential securitized loan portfolio due to a decrease in average interest earning assets in this portfolio in 2015.

•
An increase in net interest income of approximately $16.0 million in our distressed residential loan portfolio due to an increase in average interest earning assets in this portfolio in 2015. Average interest earning assets in this portfolio increased to $572.8 million for the year ended December 31, 2015 as compared to $249.0 million for the prior year.

Other Income

Total other income decreased by $59.4 million for the year ended December 31, 2015 as compared to the prior year. The change was primarily driven by:

•
A decrease in realized gain on investment securities and related hedges of $46.7 million in 2015. Realized gains in the 2014 period were significantly higher than realized gains in the 2015 period due to the sale of certain multi-family CMBS investments in the third and fourth quarters of 2014 that resulted in realized gain amounting to $39.1 million. In addition, our Agency IO portfolio generated a $10.9 million increase in realized losses on its derivative instruments for the year ended December 31, 2015. These changes were partially offset by realized gains recognized on the sale of the Company's CLO securities in 2015 amounting to $3.2 million.

•	A decrease in net unrealized loss on investment securities and related hedges of $5.0 million for the year ended December 31, 2015, primarily related to our Agency IO portfolio.

•
A decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $44.6 million in 2015 due to more moderate credit spread tightening in 2015 as compared to significant tightening in 2014.

•
An increase in realized gains on distressed residential mortgage loans of $16.9 million in 2015 due primarily to the sale of two pools of distressed residential mortgage loans in September 2015 with a carrying value of $120.3 million for aggregate proceeds of approximately $144.2 million.

•
An increase in gain on de-consolidation of $1.5 million in 2015 due to the sale in the first quarter of 2015 of a first loss PO security issued by a single Freddie Mac-sponsored securitization included in the Consolidated K-Series.

•	An increase in other income of $4.6 million in 2015, which is primarily due to an increase in income from our common and preferred equity ownership interests in RBMI.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2015	2014	$ Change
Salaries, benefits and directors’ compensation	$4,661	$4,281	$380
Professional fees	2,542	2,618	(76)
Base management fees and incentive fees	19,188	24,530	(5,342)
Expenses on distressed residential mortgage loans	10,364	6,429	3,935
Other	2,725	2,601	124
Total	$39,480	$40,459	$(979)

The decrease in base management and incentive fees for the year ended December 31, 2015 as compared to the same period in 2014 was primarily driven by a decrease in incentive compensation earned by RiverBanc. In the third and fourth quarter of 2014, RiverBanc earned incentive compensation from the sale of certain multi-family CMBS investments that generated $39.1 million in realized gains.

The increase in expenses related to distressed residential mortgage loans for the year ended December 31, 2015 as compared to the same period in 2014 is due to a higher average balance of loans outstanding in the 2015 period, thereby resulting in higher servicing costs, work-out costs and due diligence costs.

Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans (including distressed residential loans held in securitization trusts), loans held for investment, mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to and accounted for as loans, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

Year Ended December 31, 2016

	Agency RMBS	Agency IOs	Multi- Family (1)(2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$7,093	$8,636	$40,786	$36,592	$2,941	$705	$96,753
Interest Expense	(3,887)	(2,290)	(7,490)	(14,078)	(1,246)	(3,124)	(32,115)
Net Interest Income	$3,206	$6,346	$33,296	$22,514	$1,695	$(2,419)	$64,638

Average Interest Earning Assets (2) (3)	$523,355	$122,104	$330,242	$629,412	$112,083	$12,009	$1,729,205
Weighted Average Yield on Interest Earning Assets(4)	1.36%	7.07%	12.35%	5.81%	2.62%	5.87%	5.60%
Average Cost of Funds (5)	(0.86)%	(2.91)%	(6.44)%	(3.75)%	(1.17)%	—	(2.67)%
Portfolio Net Interest Margin(6)	0.50%	4.16%	5.91%	2.06%	1.45%	5.87%	2.93%

Year Ended December 31, 2015

	Agency RMBS	Agency IOs	Multi- Family (1)(2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$11,039	$11,412	$32,311	$39,739	$3,285	$6,081	$103,867
Interest Expense	(4,693)	(892)	(6,006)	(13,125)	(936)	(2,028)	(27,680)
Net Interest Income	$6,346	$10,520	$26,305	$26,614	$2,349	$4,053	$76,187

Average Interest Earning Assets (2) (3)	$624,111	$132,468	$268,726	$572,796	$143,200	$17,108	$1,758,409
Weighted Average Yield on Interest Earning Assets(4)	1.77%	8.61%	12.02%	6.94%	2.29%	35.54%	5.91%
Average Cost of Funds (5)	(0.87)%	(1.28)%	(7.11)%	(4.03)%	(0.69)%	—	(2.23)%
Portfolio Net Interest Margin(6)	0.90%	7.33%	4.91%	2.91%	1.60%	35.54%	3.68%

Year Ended December 31, 2014

	Agency RMBS	Agency IOs	Multi- Family (1)(2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$14,360	$19,068	$37,668	$18,681	$3,895	$9,259	$102,931
Interest Expense	(4,588)	(797)	(8,784)	(8,075)	(904)	(1,946)	(25,094)
Net Interest Income	$9,772	$18,271	$28,884	$10,606	$2,991	$7,313	$77,837

Average Interest Earning Assets (2) (3)	$724,769	$146,001	$302,009	$248,970	$161,596	$24,828	$1,608,173
Weighted Average Yield on Interest Earning Assets(4)	1.98%	13.06%	12.47%	7.50%	2.41%	37.29%	6.40%
Average Cost of Funds (5)	(0.74)%	(0.92)%	(7.17)%	(4.82)%	(0.58)%	(1.59)%	(2.00)%
Portfolio Net Interest Margin(6)	1.24%	12.14%	5.30%	2.68%	1.83%	35.70%	4.40%

(1)
The Company, through its ownership of certain securities has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements. Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our interest income in multi-family investments to our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Interest income, multi-family loans held in securitization trusts	$249,191	$257,417	$301,877
Interest income, investment securities, available for sale (a)	5,036	3,516	9,167
Interest income, mezzanine loan and preferred equity investments	9,112	4,349	2,540
Interest expense, multi-family collateralized debt obligation	222,553	232,971	275,916
Interest income, multi-family CMBS	40,786	32,311	37,668
Interest expense, investment securities, available for sale	1,859	—	—
Interest expense, securitized debt	5,631	6,006	8,784
Net interest income, Multi-Family	$33,296	$26,305	$28,884

(a) Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other.

(2)
Average Interest Earning Assets for the period excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by the Company.

(3)	Our Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(4)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

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

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed-Rate RMBS	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Weighted Average
December 31, 2016	21.7%	12.3%	19.4%	14.8%	11.1%	16.9%
September 30, 2016	20.7%	10.0%	18.2%	21.0%	15.9%	16.1%
June 30, 2016	17.6%	10.2%	15.6%	14.4%	17.8%	14.6%
March 31, 2016	13.5%	7.9%	14.7%	12.9%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	15.3%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	12.5%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	12.5%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	15.5%	13.7%	11.5%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
The change in CPR during 2016 primarily negatively impacted the net interest income from our Agency IOs, Agency fixed-rate RMBS and Agency ARMs. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Financial Condition

As of December 31, 2016, we had approximately $9.0 billion of total assets, as compared to approximately $9.1 billion of total assets as of December 31, 2015. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. As of December 31, 2016 and December 31, 2015, the Consolidated K-Series assets amounted to approximately $7.0 billion and $7.1 billion, respectively. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale. At December 31, 2016, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasuries, which are classified as investment securities available for sale. At December 31, 2016, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of December 31, 2016 as compared to December 31, 2015 is primarily related to our purchases of non-Agency RMBS and CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016		December 31, 2015
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$22,173	$23,203	$47,463	$49,670
2012	86,449	89,642	116,517	120,379
2013	—	—	1,282	1,313
2014	—	—	1,203	1,233
2015	—	—	401	418
Total ARMs	108,622	112,845	166,866	173,013

Fixed-Rate
Prior to 2012	1,011	1,042	21,947	24,947
2012	317,974	327,132	386,293	397,541
2013	—	—	309	335
2015	411	453	1,668	1,890
Total Fixed-Rate	319,396	328,627	410,217	424,713
IO
Prior to 2013	321,237	49,617	484,683	74,652
2013	87,142	14,635	113,845	19,214
2014	51,716	5,634	65,295	7,976
2015	55,338	9,578	91,837	13,548
2016	75,770	5,427	—	—
Total IOs	591,203	84,891	755,660	115,390

Total Agency RMBS	1,019,221	526,363	1,332,743	713,116

US Treasury Securities
Prior to 2012	—	—	10,000	10,037
2016	3,000	2,887	—	—
Total US Treasury Securities	3,000	2,887	10,000	10,037

Non-Agency RMBS
2006	1,659	1,229	2,088	1,567
2015	27,574	27,643	—	—
2016	133,647	134,412	—	—
Total Non-Agency RMBS	162,880	163,284	2,088	1,567

CMBS
Prior to 2013(1)	835,447	43,897	853,408	40,734
2013	5,912	5,733	—	—
2014	2,500	2,158	—	—
2015	16,880	14,364	—	—
2016	64,873	60,290	—	—
Total CMBS	925,612	126,442	853,408	40,734

Total	$2,110,713	$818,976	$2,198,239	$765,454

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at December 31, 2016 and December 31, 2015.

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At December 31, 2016, residential mortgage loans held in securitization trusts totaled approximately $95.1 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 80.7% of which are ARM loans that are interest only, at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At December 31, 2016, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2016	287	$98,303	$95,144
December 31, 2015	331	$122,545	$119,921

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016			December 31, 2015
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$424	$2,850	$48	$432	$2,850	$48
Current Coupon Rate	3.35%	5.25%	1.63%	2.82%	4.63%	1.38%
Gross Margin	2.36%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.3%	13.25%	9.38%	11.3%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	221	228	187	233	240	199
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	724	818	593	724	818	593
Original LTV	69.80%	95.00%	13.94%	69.77%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the years ended December 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(23,781)	—	—	(23,781)
Provision for loan loss	—	—	(612)	(612)
Transfer to real estate owned	(461)	—	117	(344)
Charge-Offs	—	—	112	112
Amortization of premium	—	(152)	—	(152)
Balance, December 31, 2016	$98,303	$623	$(3,782)	$95,144

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(30,684)	—	—	(30,684)
Provision for loan loss	—	—	(1,161)	(1,161)
Transfer to real estate owned	(75)	—	—	(75)
Charge-Offs	1,027	—	1,393	2,420
Amortization of premium	—	(193)	—	(193)
Balance, December 31, 2015	$122,545	$775	$(3,399)	$119,921

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2016	5,275	$559,945	$503,094
December 31, 2015	5,877	$640,570	$558,989

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $195.3 million and $114.2 million at December 31, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $77.1 million and $86.3 million at December 31, 2016 and 2015, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $279.9 million and $307.0 million at December 31, 2016 and December 31, 2015, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	December 31, 2016	December 31, 2015
50.00% or less	4.1%	3.3%
50.01% - 60.00%	4.3%	3.6%
60.01% - 70.00%	6.8%	6.7%
70.01% - 80.00%	10.8%	10.0%
80.01% - 90.00%	12.7%	11.9%
90.01% - 100.00%	14.0%	13.1%
100.01% and over	47.3%	51.4%
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2016	December 31, 2015
550 or less	18.5%	17.7%
551 to 600	28.7%	30.3%
601 to 650	28.0%	28.2%
651 to 700	15.6%	15.4%
701 to 750	6.6%	6.5%
751 to 800	2.3%	1.7%
801 and over	0.3%	0.2%
Total	100.0%	100.0%

Current Coupon	December 31, 2016	December 31, 2015
3.00% or less	13.5%	14.9%
3.01% - 4.00%	11.8%	9.3%
4.01 to 5.00%	22.0%	21.3%
5.01 - 6.00%	11.8%	11.5%
6.01% and over	40.9%	43.0%
Total	100.0%	100.0%

Delinquency Status	December 31, 2016	December 31, 2015
Current	69.7%	68.1%
31- 60 days	11.6%	11.0%
61 - 90 days	4.2%	9.0%
90+ days	14.5%	11.9%
Total	100.0%	100.0%

Origination Year	December 31, 2016	December 31, 2015
2005 or earlier	27.0%	27.1%
2006	18.1%	19.0%
2007	33.6%	34.2%
2008 or later	21.3%	19.7%
Total	100.0%	100.0%

Consolidated K-Series. As of December 31, 2016 and December 31, 2015, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations as of each of December 31, 2016 and December 31, 2015 of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statements of operations. As of December 31, 2016 and December 31, 2015, the Consolidated K-Series was comprised of $6.9 billion and $7.1 billion, respectively, in multi-family loans held in securitization trusts and $6.6 billion and $6.8 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 3.97% and 3.98% respectively. As a result of the consolidation of the Consolidated K-Series, our consolidated statements of operations for the years ended December 31, 2016 and 2015 included $249.2 million and $257.4 million in interest income, respectively, and $222.6 million and $233.0 million in interest expense, respectively. Also, we recognized a $3.0 million and $12.4 million unrealized gain in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $314.9 million and $286.4 million as of December 31, 2016 and December 31, 2015, respectively.

In February 2015, the Company sold a first loss tranche PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016	December 31, 2015
Current balance of loans	$8,824,481	$9,034,361
Number of loans	543	548
Weighted average original LTV	68.8%	68.8%
Weighted average underwritten debt service coverage ratio	1.49x	1.49x
Current average loan size	$16,251	$16,486
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	79	79
Weighted average loan rate	4.39%	4.40%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.8%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multifamily or residential real estate and related assets. As of December 31, 2016 and December 31, 2015, we had approximately $79.3 million and $87.7 million of investments in unconsolidated entities, respectively. The net decrease in investment in unconsolidated entities is attributable to our acquisition on May 16, 2016 of the outstanding ownership interests in RiverBanc, RBMI, and RBDHC that were not previously owned by the Company, which resulted in consolidation of these entities into the Company's financial statements, partially offset by one additional investment made during the year ended December 31, 2016. As a result of the business combination, the Company's equity investments in RiverBanc, RBMI and RBDHC were replaced by the recognition of joint venture equity investments totaling $52.2 million as of May 16, 2016. See Note 21 to our consolidated financial statements included in this report for more information on these business combinations.

Mezzanine Loan and Preferred Equity Investments. The Company had mezzanine loan and preferred equity investments in the amounts of $100.2 million and $44.2 million as of December 31, 2016 and December 31, 2015, respectively. The net increase at December 31, 2016 is attributable to six additional investments and our acquisition of the outstanding ownership interests in RBMI that were not previously owned by us, which resulted in consolidation of this entity into the Company's financial statements. As a result of the business combination and related consolidation, the Company recognized an additional $23.6 million of mezzanine and preferred equity investments as of May 16, 2016. See Note 21 to our consolidated financial statements included in this report for more information on the business combination.

As of December 31, 2016, all mezzanine loan and preferred equity investments were paying in accordance with their contractual terms. During the year ended December 31, 2016, there were no impairments with respect to our mezzanine loans and preferred equity investments.

The following tables summarize our mezzanine loans and preferred equity investments as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016
	Count	Carrying Amount (1)	Investment Amount(1)	Weighted Average Interest or Preferred Return Rate(2)	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$18,881	$19,058	12.53%	8.8
Preferred equity investments	14	81,269	82,096	12.10%	7.4
Total	19	$100,150	$101,154	12.18%	7.65

	December 31, 2015
	Count	Carrying Amount(1)	Investment Amount(1)	Weighted Average Interest or Preferred Return Rate(2)	Weighted Average Remaining Life (Years)
Mezzanine loans	2	$8,663	$8,735	12.50%	11.0
Preferred equity investments	9	35,488	35,794	12.38%	7.2
Total	11	$44,151	$44,529	12.41%	8.0

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.
Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements with third party financial institutions. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

As of December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%. At December 31, 2015, the Company had repurchase agreements and FHLBI advances with an outstanding balance of $577.4 million and a weighted average interest rate of 0.71%. Our repurchase agreements typically have terms of 30 days or less.

At December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.1%. At December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of December 31, 2016, the outstanding balance under our repurchase agreements was funded at an advance rate of 84.6% that implies an average haircut of 15.4%. As of December 31, 2015, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.1% that implies an average haircut of 7.9%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 25%, 27% and 25%, respectively, at December 31, 2016.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2016, 2015 and 2014 for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

Financing Arrangements, Residential Mortgage Loans.

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $200.0 million and a maximum uncommitted principal amount of $50.0 million to fund distressed residential mortgage loans, expiring on December 13, 2017. At December 31, 2015, the master repurchase agreement provided for an aggregate principal committed amount of up to $250.0 million. The outstanding balance on this master repurchase agreement as of December 15, 2016 and December 31, 2015 amounts to approximately $193.8 million and $214.5 million, respectively, bearing interest at one-month LIBOR plus 2.50% (3.26% and 2.92% at December 31, 2016 and December 31, 2015, respectively). Distressed residential mortgage loans with a carrying value of approximately $279.9 million at December 31, 2016 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the future purchase of residential mortgage loans, particularly second mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of December 31, 2016.

Residential Collateralized Debt Obligations. As of December 31, 2016 and 2015, we had residential collateralized debt obligations, or Residential CDOs, of $91.7 million and $116.7 million, respectively. As of December 31, 2016 and 2015, the weighted average interest rate of these Residential CDOs was 1.37% and 0.8%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $98.3 million and $122.5 million at December 31, 2016 and 2015, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and had a net investment in the residential securitization trusts of $4.4 million at December 31, 2016 and 2015.

Securitized Debt. As of December 31, 2016 and 2015, we had approximately $158.9 million and $116.5 million of securitized debt, respectively. As of December 31, 2016 and 2015, the weighted average interest rate for our securitized debt was 4.24% and 5.28%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. In February 2016, the Company repaid the outstanding notes from its distressed residential mortgage loan securitization transactions completed in 2013 with original principal amounts of $138.3 million and outstanding principal balance at the time of repayment amounting to $31.9 million. In April 2016, the Company closed on a securitization transaction that involved the issuance and sale of $177.5 million of Class A Notes representing beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued. In October 2016, the Company repaid $55.9 million of outstanding notes from a November 2013 collateralized recourse financing, which was collateralized by multi-family CMBS from three separate Freddie Mac-sponsored multi-family K-Series securitizations. See Note 9 to our consolidated financial statements included in this report for more information on securitized debt.

Subordinated Debentures. As of December 31, 2016 and 2015, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.79% and 4.32%, respectively. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

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

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At December 31, 2016 and December 31, 2015, the Company had $215 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market asset value of $0.1 million and $0.3 million at December 31, 2016 and December 31, 2015, respectively. See Note 10 to our consolidated financial statements included in this Form 10-K for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2016 was $851.2 million and included $3.1 million in non-controlling interest and $1.6 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $10.8 million in unrealized losses related to our Agency RMBS and non-Agency RMBS offset by $12.3 million in net unrealized gains related to our CMBS and $0.1 million in unrealized derivative gains related to cash flow hedges. Stockholders’ equity at December 31, 2015 was $880.5 million and included $2.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss consisted of $15.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS offset by $12.0 million in net unrealized gains related to our CMBS and $0.3 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the quarter and year ended December 31, 2016, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2016			Year Ended December 31, 2016
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$694,990	109,569	$6.34	$715,526	109,402	$6.54
Common stock issuance, net	13,112	1,905		14,010	2,072
Balance after share issuance activity	708,102	111,474	6.35	729,536	111,474	6.54
Dividends declared	(26,754)		(0.24)	(105,605)		(0.95)
Net change AOCI: (2)
Hedges	404		—	(202)		—
RMBS	(8,395)		(0.07)	4,472		0.05
CMBS	46		—	223		—
Net income attributable to Company's common stockholders	9,672		0.09	54,651		0.49
Ending Balance	$683,075	111,474	$6.13	$683,075	111,474	$6.13

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2016 of 111,474,521.

(2)	Accumulated other comprehensive income (“AOCI”).

(3)	The decrease in fair value related to our RMBS investments can be attributed to the rate sell off in the bond market during the fourth quarter.

The following table analyzes the changes in book value for the quarter and year ended December 31, 2015, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2015			Year Ended December 31, 2015
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$745,648	109,402	$6.82	$742,927	105,095	$7.07
Common stock issuance, net	230	—		32,782	4,307
Preferred stock issuance, net	—	—		86,862	—
Preferred stock liquidation preference	—	—		(90,000)	—
Balance after share issuance activity	745,878	109,402	6.82	772,571	109,402	7.06
Dividends declared	(26,256)		(0.24)	(111,199)		(1.02)
Net change AOCI: (2)
Hedges	1,112		0.01	(831)		(0.01)
RMBS	(5,651)		(0.05)	(2,613)		(0.02)
CMBS	(539)		(0.01)	(362)		—
CLOs	—		—	(9,063)		(0.08)
Net income attributable to Company's common stockholders	982		0.01	67,023		0.61
Ending Balance	$715,526	109,402	$6.54	$715,526	109,402	$6.54

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2015 of 109,401,721.

(2)	Accumulated other comprehensive income (“AOCI”).

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management and incentive fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain assets from its investment portfolio as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the year ended December 31, 2016, net cash increased primarily as a result of $53.8 million provided by operating activities and $33.7 million provided by investing activities, which was partially offset by $65.9 million used in financing activities. Our investing activities primarily included $136.8 million in principal paydowns on investment securities available for sale, $122.6 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, $208.2 million in proceeds from sales of investment securities, $136.3 million in principal repayments received on multi-family loans held in securitization trusts, $23.6 million in principal repayments received on residential mortgage loans held in securitization trusts, $10.9 million of return of capital from unconsolidated entities and preferred equity investments, $5.4 million from the redemption of FHLBI stock, $4.5 million from principal repayments received on mezzanine loans and preferred equity investments and $2.1 million in proceeds from sale of real estate owned, partially offset by $82.2 million of purchases of residential mortgage loans and distressed residential mortgage loans, $423.2 million of purchases of investment securities, $46.9 million in the funding of mezzanine loans, equity and preferred equity investments, a $35.2 million decrease in restricted cash, $28.5 million of cash used in the acquisition of businesses, and $0.9 million in net payments on other derivative instruments settled during the period. Our financing activities primarily included $136.3 million in payments made on multi-family CDOs, $118.0 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $25.2 million in payments made on Residential CDOs, $126.0 million in payments made on securitized debt and $16.3 million for the redemption of preferred equity, partially offset by net proceeds from financing arrangements of $176.0 million, $166.3 million of proceeds from issuance of securitized debt and $13.5 million in net proceeds from common stock issuances.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At December 31, 2016, we had cash and cash equivalents balances of $83.6 million, which increased from $62.0 million at December 31, 2015. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of December 31, 2016, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eight different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2016, we had an aggregate amount at risk under our repurchase agreements with eight counterparties of approximately $172.0 million, with no more than approximately $43.2 million at risk with any single counterparty. At December 31, 2016, the Company had short-term repurchase agreement borrowings on its investment securities of $773.1 million as compared to $577.4 million as of December 31, 2015.

As of December 31, 2016, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $83.6 million in cash and cash equivalents, $35.6 million in overnight deposits in our Agency IO portfolio included in restricted cash and $85.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of December 31, 2016 included $29.1 million of Agency RMBS, $43.6 million of CMBS and $12.3 million of non-Agency RMBS. We believe the cash and unencumbered securities, which collectively represent 26.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At December 31, 2016, the Company also had two master repurchase agreements, with Deutsche Bank AG, Cayman Islands Branch in aggregate committed principal amounts of up to $200.0 million and $100.0 million, expiring on December 13, 2017 and May 25, 2017, respectively. The outstanding balances under the master repurchase agreement in an aggregate principal amount of up to $200.0 million amounted to approximately $193.8 million and $214.5 million at December 31, 2016 and December 31, 2015, respectively. The agreement with an aggregate committed principal amount of up to $200.0 million is collateralized by distressed residential mortgage loans with a carrying value of $279.9 million at December 31, 2016. We had no outstanding balances under the other master repurchase agreement at December 31, 2016 and December 31, 2015.

At December 31, 2016, we also had other longer-term debt, including Residential CDOs outstanding of $91.7 million, multi-family CDOs outstanding of $6.6 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $158.9 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of December 31, 2016 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transactions, which is described in Note 9 of our consolidated financial statements.

On January 23, 2017, the Company completed the issuance of $138.0 million aggregate principal amount of the Convertible Notes in a public offering. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2017, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately proceeding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Company estimates the all in cost of the Convertible Notes to be approximately 8.14%.

As of December 31, 2016, our overall leverage ratio, including both our short-term and longer-term financing, such as securitized debt and subordinated debt (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by the Company's stockholders’ equity, was approximately 1.4 to 1. As of December 31, 2016, our leverage ratio on our short term financings or callable debt was approximately 1.1 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate and spread risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $148.0 million at December 31, 2016, and is included in payable for securities purchased on our consolidated balance sheets.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 10 to our consolidated financial statements included in this report. Also, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings of common and preferred stock, and may utilize from time to time in the future debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement (the "ATM Program"), as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. On August 25, 2016, the Company entered into an amendment to the equity distribution agreement with JMP (as amended, the "JMP Agreement") and a separate equity distribution agreement (the “Ladenburg Equity Distribution Agreement” and, together with the JMP Agreement, the “Equity Distribution Agreements”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg” and, together with JMP, the “Agents”), pursuant to which the Company may sell the Offered Securities remaining under the existing ATM Program through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements.

On August 19, 2016, in anticipation of the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to MLV notice of termination of the equity distribution agreement, dated as of March 20, 2015, by and between the Company and MLV which termination became effective August 22, 2016. During the year ended December 31, 2016, the Company issued 1,905,206 shares under the Equity Distribution Agreements at an average sales price of $6.87 per share, resulting in total net proceeds to the Company of $12.8 million. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. As of December 31, 2016, approximately $39.8 million of securities remains available for issuance under the Equity Distribution Agreements.

Management Agreements

We have investment management agreements with Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Year Ended December 31, 2016 to Year Ended December 31, 2015 - Comparative General, Administrative and Other Expenses" for more information regarding the management fees paid during the year ended December 31, 2016.

Dividends

For information regarding the declaration and payment of dividends on our preferred stock for the periods covered by this report, please see Note 17 to our consolidated financial statements included in this report. For information regarding the declaration and payment of dividends on our common stock, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) and up to 27% (in the case of our CMBS).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $278.5 million at December 31, 2016, with a net exposure of $129.4 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2016 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$337	$701	$515	$435	$1,988
Financing arrangements	965,561	—	—	—	965,561
Subordinated debentures(1)	2,206	4,412	4,419	74,839	85,876
Securitized debt(1)(3)	—	144,154	—	—	144,154
Interest rate swaps(1)	242	176	15	33	466
Management fees(2)	4,261	—	—	—	4,261
Employment agreements	1,450	240	—	—	1,690
Total contractual obligations(3)	$974,057	$149,683	$4,949	$75,307	$1,203,996

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2016.

(2)	Amounts include the base fees for Midway and Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.

(3)
We exclude our Residential CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential mortgage loans and real estate owned held in the securitization trusts. See Note 13 in the Notes to Consolidated Financial Statements for further information regarding our Residential CDOs. We also exclude the securitized debt related to our May 2012 re-securitization transaction as this debt is non-recourse to the Company. See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our Securitized Debt. The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series are excluded as this debt is non-recourse to the Company.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2016 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(1,047)
+100	$1,168
-100	$(5,631)

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, non-Agency RMBS, CMBS, mezzanine loans and preferred equity and joint venture equity investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

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

With respect to the $503.1 million of distressed residential mortgage loans the Company owned at December 31, 2016, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of December 31, 2016, we own $350.9 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 40.1% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of December 31, 2016, we owned approximately $179.4 million of mezzanine loan, preferred equity and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments.

We are exposed on the credit risk in our investments in non-Agency RMBS backed by re-performing or nonperforming loans totaling $162.1 million as of December 31, 2016. Our non-Agency RMBS backed by re-performing or nonperforming loans were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The non-Agency RMBS backed by re-performing or nonperforming loans are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our non-Agency RMBS backed by re-performing or nonperforming loans and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss PO CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2016, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2016, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
(basis points)	($ amounts in thousands)
+200	$(84,424)	2.97
+100	$(42,551)	2.89
Base		2.4
-100	$34,049	1.83

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

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of our portfolio, the availability of investment assets and the availability and the cost of financing for portfolio assets. Other key assumptions made in using the simulation model include prepayment speeds and management's investment, financing and hedging strategies. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our assets in determining the earnings at risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, as required by this Item 8, are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the "COSO framework"). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2017 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2017 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: February 28, 2017	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2017	By:	/s/ Kristine R. Nario
Kristine R. Nario
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chairman of the Board and Chief Executive Officer	February 28, 2017
Steven R. Mumma	(Principal Executive Officer)

/s/ Kristine R. Nario	Chief Financial Officer	February 28, 2017
Kristine R. Nario	(Principal Financial and Accounting Officer)

/s/ Kevin M. Donlon	President and Director	February 28, 2017
Kevin M. Donlon

/s/ Michael B Clement	Director	February 28, 2017
Michael B Clement

/s/ Alan L. Hainey	Director	February 28, 2017
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 28, 2017
Steven G. Norcutt

	Director	February 28, 2017
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2016

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York
February 28, 2017

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Investment securities, available for sale, at fair value (including $43,897 and $40,734 held in securitization trusts as of December 31, 2016 and December 31, 2015, respectively and pledged securities of $690,592 and $639,683, as of December 31, 2016 and December 31, 2015, respectively)	$818,976	$765,454
Residential mortgage loans held in securitization trusts (net)	95,144	119,921
Distressed residential mortgage loans, net (including $195,347 and $114,214 held in securitization trusts as of December 31, 2016 and December 31, 2015, respectively)	503,094	558,989
Multi-family loans held in securitization trusts, at fair value	6,939,844	7,105,336
Derivative assets	150,296	228,775
Cash and cash equivalents	83,554	61,959
Investment in unconsolidated entities	79,259	87,662
Mezzanine loan and preferred equity investments	100,150	44,151
Goodwill	25,222	—
Receivables and other assets	156,092	83,995
Total Assets (1)	$8,951,631	$9,056,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$773,142	$577,413
Financing arrangements, residential mortgage loans	192,419	212,155
Residential collateralized debt obligations	91,663	116,710
Multi-family collateralized debt obligations, at fair value	6,624,896	6,818,901
Securitized debt	158,867	116,541
Derivative liabilities	498	1,500
Payable for securities purchased	148,015	227,969
Accrued expenses and other liabilities	65,969	59,527
Subordinated debentures	45,000	45,000
Total liabilities (1)	$8,100,469	$8,175,716
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 111,474,521 and 109,401,721 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,115	1,094
Additional paid-in capital	748,599	734,610
Accumulated other comprehensive income (loss)	1,639	(2,854)
Accumulated deficit	(62,537)	(11,583)
Company's stockholders' equity	848,075	880,526
Non-controlling interest	3,087	—
Total equity	$851,162	$880,526

Total Liabilities and Stockholders' Equity	$8,951,631	$9,056,242

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2016 and December 31, 2015, assets of consolidated VIEs totaled $7,330,872 and $7,412,093, respectively, and the liabilities of consolidated VIEs totaled $6,902,536 and $7,077,175, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
INTEREST INCOME:
Investment securities and other	$33,696	$36,390	$54,391
Multi-family loans held in securitization trusts	249,191	257,417	301,877
Residential mortgage loans held in securitization trusts	3,770	3,728	3,755
Distressed residential mortgage loans	32,649	39,303	18,824
Total interest income	$319,306	$336,838	$378,847

INTEREST EXPENSE:
Investment securities and other	$17,764	$13,737	$5,569
Multi-family collateralized debt obligations	222,553	232,971	275,916
Residential collateralized debt obligations	1,246	936	904
Securitized debt	11,044	11,126	16,762
Subordinated debentures	2,061	1,881	1,859
Total interest expense	$254,668	$260,651	$301,010

NET INTEREST INCOME	$64,638	$76,187	$77,837

OTHER INCOME (LOSS):
Recovery (provision) for loan losses	$838	$(1,363)	$(1,939)
Realized (loss) gain on investment securities and related hedges, net	(3,645)	(4,617)	42,091
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	—	1,483	—
Realized gain on distressed residential mortgage loans	14,865	31,251	14,380
Unrealized gain (loss) on investment securities and related hedges, net	7,070	(2,641)	(7,667)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	3,032	12,368	56,931
Loss on extinguishment of debt	—	—	(3,397)
Other income	19,078	9,360	4,809
Total other income	$41,238	$45,841	$105,208

Base management and incentive fees	$9,261	$19,188	$24,530
Expenses related to distressed residential mortgage loans	10,714	10,364	6,429
Other general and administrative expenses	15,246	9,928	9,500
Total general, administrative and other expenses	$35,221	$39,480	$40,459

INCOME FROM OPERATIONS BEFORE INCOME TAXES	$70,655	$82,548	$142,586
Income tax expense	3,095	4,535	6,395

NET INCOME	$67,560	$78,013	$136,191
Net income attributable to non-controlling interest	(9)	—	—
NET INCOME ATTRIBUTABLE TO COMPANY	$67,551	$78,013	$136,191
Preferred stock dividends	(12,900)	(10,990)	(5,812)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$54,651	$67,023	$130,379

Basic income per common share	$0.50	$0.62	$1.48
Diluted income per common share	$0.50	$0.62	$1.48
Weighted average shares outstanding-basic	109,594	108,399	87,867
Weighted average shares outstanding-diluted	109,594	108,399	87,867

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$54,651	$67,023	$130,379
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	4,695	(2,975)	20,881
Reclassification adjustment for net gain included in net income	—	(9,063)	(13,033)
Decrease in fair value of derivative instruments utilized for cash flow hedges	(202)	(831)	(906)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$4,493	$(12,869)	$6,942
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$59,144	$54,154	$137,321

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2013	$641	$72,397	$404,555	$—	$3,073	$480,666	$—	$480,666
Net income	—	—	—	136,191	—	136,191	—	136,191
Common Stock issuance, net	410	—	297,316	—	—	297,726	—	297,726
Dividends declared on common stock	—	—	—	(97,786)	—	(97,786)	—	(97,786)
Dividends declared on preferred stock	—	—	—	(5,812)	—	(5,812)	—	(5,812)
Reclassification adjustment for net gain included in net income	—	—	—	—	(13,033)	(13,033)	—	(13,033)
Increase in fair value of available for sale securities	—	—	—	—	20,881	20,881	—	20,881
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(906)	(906)	—	(906)
Balance, December 31, 2014	$1,051	$72,397	$701,871	$32,593	$10,015	$817,927	$—	$817,927
Net income	—	—	—	78,013	—	78,013	—	78,013
Common Stock issuance, net	43	—	32,739	—	—	32,782	—	32,782
Preferred Stock issuance, net	—	86,862	—	—	—	86,862	—	86,862
Dividends declared on common stock	—	—	—	(111,199)	—	(111,199)	—	(111,199)
Dividends declared on preferred stock	—	—	—	(10,990)	—	(10,990)	—	(10,990)
Reclassification adjustment for net gain included in net income	—	—	—	—	(9,063)	(9,063)	—	(9,063)
Decrease in fair value of available for sale securities	—	—	—	—	(2,975)	(2,975)	—	(2,975)
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(831)	(831)	—	(831)
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526	$—	$880,526
Net income	—	—	—	67,551	—	67,551	9	67,560
Common Stock issuance, net	21	—	13,989	—	—	14,010	—	14,010
Dividends declared on common stock	—	—	—	(105,605)	—	(105,605)	—	(105,605)
Dividends declared on preferred stock	—	—	—	(12,900)	—	(12,900)	—	(12,900)
Increase in fair value of available for sale securities	—	—	—	—	4,695	4,695	—	4,695
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(202)	(202)	—	(202)
Increase in non-controlling interest related to consolidation of interest in a limited liability company	—	—	—	—	—	—	3,078	3,078
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$67,560	$78,013	$136,191
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion)	7,648	542	(2,671)
Realized loss (gain) on investment securities and related hedges, net	3,645	4,617	(42,091)
Realized gain on distressed residential mortgage loans	(14,865)	(31,251)	(14,380)
Unrealized (gain) loss on investment securities and related hedges, net	(7,070)	2,641	7,667
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	—	(1,483)	—
Gain on remeasurement of existing membership interest in businesses acquired	(5,052)	—	—
Gain on bargain purchase on businesses acquired	(65)	—	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(3,032)	(12,368)	(56,931)
Loss on extinguishment of debt	—	—	3,397
Net decrease in loans held for sale	432	323	87
(Recovery of) provision for loan losses	(838)	1,363	1,939
Income from unconsolidated entity, mezzanine loan and preferred equity investments	(22,202)	(12,997)	(4,562)
Distributions of income from unconsolidated entity, mezzanine loan and preferred equity investments	15,801	9,827	2,238
Amortization of stock based compensation, net	514	983	1,180
Changes in operating assets and liabilities:
Receivables and other assets	6,756	10,945	(3,631)
Accrued expenses and other liabilities and accrued expenses, related parties	4,612	(14,819)	9,118
Net cash provided by operating activities	$53,844	$36,336	$37,551

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	$(28,468)	$—	$—
Restricted cash	(35,172)	33,448	(10,150)
Proceeds from sales of investment securities	208,229	99,235	93,578
Purchases of investment securities	(423,175)	(152,883)	(20,273)
Redemption (purchases) of FHLBI stock	5,445	(5,445)	—
Purchases of other assets	(103)	(61)	(254)
Funding of mezzanine loans, equity and preferred equity investments	(46,896)	(58,215)	(49,816)
Principal repayments received on mezzanine loans and preferred equity investments	4,464	4,308	5,590
Return of capital from unconsolidated entities and preferred equity investments	10,940	—	—
Net (payments) proceeds from other derivative instruments settled during the period	(933)	(5,766)	1,124
Principal repayments received on residential mortgage loans held in securitization trusts	23,648	28,166	12,687
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	122,552	238,798	64,715
Principal repayments received on multi-family loans held in securitization trusts	136,331	85,980	80,451
Principal paydowns on investment securities - available for sale	136,836	105,774	98,877
Proceeds from sale of real estate owned	2,131	1,044	3,882
Purchases of residential mortgage loans and distressed residential mortgage loans	(82,167)	(156,005)	(405,427)
Proceeds from sales of loans held in multi-family securitization trusts	—	65,587	—
Net cash provided by (used in) investing activities	$33,662	$283,965	$(125,016)

Cash Flows from Financing Activities:
Proceeds from (payments made on) financing arrangements, net of FHLBI advances and payments	$175,993	$(99,011)	$99,789
Proceeds from issuance of securitized debt	166,347	—	—
Common stock issuance, net	13,496	31,799	296,546
Preferred stock issuance, net	—	86,862	—
Dividends paid on common stock	(105,108)	(113,318)	(86,705)
Dividends paid on preferred stock	(12,900)	(9,218)	(5,812)
Payments made on residential collateralized debt obligations	(25,152)	(28,952)	(12,918)
Payments made on multi-family collateralized debt obligations	(136,314)	(85,966)	(83,839)
Payments made on securitized debt	(126,018)	(116,136)	(75,796)
Redemption of preferred equity	(16,255)	—	—
Net cash (used in) provided by financing activities	$(65,911)	$(333,940)	$131,265
Net Increase (Decrease) in Cash and Cash Equivalents	21,595	(13,639)	43,800
Cash and Cash Equivalents - Beginning of Period	61,959	75,598	31,798
Cash and Cash Equivalents - End of Period	$83,554	$61,959	$75,598

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

Supplemental Disclosure:
Cash paid for interest	$300,992	$307,162	$352,232
Cash paid for income taxes	$4,061	$4,922	$8,295
Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$148,015	$227,969	$283,537
Deconsolidation of multi-family loans held in securitization trusts	—	1,075,529	—
Deconsolidation of multi-family collateralized debt obligations	—	1,009,942	—
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,754	$26,256	$28,376
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$3,225	$1,453

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1.	Organization

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
“Agency fixed-rate RMBS” refers to Agency RMBS comprised of fixed-rate RMBS;
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

Net cash paid to acquire a business is classified as investing activities on the accompanying consolidated statements of cash flows.

On May 16, 2016, the Company acquired the outstanding membership interests in RiverBanc LLC (“RiverBanc”), RB Multifamily Investors LLC (“RBMI”), and RB Development Holding Company, LLC (“RBDHC”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100% (see Note 21). These transactions were accounted for by applying the acquisition method for business acquisitions under ASC 805.

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

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE when it is the primary beneficiary of such VIE, herein referred to as “Consolidated VIE”. As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs, U.S.
Treasury securities, certain Agency ARMs and Agency fixed-rate RMBS within the Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes.

The Company generally intends to hold its investment securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business. As a result, our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized (loss) gain on investment securities and related hedges in the accompanying consolidated statements of operations.

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

Interest income on certain of our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate of the projected cash flows from each security, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

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

The Company accounts for debt securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO), at date of acquisition in accordance with ASC 320-10, Investments - Debt and Equity Securities ("ASC 320-10"). The Company accounts for debt securities that are not of high credit quality (i.e., those whose risk of loss is more than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40, Investments - Beneficial Interest in Securitized Financial Assets ("ASC 325-40"). The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the debt securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC 320-10. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

A distressed residential mortgage loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the loan pool at its allocated carrying amount. In the event of a sale of the loan and receipt of payment (in full or partial) from the borrower, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the allocated carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, an individual loan is removed from the pool and a loss is recognized if the carrying value exceeds the fair value of the collateral less costs to sell. A gain is not recognized if the fair value of collateral less costs to sell exceeds the carrying value.

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

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, a loss is recognized if the carrying value exceeds the fair value of the collateral less costs to sell. A gain is not recognized if the fair value of collateral less costs to sell exceeds the carrying value.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of December 31, 2016 and December 31, 2015. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying consolidated statements of operations. The Company adopted Accounting Standards Update ("ASU") 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, effective January 1, 2016. As a result, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.

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

Management evaluates the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Mezzanine loans and preferred equity investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investment in Unconsolidated Entities”.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the consolidated statements of operations. The Company had investments in unconsolidated entities at fair value option included in investment in unconsolidated entities in the amounts of $60.3 million and $67.6 million as of December 31, 2016 and December 31, 2015, respectively.

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized, at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of December 31, 2016 and December 31, 2015 of $17.5 million and $0, respectively, is included in receivables and other assets on the consolidated balance sheets.

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

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate that goodwill may be impaired. Goodwill of $25.2 million as of December 31, 2016 relates to the Company's multifamily investment reporting unit.

Goodwill is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. The Company evaluated goodwill as of October 1, 2016 and no impairment was indicated.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, and employment/non-compete agreements with useful lives ranging from 1 to 10 years are included in receivables and other assets on the consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Receivables and Other Assets – Receivables and other assets as of December 31, 2016 and 2015 include restricted cash held by third parties of $56.0 million and $20.8 million, respectively. Included in restricted cash is $35.6 million and $11.6 million held in our Agency IO portfolio to be used for trading purposes and $6.1 million and $6.3 million held by counterparties as collateral for hedging instruments as of December 31, 2016 and 2015, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in receivables and other assets in the amounts of $24.1 million and $24.6 million as of December 31, 2016 and 2015, respectively.

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

On February 20, 2015, our wholly-owned, captive-insurance subsidiary, Great Lakes Insurance Holdings LLC (“GLIH”), became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). On January 12, 2016, the regulator of the Federal Home Loan Bank ("FHLB") system, the Federal Housing Finance Agency, released a final rule that amends regulations governing FHLB membership, including preventing captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, the Company's captive insurance subsidiary was required to terminate its membership and repay its existing advances within one year following the effective date of the final rule. In addition, the Company's captive insurance subsidiary was prohibited from taking new advances or renewing existing maturing advances during the one year transition period. The final rule became effective on February 19, 2016. During January 2016, the Company repaid all of its outstanding FHLBI advances, which repayment was funded primarily through repurchase agreement financing. On December 15, 2016, FHLBI redeemed our remaining 21,700 shares of stock completing the withdrawal of our membership.

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans through repurchase agreements that expire within 12-15 months. The borrowings under the repurchase agreements bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $1.3 million and $2.3 million as of December 31, 2016 and December 31, 2015, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company completed four securitizations in 2005 and 2006. The first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying consolidated financial statements.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $1.4 million and $1.0 million as of December 31, 2016 and December 31, 2015, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Derivative Financial Instruments – In accordance with ASC 815, Derivatives and Hedging, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

In connection with our investment in Agency IOs, the Company uses several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge the interest rate risk, as well as spread risk associated with these investments. The Company also purchases, or sells short, To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.” Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. The use of TBAs, futures, options on futures and interest rate swaps in our Agency IO portfolio hedge the overall risk profile of investment securities in the portfolio. The derivative instruments in our Agency IO portfolio are not designated as hedging instruments, therefore realized and unrealized gains and losses associated with these derivative instruments are recognized through earnings and reported as part of the other income category in the Company's consolidated statements of operations.

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

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company's common stockholders includes net income, the change in net unrealized gains/(losses) on its available for sale securities and its derivative hedging instruments, currently comprised of interest rate swaps, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased/decreased for net loss/income attributable to noncontrolling interest.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made $0.1 million in contributions to the Plan for the year ended December 31, 2016. The Company made no contributions to the Plan for the year ended December 31, 2015.

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date

In May 2015, the Company granted certain Performance Share Awards (“PSAs”) which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of three-year total stockholder return (“TSR”) and the Company’s TSR relative to the TSR of certain peer companies. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSAs were determined through Monte-Carlo simulation analysis.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted for public business entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

ASU 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans, distressed residential mortgage loans, multi-family loans, and mezzanine loan and preferred equity investments (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging); and investment in unconsolidated entities (subject to either ASC 323, Investments - Equity Method and Joint Ventures or ASC 825, Financial Instruments). The Company evaluated the applicability of this ASU with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of this ASU will not have a material impact on the Company's financial condition or results of operations as the majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption as of the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently assessing the impact of this guidance as the ASU will have an effect on the Company's estimation of credit losses on distressed residential mortgage loans, residential mortgage loans held in securitization trusts, and mezzanine loans and preferred equity investments that are accounted for as loans.

Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company will adopt the ASU effective January 1, 2017 and will include restricted cash of $56.0 million and $20.8 million as of December 31, 2016 and 2015, respectively, with cash and cash equivalents as shown on the statement of cash flows.

Intangibles - Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments simplify annual or interim goodwill impairment tests by eliminating a second stop to compute the implied fair value of goodwill if the fair value of a reporting unit is less than its carrying amount. Instead, should the fair value of a reporting unit be less than its carrying amount, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to that reporting unit). The amendments are effective for all entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt the ASU effective January 1, 2017 and apply the guidance to the performance of our annual impairment test of $25.2 million in goodwill for the year ended December 31, 2017.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	December 31, 2016				December 31, 2015
	Amortized Costs	Unrealized		Fair Value	Amortized Costs	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1):
Agency ARMs
Freddie Mac	$39,138	$24	$(528)	$38,634	$62,383	$41	$(770)	$61,654
Fannie Mae	69,031	71	(698)	68,404	92,605	121	(1,334)	91,392
Ginnie Mae	6,011	—	(204)	5,807	20,172	55	(260)	19,967
Total Agency ARMs	114,180	95	(1,430)	112,845	175,160	217	(2,364)	173,013
Agency Fixed Rate
Freddie Mac	26,338	—	(644)	25,694	31,076	—	(719)	30,357
Fannie Mae	312,515	—	(10,035)	302,480	380,684	—	(12,149)	368,535
Ginnie Mae	457	—	(4)	453	25,923	9	(111)	25,821
Total Agency Fixed Rate	339,310	—	(10,683)	328,627	437,683	9	(12,979)	424,713
Agency IOs (1)
Freddie Mac	19,768	559	(3,363)	16,964	28,970	680	(4,471)	25,179
Fannie Mae	27,597	478	(4,777)	23,298	39,603	433	(6,341)	33,695
Ginnie Mae	49,788	1,223	(6,382)	44,629	63,050	511	(7,045)	56,516
Total Agency IOs	97,153	2,260	(14,522)	84,891	131,623	1,624	(17,857)	115,390

Total Agency RMBS	550,643	2,355	(26,635)	526,363	744,466	1,850	(33,200)	713,116
Non-Agency RMBS	162,220	1,218	(154)	163,284	1,727	51	(211)	1,567
U.S. Treasury securities (1)	2,920	—	(33)	2,887	10,113	—	(76)	10,037
CMBS (2)	113,955	12,876	(389)	126,442	28,692	12,042	—	40,734
Total investment securities available for sale	$829,738	$16,449	$(27,211)	$818,976	$784,998	$13,943	$(33,487)	$765,454

(1)	Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

(2)	Included in CMBS is $43.9 million and $40.7 million of investment securities for sale held in securitization trusts as of December 31, 2016 and December 31, 2015, respectively.

Realized Gain or Loss Activity

During the year ended December 31, 2016, the Company received total proceeds of approximately $208.2 million realizing approximately $2.3 million of net losses, from the sale of investment securities available for sale. During the year ended December 31, 2015, the Company received total proceeds of approximately $99.2 million, realizing approximately $2.1 million of net gains, from the sale of investment securities available for sale. During the year ended December 31, 2014, the Company received total proceeds of approximately $93.6 million, realizing approximately $39.1 million of net gains, from the sale of investment securities available for sale.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2016 and 2015, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.3 years and 5.0 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

Weighted Average Life	December 31, 2016	December 31, 2015
0 to 5 years	$606,079	$518,594
Over 5 to 10 years	177,765	219,747
10+ years	35,132	27,113
Total	$818,976	$765,454

Portfolio Interest Reset Periods

The following tables set forth the stated interest reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at December 31, 2016 and December 31, 2015 at carrying value (dollar amounts in thousands):

	December 31, 2016				December 31, 2015
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$53,043	$27,272	$446,048	$526,363	$92,693	$44,700	$575,723	$713,116
Non-Agency RMBS	50,080	—	113,204	163,284	188	1,379	—	1,567
U.S. Treasury securities	—	—	2,887	2,887	10,037	—	—	10,037
CMBS	82,545	—	43,897	126,442	—	—	40,734	40,734
Total investment securities available for sale	$185,668	$27,272	$606,036	$818,976	$102,918	$46,079	$616,457	$765,454

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

December 31, 2016	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$96,357	$(1,290)	$328,474	$(10,819)	$424,831	$(12,109)
Non-Agency RMBS	—	—	596	(154)	596	(154)
CMBS	16,523	(389)	—	—	16,523	(389)
Total investment securities available for sale	$112,880	$(1,679)	$329,070	$(10,973)	$441,950	$(12,652)

December 31, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$71,587	$(688)	$476,157	$(14,497)	$547,744	$(15,185)
Non-Agency RMBS	771	—	796	(211)	1,567	(211)
CMBS	—	—	—	—	—	—
Total investment securities available for sale	$72,358	$(688)	$476,953	$(14,708)	$549,311	$(15,396)

Other than Temporary Impairment

For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016	December 31, 2015
Unpaid principal balance	$98,303	$122,545
Deferred origination costs – net	623	775
Reserve for loan losses	(3,782)	(3,399)
Total	$95,144	$119,921

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2016, 2015 and 2014, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$3,399	$3,631	$2,989
Provisions for loan losses	612	1,161	998
Transfer to real estate owned	(117)	—	(356)
Charge-offs	(112)	(1,393)	—
Balance at the end of period	$3,782	$3,399	$3,631

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2016 was $3.8 million, representing 385 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 277 basis points as of December 31, 2015. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the years ended December 31, 2016, 2015 and 2014, respectively (dollar amounts in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$411	$965	$1,108
Write downs	(9)	—	(103)
Transfer from mortgage loans held in securitization trusts	352	—	537
Disposal	(604)	(554)	(577)
Balance at the end of period	$150	$411	$965

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying consolidated balance sheets and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million and $4.4 million, as of December 31, 2016 and December 31, 2015, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2016, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.7 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net), of which $11.2 million, or 60%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (REO) through foreclosure, as of December 31, 2016 (dollar amounts in thousands):

December 31, 2016

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$247	0.25%
61 - 90	—	$—	—
90+	30	$18,416	18.68%
Real estate owned through foreclosure	1	$268	0.27%

As of December 31, 2015, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.0 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net), of which $11.9 million, or 67%, were under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of December 31, 2015 (dollar amounts in thousands):

December 31, 2015

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	3	$825	0.67%
61 - 90	2	$1,763	1.43%
90+	26	$15,365	12.48%
Real estate owned through foreclosure	3	$574	0.47%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and REO held in residential securitization trusts at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
New York	33.8%	35.6%
Massachusetts	19.9%	20.7%
New Jersey	10.8%	11.1%
Florida	8.9%	7.7%
Connecticut	7.4%	6.5%

5.	Distressed Residential Mortgage Loans

As of December 31, 2016 and December 31, 2015, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $503.1 million and $559.0 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the years ended December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016	December 31, 2015
Contractually required principal and interest	$188,444	$327,611
Non-accretable yield	(14,512)	(17,276)
Expected cash flows to be collected	173,932	310,335
Accretable yield	(114,153)	(158,149)
Fair value at the date of acquisition	$59,779	$152,186

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the years ended December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016	December 31, 2015
Balance at beginning of period	$579,009	$640,416
Additions	128,386	173,497
Disposals	(144,242)	(195,615)
Accretion	(32,641)	(39,289)
Balance at end of period (1)	$530,512	$579,009

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the twelve-month periods ended December 31, 2016 and December 31, 2015 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2016 and December 31, 2015, respectively, are as follows:

	December 31, 2016	December 31, 2015
Florida	12.2%	12.6%
California	8.8%	7.7%
North Carolina	7.7%	8.1%
Georgia	6.0%	6.1%
New York	5.4%	5.2%
Maryland	5.2%	5.4%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $195.3 million and $114.2 million at December 31, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $279.9 million and $307.0 million at December 31, 2016 and December 31, 2015, respectively, are pledged as collateral for a Master Repurchase Agreement, with Deutsche Bank AG, Cayman Islands Branch (see Note 12).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the first loss tranche PO securities and/or certain IOs issued by certain Freddie Mac K-Series securitizations with an aggregate net carrying value of $314.9 million and $286.4 million at December 31, 2016 and 2015, respectively (see Note 9).

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2016 and December 31, 2015, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2016	December 31, 2015
Assets
Multi-family loans held in securitization trusts	$6,939,844	$7,105,336
Receivables	24,098	24,579
Total Assets	$6,963,942	$7,129,915
Liabilities and Equity
Multi-family CDOs	$6,624,896	$6,818,901
Accrued expenses	24,003	24,483
Total Liabilities	6,648,899	6,843,384
Equity	315,043	286,531
Total Liabilities and Equity	$6,963,942	$7,129,915

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $6.7 billion and $6.8 billion at December 31, 2016 and December 31, 2015, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $6.7 billion and $6.8 billion at December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and 2015, the current weighted average interest rate on these Multi-Family CDOs was 3.97% and 3.98%, respectively.

In February 2015, the Company sold a first loss tranche PO security that was part of the Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series other than the securities represented by our first loss tranche securities. We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 16).

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2016, 2015, and 2014, respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
Statements of Operations	2016	2015	2014
Interest income	$249,191	$257,417	$301,877
Interest expense	222,553	232,971	275,916
Net interest income	26,638	24,446	25,961
Unrealized gain on multi-family loans and debt held in securitization trusts, net	3,032	12,368	56,931
Net Income	$29,670	$36,814	$82,892

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of December 31, 2016 and December 31, 2015, respectively, are as follows:

	December 31, 2016	December 31, 2015
California	13.8%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

7.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	December 31, 2016		December 31, 2015
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Autumnwood Investments LLC	—	$2,092	—	$2,127
200 RHC Hoover, LLC	63%	8,886	63%	8,649
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	7,949	—	—
RiverBanc LLC (1) ("RiverBanc")	—	—	20%	597
Kiawah River View Investors LLC (2) ("KRVI")	—	—	31%	8,718
Total		$18,927		$20,091

(1)
As of May 16, 2016, RiverBanc became a wholly-owned subsidiary of the Company as a result of the Company's acquisition of the remaining ownership interests in RiverBanc held by other unaffiliated entities (see Note 21).

(2)	As of May 16, 2016, the Company consolidated KRVI in its consolidated financial statements (see Note 9).

The Company's investments in unconsolidated entities accounted for at fair value consist of the following as of December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	December 31, 2016		December 31, 2015
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
RB Development Holding Company, LLC (1) ("RBDHC")	—	$—	63%	$1,927
RB Multifamily Investors LLC (1) (2)("RBMI")	—	—	70%	56,891
Morrocroft Neighborhood Stabilization Fund II, LP	11%	9,732	13%	8,753
Evergreens JV Holdings, LLC (3)	85%	3,810	—	—
Bent Tree JV Holdings, LLC (3)	78%	9,890	—	—
Summerchase LR Partners LLC (3)	80%	4,410	—	—
Lake Mary Realty Partners, LLC (3)	80%	7,690	—	—
The Preserve at Port Royal Venture, LLC (3)	77%	12,280	—	—
WR Savannah Holdings, LLC (3)	90%	12,520	—	—
Total		$60,332		$67,571

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

The following table presents income (loss) from investments in unconsolidated entities for the years ended December 31, 2016, 2015, and 2014 (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2016	2015	2014
Autumnwood Investments LLC	$260	$281	$276
200 RHC Hoover, LLC	1,370	394	—
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	433	—	—
RiverBanc LLC	125	815	2,644
Kiawah River View Investors LLC	1,250	866	611
RB Development Holding Company, LLC	107	(9)	373
RB Multifamily Investors LLC	2,262	5,263	657
Morrocroft Neighborhood Stabilization Fund II, LP	910	254	—
Evergreens JV Holdings, LLC	199	—	—
Bent Tree JV Holdings, LLC	411	—	—
Summerchase LR Partners LLC	380	—	—
Lake Mary Realty Partners, LLC	554	—	—
The Preserve at Port Royal Venture, LLC	834	—	—
WR Savannah Holdings, LLC	692	—	—

Summary combined financial information for the Company's investments in unconsolidated entities as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015, and 2014 is shown below (dollars amounts in thousands).

	December 31, 2016	December 31, 2015
Balance Sheets:
Real estate, net	$346,078	$111,216
Investments in unconsolidated entities	—	31,636
Mezzanine loan and preferred equity investments	—	23,629
Other assets	16,042	35,293
Total assets	$362,120	$201,774

Notes payable, net	$236,388	$41,918
Other liabilities	6,686	8,624
Total liabilities	243,074	50,542
Members' equity	119,046	151,232
Total liabilities and members' equity	$362,120	$201,774

	For the Years Ended December 31,
	2016	2015	2014
Operating Statements: (1)
Rental revenues	$26,397	$2,121	$—
Other income	3,131	3,732	12,034
Operating expenses	19,227	9,267	3,097
Income (loss) before debt service, acquisition costs, and depreciation and amortization	10,301	(3,414)	8,937
Interest expense	(6,149)	(356)	—
Acquisition costs	(1,448)	(1,660)	—
Depreciation and amortization	(15,879)	(1,711)	(8)
Net (loss) income	$(13,175)	$(7,141)	$8,929

(1)
The Company records income (loss) from investments in unconsolidated entities under either the equity method of accounting or the fair value option. Accordingly, the combined net (loss) income shown above is not indicative of the income recognized by the Company from investments in unconsolidated entities.

8.	Mezzanine Loan and Preferred Equity Investments

Mezzanine loan and preferred equity investments consist of the following as of December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	December 31, 2016	December 31, 2015
Investment amount	$101,154	$44,529
Deferred loan fees, net	(1,004)	(378)
Total	$100,150	$44,151

There were no delinquent mezzanine loan or preferred equity investments as of December 31, 2016 and December 31, 2015.
The geographic concentrations of credit risk exceeding 5% of the total mezzanine loan and preferred equity investment amounts as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Texas	43.3%	31.4%
Virginia	14.9%	9.4%
South Carolina	9.4%	10.0%
Kentucky	7.2%	16.0%
Massachusetts	6.9%	15.7%
Georgia	6.3%	—
Florida	5.1%	—

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, Consolidation, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction; 3) its collateralized recourse financing transactions and 4) its distressed residential mortgage loan securitization transactions (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of December 31, 2016.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that five Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of December 31, 2016 and December 31, 2015. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, four and one of these investments are not deposited as collateral to any Financing VIE as of December 31, 2016 and December 31, 2015, respectively.

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

On May 16, 2016, the Company acquired the remaining outstanding membership interests in RBDHC, resulting in 100% ownership. RBDHC owns 50% of KRVI, a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

The Consolidated K-Series, the Financing VIEs, and KRVI are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of December 31, 2016 and December 31, 2015, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of December 31, 2016 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$186	$186
Investment securities available for sale, at fair value held in securitization trusts	43,897	—	—	—	—	43,897
Residential mortgage loans held in securitization trusts (net)	—	—	95,144	—	—	95,144
Distressed residential mortgage loans held in securitization trusts, (net)	—	195,347	—	—	—	195,347
Multi-family loans held in securitization trusts, at fair value	1,196,835	—	—	5,743,009	—	6,939,844
Receivables and other assets	4,420	13,610	912	19,753	17,759	56,454
Total assets	$1,245,152	$208,957	$96,056	$5,762,762	$17,945	$7,330,872

Residential collateralized debt obligations	$—	$—	$91,663	$—	$—	$91,663
Multi-family collateralized debt obligations, at fair value	1,137,002	—	—	5,487,894	—	6,624,896
Securitized debt	28,332	130,535	—	—	—	158,867
Accrued expenses and other liabilities	4,400	1,336	20	19,753	1,601	27,110
Total liabilities	$1,169,734	$131,871	$91,683	$5,507,647	$1,601	$6,902,536

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

(2)
The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of December 31, 2016 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of this securitization transaction, which have been eliminated in consolidation.

(3)
Four of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series are not held in a Financing VIE as of December 31, 2016. In October 2016, the Company repaid $55.9 million of outstanding notes from its November 2013 collateralized recourse financing, which was comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. In connection with the repayment of the notes, the Company terminated and de-consolidated the Financing VIE that facilitated this financing transaction and securities serving as collateral on the notes were transferred back to the Company.

Assets and Liabilities of Consolidated VIEs as of December 31, 2015 (dollar amounts in thousands):

	Financing VIEs				Other VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization(3)	Residential Mortgage Loan Securitization	Multi- family CMBS(2)	Total
Investment securities available for sale, at fair value held in securitization trusts	$40,734	$—	$—	$—	$—	$40,734
Residential mortgage loans held in securitization trusts (net)	—	—	—	119,921	—	119,921
Distressed residential mortgage loans held in securitization trusts (net)	—	—	114,214	—	—	114,214
Multi-family loans held in securitization trusts, at fair value	1,224,036	4,633,061	—	—	1,248,239	7,105,336
Receivables and other assets	4,458	15,057	5,717	1,200	5,456	31,888
Total assets	$1,269,228	$4,648,118	$119,931	$121,121	$1,253,695	$7,412,093

Residential collateralized debt obligations	$—	$—	$—	$116,710	$—	$116,710
Multi-family collateralized debt obligations, at fair value	1,168,470	4,464,340	—	—	1,186,091	6,818,901
Securitized debt	27,613	55,629	33,299	—	—	116,541
Accrued expenses and other liabilities	4,436	14,750	368	13	5,456	25,023
Total liabilities	$1,200,519	$4,534,719	$33,667	$116,723	$1,191,547	$7,077,175

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

(2)
The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multifamily K-Series securitizations. The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). One of the Company's Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not held in a Financing VIE as of December 31, 2015.

(3)
The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by the first liens on one to four family properties. Balances are related to distressed residential mortgage loan securitizations transactions completed in 2013. The outstanding notes from these transactions were repaid in February 2016, which resulted in the termination and de-consolidation of the Financing VIE that facilitated these financing transactions.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at December 31, 2016	$33,553	$—	$132,319
Principal Amount at December 31, 2015	$33,781	$55,853	$33,656
Carrying Value at December 31, 2016(3)	$28,332	$—	$130,535
Carrying Value at December 31, 2015(3)	$27,613	$55,629	$33,299
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.00% - 4.85%

(1)
The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio. As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the Consolidated VIE. The holders of the Note issued in this re-securitization have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets upon the breach of certain representations and warranties. The Company will receive all remaining cash flow, if any, through its retained ownership.

(2)
The Company entered into a CMBS Master Repurchase Agreement with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreement. In October 2016, the Company repaid the $55.9 million of outstanding notes.

(3)	Classified as securitized debt in the liability section of the Company’s accompanying consolidated balance sheets.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	December 31, 2016	December 31, 2015
Within 24 months	$—	$89,509
Over 24 months to 36 months	132,319	—
Over 36 months	33,553	33,781
Total	165,872	123,290
Discount	(5,589)	(5,763)
Debt Issuance Cost	(1,416)	(986)
Carrying value	$158,867	$116,541

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of December 31, 2016 and 2015, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of December 31, 2016 and 2015 (dollar amounts in thousands):

	December 31, 2016
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-Family CMBS	$43,897	$74	$—	$—	$43,971
Mezzanine/Construction loan on multi-family properties	—	—	18,881	—	18,881
Preferred equity investment on multi-family properties	—	—	81,269	18,928	100,197
Equity investments in entities that invest in multi-family properties	—	—	—	22,252	22,252
Total assets	$43,897	$74	$100,150	$41,180	$185,301

	December 31, 2015
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-Family CMBS	$40,734	$76	$—	$—	$40,810
Mezzanine/Construction loan on multi-family properties	—	—	8,663	8,718	17,381
Preferred equity investment on multi-family properties	—	—	35,488	10,776	46,264
Equity investments in entities that invest in multi-family properties	—	—	—	66,242	66,242
Total assets	$40,734	$76	$44,151	$85,736	$170,697

Our maximum loss exposure on the multi-family CMBS investments and mezzanine loan, preferred equity and other equity investments is approximately $185.3 million and $170.7 million at December 31, 2016 and December 31, 2015, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our consolidated balance sheets at December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Balance Sheet Location	December 31, 2016	December 31, 2015
TBA Securities	Derivative assets	$148,139	$226,929
Eurodollar futures	Derivative assets	1,175	—
Options on U.S. Treasury futures	Derivative assets	—	15
Interest rate swap futures	Derivative assets	444	706
Swaptions	Derivative assets	431	821
Eurodollar futures	Derivative liabilities	—	1,242
U.S. Treasury futures	Derivative liabilities	107	—
Interest rate swaps(1)	Derivative liabilities	384	258

(1)	Includes interest rate swaps in our Agency IO portfolio. There was no netting of interest rate swaps at December 31, 2016 and December 31, 2015.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2016 and 2015, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2016
	December 31, 2015	Additions	Settlement, Expiration or Exercise	December 31, 2016
TBA securities	$222,000	$4,070,000	$(4,143,000)	$149,000
U.S. Treasury futures	—	201,900	(184,800)	17,100
Interest rate swap futures	(137,200)	868,800	(883,300)	(151,700)
Eurodollar futures	(2,769,000)	6,323,000	(6,129,000)	(2,575,000)
Options on U.S. Treasury futures	28,000	111,000	(139,000)	—
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

	Notional Amount For the Year Ended December 31, 2015
	December 31, 2014	Additions	Settlement, Expiration or Exercise	December 31, 2015
TBA securities	$273,000	$3,801,000	$(3,852,000)	$222,000
U.S. Treasury futures	2,300	150,200	(152,500)	—
Interest rate swap futures	(190,100)	1,165,200	(1,112,300)	(137,200)
Eurodollar futures	(2,961,000)	2,925,000	(2,733,000)	(2,769,000)
Options on U.S. Treasury futures	21,000	375,000	(368,000)	28,000
Swaptions	180,000	9,000	(30,000)	159,000
Interest rate swaps	10,000	—	—	10,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016		2015		2014
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$3,998	$534	$5,244	$(2,253)	$13,708	$2,472
Eurodollar futures (1)	(3,202)	2,417	(2,321)	(342)	(2,146)	533
Interest rate swaps	—	(126)	—	(26)	259	(232)
Swaptions	—	568	—	(658)	—	(1,068)
U.S. Treasury and Interest rate swap futures and options	(2,040)	(336)	(9,631)	579	(8,831)	(3,332)
Total	$(1,244)	$3,057	$(6,708)	$(2,700)	$2,990	$(1,627)

(1)	At December 31, 2016, the Eurodollar futures consist of 2,575 contracts with expiration dates ranging between March 2017 and June 2018.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At December 31, 2016 and December 31, 2015, our consolidated balance sheets include TBA-related liabilities of $148.0 million and $228.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis. TBA sales amounting to approximately $114.4 million were netted against TBA purchases amounting to approximately $262.4 million at December 31, 2016. There was $55.1 million netting of TBA sales against TBA purchases of $283.1 million at December 31, 2015.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swaps	Derivative assets	$108	$304
Interest rate swaps	Derivative liabilities	6	$—

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $29.1 thousand have been netted against the asset position of $133.5 thousand and contracts in a liability position of $0.3 million have been netted against the asset position of $0.3 million in the accompanying consolidated balance sheets at December 31, 2016 and December 31, 2015, respectively.

The following table presents the impact of the Company’s interest rate swaps designated as hedging instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$304	$1,135	$2,041
Unrealized (loss) gain on interest rate swaps	(202)	(831)	(906)
Balance at end of the period	$102	$304	$1,135

The Company estimates that over the next 12 months, approximately $49.2 thousand of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the years ended December 31, 2016, 2015 and 2014, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest Rate Swaps:
Interest expense-investment securities	$743	$1,619	$1,848

The following table presents information about our interest rate swaps (including interest rate swaps in our Agency IO portfolio) whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$215,000	0.83%	0.74%	$215,000	0.83%	0.39%
2019	10,000	2.25%	0.97%	10,000	2.25%	0.59%
Total	$225,000	0.90%	0.75%	$225,000	0.90%	0.40%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of December 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	December 31, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	1.00%	$—	—	—
Total	$5,000	1.80%	1.00%	$—	—	—

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2016 and 2015. The Company had $6.1 million and $6.3 million of restricted cash related to margin posted for its agreements as of December 31, 2016 and 2015, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

11.	Financing Arrangements, Portfolio Investments

The Company entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%. At December 31, 2015, the Company had repurchase agreements and FHLBI advances with an outstanding balance of $577.4 million and a weighted average interest rate of 0.71%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	2016			2015
Assets Pledged as Collateral	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Borrowings (1)	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency ARMs	$102,088	$109,552	$110,903	$227,609	$141,585	$143,754
Agency Fixed Rate	289,619	308,411	318,544	261,644	374,691	386,853
Agency IOs/U.S. Treasury Securities	60,862	82,153	93,819	88,160	123,407	139,218
Non-Agency	113,749	150,944	149,969	—	—	—
CMBS (2)	206,824	294,083	216,092	—	—	—
Balance at end of the period	$773,142	$945,143	$889,327	$577,413	$639,683	$669,825

(1)	Includes FHLBI advances amounting to $121.0 million as of December 31, 2015.

(2)	Includes first loss tranche PO securities with a fair value amounting to $254.6 million included in the Consolidated K-Series as of December 31, 2016.

As of December 31, 2016 and 2015, the average days to maturity for all financing arrangements,including FHLBI advances, were 12 days and 27 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances, at December 31, 2016 and 2015 amounts to $1.1 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, including FHLBI advances, at December 31, 2016 and 2015 (dollar amounts in thousands):

Contractual Maturity	December 31, 2016	December 31, 2015
Within 30 days	$729,134	$468,402
Over 30 days to 90 days	44,008	85,423
Over 90 days	—	23,588
Total	$773,142	$577,413

As of December 31, 2016, the outstanding balance under our financing arrangements was funded at an advance rate of 84.6% that implies an average haircut of 15.4%. As of December 31, 2016, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 25%, 27% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through financing arrangements or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2016 and December 31, 2015, the Company had financing arrangements with eight and six counterparties, respectively. At December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.1%. At December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of December 31, 2016, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $83.6 million in cash and cash equivalents, $35.6 million in overnight deposits in our Agency IO portfolio included in restricted cash and $85.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of December 31, 2016 included $29.1 million of Agency RMBS, $43.6 million of CMBS and $12.3 million of non-Agency RMBS. The cash and unencumbered securities, which collectively represent 26.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

12.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $200.0 million and a maximum uncommitted principal amount of $50.0 million to fund distressed residential mortgage loans, expiring on December 13, 2017. At December 31, 2015, the master repurchase agreement provided for an aggregate principal committed amount of up to $250.0 million. The outstanding balance on this master repurchase agreement as of December 31, 2016 and December 31, 2015 amounts to approximately $193.8 million and $214.5 million, respectively, bearing interest at one-month LIBOR plus 2.50% (3.26% and 2.92% at December 31, 2016 and December 31, 2015, respectively).

In addition, the Company has entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of December 31, 2016 and December 31, 2015.

During the terms of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of February 28, 2017.

13.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2016 and 2015, the Company had Residential CDOs outstanding of $91.7 million and $116.7 million, respectively. As of December 31, 2016 and 2015, the current weighted average interest rate on these CDOs was 1.37% and 0.8%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $98.3 million and $122.5 million at December 31, 2016 and 2015, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2016 and 2015, had a net investment in the residential securitization trusts of $4.4 million and $4.4 million, respectively.

14.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 28, 2017 the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

15.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in its loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2016.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2016, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases – As of December 31, 2016, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2016, 2015, and 2014 amounted to $0.3 million, $0.2 million, and $0.2 million, respectively. The leases are secured by cash deposits in the amount of $0.2 million.

As of December 31, 2016, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2017	$337
2018	348
2019	353
2020	298
2021	217
Thereafter	435
$1,988

16.	Fair Value of Financial Instruments

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

c.
Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of futures is based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$526,363	$—	$526,363	$—	$713,116	$—	$713,116
Non-Agency RMBS	—	163,284	—	163,284	—	1,567	—	1,567
U.S. Treasury Securities	2,887	—	—	2,887	10,037	—	—	10,037
CMBS	—	82,545	43,897	126,442	—	—	40,734	40,734
Multi-family loans held in securitization trusts	—	—	6,939,844	6,939,844	—	—	7,105,336	7,105,336
Derivative Assets:
TBA Securities	—	148,139	—	148,139	—	226,929	—	226,929
Options on U.S. Treasury futures	—	—	—	—	15	—	—	15
Interest rate swap futures	444	—	—	444	706	—	—	706
Interest rate swaps	—	108	—	108	—	304	—	304
Swaptions	—	431	—	431	—	821	—	821
Eurodollar Futures	1,175	—	—	1,175	—	—	—	—
Investments in unconsolidated entities	—	—	60,332	60,332	—	—	67,571	67,571
Total	$4,506	$920,870	$7,044,073	$7,969,449	$10,758	$942,737	$7,213,641	$8,167,136
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$6,624,896	$6,624,896	$—	$—	$6,818,901	$6,818,901
Derivative liabilities:
US Treasury Futures	107	—	—	107	—	—	—	—
Interest rate swaps	—	391	—	391	—	258	—	258
Eurodollar futures	—	—	—	—	1,242	—	—	1,242
Total	$107	$391	$6,624,896	$6,625,394	$1,242	$258	$6,818,901	$6,820,401

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$7,213,641	$8,442,604	$8,209,702
Total gains (realized/unrealized)
Included in earnings(1)	(19,460)	(90,662)	384,826
Included in other comprehensive income (loss)	224	(360)	(5,863)
Sales(2)	—	(1,075,529)	(93,578)
Transfers in(3)	52,176	—	—
Transfers out(4)	(56,756)	—	—
Contributions	3,200	26,461	33,075
Paydowns	(141,263)	(85,979)	(80,451)
Distributions	(7,689)	(2,894)	(1,712)
Sale of real estate owned	—	—	(3,395)
Balance at the end of period	$7,044,073	$7,213,641	$8,442,604

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

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$6,818,901	$8,048,053	$7,871,020
Total gains (realized/unrealized)
Included in earnings(1)	(57,687)	(133,245)	260,872
Included in other comprehensive income	—	—	—
Purchases/(Sales) (2)	—	(1,009,942)	—
Paydowns	(136,318)	(85,965)	(83,839)
Balance at the end of period	$6,624,896	$6,818,901	$8,048,053

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

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the years ended December 31, 2016, 2015 and 2014, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Change in unrealized gains (losses) – assets	$10,794	$(61,957)	$390,371
Change in unrealized (losses) gains – liabilities	(7,762)	74,325	(333,440)
Net change in unrealized gains included in earnings for assets and liabilities	$3,032	$12,368	$56,931

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, respectively, on the Company's consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$9,050	$9,050	$—	$—	$8,976	$8,976
Real estate owned held in residential securitization trusts	—	—	150	150	—	—	411	411

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2016, 2015 and 2014, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(482)	$(1,261)	$(998)
Real estate owned held in residential securitization trusts	(130)	100	(103)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2016 and 2015, respectively (dollar amounts in thousands):

		December 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$83,554	$83,554	$61,959	$61,959
Investment securities available for sale(1)	Level 1, 2 or 3	818,976	818,976	765,454	765,454
Residential mortgage loans held in securitization trusts (net)	Level 3	95,144	88,718	119,921	109,120
Distressed residential mortgage loans (net) (2)	Level 3	503,094	504,915	558,989	564,310
Multi-family loans held in securitization trusts, at fair value	Level 3	6,939,844	6,939,844	7,105,336	7,105,336
Derivative assets	Level 1 or 2	150,296	150,296	228,775	228,775
Mortgage loans held for sale (net) (3)	Level 3	7,847	7,959	5,471	5,557
Mortgage loans held for investment (3)	Level 3	19,529	19,641	2,706	2,846
Mezzanine loan and preferred equity investments (4)	Level 3	100,150	101,408	44,151	44,540
Investments in unconsolidated entities (5)	Level 3	79,259	79,390	87,662	87,558
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$773,142	$773,142	$577,413	$577,413
Financing arrangements, distressed residential mortgage loans	Level 2	192,419	192,419	212,155	212,155
Residential collateralized debt obligations	Level 3	91,663	85,568	116,710	105,606
Multi-family collateralized debt obligations, at fair value	Level 3	6,624,896	6,624,896	6,818,901	6,818,901
Securitized debt	Level 3	158,867	163,884	116,541	123,776
Derivative liabilities	Level 1 or 2	498	498	1,500	1,500
Payable for securities purchased	Level 1	148,015	148,015	227,969	227,969
Subordinated debentures	Level 3	45,000	43,132	45,000	42,731

(1)	Includes $43.9 million and $40.7 million of investment securities for sale held in securitization trusts as of December 31, 2016 and December 31, 2015, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $195.3 million and $114.2 million at December 31, 2016 and December 31, 2015, respectively and distressed residential mortgage loans with a carrying value amounting to approximately $307.7 million and $444.8 million at December 31, 2016 and December 31, 2015, respectively.

(3)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(4)	Includes mezzanine loan and preferred equity investments accounted for as loans (see Note 8).

(5)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $60.3 million and $67.6 million at December 31, 2016 and December 31, 2015, respectively.

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

e.
Mortgage loans held for sale (net) - The fair value of mortgage loans held for sale (net) are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life time cap, periodic cap, underwriting standards, age and credit.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of December 31, 2016 and 2015.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of December 31, 2016 and December 31, 2015, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of December 31, 2016 and December 31, 2015, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

Neither the Series B Preferred Stock and the Series C Preferred Stock are redeemable by the Company prior to June 4, 2018, in the case of the Series B Preferred Stock, or April 22, 2020, in the case of the Series C Preferred Stock, except under circumstances intended to preserve the Company’s qualification as a REIT and except upon the occurrence of a Change of Control (as defined in the Articles Supplementary designating the Series B Preferred Stock and Series C Preferred Stock, respectively). On and after June 4, 2018 and April 22, 2020, the Company may, at its option, redeem the Series B Preferred Stock and Series C Preferred stock, respectively, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends.

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

From the time of original issuance of the Series B Preferred Stock and the Series C Preferred Stock through December 31, 2016, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock commencing January 1, 2014 through December 31, 2016 and Series C Preferred Stock from its respective time of original issuance through December 31, 2016:

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 15, 2016	January 1, 2017	January 15, 2017	$0.484375	December 15, 2016	January 1, 2017	January 15, 2017	$0.4921875
September 15, 2016	October 1, 2016	October 15, 2016	0.484375	September 15, 2016	October 1, 2016	October 15, 2016	0.4921875
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	June 16, 2016	July 1, 2016	July 15, 2016	0.4921875
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	March 18, 2016	April 1, 2016	April 15, 2016	0.4921875
December 16, 2015	January 1, 2016	January 15, 2016	0.484375	December 16, 2015	January 1, 2016	January 15, 2016	0.4921875
September 18, 2015	October 1, 2015	October 15, 2015	0.484375	September 18, 2015	October 1, 2015	October 15, 2015	0.4921875
June 18, 2015	July 1, 2015	July 15, 2015	0.484375	June 18, 2015	July 1, 2015	July 15, 2015	0.4539100	(1)
March 18, 2015	April 1, 2015	April 15, 2015	0.484375	—	—	—	—
December 12, 2014	January 1, 2015	January 15, 2015	0.484375	—	—	—	—
September 18, 2014	October 1, 2014	October 15, 2014	0.484375	—	—	—	—
June 18, 2014	July 1, 2014	July 15, 2014	0.484375	—	—	—	—
March 13, 2014	April 1, 2014	April 15, 2014	0.484375	—	—	—	—

(1)	Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2014 and ended December 31, 2016:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2016	December 15, 2016	December 27, 2016	January 26, 2017	$0.24
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24
Fourth Quarter 2015	December 16, 2015	December 28, 2015	January 25, 2016	0.24
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	0.27
Fourth Quarter 2014	December 12, 2014	December 22, 2014	January 26, 2015	0.27
Third Quarter 2014	September 18, 2014	September 29, 2014	October 27, 2014	0.27
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	0.27

During 2016, dividends for our common stock were $0.96 per share. For tax reporting purposes, the 2016 dividends were classified as ordinary income and return of capital in the amounts of $0.44 and $0.52 per share, respectively. During 2015, dividends for our common stock were $1.02 per share. For tax reporting purposes, the 2015 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.40, $0.07 and $0.55, respectively, per share. During 2014, dividends for our common stock were $1.08 per share. For tax reporting purposes, the 2014 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.61, $0.35 and $0.12, respectively, per share.

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through underwritten public offerings during the three years ended December 31, 2016 (amounts in thousands):

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

On August 19, 2016, in anticipation of the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to MLV notice of termination of the equity distribution agreement, dated as of March 20, 2015, by and between the Company and MLV, which termination became effective on August 22, 2016.

During the twelve months ended December 31, 2016, the Company issued 1,905,206 shares under the Equity Distribution Agreements, at an average sales price of $6.87 per share, resulting in total net proceeds to the Company of $12.8 million, after deducting the placement fees. As of December 31, 2016, approximately $39.8 million of securities remains available for issuance under the Equity Distribution Agreements. During the twelve months ended December 31, 2015, the Company issued 2,789,439 shares of its common stock under these Equity Distribution Agreements, at an average sales price of $7.91 per share, resulting in total net proceeds to the Company of $21.6 million, after deducting the placement fees.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the twelve months ended December 31, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 per share resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in aggregate net proceeds to the Company of approximately $16.1 million.

18.	Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the years ended December 31, 2016, 2015 and 2014.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to Company's common stockholders – Basic	$54,651	$67,023	$130,379
Net income attributable to Company's common stockholders– Dilutive	$54,651	$67,023	$130,379
Denominator:
Weighted average basic and dilutive shares outstanding	109,594	108,399	87,867
EPS:
Basic EPS	$0.50	$0.62	$1.48
Dilutive EPS	$0.50	$0.62	$1.48

19.	Stock Incentive Plan

Pursuant to the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), as approved by the Company's stockholders, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of common stock, restricted common stock, performance share awards and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

Of the common stock authorized at December 31, 2016 and December 31, 2015, 326,663 shares and 551,609 shares, respectively, were reserved for issuance under the 2010 Plan. The Company's non-employee directors have been issued 207,014 and 146,935 shares under the 2010 Plan as of December 31, 2016 and December 31, 2015, respectively. The Company’s employees have been issued 562,280 and 401,827 shares under the 2010 Plan as of December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 and December 31, 2015, there were 319,058 and 280,457 shares of non-vested restricted stock outstanding under the 2010 Plan.

(a)	Restricted Common Stock Awards

During the years ended December 31, 2016, 2015 and 2014, the Company recognized non-cash compensation expense of $1.0 million, $0.9 million and $0.4 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the years ended December 31, 2016, 2015 and 2014.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the years ended December 31, 2016, 2015 and 2014, respectively, is presented below:

	2016		2015		2014
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	280,457	$7.63	162,171	$7.26	94,873	$7.01
Granted	160,453	5.11	185,650	7.79	104,517	7.39
Vested	(121,852)	7.54	(67,364)	7.18	(37,219)	6.97
Non-vested shares as of December 31	319,058	$6.40	280,457	$7.63	162,171	$7.26
Weighted-average restricted stock granted during the period	160,453	$5.11	185,650	$7.79	104,517	$7.39

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2016 and December 31, 2015, the Company had unrecognized compensation expense of $1.2 million and $1.3 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at December 31, 2016 is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.5 million and $0.3 million, respectively. The requisite service period for restricted shares at issuance is three years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a performance share award (“PSA”) under the 2010 Plan to the Company’s Chairman and Chief Executive Officer. At the time of grant, the target number of shares pursuant to the PSA consisted of 89,629 shares of common stock. The PSA had a grant date fair value of approximately $0.4 million. The PSA award under which the number of underlying shares of Company common stock that can be earned will generally range from 0% to 200% of the target number of shares, with the target number of shares increased to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of the PSA will occur at the end of three years based on three-year total stockholder return, or TSR, as follows:

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

Under the terms of the agreement pursuant to which the PSA was granted (the "PSA Agreement"), the PSA is subject to the terms and conditions of the 2010 Plan and in the event of any conflict between the terms of the 2010 Plan and the PSA Agreement, the terms of the 2010 Plan govern. The 2010 Plan provides that the Compensation Committee may determine that the amount payable when an award of performance shares is earned may be settled in cash, by the issuance of shares, or a combination thereof. The maximum number of shares which may be issued under the PSA is limited to 94,043 shares of common stock. In the event the PSA is earned at a level that would cause the Company to issue more than 94,043 shares, the dollar value of the PSA earned in excess of 94,043 shares will be paid in cash, subject to the terms of the 2010 Plan.

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

Compensation expense related to PSAs was $0.1 million for the year ended December 31, 2016. As of December 31, 2016, there was $0.2 million of unrecognized compensation cost related to the unvested portion of the PSA.

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

For the years ended December 31, 2016, 2015 and 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2016, 2015 and 2014 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Current income tax expense
Federal	$2,771	$3,158	$4,572
State	187	1,283	2,423
Total current income tax expense	$2,958	$4,441	$6,995
Deferred income tax expense (benefit)
Federal	$104	$69	$(458)
State	33	25	(142)
Total deferred income tax expense (benefit)	$137	$94	$(600)

Total provision	$3,095	$4,535	$6,395

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2016, 2015 and 2014, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2016		2015		2014
Provision at statutory rate	$24,561	35.0%	$28,892	35.0%	$49,316	35.0%
Non-taxable REIT income	(20,672)	(29.5)	(25,733)	(31.2)	(44,247)	(31.4)
State and local tax provision	187	0.3	1,284	1.6	2,420	1.7
Other	(502)	(0.7)	24,047	29.1	(1,227)	(0.9)
Valuation allowance	(479)	(0.7)	(23,955)	(29.0)	133	0.1
Total provision	$3,095	4.4%	$4,535	5.5%	$6,395	4.5%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2016 and 2015 are as follows (dollar amounts in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carryforward	$2,287	$2,083
Net capital loss carryforward	1,123	2,029
Other	3,059	3,043
Total deferred tax assets (1)	$6,469	$7,155
Deferred tax liabilities
Deferred tax liabilities	$303	$192
Total deferred tax liabilities (2)	$303	$192
Valuation allowance	(5,978)	(6,457)
Total net deferred tax asset	$188	$506

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2016, the Company through a wholly owned TRS, had incurred net operating losses in the aggregate amount of approximately $5.0 million. The Company’s carryforward net operating losses will expire between 2033 and 2034 if they are not offset by future taxable income. Additionally, as of December 31, 2016, the Company, through one of its wholly owned TRSs, had also incurred approximately $2.5 million in capital losses. The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At December 31, 2016, the Company has recorded a valuation allowance against the deferred tax assets management does not believe it is more likely than not to be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2013. The Company has assessed its tax positions for all open years, which includes 2013 to 2016 and concluded that there are no material uncertainties to be recognized.
In addition, based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

21.	Business Combinations

On May 16, 2016 (the “Acquisition Date”), the Company acquired the outstanding common equity interests in RiverBanc, RBMI, and RBDHC (collectively, the “Acquirees”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100%. The results of the Acquirees’ operations have been included in the consolidated financial statements since the Acquisition Date. Prior to the Acquisition Date, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm and registered investment adviser under the Investment Advisers Act of 1940 that was founded in 2010 and has sourced and managed direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager of the Company pursuant to an investment management agreement, for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.  In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multi-family investments. The Company expects to achieve certain synergies related to processes and personnel as a result of this internalization.  In connection with the acquisitions, on the Acquisition Date, the Company named Kevin M. Donlon, the founder and Chief Executive Officer of RiverBanc, President of the Company and entered into an employment agreement with Mr. Donlon effective on the Acquisition Date. On June 16, 2016, the Company’s Board of Directors approved the appointment of Mr. Donlon as a director of the Company. Prior to the completion of the acquisitions described above, Donlon Family LLC beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively. Mr. Donlon beneficially owns 100% of Donlon Family LLC.
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

Prior to the Acquisition Date, the Company accounted for its previously held membership interests in the Acquirees as equity method investments, utilizing the fair value election for both RBMI and RBDHC. The Acquisition Date fair value of the Company's previously held membership interests in the Acquirees was $20.6 million and is included in the measurement of consideration transferred. In the year ended December 31, 2016, the Company recorded a net gain as a result of remeasuring its previously held membership interests in RiverBanc, RBMI, and RBDHC totaling $5.0 million. This net gain is included in other income on the Company's consolidated statements of operations.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the Acquisition Date (dollar amounts in thousands). The membership interest purchase agreement for the acquisition of RiverBanc included a post-closing working capital adjustment that was calculated at $20 thousand and settled with the sellers of RiverBanc on July 15, 2016. Additionally, the excess severance holdback amount described above was settled with the sellers of RiverBanc on July 15, 2016. The Company engaged a third party for valuations of certain intangible assets.

Cash	$4,325
Investment in unconsolidated entities	52,176
Mezzanine loan and preferred equity investments	23,638
Real estate under development (1)	14,922
Receivables and other assets	911
Intangible assets (1)	3,490
Total identifiable assets acquired	$99,462

Construction loan payable (2)	$8,499
Accrued expenses and other liabilities	2,864
Total liabilities assumed	$11,363

Preferred equity (3)	$56,697

Net identifiable assets acquired	$31,402

Goodwill (4)	$25,222
Gain on bargain purchase (5)	(65)
Non-controlling interest (6)	(3,078)
Net assets acquired	$53,481

(1)	Included in receivables and other assets on the consolidated balance sheets.

(2)	Construction loan payable to the Company is eliminated on the consolidated balance sheets.

(3)
Includes $40.4 million of preferred equity owned by the Company that is eliminated on the consolidated balance sheets. Remaining $16.3 million of preferred equity owned by third parties was redeemed on June 10, 2016 and June 24, 2016.

(4)	Goodwill recognized in the acquisition of RiverBanc.

(5)	Gain on bargain purchase recognized in the acquisitions of RBMI and RBDHC.

(6)
Represents third-party ownership of KRVI membership interests (see Note 9). The Company consolidates its investment in KRVI. The third-party ownership in KRVI is represented in the consolidated financial statements and the pro forma net income attributable to the Company's common stockholders as non-controlling interests. The fair value of the non-controlling interests in KRVI is estimated to be $3.1 million. The fair value of the non-controlling interests in KRVI, a private company, was estimated using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying real estate.

The $3.5 million of intangible assets relates to the RiverBanc acquisition and was recognized at estimated fair value on the Acquisition Date. Intangible assets include an acquired trade name, acquired technology, and employment/non-compete agreements with useful lives ranging from 1 to 10 years.

The $25.2 million of goodwill recognized is attributable primarily to expected synergies and economies of scale from combining with RiverBanc and the assembled workforce of RiverBanc. For the Company’s ongoing evaluation of Goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other, the Company’s multifamily investment portfolio (inclusive of RiverBanc) will be considered a reporting unit. As of December 31, 2016, there were changes in the recognized amounts of Goodwill resulting from the acquisition of RiverBanc as a result of payment of the post-closing working capital adjustment of $20 thousand and adjustments to the estimated fair value of intangible assets in the amount of $0.4 million. The Company evaluated goodwill as of October 1, 2016 and no impairment was indicated.

The acquisition of both RBMI and RBDHC was negotiated directly with the sellers and the fair value of identifiable assets acquired and liabilities assumed exceed the fair value of the consideration transferred. Subsequently, the Company reassessed the identification and recognition of identifiable assets acquired and liabilities assumed, the Company’s previously held membership interests, and the consideration transferred and concluded that all items were recognized and that the valuation procedures and measurements were appropriate. Accordingly, the Company recorded a net gain on bargain purchase of $0.1 million that is included in other income on the Company’s consolidated statements of operations.
The amount of revenue of the Acquirees included in the Company’s consolidated statements of operations from the Acquisition Date to the period ended December 31, 2016 is $5.3 million.
The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the years ended December 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015
Revenue	$356,138	$390,576
Net income attributable to Company's common stockholders	$51,782	$72,707

Basic pro forma income per share	$0.47	$0.67
Diluted pro forma income per share	$0.47	$0.67
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

The Company terminated its management agreement with RiverBanc on May 17, 2016 as a result of the Company's acquisition of the remaining 80% membership interest in RiverBanc, which resulted in consolidation of RiverBanc into the Company's financial statements (see Note 21). Prior to May 16, 2016, RiverBanc sourced and managed direct and indirect investments in multi-family properties on behalf of the Company pursuant to a management agreement entered into on April 5, 2011 and amended and restated on March 13, 2013. The amended and restated management agreement had an effective date of January 1, 2013 and had an initial term that expired on December 31, 2015 and was subject to annual automatic one-year renewals (subject to any notice of termination).

Prior to May 16, 2016 and as of December 31, 2015, the Company owned a 20% membership interest in RiverBanc. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $0.1 million, $0.8 million and $2.6 million in equity income related to its investment in RiverBanc, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company expensed $1.8 million, $8.1 million and $14.8 million in fees to RiverBanc, respectively. As of December 31, 2015, the Company had fees payable to RiverBanc of $1.7 million included in accrued expenses and other liabilities.

23.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Interest income	$81,626	$79,766	$79,525	$78,389
Interest expense	63,984	63,102	64,007	63,575
Net interest income	$17,642	$16,664	$15,518	$14,814

Other Income (loss):
Recovery (provision) for loan losses	$645	$42	$(26)	$177
Realized gain (loss) on investment securities and related hedges, net	1,266	1,761	2,306	(8,978)
Realized gain on distressed residential mortgage loans	5,548	26	6,416	2,875
Unrealized (loss) gain on investment securities and related hedges, net	(2,490)	(667)	1,563	8,664
Unrealized gain on multi-family loans and debt held in securitization trusts, net	818	784	738	692
Other income	3,073	8,125	5,635	2,245
Total other income	$8,860	$10,071	$16,632	$5,675

General, administrative and other expenses	9,360	9,936	8,705	7,220
Income from operations before income taxes	$17,142	$16,799	$23,445	$13,269
Income tax expense	191	2,366	163	375
Net income	$16,951	$14,433	$23,282	$12,894
Net loss (income) attributable to non-controlling interest	—	2	(14)	3
Net income attributable to Company	$16,951	$14,435	$23,268	$12,897
Preferred stock dividends	(3,225)	(3,225)	(3,225)	(3,225)
Net income attributable to Company's common stockholders	$13,726	$11,210	$20,043	$9,672

Per share basic income	$0.13	$0.10	$0.18	$0.09
Per share diluted income	$0.13	$0.10	$0.18	$0.09
Dividends declared per common share	$0.24	$0.24	$0.24	$0.24
Weighted average shares outstanding-basic	109,402	109,489	109,569	109,911
Weighted average shares outstanding-diluted	109,402	109,489	109,569	109,911

	Three Months Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Interest income	$88,985	$84,400	$82,587	$80,866
Interest expense	67,384	64,097	64,295	64,875
Net interest income	$21,601	$20,303	$18,292	$15,991

Other Income:
(Provision) recovery for loan losses	$(436)	$(112)	$(1,117)	$302
Realized gain (loss) on investment securities and related hedges, net	1,124	(1,291)	(2,895)	(1,555)
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	1,483	—	—	—
Realized gain (loss) on distressed residential mortgage loans	676	3,614	27,224	(263)
Unrealized (loss) gain on investment securities and related hedges, net	(5,728)	4,716	(2,631)	1,002
Unrealized gain (loss) on multi-family loans and debt held in securitization trusts, net	13,628	5,418	(2,170)	(4,508)
Other income	2,286	2,300	1,807	2,967
Total other income (loss)	$13,033	$14,645	$20,218	$(2,055)

General, administrative and other expenses	$10,846	$9,139	$9,830	$9,665
Income from operations before income taxes	$23,788	$25,809	$28,680	$4,271
Income tax expense	245	1,178	3,048	64
Net income attributable to Company	$23,543	$24,631	$25,632	$4,207
Preferred stock dividends	(1,453)	(3,087)	(3,225)	(3,225)
Net income attributable to Company's common stockholders	$22,090	$21,544	$22,407	$982

Per share basic income	$0.21	$0.20	$0.20	$0.01
Per share diluted income	$0.21	$0.20	$0.20	$0.01
Dividends declared per common share	$0.27	$0.27	$0.24	$0.24
Weighted average shares outstanding-basic	105,488	109,252	109,402	109,402
Weighted average shares outstanding-diluted	105,488	109,252	109,402	109,402

24.	Subsequent Events

On January 23, 2017, the Company completed the issuance and sale to Nomura Securities International, Inc. of $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of Nomura's over-allotment option, in a public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts and commissions and estimated offering expenses, is approximately $127.3 million.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2017, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes will be permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately proceeding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2016

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Distressed residential mortgage loans
First mortgage loans
Original loan amount $0 - $99,999	2,999	1.01% - 14.99%	8/18/2007 - 5/1/2062	$142,652	$21,783
Original loan amount $100,000 - $199,999	1,484	1.75% - 12.85%	11/1/2009 - 1/1/2057	160,433	24,407
Original loan amount $200,000 - $299,999	457	0.00% - 12.04%	9/15/2016 - 8/1/2061	84,261	13,810
Original loan amount over $299,999	335	0.75% - 10.46%	4/1/2020 - 7/1/2057	115,748	20,868

Residential mortgage loans held in securitization trusts
First mortgage loans
Original loan amount $0 - $99,999	11	3.13% - 3.63%	10/1/2034 - 8/1/2035	662	—
Original loan amount $100,000 - $199,999	65	2.75% - 4.25%	10/1/2034 - 1/1/2036	7,646	525
Original loan amount $200,000 - $299,999	76	2.88% - 5.25%	8/1/2032 - 12/1/2035	14,739	2,211
Original loan amount $300,000 - $399,999	44	1.75% - 4.13%	8/1/2033 - 1/1/2036	11,821	1,079
Original loan amount $400,000 - $499,999	28	2.38% - 3.75%	8/1/2033 - 12/1/2035	9,785	1,261
Original loan amount over $499,999	63	1.63% - 3.88%	8/1/2033 - 12/1/2035	50,492	13,341

Other mortgage loans
Residential and commercial first mortgage loans	47	2.63% - 15.00%	12/15/2013 - 10/1/2046	9,607	1,760
Residential second mortgage loans	259	5.88% - 9.00%	11/1/2030 - 1/1/2047	17,769	—

Multi-family loans
First mortgage loans	376	3.04% - 6.18%	1/1/2017 - 8/1/2023	6,939,844	—
				$7,565,459	$101,045

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2016	2015	2014
Beginning balance	$7,792,422	$9,107,248	$8,543,904
Additions during period:
Purchases	82,167	156,952	405,427
Accretion of purchase discount	32,688	39,537	18,704
Deconsolidation	—	1,483	—
Change in realized and unrealized gains (losses)	10,794	—	390,370
Deductions during period:
Repayments of principal	(175,216)	(130,651)	(100,689)
Collection of interest	(32,928)	(36,344)	(18,478)
Transfer to REO	(8,892)	(2,829)	(2,380)
Cost of mortgages sold	(96,344)	(1,241,266)	(75,610)
Provision for loan loss	847	(1,363)	(1,881)
Change in realized and unrealized gains (losses)	—	(59,262)	—
Amortization of premium	(40,079)	(41,083)	(52,119)
Balance at end of period	$7,565,459	$7,792,422	$9,107,248

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.7 through 10.15.

Exhibit	Description
2.1
Membership Purchase Agreement, by and among Donlon Family LLC, JMP Investment Holdings LLC, Hypotheca Capital, LLC, RiverBanc LLC and the Company, dated May 3, 2016 (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 5, 2016).

3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014).

3.2	Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011).

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

3.5
Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

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

4.4(c)
Parent Guarantee Agreement between the Company and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005).

4.5(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

4.5(b)
Parent Guarantee Agreement between the Company and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005. (Incorporated by reference to Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

4.6
Parent Guarantee Agreement by the Company for the benefit of the Federal Home Loan Bank of Indianapolis, dated April 1, 2015 (Incorporated by reference to Exhibit 4.3(d) to the Company Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015).

4.7
Indenture, dated April 15, 2016, by and between NYMT Residential 2016-RP1, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016).

4.8
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.9
First Supplemental Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.10
Form of 6.25% Senior Convertible Notes Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commisssion, upon request, copies of any such instruments.

10.1
Investment Management Agreement, by and between the Company and The Midway Group, LP dated as of February 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2011).

10.2
First Amendment to Investment Management Agreement by and between the Company and The Midway Group, L.P., dated March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012).

10.3
Second Amendment to Investment Management Agreement by and between the Company and The Midway Group, L.P., dated April 1, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014).

10.4
Amended and Restated Management Agreement, by and between RB Commercial Mortgage LLC, the Company and RiverBanc, LLC, dated as of March 13, 2013 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.5
Waiver Letter to Certain Provisions of the Management Agreement among the Company, RB Commercial Mortgage LLC and RiverBanc LLC, dated as of June 30, 2015 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2015).

10.6
Advances, Pledge and Security Agreement, dated March 23, 2015, between Great Lakes Insurance Holdings LLC and the Federal Home Loan Bank of Indianapolis (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015).

10.7	The Company's 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010).

10.8
The Company's 2013 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

10.9
The Company's 2013 Incentive Compensation Plan (effective for fiscal year 2015) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

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

10.12
Performance Share Award Agreement between Steven R. Mumma and the Company, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.13
Second Amended and Restated Employment Agreement, by and between the Company and Steven R. Mumma, dated as of November 3, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014).

10.14
Employment Agreement of Kevin Donlon, dated May 16, 2016, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

10.15
Employment Contract, dated May 26, 2015, by and between RiverBanc LLC and Douglas Neal (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016).

10.16
Equity Distribution Agreement, dated March 20, 2015, by and between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

10.17
Amendment No. 1 to Equity Distribution Agreement, dated August 25, 2016, by and between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2016).

10.18
Equity Distribution Agreement, dated March 20, 2015, by and between the Company and MLV & Co. LLC. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

10.19
Equity Distribution Agreement, dated August 25, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2016).

10.20
Underwriting Agreement, dated as of April 15, 2015, by and among the Company, Morgan Stanley & Co. LLC, UBS Securities LLC and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).

10.21
Underwriting Agreement, dated as of January 23, 2017, by and among the Company and Nomura Securities International, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

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

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.