Form 10-Q
period 2017-03-31
NEW YORK MORTGAGE TRUST INC
filed 2017-05-09
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 9, 2017 was 111,843,236.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2017	December 31, 2016

ASSETS
Investment securities, available for sale, at fair value (including $44,512 and $43,897 held in securitization trusts as of March 31, 2017 and December 31, 2016, respectively and pledged securities of $618,657 and $690,592, as of March 31, 2017 and December 31, 2016, respectively)	$834,037	$818,976
Residential mortgage loans held in securitization trusts, net	91,711	95,144
Distressed residential mortgage loans, net (including $160,999 and $195,347 held in securitization trusts as of March 31, 2017 and December 31, 2016, respectively)	447,834	503,094
Multi-family loans held in securitization trusts, at fair value	8,441,230	6,939,844
Derivative assets	114,653	150,296
Receivables for securities sold	1,301	—
Cash and cash equivalents	73,033	83,554
Investment in unconsolidated entities	72,970	79,259
Operating real estate held in consolidated variable interest entities, net	62,322	—
Mezzanine loan and preferred equity investments	96,475	100,150
Goodwill	25,222	25,222
Receivables and other assets	188,798	156,092
Total Assets (1)	$10,449,586	$8,951,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$702,309	$773,142
Financing arrangements, residential mortgage loans	172,397	192,419
Residential collateralized debt obligations	87,918	91,663
Multi-family collateralized debt obligations, at fair value	8,052,428	6,624,896
Securitized debt	147,612	158,867
Convertible notes	127,319	—
Mortgages and notes payable in consolidated variable interest entities	54,917	1,588
Derivative liabilities	359	498
Payable for securities purchased	141,894	148,015
Accrued expenses and other liabilities	64,687	64,381
Subordinated debentures	45,000	45,000
Total liabilities (1)	$9,596,840	$8,100,469
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 111,843,236 and 111,474,521 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,119	1,115
Additional paid-in capital	749,209	748,599
Accumulated other comprehensive income	4,559	1,639
Accumulated deficit	(68,949)	(62,537)
Company's stockholders' equity	$845,197	$848,075
Non-controlling interest	$7,549	$3,087
Total equity	$852,746	$851,162
Total Liabilities and Stockholders' Equity	$10,449,586	$8,951,631

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2017 and December 31, 2016, assets of consolidated VIEs totaled $8,895,294 and $7,330,872, respectively, and the liabilities of consolidated VIEs totaled $8,372,324 and $6,902,536, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
INTEREST INCOME:
Investment securities and other	$9,801	$8,434
Multi-family loans held in securitization trusts	61,304	63,532
Residential mortgage loans held in securitization trusts	1,242	837
Distressed residential mortgage loans	6,038	8,823
Total interest income	$78,385	$81,626

INTEREST EXPENSE:
Investment securities and other	$5,569	$3,849
Convertible notes	1,975	—
Multi-family collateralized debt obligations	53,932	57,200
Residential collateralized debt obligations	336	303
Securitized debt	2,115	2,131
Subordinated debentures	540	501
Total interest expense	$64,467	$63,984

NET INTEREST INCOME	$13,918	$17,642

OTHER INCOME (LOSS):
Recovery of loan losses	$188	$645
Realized (loss) gain on investment securities and related hedges, net	(1,223)	1,266
Realized gain on distressed residential mortgage loans, net	11,971	5,548
Unrealized gain (loss) on investment securities and related hedges, net	1,546	(2,490)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	1,384	818
Other income	2,839	3,073
Total other income	$16,705	$8,860

Base management and incentive fees	$3,078	$3,526
Expenses related to distressed residential mortgage loans	2,239	3,194
Other general and administrative expenses	4,887	2,640
Total general, administrative and other expenses	$10,204	$9,360

INCOME FROM OPERATIONS BEFORE INCOME TAXES	$20,419	$17,142
Income tax expense	1,237	191

NET INCOME	$19,182	$16,951
Net income attributable to non-controlling interest	—	—
NET INCOME ATTRIBUTABLE TO COMPANY	$19,182	$16,951
Preferred stock dividends	(3,225)	(3,225)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$15,957	$13,726

Basic earnings per common share	$0.14	$0.13
Diluted earnings per common share	$0.14	$0.13
Weighted average shares outstanding-basic	111,721	109,402
Weighted average shares outstanding-diluted	126,602	109,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$15,957	$13,726
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities	3,278	7,862
Reclassification adjustment for net gain included in net income	(522)	—
Increase (decrease) in in fair value of derivative instruments utilized for cash flow hedges	164	(902)
OTHER COMPREHENSIVE INCOME	2,920	6,960
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$18,877	$20,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162
Net income	—	—	—	19,182	—	19,182	—	19,182
Common Stock issuance, net	4	—	610	—	—	614	—	614
Dividends declared on common stock	—	—	—	(22,369)	—	(22,369)	—	(22,369)
Dividends declared on preferred stock	—	—	—	(3,225)	—	(3,225)		(3,225)
Reclassification adjustment for net gain included in net income	—	—	—	—	(522)	(522)	—	(522)
Increase in fair value on available for sale securities	—	—	—	—	3,278	3,278	—	3,278
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	164	164	—	164
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	4,462	4,462
Balance, March 31, 2017	$1,119	$159,259	$749,209	$(68,949)	$4,559	$845,197	$7,549	$852,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$19,182	$16,951
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	1,123	1,012
Realized loss (gain) on investment securities and related hedges, net	1,223	(1,266)
Realized gain on distressed residential mortgage loans	(11,971)	(5,548)
Unrealized (gain) loss on investment securities and related hedges, net	(1,546)	2,490
Unrealized gain on loans and debt held in multi-family securitization trusts	(1,384)	(818)
Net decrease in loans held for sale	10	151
Recovery of loan losses	(188)	(645)
Income from unconsolidated entity, mezzanine loan and preferred equity investments	(5,796)	(4,366)
Distributions of income from unconsolidated entity, mezzanine loan and preferred equity investments	3,170	6,119
Amortization of stock based compensation, net	40	253
Changes in operating assets and liabilities:
Receivables and other assets	(1,645)	4,339
Accrued expenses and other liabilities	4,903	(151)
Net cash provided by operating activities	$7,121	$18,521

Cash Flows from Investing Activities:
Cash received from initial consolidation of variable interest entities	112	—
Proceeds from sales of investment securities	35,996	58,875
Purchases of investment securities	(58,925)	(90,351)
Purchases of other assets	(23)	(2)
Funding of mezzanine loans, equity and preferred equity investments	(1,300)	—
Principal repayments received on mezzanine loans	479	—
Return of capital from unconsolidated entity and preferred equity investments	930	—
Net proceeds on other derivative instruments settled during the period	630	1,418
Principal repayments received on residential mortgage loans held in securitization trusts	3,395	6,421
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	73,477	47,441
Principal repayments received on multi-family loans held in securitization trusts	36,477	34,745
Principal paydowns on investment securities - available for sale	32,783	24,427
Proceeds from sale of real estate owned	1,615	541
Purchases of residential mortgage loans and distressed residential mortgage loans	(18,129)	(29,684)
Purchases of investments held in multi-family securitization trusts	(65,453)	—
Net cash provided by investing activities	$42,064	$53,831

Cash Flows from Financing Activities:
(Payments made on) net proceeds from financing arrangements, including FHLBI advances and payments	(90,854)	16,955
Proceeds from issuance of convertible notes, net	126,995	—
Common stock issuance, net	574	(198)
Dividends paid on common stock	(26,754)	(26,256)
Dividends paid on preferred stock	(3,225)	(3,225)
Payments made on residential collateralized debt obligations	(3,758)	(6,715)
Payments made on multi-family collateralized debt obligations	(36,473)	(34,741)
Payments made on securitized debt	(11,662)	(33,717)
Net cash used in financing activities	$(45,157)	$(87,897)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,028	(15,545)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	139,530	82,742
Cash, Cash Equivalents and Restricted Cash - End of Period	$143,558	$67,197

Supplemental Disclosure:
Cash paid for interest	$71,332	$75,048
Cash paid for income taxes	$255	$807

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$1,301	$1,858
Purchase of investment securities not yet settled	$141,894	$311,250
Consolidation of multi-family loans held in securitization trusts	$1,537,526	$—
Consolidation of multi-family collateralized debt obligations	$1,472,073	$—
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,754	$26,258
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$3,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including second mortgages loans sourced from distressed markets, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate, non-Agency RMBS, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and residential housing-related assets and financial assets.

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
“Prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in securitization trusts formed in 2005;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2017, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, the accompanying condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2017 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Business Combinations – The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations ("ASC 805"). Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

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

On May 16, 2016, the Company acquired the outstanding membership interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company, LLC ("RBDHC") that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100% (see Note 22). These transactions were accounted for by applying the acquisition method for business acquisitions under ASC 805.

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), twovariable interest entities that each own a multifamily apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810"). These transactions were accounted for by applying the acquisition method for business acquisitions under ASC 805 (see Note 9).

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs, U.S. Treasury securities, and certain Agency ARMs and Agency fixed-rate RMBS within the Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes.

The Company generally intends to hold its investment securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business. As a result, our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized (loss) gain on investment securities and related hedges in the accompanying condensed consolidated statements of operations.

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

A distressed residential mortgage loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the loan pool at its allocated carrying amount. In the event of a sale of the loan and receipt of payment (in full or partial) from the borrower, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the allocated carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, an individual loan is removed from the pool and a loss on sale is recognized if the carrying value exceeds the fair value of the collateral less costs to sell. A gain is not recognized if the fair value of collateral less costs to sell exceeds the carrying value.

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

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, a loss is recognized if the carrying value exceeds the fair value of the underlying collateral less costs to sell. A gain is not recognized if the fair value of the underlying collateral less costs to sell exceeds the carrying value.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in six and five Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of March 31, 2017 and December 31, 2016. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our condensed consolidated financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying condensed consolidated statement of operations. The Company adopted Accounting Standards Update ("ASU") 2014-13 Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, effective January 1, 2016. As a result, the Company measures both the financial assets and financial liabilities of a qualifying collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the condensed consolidated statements of operations. The Company had investments in unconsolidated entities at fair value option included in investment in unconsolidated entities in the amounts of $62.9 million and $60.3 million as of March 31, 2017 and December 31, 2016, respectively.

Operating Real Estate Held in Consolidated Variable Interest Entities, Net – The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases. The average term for in-place residential leases at acquisition for our income-producing real estate ranged from six to seven months. Acquired in-place lease intangible assets as of March 31, 2017 of $5.3 million are included in receivables and other assets on the condensed consolidated balance sheets. Acquired in-place lease intangible asset balances are provisional as of March 31, 2017 (see Note 9) and the related estimated amortization for the year ending December 31, 2017 is $5.3 million.

Depreciation of Real Estate – The Company depreciates the building component of its real estate over a 30-year estimated useful life, building and improvements over a 10-year to 30-year estimated useful life, and furniture, fixtures and equipment over a 5-year estimated useful life, all of which are judgmental determinations. Betterments and certain costs directly related to the improvement of real estate are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

Real Estate - Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized, at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of March 31, 2017 and December 31, 2016 of $18.7 million and $17.5 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

Real Estate - Impairment – The Company periodically evaluates its long-lived assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company's ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment is warranted. If impairment indicators exist for long-lived assets to be held and used, and the expected future undiscounted cash flows are less than the carrying amount of the asset, then the Company will record an impairment loss for the difference between the fair value of the asset and its carrying amount. If the asset is to be disposed of, then an impairment loss is recognized for the difference between the estimated fair value of the asset, less costs to sell, and its carrying amount.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate that goodwill may be impaired. Goodwill of $25.2 million as of March 31, 2017 and December 31, 2016 relates to the Company's multifamily investment reporting unit.

Goodwill is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized. The Company evaluated goodwill as of October 1, 2016 and no impairment was indicated.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, employment/non-compete agreements, and acquired in-place leases with useful lives ranging from 6 months to 10 years are included in receivables and other assets on the condensed consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See "Operating Real Estate Held in Consolidated Variable Interest Entities, Net" for further discussion of acquired in-place lease intangible assets.

Receivables and Other Assets – Receivables and other assets as of March 31, 2017 and December 31, 2016 include restricted cash held by third parties of $70.5 million and $56.0 million, respectively. Included in restricted cash is $26.9 million and $35.6 million held in our Agency IO portfolio to be used for trading purposes and $3.8 million and $6.1 million held by counterparties as collateral for hedging instruments as of March 31, 2017 and December 31, 2016, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $25.5 million and $24.1 million as of March 31, 2017 and December 31, 2016, respectively.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through a repurchase agreement expiring within 12 to 15 months. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.9 million as of March 31, 2017 and $1.3 million as of December 31, 2016. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including its debt, referred to as Multi-Family CDOs, in our condensed consolidated financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.3 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Convertible Notes – On January 23, 2017, the Company issued convertible notes to finance the acquisition of targeted assets and for general working capital purposes. The Company evaluated the conversion features of the convertible notes for embedded derivatives in accordance with ASC 815, Derivatives and Hedging ("ASC 815") and determined that the conversion features should not be bifurcated from the notes.

The convertible notes were issued at a 4% discount. Costs related to issuance of the convertible notes which include underwriting, legal, accounting and other fees are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $10.7 million as of March 31, 2017.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three months ended March 31, 2017 and March 31, 2016.

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

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans, distressed residential mortgage loans, multi-family loans, and mezzanine loan and preferred equity investments (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging); and investment in unconsolidated entities (subject to either ASC 323, Investments- Equity Method and Joint Ventures or ASC 825, Financial Instruments). The Company evaluated the applicability of this ASU with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of this ASU will not have a material impact on the Company's financial condition or results of operations as the majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

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

Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU
2016-18"). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted the ASU effective January 1, 2017 and included restricted cash of $70.5 million and $27.3 million as of March 31, 2017 and 2016, respectively, with cash and cash equivalents as shown on the condensed consolidated statements of cash flows.

Intangibles - Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments simplify annual or interim goodwill impairment tests by eliminating a second step to compute the implied fair value of goodwill if the fair value of a reporting unit is less than its carrying amount. Instead, should the fair value of a reporting unit be less than its carrying amount, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to that reporting unit). The amendments are effective for all entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company adopted the ASU effective January 1, 2017 and will apply the guidance to the performance of our annual impairment test of $25.2 million in goodwill for the year ended December 31, 2017.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1)
Agency ARMs
Freddie Mac	$37,631	$27	$(424)	$37,234	$39,138	$24	$(528)	$38,634
Fannie Mae	67,060	58	(613)	66,505	69,031	71	(698)	68,404
Ginnie Mae	5,667	—	(216)	5,451	6,011	—	(204)	5,807
Total Agency ARMs	110,358	85	(1,253)	109,190	114,180	95	(1,430)	112,845
Agency Fixed Rate
Freddie Mac	24,807	—	(656)	24,151	26,338	—	(644)	25,694
Fannie Mae	297,081	—	(10,299)	286,782	312,515	—	(10,035)	302,480
Ginnie Mae	425	—	(4)	421	457	—	(4)	453
Total Agency Fixed Rate	322,313	—	(10,959)	311,354	339,310	—	(10,683)	328,627
Agency IOs (1)
Freddie Mac	14,544	281	(2,912)	11,913	19,768	559	(3,363)	16,964
Fannie Mae	19,344	208	(3,625)	15,927	27,597	478	(4,777)	23,298
Ginnie Mae	35,220	597	(5,140)	30,677	49,788	1,223	(6,382)	44,629
Total Agency IOs	69,108	1,086	(11,677)	58,517	97,153	2,260	(14,522)	84,891

Total Agency RMBS	501,779	1,171	(23,889)	479,061	550,643	2,355	(26,635)	526,363
Non-Agency RMBS	190,549	1,159	(301)	191,407	162,220	1,218	(154)	163,284
U.S. Treasury securities (1)	2,920	—	(22)	2,898	2,920	—	(33)	2,887
CMBS (2)	145,245	15,426	—	160,671	113,955	12,876	(389)	126,442
Total investment securities available for sale	$840,493	$17,756	$(24,212)	$834,037	$829,738	$16,449	$(27,211)	$818,976

(1)	Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

(2)	Included in CMBS is $44.5 million and $43.9 million of investment securities available for sale held in securitization trusts as of March 31, 2017 and December 31, 2016, respectively.

Realized Gain or Loss Activity

During the three months ended March 31, 2017, the Company received proceeds of approximately $37.3 million on sales of investment securities available for sale realizing a loss of approximately $1.7 million. During the three months ended March 31, 2016, the Company received proceeds of approximately $58.9 million realizing a loss of approximately $0.5 million from the sale of investment securities available for sale.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2017 and December 31, 2016, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.3 years and 4.3 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Weighted Average Life	March 31, 2017	December 31, 2016
0 to 5 years	$571,789	$606,079
Over 5 to 10 years	203,328	177,765
10+ years	58,920	35,132
Total	$834,037	$818,976

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at March 31, 2017 and December 31, 2016 at carrying value (dollar amounts in thousands):

	March 31, 2017				December 31, 2016
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$56,230	$8,603	$414,228	$479,061	$53,043	$27,272	$446,048	$526,363
Non-Agency RMBS	191,407	—	—	191,407	50,080	—	113,204	163,284
U.S. Treasury securities	—	—	2,898	2,898	—	—	2,887	2,887
CMBS	116,159	—	44,512	160,671	82,545	—	43,897	126,442
Total investment securities available for sale	$363,796	$8,603	$461,638	$834,037	$185,668	$27,272	$606,036	$818,976

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

March 31, 2017	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$90,654	$(1,129)	$315,756	$(11,079)	$406,410	$(12,208)
Non-Agency RMBS	18,025	(14)	577	(287)	18,602	(301)
CMBS	—	—	—	—	—	—
Total investment securities available for sale	$108,679	$(1,143)	$316,333	$(11,366)	$425,012	$(12,509)

December 31, 2016	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$96,357	$(1,290)	$328,474	$(10,819)	$424,831	$(12,109)
Non-Agency RMBS	—	—	596	(154)	596	(154)
CMBS	16,523	(389)	—	—	16,523	(389)
Total investment securities available for sale	$112,880	$(1,679)	$329,070	$(10,973)	$441,950	$(12,652)

Other than Temporary Impairment

For the three months ended March 31, 2017 and 2016, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	March 31, 2017	December 31, 2016
Unpaid principal balance	$94,909	$98,303
Deferred origination costs – net	599	623
Reserve for loan losses	(3,797)	(3,782)
Total	$91,711	$95,144

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$3,782	$3,399
Provisions for loan losses	15	246
Transfer to real estate owned	—	23
Charge-offs	—	—
Balance at the end of period	$3,797	$3,668

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2017 was $3.8 million, representing 400 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 385 basis points as of December 31, 2016. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$150	$411
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	—	23
Disposal	(150)	—
Balance at the end of period	$—	$434

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in recovery of loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.5 million and $4.4 million as of March 31, 2017 and December 31, 2016, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2017, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.9 million categorized as Residential Mortgage Loans Held in Securitization trusts (net), of which $11.3 million, or 60%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of March 31, 2017 (dollar amounts in thousands):

March 31, 2017

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	2	$1,075	1.13%
61 - 90	—	$—	—
90 +	29	$17,820	18.78%
Real estate owned through foreclosure	—	$—	—

As of December 31, 2016, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.7 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net), of which $11.2 million, or 60%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2016 (dollar amounts in thousands):

December 31, 2016

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$247	0.25%
61 - 90	—	$—	—
90 +	30	$18,416	18.68%
Real estate owned through foreclosure	1	$268	0.27%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
New York	33.4%	33.8%
Massachusetts	19.4%	19.9%
New Jersey	11.1%	10.8%
Florida	9.2%	8.9%
Connecticut	7.6%	7.4%
Maryland	5.2%	5.1%

5.	Distressed Residential Mortgage Loans

As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $447.8 million and $503.1 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	March 31, 2017	March 31, 2016
Contractually required principal and interest	$69,263	$52,302
Non-accretable yield	(5,892)	(5,464)
Expected cash flows to be collected	63,371	46,838
Accretable yield	(55,448)	(25,759)
Fair value at the date of acquisition	$7,923	$21,079

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	March 31, 2017	March 31, 2016
Balance at beginning of period	$530,511	$579,009
Additions	81,211	29,581
Disposals	(104,956)	(59,629)
Accretion	(6,038)	(8,815)
Balance at end of period (1)	$500,728	$540,146

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the three month periods ended March 31, 2017 and 2016 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of March 31, 2017 and December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016
Florida	11.3%	12.2%
North Carolina	8.0%	7.7%
California	7.3%	8.8%
Georgia	6.7%	6.0%
New York	5.8%	5.4%
Maryland	5.3%	5.2%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $161.0 million and $195.3 million at March 31, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $251.8 million and $279.9 million at March 31, 2017 and December 31, 2016, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 13).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO, certain IOs and mezzanine securities issued by certain K-Series securitizations with an aggregate net carrying value of $388.8 million and $314.9 million at March 31, 2017 and December 31, 2016, respectively (see Note 9). The Consolidated K-Series is comprised of six and five K-Series securitizations as of March 31, 2017 and December 31, 2016, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at March 31, 2017 and December 31, 2016, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2017	December 31, 2016
Assets
Multi-family loans held in securitization trusts	$8,441,230	$6,939,844
Receivables	25,515	24,098
Total Assets	$8,466,745	$6,963,942
Liabilities and Equity
Multi-family CDOs	$8,052,428	$6,624,896
Accrued expenses	25,194	24,003
Total Liabilities	8,077,622	6,648,899
Equity	389,123	315,043
Total Liabilities and Equity	$8,466,745	$6,963,942

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $8.2 billion and $6.7 billion at March 31, 2017 and December 31, 2016, respectively. The multi-family CDOs had an unpaid principal balance of approximately $8.2 billion and $6.7 billion at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the current weighted average interest rate on these multi-family CDOs was 3.96% and 3.97%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss and mezzanine tranche securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 17).

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended March 31, 2017 and 2016, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2017	2016
Interest income	$61,304	$63,532
Interest expense	53,932	57,200
Net interest income	7,372	6,332
Unrealized gain on multi-family loans and debt held in securitization trusts, net	1,384	818
Net income	$8,756	$7,150

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of March 31, 2017 and December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016
California	11.8%	13.8%
Texas	10.6%	12.4%
New York	6.9%	8.1%

7.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Autumnwood Investments LLC	—	$2,024	—	$2,092
200 RHC Hoover, LLC(1)	—	—	63%	8,886
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	8,035	45%	7,949
Total		$10,059		$18,927

(1)
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing") and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements (see Note 9).

The Company's investments in unconsolidated entities accounted for at fair value consist of the following as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$11,681	11%	$9,732
Evergreens JV Holdings, LLC	85%	3,910	85%	3,810
Bent Tree JV Holdings, LLC	78%	10,070	78%	9,890
Summerchase LR Partners LLC	80%	4,440	80%	4,410
Lake Mary Realty Partners, LLC	80%	7,720	80%	7,690
The Preserve at Port Royal Venture, LLC	77%	12,460	77%	12,280
WR Savannah Holdings, LLC	90%	12,630	90%	12,520
Total		$62,911		$60,332

The following table presents income from investments in unconsolidated entities for the three months ended March 31, 2017 and March 31, 2016 (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2017	2016
Autumnwood Investments LLC	$—	$71
200 RHC Hoover, LLC	275	403
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	242	—
RiverBanc LLC (1)	—	91
Kiawah River View Investors LLC ("KRVI") (1)	—	217
RB Development Holding Company, LLC (1)	—	107
RB Multifamily Investors LLC (1)	—	1,756
Morrocroft Neighborhood Stabilization Fund II, LP	649	328
Evergreens JV Holdings, LLC	164	—
Bent Tree JV Holdings, LLC	288	—
Summerchase LR Partners LLC	182	—
Lake Mary Realty Partners, LLC	211	—
The Preserve at Port Royal Venture, LLC	385	—
WR Savannah Holdings, LLC	330	—

(1)
As of May 16, 2016, RiverBanc LLC, RB Development Holding Company, LLC, and RB Multifamily Investors LLC became wholly-owned subsidiaries of the Company as a result of the Company's acquisition of the remaining ownership interests in those entities held by other unaffiliated entities (see Note 22). Also as of May 16, 2016, the Company consolidated KRVI into its condensed consolidated financial statements (see Note 9).

8.	Mezzanine Loan and Preferred Equity Investments

Mezzanine loan and preferred equity investments consist of the following as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017	December 31, 2016
Investment amount	$97,434	$101,154
Deferred loan fees, net	(959)	(1,004)
Total	$96,475	$100,150

There were no delinquent mezzanine loan or preferred equity investments as of March 31, 2017 and December 31, 2016.

The geographic concentrations of credit risk exceeding 5% of the total mezzanine loan and preferred equity investment amounts as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Texas	40.8%	43.3%
Virginia	15.5%	14.9%
South Carolina	9.9%	9.4%
Kentucky	7.5%	7.2%
Massachusetts	7.2%	6.9%
Georgia	6.6%	6.3%
Florida	5.3%	5.1%

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization or financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of March 31, 2017.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that six and five Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of March 31, 2017 and December 31, 2016, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, five and four of these investments are not deposited as collateral to any Financing VIE as of March 31, 2017 and December 31, 2016.

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

On March 31, 2017, (the "Changeover Date"), the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two variable interest entities that each own a multifamily apartment community. The Company holds a 62.6% preferred equity investment in Riverchase Landing and a 38.7% preferred equity investment in The Clusters. The Company determined that it gained the power to direct the activities of, and became primary beneficiary of, Riverchase Landing and The Clusters on the Changeover Date. Prior to the Changeover Date, the Company accounted for Riverchase Landing as an investment in an unconsolidated entity and for The Clusters as a preferred equity investment. The Company does not have any claims to the assets or obligations for the liabilities of the Riverchase Landing and The Clusters.

On the Changeover Date, the Company consolidated Riverchase Landing and The Clusters into its condensed consolidated financial statements. These transactions were accounted for by applying the acquisition method for business acquisitions.

The estimated Changeover Date fair value of the consideration transferred totaled $12.5 million, which consisted of the estimated fair value of the Company's preferred equity investments in both Riverchase Landing and The Clusters. The Company determined the estimated fair value of its preferred equity investments in Riverchase Landing and The Clusters using assumptions for the timing and amount of expected future cash flows from the underlying multifamily apartment communities and a discount rate.
The following table summarizes the estimated fair values of the assets and liabilities of the Riverchase Landing and The Clusters at the Changeover Date (dollar amounts in thousands). The estimated fair values shown below are provisional measurements that are based upon preliminary financial information provided by Riverchase Landing and The Clusters and are subject to change.

Cash	$112
Operating real estate	62,322
Lease intangibles (1)	5,340
Receivables and other assets	2,260
Total assets	$70,034

Mortgages payable	$51,570
Accrued expenses and other liabilities	1,519
Total liabilities	$53,089

Non-controlling interest (2)	$4,462
Net assets consolidated	$12,483

(1)	Included in receivables and other assets on the condensed consolidated balance sheets.

(2)
Represents third party ownership of Riverchase Landing and The Clusters membership interests. The fair value of the non-controlling interests in Riverchase Landing and The Clusters, both private companies, was estimated using assumptions for the timing and amount of expected future cash flows from the underlying multifamily apartment communities and a discount rate.

The Consolidated K-Series, the Financing VIEs, KRVI, Riverchase Landing and The Clusters are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of March 31, 2017 and December 31, 2016, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of March 31, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$416	$416
Investment securities available for sale, at fair value held in securitization trusts	44,512	—	—	—	—	44,512
Residential mortgage loans held in securitization trusts (net)	—	—	91,711	—	—	91,711
Distressed residential mortgage loans held in securitization trust, (net)	—	160,999	—	—	—	160,999
Multi-family loans held in securitization trusts, at fair value	1,191,474	—	—	7,249,756	—	8,441,230
Operating real estate held in consolidated variable interest entities, net	—	—	—	—	62,322	62,322
Receivables and other assets	4,398	41,171	731	21,191	26,613	94,104
Total assets	$1,240,384	$202,170	$92,442	$7,270,947	$89,351	$8,895,294

Residential collateralized debt obligations	$—	$—	$87,918	$—	$—	$87,918
Multi-family collateralized debt obligations, at fair value	1,130,754	—	—	6,921,674	—	8,052,428
Securitized debt	28,528	119,084	—	—	—	147,612
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	54,917	54,917
Accrued expenses and other liabilities	4,379	2,539	22	20,964	1,545	29,449
Total liabilities	$1,163,661	$121,623	$87,940	$6,942,638	$56,462	$8,372,324

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of March 31, 2017 were related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company held 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Five of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of March 31, 2017.

Assets and Liabilities of Consolidated VIEs as of December 31, 2016 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization(1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$186	$186
Investment securities available for sale, at fair value held in securitization trusts	43,897	—	—	—	—	43,897
Residential mortgage loans held in securitization trusts (net)	—	—	95,144	—	—	95,144
Distressed residential mortgage loans held in securitization trust (net)	—	195,347	—	—	—	195,347
Multi-family loans held in securitization trusts, at fair value	1,196,835	—	—	5,743,009	—	6,939,844
Receivables and other assets	4,420	13,610	912	19,753	17,759	56,454
Total assets	$1,245,152	$208,957	$96,056	$5,762,762	$17,945	$7,330,872

Residential collateralized debt obligations	$—	$—	$91,663	$—	$—	$91,663
Multi-family collateralized debt obligations, at fair value	1,137,002	—	—	5,487,894	—	6,624,896
Securitized debt	28,332	130,535	—	—	—	158,867
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	1,588	1,588
Accrued expenses and other liabilities	4,400	1,336	20	19,753	13	25,522
Total liabilities	$1,169,734	$131,871	$91,683	$5,507,647	$1,601	$6,902,536

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of December 31, 2016 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of the securitization transaction, which have been eliminated in consolidation.

(3)
Four of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of December 31, 2016. In October 2016, the Company repaid $55.9 million of outstanding notes from its November 2013 collateralized recourse financing, which was comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. In connection with the repayment of the notes, the Company terminated and de-consolidated the Financing VIE that facilitated this financing transaction and securities serving as collateral on the notes were transferred back to the Company.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at March 31, 2017	$33,499	$120,711
Principal Amount at December 31, 2016	$33,553	$132,319
Carrying Value at March 31, 2017 (2)	$28,528	$119,084
Carrying Value at December 31, 2016 (2)	$28,332	$130,535
Pass-through rate of Notes issued	5.35%	4.00%

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

(2)	Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets, net of debt issuance costs.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	March 31, 2017	December 31, 2016
Within 24 months	$120,711	$—
Over 24 months to 36 months	—	132,319
Over 36 months	33,499	33,553
Total outstanding principal	154,210	165,872
Discount	(5,301)	(5,589)
Debt Issuance Cost	(1,297)	(1,416)
Carrying value	$147,612	$158,867

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of March 31, 2017 and December 31, 2016, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for Riverchase Landing and The Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017
	Investment securities, available for sale, at fair value	Receivables and other Assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$44,512	$74	$—	$—	$44,586
Mezzanine loan on multi-family properties	—	—	18,606	—	18,606
Preferred equity investment on multi-family properties	—	—	77,869	10,059	87,928
Equity investment in entities that invest in multi-family properties	—	—	—	24,311	24,311
Total assets	$44,512	$74	$96,475	$34,370	$175,431

	December 31, 2016
	Investment securities, available for sale, at fair value	Receivables and other Assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$43,897	$74	$—	$—	$43,971
Mezzanine loan on multi-family properties	—	—	18,881	—	18,881
Preferred equity investment on multi-family properties	—	—	81,269	18,928	100,197
Equity investment in entities that invest in multi-family properties	—	—	—	22,252	22,252
Total assets	$43,897	$74	$100,150	$41,180	$185,301

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $175.4 million and $185.3 million at March 31, 2017 and December 31, 2016, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Operating Real Estate Held in Consolidated VIEs, Net

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multifamily apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 9).

The following is a provisional summary of the real estate investments in both Riverchase Landing and The Clusters as of March 31, 2017 (dollar amounts in thousands):

Land	$7,000
Building and improvements	53,377
Furniture, fixtures and equipment	1,945
Real estate	$62,322
Accumulated depreciation	—
Real estate, net	$62,322

The real estate investment amounts are provisional as of March 31, 2017 (see Note 9) and the related estimated depreciation expense is as follows (dollar amounts in thousands):

Fiscal Year
2017	$1,809
2018	$2,285
2019	$2,285
2020	$2,124
2021	$1,934
2022	$1,917

11.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or sell short TBAs, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Eurodollar futures	Derivative assets	$795	$1,175
TBA securities	Derivative assets	113,019	148,139
U.S. Treasury futures	Derivative assets	131	—
Interest rate swap futures	Derivative assets	312	444
Swaptions	Derivative assets	130	431
U.S. Treasury futures	Derivative liabilities	—	107
Interest rate swaps (1)	Derivative liabilities	359	384

(1)	Includes interest rate swaps in our Agency IO portfolio. There was no netting of interest rate swaps at March 31, 2017 and December 31, 2016.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2017
Derivatives Not Designated as Hedging Instruments	December 31, 2016	Additions	Settlement, Expiration or Exercise	March 31, 2017
TBA securities	$149,000	$548,000	$(588,000)	$109,000
U.S. Treasury futures	17,100	70,300	(58,700)	28,700
Interest rate swap futures	(151,700)	182,200	(146,000)	(115,500)
Eurodollar futures	(2,575,000)	2,627,000	(1,890,000)	(1,838,000)
Swaptions	154,000	—	—	154,000
Interest rate swaps	15,000	—	—	15,000

	Notional Amount For the Three Months Ended March 31, 2016
Derivatives Not Designated as Hedging Instruments	December 31, 2015	Additions	Settlement, Expiration or Exercise	March 31, 2016
TBA securities	$222,000	$1,065,000	$(1,006,000)	$281,000
U.S. Treasury futures	—	70,600	(35,300)	35,300
Interest rate swap futures	(137,200)	316,500	(272,900)	(93,600)
Eurodollar futures	(2,769,000)	676,000	(1,484,000)	(3,577,000)
Options on U.S. Treasury futures	28,000	29,000	(35,000)	22,000
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

The following tables present the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,
	2017		2016
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$(215)	$200	$4,808	$1,976
Eurodollar futures (1)	555	(380)	(781)	(2,035)
Interest rate swaps	—	26	—	(119)
Swaptions	—	(87)	—	(128)
U.S. Treasury and interest rate swap futures and options	158	107	(2,271)	(1,384)
Total	$498	$(134)	$1,756	$(1,690)

(1)	At March 31, 2017, the Eurodollar futures consist of 1,838 contracts with expiration dates ranging between March 2017 and June 2018.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At March 31, 2017 and December 31, 2016, our condensed consolidated balance sheets include TBA-related liabilities of $112.6 million and $148.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $58.2 million were netted against TBA purchases amounting to approximately $170.8 million at March 31, 2017. There was $114.4 million netting of TBA sales against TBA purchases of $262.4 million at December 31, 2016.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	March 31, 2017	December 31, 2016
Interest rate swaps	Derivative asset	$215,000	$266	$—
Interest rate swaps	Derivative asset	65,000	—	108
Interest rate swaps	Derivative liability	150,000	—	6

The Company has netting arrangements by counterparty with respect to its interest rate swaps. There was no netting of interest rate swaps designated as hedging instruments at March 31, 2017.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2017	2016
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$102	$304
Unrealized gain (loss) on interest rate swaps	164	(902)
Balance at end of the period	$266	$(598)

The Company estimates that over the next 12 months, approximately $0.3 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Interest rate swaps:
Interest expense-investment securities	$27	$218

The following table presents information about our interest rate swaps (includes interest rate swaps in our Agency IO portfolio) whereby we receive floating rate payments in exchange for fixed rate payments as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	March 31, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$215,000	0.83%	0.96%	$215,000	0.83%	0.74%
2019	10,000	2.25%	1.14%	10,000	2.25%	0.97%
Total	$225,000	0.90%	0.96%	$225,000	0.90%	0.75%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	March 31, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	1.16%	$5,000	1.80%	1.00%
Total	$5,000	1.80%	1.16%	$5,000	1.80%	1.00%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of March 31, 2017 and December 31, 2016. The Company had $3.8 million and $6.1 million of restricted cash related to margin posted for its agreements as of March 31, 2017 and December 31, 2016, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

12.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At March 31, 2017, the Company had repurchase agreements with an outstanding balance of $702.3 million and a weighted average interest rate of 1.98%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017			December 31, 2016
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$88,054	$93,168	$94,185	$102,088	$109,552	$110,903
Agency Fixed Rate	273,738	290,415	300,747	289,619	308,411	318,544
Agency IOs/U.S. Treasury Securities	35,114	49,572	58,458	60,862	82,153	93,819
Non Agency	89,477	119,346	118,539	113,749	150,944	149,969
CMBS (1)	215,926	291,526	234,405	206,824	294,083	216,092
Balance at end of the period	$702,309	$844,027	$806,334	$773,142	$945,143	$889,327

(1)	Includes first loss tranche PO and mezzanine CMBS securities with a fair value amounting to $225.4 million included in the Consolidated K-Series as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, the average days to maturity for financing arrangements were 17 days and 12 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances, at March 31, 2017 and December 31, 2016 amounts to $0.5 million and $1.1 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Contractual Maturity	March 31, 2017	December 31, 2016
Within 30 days	$702,309	$729,134
Over 30 days to 90 days	—	44,008
Over 90 days	—	—
Total	$702,309	$773,142

As of March 31, 2017, the outstanding balance under our financing arrangements was funded at an advance rate of 85.5% that implies an average haircut of 14.5%. As of March 31, 2017, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Non Agency RMBS, CMBS and Agency IOs was approximately 5%, 25%, 24% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At March 31, 2017 and December 31, 2016, the Company had financing arrangements with nine and eight counterparties, respectively. As of March 31, 2017 and December 31, 2016, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of March 31, 2017, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $73.0 million in cash and cash equivalents, $26.9 million in overnight deposits in our Agency IO portfolio included in restricted cash and $273.6 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of March 31, 2017 included $48.8 million of Agency RMBS, $152.7 million of CMBS and $72.1 million of non-agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 53.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

13.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of $200 million and a maximum uncommitted principal amount of $50.0 million to fund its distressed residential mortgage loan portfolio, expiring on December 13, 2017. The outstanding balance on this master repurchase agreement as of March 31, 2017 and December 31, 2016 amounts to approximately $173.3 million and $193.8 million, respectively, bearing interest at one month LIBOR plus 2.50% (3.48% and 3.26% at March 31, 2017 and December 31, 2016, respectively).

In addition, the Company has entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans. The outstanding balance on this master repurchase agreement bears interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of March 31, 2017 and December 31, 2016.

During the term of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of May 9, 2017.

14.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2017 and December 31, 2016, the Company had Residential CDOs outstanding of $87.9 million and $91.7 million, respectively. As of March 31, 2017 and December 31, 2016, the current weighted average interest rate on these Residential CDOs was 1.59% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $94.9 million and $98.3 million at March 31, 2017 and December 31, 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of March 31, 2017 and December 31, 2016, had a net investment in the residential securitization trusts of $4.5 million and $4.4 million, respectively.

15.	Debt

Convertible Notes

On January 23, 2017, the Company completed the issuance and sale to Nomura Securities International, Inc., as the underwriter, of $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of Nomura's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts,commissions and offering expenses, were approximately $127.0 million.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2017, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes will be permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately proceeding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company's subordinated debentures and any of its other indebtedness that is expressly subordinated in right of payment to the Convertible Notes.

During the three months ended March 31, 2017, none of the Convertible Notes were converted. As of May 9, 2017, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 9, 2017, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multifamily apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 9). Both Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of March 31, 2017.

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 9). KRVI's real estate under development is subject to a note payable of $3.3 million that has an unused commitment of $3.4 million as of March 31, 2017. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's mortgage payable as of May 9, 2017.

The mortgages and notes payable in the consolidated VIEs are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of March 31, 2017	Maturity Date	Interest Rate	Net Deferred Finance Costs
Riverchase Landing	10/2/2015 (1)	$23,906	11/1/2022	3.88%	$213
The Clusters	6/30/2014	$27,950	7/6/2024	4.49%	$73
KRVI	12/16/2016	$3,346	12/16/2019	6.00%	$—

(1) Origination date of 10/26/2012

As of March 31, 2017, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Fiscal Year	Total
2017	$—
2018	—
2019	3,346
2020	—
2021	—
2022	161,906
Thereafter	72,950
$238,202

16.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2017.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2017, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The Company’s CMBS held in securitization trusts are comprised of securities for which there are not substantially similar securities that trade frequently. The Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 10.8%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$479,061	$—	$479,061	$—	$526,363	$—	$526,363
Non-Agency RMBS	—	191,407	—	191,407	—	163,284	—	163,284
U.S. Treasury Securities	2,898	—	—	2,898	2,887	—	—	2,887
CMBS	—	116,159	44,512	160,671	—	82,545	43,897	126,442
Multi-family loans held in securitization trusts	—	—	8,441,230	8,441,230	—	—	6,939,844	6,939,844
Derivative assets:
TBA Securities	—	113,019	—	113,019	—	148,139	—	148,139
U.S. Treasury futures	131	—	—	131	—	—	—	—
Interest rate swap futures	312	—	—	312	444	—	—	444
Interest rate swaps	—	266	—	266	—	108	—	108
Swaptions	—	130	—	130	—	431	—	431
Eurodollar futures	795	—	—	795	1,175	—	—	1,175
Investment in unconsolidated entities	—	—	62,911	62,911	—	—	60,332	60,332
Total	$4,136	$900,042	$8,548,653	$9,452,831	$4,506	$920,870	$7,044,073	$7,969,449
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$8,052,428	$8,052,428	$—	$—	$6,624,896	$6,624,896
Derivative liabilities:
U.S. Treasury futures	—	—	—	—	107	—	—	107
Eurodollar futures	—	—	—	—	—	—	—	—
Interest rate swaps	—	359	—	359	—	391	—	391
Interest rate swap futures	—	—	—	—	—	—	—	—
Total	$—	$359	$8,052,428	$8,052,787	$107	$391	$6,624,896	$6,625,394

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2017 and 2016, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$7,044,073	$7,213,641
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	3,354	182,880
Included in other comprehensive income	(193)	63
Purchases	1,537,526	—
Contributions	1,300	—
Paydowns	(37,407)	(34,745)
Distributions	—	(3,965)
Balance at the end of period	$8,548,653	$7,357,874

(1)	Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, and other income.

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2017 and 2016, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$6,624,896	$6,818,901
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	(8,068)	173,133
Purchases	1,472,073	—
Paydowns	(36,473)	(34,741)
Balance at the end of period	$8,052,428	$6,957,293

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 multi-family loans and debt held in securitization trusts for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Change in unrealized gains (losses) – assets	$10,119	$189,932
Change in unrealized (losses) gains – liabilities	(8,735)	(189,114)
Net change in unrealized gains included in earnings for assets and liabilities	$1,384	$818

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$9,314	$9,314	$—	$—	$8,976	$8,976
Real estate owned held in residential securitization trusts	—	—	—	—	—	—	411	411

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2017 and 2016, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Residential mortgage loans held in securitization trusts – impaired loans (net)	$15	$269
Real estate owned held in residential securitization trusts	—	(23)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$73,033	$73,033	$83,554	$83,554
Investment securities available for sale(1)	Level 1, 2 or 3	834,037	834,037	818,976	818,976
Residential mortgage loans held in securitization trusts (net)	Level 3	91,711	87,748	95,144	88,718
Distressed residential mortgage loans (net) (2)	Level 3	447,834	450,951	503,094	504,915
Multi-family loans held in securitization trusts	Level 3	8,441,230	8,441,230	6,939,844	6,939,844
Derivative assets	Level 1 or 2	114,653	114,653	150,296	150,296
Mortgage loans held for sale (net) (3)	Level 3	9,089	9,231	7,847	7,959
Mortgage loans held for investment (3)	Level 3	26,001	26,205	19,529	19,641
Mezzanine loan and preferred equity investments (4)	Level 3	96,475	97,649	100,150	101,408
Investment in unconsolidated entities(5)	Level 3	72,970	73,123	79,259	79,390
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$702,309	$702,309	$773,142	$773,142
Financing arrangements, residential mortgage loans	Level 2	172,397	172,397	192,419	192,419
Residential collateralized debt obligations	Level 3	87,918	82,142	91,663	85,568
Multi-family collateralized debt obligations	Level 3	8,052,428	8,052,428	6,624,896	6,624,896
Securitized debt	Level 3	147,612	154,859	158,867	163,884
Derivative liabilities	Level 1 or 2	359	359	498	498
Payable for securities purchased	Level 1	141,894	141,894	148,015	148,015
Subordinated debentures	Level 3	45,000	43,132	45,000	43,132
Convertible notes	Level 2	127,319	134,252	—	—

(1)	Includes $44.5 million and $43.9 million of investment securities for sale held in securitization trusts as of March 31, 2017 and December 31, 2016, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $161.0 million and $195.3 million at March 31, 2017 and December 31, 2016, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $286.8 million and $307.7 million at March 31, 2017 and December 31, 2016, respectively.

(3)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(4)	Includes mezzanine loan and preferred equity investments accounted for as loans (see Note 8).

(5)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $62.9 million and $60.3 million at March 31, 2017 and December 31, 2016, respectively (see Note 7).

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

g.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature.

h.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

i.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

j.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

k.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

l.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

18.	Stockholders' Equity

(a)	Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of March 31, 2017 and December 31, 2016, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of March 31, 2017 and December 31, 2016, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through March 31, 2017, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock from January 1, 2016 through March 31, 2017 and cash dividends on Series C Preferred Stock from January 1, 2016 through March 31, 2017:

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

March 16, 2017	April 1, 2017	April 15, 2017	$0.484375	March 16, 2017	April 1, 2017	April 15, 2017	$0.4921875
December 15, 2016	January 1, 2017	January 15, 2017	0.484375	December 15, 2016	January 1, 2017	January 15, 2017	0.4921875
September 15, 2016	October 1, 2016	October 15, 2016	0.484375	September 15, 2016	October 1, 2016	October 15, 2016	0.4921875
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	June 16, 2016	July 1, 2016	July 15, 2016	0.4921875
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	March 18, 2016	April 1, 2016	April 15, 2016	0.4921875

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2016 and ended March 31, 2017:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	$0.20
Fourth Quarter 2016	December 15, 2016	December 27, 2016	January 26, 2017	0.24
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24

(c)	Public Offering of Common Stock

There were no underwritten public offerings of common stock during the three months ended March 31, 2017.

(d)	Equity Distribution Agreements

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

During the three months ended March 31, 2017, the Company issued 87,737 shares of its common stock under the Equity Distribution agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million after deducting the placement fees. During the three months ended March 31, 2016, the Company issued no shares under the Equity Distribution Agreements. As of March 31, 2017, approximately $39.3 million of securities remains available for issuance under the Equity Distribution Agreements.

19.	Earnings Per Share

The Company calculates basic earnings per common share by dividing net income attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings per common share takes into account the effect of dilutive instruments, such as convertible notes and performance share awards, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended March 31, 2017, the Company's convertible notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. There were no dilutive instruments for the three months ended March 31, 2016.

The following table presents the computation of basic and dilutive earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic Earnings per Common Share:
Net income attributable to Company	$19,182	$16,951
Less: Preferred stock dividends	(3,225)	(3,225)
Net income attributable to Company's common stockholders	$15,957	$13,726
Basic weighted average common shares outstanding	111,721	109,402
Basic Earnings per Common Share	$0.14	$0.13

Diluted Earnings per Common Share:
Net income attributable to Company	$19,182	$16,951
Less: Preferred stock dividends	(3,225)	(3,225)
Add back: Interest expense on convertible notes for the period, net of tax	1,960	—
Net income attributable to Company's common stockholders	$17,917	$13,726
Weighted average common shares outstanding	111,721	109,402
Net effect of assumed convertible notes conversion to common shares	14,881	—
Diluted weighted average common shares outstanding	126,602	109,402
Diluted Earnings per Common Share	$0.14	$0.13

20.	Stock Based Compensation

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

Of the common stock authorized at March 31, 2017, there were 94,043 common shares reserved for issuance under the 2010 Plan in connections with an outstanding performance share award. Of the common stock authorized at December 31, 2016, 326,663 shares were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 207,014 shares under the 2010 Plan as of March 31, 2017 and December 31, 2016, respectively. The Company’s employees have been issued 888,943 and 562,280 restricted shares under the 2010 Plan as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, there were 528,846 and 319,058 shares of unvested restricted stock outstanding under the 2010 Plan.

(a)	Restricted Common Stock Awards

During the three months ended March 31, 2017 and March 31, 2016, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million and $0.2 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the three months ended March 31, 2017 and 2016.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the three months ended March 31, 2017 and 2016, respectively, is presented below:

	2017		2016
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	319,058	$6.40	280,457	$7.63
Granted	326,663	6.54	60,453	4.16
Vested	(116,875)	7.04	(121,852)	7.54
Non-vested shares as of March 31	528,846	$6.34	219,058	$6.72
Weighted-average fair value of restricted stock granted during the period	326,663	$6.54	60,453	$4.16

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2017 and 2016, the Company had unrecognized compensation expense of $3.0 million and $1.4 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at March 31, 2017 is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the three months ended March 31, 2017 and 2016 was approximately $0.8 million and $0.6 million, respectively. The requisite service period for restricted shares at issuance is three years.

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

Compensation expense related to the PSA was $31.3 thousand for the three months ended March 31, 2017. As of March 31, 2017, there was $0.1 million of unrecognized compensation cost related to the unvested portion of the PSA.

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

21.	Income Taxes

For the three months ended March 31, 2017 and March 31, 2016, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three months ended March 31, 2017 and March 31, 2016 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Current income tax expense	$1,216	$72
Deferred income tax expense (benefit)	21	119
Total provision	$1,237	$191

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2017 and December 31, 2016 are as follows (dollar amounts in thousands):

	March 31, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforward	$2,557	$2,287
Net capital loss carryforward	1,123	1,123
GAAP/Tax basis differences	3,034	3,059
Total deferred tax assets (1)	$6,714	$6,469
Deferred tax liabilities
Deferred tax liabilities	$370	$303
Total deferred tax liabilities (2)	370	303
Valuation allowance (1)	(6,176)	(5,978)
Total net deferred tax asset	$168	$188

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2017, the Company through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $5.6 million. The Company’s carryforward net operating losses will expire between 2033 and 2037 if they are not offset by future taxable income. Additionally, as of March 31, 2017, the Company, through one of its wholly owned TRSs, had incurred approximately $2.5 million in capital losses . The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At March 31, 2017, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

22.	Business Combinations

On May 16, 2016 (the “Acquisition Date”), the Company acquired the outstanding common equity interests in RiverBanc, RBMI, and RBDHC (collectively, the “Acquirees”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100%. The results of the Acquirees’ operations have been included in the condensed consolidated financial statements since the Acquisition Date. Prior to the Acquisition Date, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm that was founded in 2010 and has sourced and managed direct and indirect investments in multifamily apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager of the Company pursuant to an investment management agreement, for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.  In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multifamily investments. The Company expects to achieve certain synergies related to processes and personnel as a result of this internalization.  In connection with the acquisitions, on the Acquisition Date, the Company named Kevin M. Donlon, the founder and Chief Executive Officer of RiverBanc, President of the Company and entered into an employment agreement with Mr. Donlon effective on the Acquisition Date. On June 16, 2016, the Company’s Board of Directors approved the appointment of Mr. Donlon as a director of the Company. Prior to the completion of the acquisitions described above, Donlon Family LLC beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively. Mr. Donlon beneficially owns 100% of Donlon Family LLC.
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

Prior to the Acquisition Date, the Company accounted for its previously held membership interests in the Acquirees as equity method investments, utilizing the fair value election for both RBMI and RBDHC. The Acquisition Date fair value of the Company's previously held membership interests in the Acquirees was $20.6 million and is included in the measurement of consideration transferred. In the year ended December 31, 2016, the Company recorded a net gain as a result of remeasuring its previously held membership interests in RiverBanc, RBMI, and RBDHC totaling $5.0 million. This net gain was included in other income on the Company's consolidated statements of operations for the year ended December 31, 2016.
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

(4)	Goodwill recognized in the acquisition of RiverBanc.

(5)	Gain on bargain purchase recognized in the acquisitions of RBMI and RBDHC in the year ended December 31, 2016.

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

The acquisition of both RBMI and RBDHC was negotiated directly with the sellers and the fair value of identifiable assets acquired and liabilities assumed exceed the fair value of the consideration transferred. Subsequently, the Company reassessed the identification and recognition of identifiable assets acquired and liabilities assumed, the Company’s previously held membership interests, and the consideration transferred and concluded that all items were recognized and that the valuation procedures and measurements were appropriate. Accordingly, the Company recorded a net gain on bargain purchase of $0.1 million that was included in other income on the Company’s consolidated statements of operations for the year ended December 31, 2016.
The amount of revenue of the Acquirees included in the Company’s consolidated statements of operations from the Acquisition Date to the period ended December 31, 2016 was $5.3 million.
The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the three months ended March 31, 2016 (dollar amounts in thousands):

For the Three Months Ended March 31,
2016
Revenue	$91,090
Net income attributable to Company's common stockholders	$13,953

Basic pro forma income per share	$0.13
Diluted pro forma income per share	$0.13
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

23.	Related Party Transactions

The Company terminated its management agreement with RiverBanc on May 17, 2016 as a result of the Company's acquisition of the remaining 80% membership interest in RiverBanc, which resulted in consolidation of RiverBanc into the Company's financial statements (see Note 22). Prior to May 16, 2016, RiverBanc sourced and managed direct and indirect investments in multifamily properties on behalf of the Company pursuant to a management agreement entered into on April 5, 2011 and amended on March 13, 2013. The amended and restated management agreement had an effective date of January 1, 2013 and had an initial term that expired on December 31, 2015 and was subject to annual automatic one-year renewals (subject to any notice of termination).

Prior to May 16, 2016, the Company owned a 20% membership interest in RiverBanc. For the three months ended March 31, 2016, the Company recognized an approximately $0.1 million in equity income related to its investment in RiverBanc.

For the three months ended March 31, 2016, the Company expensed $1.2 million in fees to RiverBanc. As of March 31, 2016, the Company had fees payable to RiverBanc of $0.7 million included in accrued expenses and other liabilities.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; delays in identifying and acquiring our targeted assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury and those relating to Fannie Mae, Freddie Mac or Ginnie Mae; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; "Agency fixed-rate" refers to Agency RMBS comprised of fixed-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including re-performing and non-performing loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of March 31, 2017 and December 31, 2016, six and five separate Freddie Mac-sponsored multi-family loan K-Series securitizations, respectively, of which we, or one of our special purpose entities (“SPEs”), own the first loss PO securities, certain IO securities and other class securities; “Variable Interest Entity” and “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

In recent years, we have transitioned our portfolio to one focused increasingly on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. In 2016, as part of our greater focus on credit assets, we acquired 100% of RiverBanc LLC, or RiverBanc, an investment management firm that managed over $400 million of direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including our Company, as well as ownership interests in certain other RiverBanc-managed entities. Consistent with this approach to capital allocation, we acquired an additional $171.8 million of residential and multi-family credit assets during the three months ended March 31, 2017.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer term repurchase agreement borrowings with terms between one year and 18 months and longer term structured financings, such as securitizations, with terms longer than one year.

We internally manage a significant portion of our portfolio, including Agency ARMs, Agency fixed-rate RMBS, non-Agency RMBS, residential securitized loans, second mortgage loans, multi-family CMBS and preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties. In addition, as part of our investment strategy, we also utilize certain external investment managers to manage specific asset types that we target or own. Accordingly, Headlands Asset Management, LLC, or Headlands, provides investment management services with respect to our investments in distressed residential mortgage loans, and The Midway Group, L.P., or Midway, provides investment management services with respect to our investments in Agency IOs.

Key First Quarter 2017 Developments

Sales of Distressed Residential Mortgage Loans

During the first quarter of 2017, we sold pools of distressed residential mortgage loans with a carrying value of approximately $50.9 million for aggregate proceeds of approximately $62.6 million, which resulted in a net realized gain, before income taxes, of approximately $11.7 million.

Purchases of CMBS and Non-Agency RMBS

During the quarter, the Company purchased CMBS securities, including a first loss PO security issued by a Freddie Mac-sponsored multi-family K-Series securitization, for a gross purchase price of approximately $112.5 million and Non-Agency RMBS backed by re-performing and non-performing loans for a gross purchase price of approximately $41.1 million.

Convertible Notes Issuance

In January 2017, the Company completed the issuance of $138.0 million aggregate principal amount of convertible notes in a public offering that resulted in net proceeds to the Company of approximately $127.0 million. The convertible notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2017, and are expected to mature on January 15, 2022, unless earlier converted or repurchased.

First Quarter 2017 Common Stock and Preferred Stock Dividends

On March 16, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended March 31, 2017. The dividend was paid on April 25, 2017 to our common stockholders of record as of March 27, 2017.

On March 16, 2017, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on April 15, 2017 to our Series B Preferred stockholders of record as of April 1, 2017.

Also on March 16, 2017, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on April 15, 2017 to our Series C Preferred stockholders of record as of April 1, 2017.

Current Market Conditions and Commentary

Current Market Conditions and Commentary

General.  The first quarter of 2017 was marked by continued global economic expansion, largely driven by stronger industrial activity, relatively low volatility in the stock market and a bond market that was relatively stable and flat. However, uncertainty relating to the U.S. government’s legislative and fiscal agendas, election outcomes in core European countries, or geo-political events elsewhere, could fuel renewed market volatility. U.S. economic data released over the past quarter was mixed, with a stable labor market, but disappointing growth numbers for the overall economy, with U.S. gross domestic product (“GDP”) estimated to have grown by just 0.7% (advance estimate) in the first quarter of 2017, following slower than projected GDP growth of 1.6% for the year ended December 31, 2016.

The U.S. labor market continued its slow and steady expansion during the third quarter of 2016. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.5% as of the end of March 2017, while total nonfarm payroll employment posted an average monthly increase of 178,000 jobs during the three months ended March 31, 2017, as compared to an average monthly increase of 187,000 jobs in 2016.

Federal Reserve and Monetary Policy.  In December 2016, in view of realized and expected labor market conditions and inflation, the Federal Reserve announced a 25 basis points increase in the target range for the federal funds rate to 0.50% to 0.75%. At its meeting in March 2017, the Federal Reserve announced another 25 basis points increase in the target range for the federal funds rate, bringing the target range now from 0.75% to 1.0%. The Federal Reserve has indicated its expectations for additional rate hikes during the balance of 2017, with the central tendency from the Federal Reserve’s meeting in March 2017 projecting a federal funds rate of between 1.1% and 1.6% by the end of 2017. While market reaction to the Federal Reserve’s March rate hike was largely uneventful, renewed uncertainty surrounding the speed at which the Federal Reserve will tighten its monetary policy could result in higher volatility in the balance of 2017 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.
Single-Family Homes and Residential Mortgage Market.  The residential real estate market displayed signs of continued growth during 2016, and initial data from the first quarter of 2017 suggests that trend continued. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2017 showed that, on average, home prices increased 5.9% for the 20-City Composite over February 2016. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 836,000 during the first quarter of 2017, which was 6.5% above the annual rate of 785,000 for the year ended December 31, 2016. We expect the single-family residential real estate market to continue to improve modestly in the near term. Continued improvement in single family housing fundamentals is generally expected to have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.
Multi-family Housing.  Apartments and other residential rental properties performed well again in 2016 and the first quarter of 2017. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 407,000 during the first quarter of 2017 as compared to 375,000 for the year ended December 31, 2016. Moreover, even with the supply expansion in recent years, vacancy trends in the multi-family sector appear to remain stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI was at 42 for the fourth quarter of 2016, which is unchanged since the second quarter of 2016. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own, although those gains have slowed in recent years.
Credit Spreads.  Credit spreads generally tightened during the first quarter of 2017 as greater capital flows moved toward higher-yielding assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing Markets.  During the first quarter of 2017, movement in the 10-Year U.S. Treasury yield was relatively flat, with the 10-year U.S. Treasury ranging from 2.31% to 2.62% during the quarter and closing the quarter at 2.39%. During the first quarter of 2017, the Treasury curve continued to flatten with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 113 basis points, down 13 basis points from December 31, 2016. This spread is important as it is indicative of opportunities for investing in levered assets.

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

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 and under “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.

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

The Company’s valuation methodologies are described in “Note 17 – Fair Value of Financial Instruments” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations - As of March 31, 2017 and December 31, 2016, we owned 100% of the first loss tranche of securities of the Consolidated K-Series. The Consolidated K-Series collectively represents, as of March 31, 2017 and December 31, 2016, six and five separate Freddie Mac sponsored multi-family loan K-Series securitizations, respectively, of which we, or one of our SPEs, own the first loss PO securities, certain IO securities and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our condensed consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statement of operations.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

At March 31, 2017:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential (3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$420,124	$61,836	$733,383	$645,455	$91,711	$40,555	$1,993,064
Liabilities:
Callable(6)	(361,792)	(35,114)	(215,926)	(262,010)	—	136	(874,706)
Non-callable	—	—	(28,528)	(119,084)	(87,918)	(45,000)	(280,530)
Convertible	—	—	—	—	—	(127,319)	(127,319)
Hedges (Net)(7)	2,725	2,758	—	—	—	—	5,483
Cash(8)	4,213	32,520	6,762	35,393	—	60,850	139,738
Goodwill	—	—	—	—	—	25,222	25,222
Other	2,886	6,135	5,442	(17,267)	709	(26,111)	(28,206)
Net capital allocated	$68,156	$68,135	$501,133	$282,487	$4,502	$(71,667)	$852,746
% of capital allocated	8.0%	8.0%	58.8%	33.1%	0.5%	(8.4)%	100%

(1)	Includes both Agency ARMs and Agency fixed-rate RMBS.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of March 31, 2017 follows:

Multi-family loans held in securitization trusts, at fair value	$8,441,230
Multi-family CDOs, at fair value	(8,052,428)
Net carrying value	388,802
Investment securities available for sale, at fair value	160,671
Total CMBS, at fair value	549,473
Mezzanine loan, preferred equity and investment in unconsolidated entities	157,764
Real estate under development	18,741
Operating real estate held in consolidated variable interest entities, net	62,322
Mortgages and notes payable in consolidated variable interest entities	(54,917)
Financing arrangements	(215,926)
Securitized debt	(28,528)
Cash and other	12,204
Net Capital in Multi-Family	$501,133

(3)	Includes $447.8 million of distressed residential loans and $190.2 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)
Other includes investments in unconsolidated entities amounting to $11.7 million and mortgage loans held for sale and mortgage loans held for investment totaling $27.7 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(6)	Includes repurchase agreements.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $26.9 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

At December 31, 2016:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans(3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$441,472	$87,778	$628,522	$671,272	$95,144	$32,215	$1,956,403
Liabilities:
Callable(6)	(391,707)	(60,862)	(206,824)	(306,168)	—	—	(965,561)
Non-callable	—	—	(28,332)	(130,535)	(91,663)	(45,000)	(295,530)
Hedges (Net)(7)	2,500	5,417	—	—	—	—	7,917
Cash(8)	4,415	39,673	3,687	9,898	—	75,725	133,398
Goodwill	—	—	—	—	—	25,222	25,222
Other	3,166	4,874	(2,652)	13,436	890	(30,401)	(10,687)
Net capital allocated	$59,846	$76,880	$394,401	$257,903	$4,371	$57,761	$851,162
% of capital allocated	7.0%	9.0%	46.4%	30.3%	0.5%	6.8%	100%

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of December 31, 2016 follows:

Multi-family loans held in securitization trusts, at fair value	$6,939,844
Multi-family CDOs, at fair value	(6,624,896)
Net carrying value	314,948
Investment securities available for sale, at fair value held in securitization trusts	126,442
Total CMBS, at fair value	441,390
Mezzanine loan, preferred equity and investment in unconsolidated entities	169,678
Real estate under development	17,454
Mortgages and notes payable in consolidated variable interest entities	(1,588)
Financing Arrangements	(206,824)
Securitized debt	(28,332)
Other	2,623
Net Capital in Multi-family	$394,401

(3)	Includes $503.1 million of distressed residential loans and $162.1 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we reported net income attributable to the Company's common stockholders of $16.0 million as compared to net income attributable to the Company's common stockholders of $13.7 million for the same period in 2016. The main components of the change in net income for the three months ended March 31, 2017 as compared to the same period in 2016 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016	$ Change
Net interest income	$13,918	$17,642	$(3,724)
Total other income	$16,705	$8,860	$7,845
Total general, administrative and other expenses	$10,204	$9,360	$844
Income from operations before income taxes	$20,419	$17,142	$3,277
Income tax expense	$1,237	$191	$1,046
Net income attributable to Company	$19,182	$16,951	$2,231
Preferred stock dividends	$3,225	$3,225	$—
Net income attributable to Company's common stockholders	$15,957	$13,726	$2,231
Basic earnings per common share	$0.14	$0.13	$0.01
Diluted earnings per common share	$0.14	$0.13	$0.01

Net Interest Income

The decrease in net interest income of approximately $3.7 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
A decrease in net interest income of approximately $2.3 million in our distressed residential portfolio due to a decrease in net interest income on our distressed residential mortgage loans of approximately $3.3 million partially offset by an increase in net interest income on our non-Agency RMBS of approximately $1.0 million. Net interest income on our distressed residential mortgage loans decreased due to a decrease in asset yields as well as an increase in financing costs. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets to $155.6 million in the 2017 period as compared to $1.3 million in the corresponding period in 2016.

•
A decrease in net interest income of approximately $2.6 million in our Agency IO portfolio primarily due to a decrease in average interest earning assets to $88.5 million in the 2017 period from $137.5 million during the 2016 period.

•
A decrease in net interest income of approximately $0.5 million in our Agency ARM and Agency fixed-rate RMBS portfolio due to a decrease in average interest earning assets in this portfolio and an increase in financing costs in the 2017 period compared to the corresponding period in 2016.

•
An increase in net interest income of approximately $3.6 million in our multi-family portfolio due to an increase in average interest earning assets to $457.9 million for the three months ended March 31, 2017 as compared to $286.1 million in the corresponding period in 2016, and a decrease in our average cost of funds in the 2017 period as compared to the same period in 2016. The increase in average interest earning assets can be primarily attributed to new multi-family preferred equity investments made and CMBS purchased since March 31, 2016.

•	An increase in interest expense related to the issuance of $138.0 million principal amount in convertible notes in January 2017.

Other Income

The increase in other income of approximately $7.8 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•	An increase in realized gains on distressed residential mortgage loans of $6.5 million due to increased sales activity during the first quarter of 2017 as compared to the corresponding period in 2016.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $0.6 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016, primarily due to the increase in multi-family CMBS investments owned by us as compared to the previous period and tightening credit spreads. As of March 31, 2017, the net carrying value of our multi-family CMBS, which measures unrealized gains and losses through earnings, increased to approximately $388.8 million from $293.3 million as of March 31, 2016.

•
An increase in net unrealized gain of $4.0 million, offset by a decrease in realized gain of $3.7 million for the three months ended March 31, 2017, primarily related to investment securities and related hedges in our Agency IO portfolio.

•	Realized gains of $1.2 million on our investment securities related to our sale of CMBS securities during the first quarter of 2017.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended March 31,
General, Administrative and Other Expenses	2017	2016	$ Change
Salaries, benefits and directors’ compensation	$2,835	$1,297	$1,538
Professional fees	799	562	237
Base management and incentive fees	3,078	3,526	(448)
Expenses on distressed residential mortgage loans	2,239	3,194	(955)
Other	1,253	781	472
Total	$10,204	$9,360	$844

For the three months ended March 31, 2017 as compared to the corresponding period in 2016, general, administrative and other expenses increased by $0.8 million. Salaries, benefits and directors’ compensation was driven higher during the 2017 period as compared to same period in 2016 primarily due to the increase in employee headcount resulting from the RiverBanc acquisition.

The decline in base management and incentive fees during the 2017 period as compared to the same period in 2016 was due in part to the termination of the RiverBanc management agreement on May 17, 2016, resulting in a decrease of $1.2 million in fees to RiverBanc. In addition, base management fees on our distressed loan strategy decreased by $1.3 million due to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016, offset by an increase in incentive fees earned amounting to $2.1 million due to increased sales activity during the first quarter of 2017.

The decrease in expenses related to distressed residential mortgage loans for the three months ended March 31, 2017 as compared to the same period in 2016 can be attributed to a decrease in loan count as well as decreases in appraisal costs incurred during the 2017 period compared to the same period in 2016.

Quarterly Comparative Portfolio Net Interest Margin

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

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment type) for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

Three Months Ended March 31, 2017

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$1,897	$717	$12,953	$7,764	$726	$396	$24,453
Interest Expense	(1,113)	(232)	(2,211)	(3,830)	(336)	(2,813)	(10,535)
Net Interest Income	$784	$485	$10,742	$3,934	$390	$(2,417)	$13,918

Average Interest Earning Assets (2) (3)	$441,013	$88,472	$457,943	$661,738	$97,480	$22,892	$1,769,538
Weighted Average Yield on Interest Earning Assets (4)	1.72%	3.24%	11.31%	4.69%	2.98%	6.92%	5.53%
Average Cost of Funds (5)	(1.16)%	(1.77)%	(4.55)%	(3.71)%	(1.49)%	—	(2.83)%
Portfolio Net Interest Margin (6)	0.56%	1.47%	6.76%	0.98%	1.49%	6.92%	2.70%

Three Months Ended March 31, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$2,454	$3,637	$8,647	$8,865	$744	$79	$24,426
Interest Expense	(1,155)	(515)	(1,545)	(2,604)	(303)	(662)	(6,784)
Net Interest Income	$1,299	$3,122	$7,102	$6,261	$441	$(583)	$17,642

Average Interest Earning Assets (2) (3)	$573,605	$137,546	$286,051	$563,001	$121,152	$5,420	1,686,775
Weighted Average Yield on Interest Earning Assets (4)	1.71%	10.58%	12.09%	6.30%	2.46%	5.83%	5.79%
Average Cost of Funds (5)	(0.95)%	(2.48)%	(7.29)%	(4.18)%	(1.05)%	—	(2.46)%
Portfolio Net Interest Margin (6)	0.76%	8.10%	4.80%	2.12%	1.41%	5.83%	3.33%

(1)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our interest income in multi-family investments to our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income, multi-family loans held in securitization trusts	$61,304	$63,532
Interest income, investment securities, available for sale (a)	2,510	922
Interest income, mezzanine loan and preferred equity investments (a)	3,071	1,393
Interest expense, multi-family collateralized debt obligation	53,932	57,200
Interest income, Multi-Family CMBS	12,953	8,647
Interest expense, investment securities, available for sale	1,513	—
Interest expense, securitized debt	698	1,545
Net interest income, Multi-Family	$10,742	$7,102

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

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

(5)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. In the three months ended March 31, 2017, our subordinated debentures and convertible notes generated interest expense of approximately $0.5 million and $2.0 million, respectively. In the three months ended March 31, 2016, our subordinated debentures generated interest expense of approximately $0.5 million. Our Average Cost of Funds includes interest expense on our interest rate swaps.

(6)
Portfolio Net Interest Margin is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the Weighted Average Cost of subordinated debentures and convertible notes.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Residential Securitizations	Total Weighted Average
March 31, 2017	8.3%	10.6%	15.9%	5.1%	12.6%
December 31, 2016	21.7%	12.3%	19.4%	11.1%	16.9%
September 30, 2016	20.7%	10.0%	18.2%	15.9%	16.1%
June 30, 2016	17.6%	10.2%	15.6%	17.8%	14.6%
March 31, 2016	13.5%	7.9%	14.7%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	13.7%	11.5%

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

Financial Condition

As of March 31, 2017, we had approximately $10.4 billion of total assets, as compared to approximately $9.0 billion of total assets as of December 31, 2016. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. As of March 31, 2017 and December 31, 2016, the Consolidated K-Series assets amounted to approximately $8.5 billion and $7.0 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

The increase in total assets is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet for a Freddie Mac-Sponsored multi-family loan securitization during the first quarter of 2017.

Balance Sheet Analysis

Investment Securities Available for Sale. At March 31, 2017, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At March 31, 2017, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of March 31, 2017 as compared to December 31, 2016 is primarily related to our purchases of non-Agency RMBS and CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$20,427	$21,312	$22,173	$23,203
2012	84,570	87,878	86,449	89,642
Total ARMs	104,997	109,190	108,622	112,845
Fixed
Prior to 2012	809	831	1,011	1,042
2012	302,212	310,102	317,974	327,132
2015	382	421	411	453
Total Fixed	303,403	311,354	319,396	328,627
IO
Prior to 2013	259,271	39,155	321,237	49,617
2013	62,157	10,265	87,142	14,635
2014	23,301	2,853	51,716	5,634
2015	11,119	1,325	55,338	9,578
2016	69,642	4,919	75,770	5,427
Total IOs	425,490	58,517	591,203	84,891

Total Agency RMBS	833,890	479,061	1,019,221	526,363

U.S. Treasury securities
2016	3,000	2,898	3,000	2,887
Total US Treasury Securities	3,000	2,898	3,000	2,887

Non-Agency RMBS
2006	1,558	1,159	1,659	1,229
2015	25,490	25,573	27,574	27,643
2016	122,861	123,536	133,647	134,412
2017	42,000	41,139	—	—
Total Non-Agency RMBS	191,909	191,407	162,880	163,284

CMBS
Prior to 2013 (1)	831,959	44,512	835,447	43,897
2013	520	510	5,912	5,733
2014	2,500	2,350	2,500	2,158
2015	31,466	28,257	16,880	14,364
2016	55,001	54,724	64,873	60,290
2017	34,027	30,318	—	—
Total CMBS	955,473	160,671	925,612	126,442

Total	$1,984,272	$834,037	$2,110,713	$818,976

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at March 31, 2017 and December 31, 2016.

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At March 31, 2017, residential mortgage loans held in securitization trusts totaled approximately $91.7 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.5 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 80.6% of which are ARM loans that are interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At March 31, 2017, the interest only period for the interest only ARM loans included in these securitizations has expired.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2017	279	$94,909	$91,711
December 31, 2016	287	$98,303	$95,144

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	March 31, 2017			December 31, 2016
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$427	$2,850	$48	$424	$2,850	$48
Current Coupon Rate	3.52%	5.25%	1.88%	3.35%	5.25%	1.63%
Gross Margin	2.36%	4.13%	1.13%	2.36%	4.13%	1.13%
Lifetime Cap	11.31%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	218	225	184	221	228	187
Average Months to Reset	6	16	1	5	11	1
Original FICO Score	725	818	603	724	818	593
Original LTV	70.11%	95.00%	13.94%	69.80%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the three months ended March 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2017	$98,303	$623	$(3,782)	$95,144
Principal repayments	(3,394)	—	—	(3,394)
Provision for loan loss	—	—	(15)	(15)
Transfer to real estate owned	—	—	—	—
Charge-Offs	—	—	—	—
Amortization of premium	—	(24)	—	(24)
Balance, March 31, 2017	$94,909	$599	$(3,797)	$91,711

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(6,427)	—	—	(6,427)
Provision for loan loss	—	—	(246)	(246)
Transfer to real estate owned	—	—	(23)	(23)
Charge-Offs	—	—	—	—
Amortization of premium	—	(39)	—	(39)
Balance, March 31, 2016	$116,118	$736	$(3,668)	$113,186

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2017	4,843	$492,653	$447,834
December 31, 2016	5,275	$559,945	$503,094

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $161.0 million and $195.3 million at March 31, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $80.5 million and $77.1 million at March 31, 2017 and December 31, 2016, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $251.8 million and $279.9 million at March 31, 2017 and December 31, 2016, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	March 31, 2017	December 31, 2016
50.00% or less	4.6%	4.1%
50.01% - 60.00%	4.5%	4.3%
60.01% - 70.00%	7.0%	6.8%
70.01% - 80.00%	10.9%	10.8%
80.01% - 90.00%	12.3%	12.7%
90.01% - 100.00%	13.8%	14.0%
100.01% and over	46.9%	47.3%
Total	100.0%	100.0%

FICO Scores at Purchase	March 31, 2017	December 31, 2016
550 or less	19.7%	18.5%
551 to 600	29.2%	28.7%
601 to 650	28.3%	28.0%
651 to 700	14.4%	15.6%
701 to 750	5.6%	6.6%
751 to 800	2.5%	2.3%
801 and over	0.3%	0.3%
Total	100.0%	100.0%

Current Coupon	March 31, 2017	December 31, 2016
3.00% or less	12.3%	13.5%
3.01% - 4.00%	11.0%	11.8%
4.01% - 5.00%	21.8%	22.0%
5.01% – 6.00%	11.7%	11.8%
6.01% and over	43.2%	40.9%
Total	100.0%	100.0%

Delinquency Status	March 31, 2017	December 31, 2016
Current	71.3%	69.7%
31 – 60 days	12.0%	11.6%
61 – 90 days	2.8%	4.2%
90+ days	13.9%	14.5%
Total	100.0%	100.0%

Origination Year	March 31, 2017	December 31, 2016
2005 or earlier	26.9%	27.0%
2006	18.1%	18.1%
2007	32.5%	33.6%
2008 or later	22.5%	21.3%
Total	100.0%	100.0%

Consolidated K-Series. As of March 31, 2017 and December 31, 2016, we owned 100% of the first loss securities of the Consolidated K-Series. As of March 31, 2017 and December 31, 2016, the Consolidated K-Series are comprised of multi-family mortgage loans held in six and five Freddie Mac-sponsored multi-family K-Series securitizations, respectively, of which we, or one of our SPEs, own the first loss securities and, in certain cases, IOs and mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the Consolidated K-Series was comprised of $8.4 billion and $6.9 billion, respectively, in multi-family loans held in securitization trusts and $8.1 billion and $6.6 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 3.96% and 3.97%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the three months ended March 31, 2017 were due to the consolidation of $1.5 billion in multi-family loans held in securitization trusts and $1.5 billion in multi-family CDOs following the purchase in March 2017 of $65.5 million in additional first loss tranche PO securities and certain IO and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016 included $61.3 million and $63.5 million in interest income, respectively, and $53.9 million and $57.2 million in interest expense, respectively. Also, we recognized a $1.4 million and $0.8 million unrealized gain in the condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss and mezzanine tranche securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO, IO and mezzanine securities issued by these K-Series securitizations with an aggregate net carrying value of $388.8 million and $314.9 million as of March 31, 2017 and December 31, 2016, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of March 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands, except as noted):

	March 31, 2017	December 31, 2016
Current balance of loans	$10,298,377	$8,824,481
Number of loans	588	543
Weighted average original LTV	69.3%	68.8%
Weighted average underwritten debt service coverage ratio	1.46x	1.49x
Current average loan size	$17,514	$16,251
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	67	79
Weighted average loan rate	4.35%	4.39%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	11.8%	13.8%
Texas	10.6%	12.4%
New York	6.9%	8.1%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multifamily or residential real estate and related assets. As of March 31, 2017 and December 31, 2016, we had approximately $73.0 million and $79.3 million of investments in unconsolidated entities, respectively.

On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing") and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements and decreased its investment in unconsolidated entities by approximately $9.0 million. See Note 9 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing.
Mezzanine Loan and Preferred Equity Investments. The Company had mezzanine loan and preferred equity investments in the amounts of $96.5 million and $100.2 million as of March 31, 2017 and December 31, 2016, respectively.
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in The Clusters, LLC ("The Clusters") and determined that it became the primary beneficiary of The Clusters. Accordingly, on this date, the Company consolidated The Clusters into its condensed consolidated financial statements, resulting in a decrease in preferred equity investments of approximately $3.5 million. See Note 9 to our condensed consolidated financial statements included in this report for more information on The Clusters.
As of March 31, 2017, all mezzanine loan and preferred equity investments were paying in accordance with their contractual terms. During the three months ended March 31, 2017, there were no impairments with respect to our mezzanine loans and preferred equity investments.
The following tables summarize our mezzanine loans and preferred equity investments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$18,606	$18,779	12.51%	8.6
Preferred equity investments	13	77,869	78,655	12.11%	7.1
Total	18	$96,475	$97,434	12.19%	7.4

	December 31, 2016
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$18,881	$19,058	12.53%	8.8
Preferred equity investments	14	81,269	82,096	12.10%	7.4
Total	19	$100,150	$101,154	12.18%	7.7

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements with third party financial institutions. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At March 31, 2017, the Company had repurchase agreements with an outstanding balance of $702.3 million and a weighted average interest rate of 1.98%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

As of March 31, 2017, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability. At December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholder's equity was to Deutsche Bank AG, London Branch at 5.1%.

As of March 31, 2017 and December 31, 2016, the outstanding balance under our repurchase agreements was funded at an advance rate of 85.5% and 84.6% that implies an average haircut of 14.5% and 15.4%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 25%, 24% and 25%, respectively, at March 31, 2017.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2017, 2016 and 2015 for outstanding financing arrangements, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, with a maximum aggregate committed principal amount of $200.0 million and a maximum uncommitted principal amount of $50.0 million to fund distressed residential mortgage loans, expiring on December 13, 2017. The outstanding balance on the master repurchase agreement, as of March 31, 2017 and December 31, 2016, amounts to approximately $173.3 million and $193.8 million, respectively, bearing interest at one-month LIBOR plus 2.50% (3.48% and 3.26% at March 31, 2017 and December 31, 2016, respectively). Distressed residential mortgage loans with a carrying value of approximately $251.8 million at March 31, 2017 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the future purchase of residential mortgage loans, particularly second mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of March 31, 2017 and December 31, 2016.

Residential Collateralized Debt Obligations. As of March 31, 2017 and December 31, 2016, we had Residential CDOs of $87.9 million and $91.7 million, respectively. As of March 31, 2017 and December 31, 2016, the weighted average interest rate of these Residential CDOs was 1.59% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $94.9 million and $98.3 million at March 31, 2017 and December 31, 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of March 31, 2017 and December 31, 2016, had a net investment in the residential securitization trusts of $4.5 million and $4.4 million, respectively.

Securitized Debt. As of March 31, 2017 and December 31, 2016 we had approximately $147.6 million and $158.9 million of securitized debt, respectively. As of March 31, 2017 and December 31, 2016, the weighted average interest rate for our securitized debt was 4.26% and 4.24%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 9 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of March 31, 2017 included convertible notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

Convertible Notes

On January 23, 2017, the Company completed the issuance and sale to Nomura Securities International, Inc., as the underwriter, of $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of Nomura's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts and commissions and estimated offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of March 31, 2017, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.94%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multifamily apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated Riverchase Landing and The Clusters into its condensed consolidated financial statements. Both of Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of March 31, 2017. See Note 9 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates KRVI into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $3.3 million that has an unused commitment of $3.4 million as of March 31, 2017. See Note 9 to our condensed consolidated financial statements included in this report for more information on KRVI.

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

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At March 31, 2017 and December 31, 2016, the Company had $215 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market asset value of $0.3 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

Company's stockholders’ equity at March 31, 2017 was $845.2 million and included $4.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at March 31, 2017 primarily consisted of $12.1 million in unrealized losses related to our Agency RMBS, offset by $1.0 million in unrealized gains related to non-Agency RMBS, $15.4 million in net unrealized gains related to our CMBS and $0.3 million in unrealized derivative gains related to cash flow hedges. Company's stockholders’ equity at December 31, 2016 was $848.1 million and included $1.6 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2016 consisted of $12.0 million in unrealized losses related to our Agency RMBS, offset by $1.0 million in unrealized gains related to non-Agency RMBS, $12.5 million in net unrealized gains related to our CMBS and $0.1 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2017 (amounts in thousands, except per share):

	Three Months Ended March 31, 2017
	Amount	Shares	Per Share (1)
Beginning Balance	$683,075	111,474	$6.13
Common stock issuance, net (2)	614	369
Balance after share issuance activity	683,689	111,843	6.11
Dividends declared	(22,369)		(0.20)
Net change accumulated other comprehensive income:
Hedges	164		—
Investment securities	2,756		0.03
Net income attributable to Company's common stockholders	15,957		0.14
Ending Balance	$680,197	111,843	$6.08

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of March 31, 2017 of 111,843,236.

(2)	Includes amortization of stock based compensation.

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

During the three months ended March 31, 2017, net cash and restricted cash increased by $4.0 million, as a result of $7.1 million of cash provided by operating activities and $42.1 million provided by investing activities, partially offset by $45.2 million used in financing activities. Our investing activities primarily included $73.5 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, $36.0 million in proceeds from sales of investment securities, $36.5 million in principal repayments received on multi-family loans held in securitization trusts, $32.8 million in principal paydowns received on investment securities available for sale, and $3.4 million in principal repayments received on residential mortgage loans held in securitization trusts, partially offset by $65.5 million in purchases of investments held in multi-family securitization trusts, $58.9 million in purchases of investment securities, $18.1 million in purchases of residential mortgage loans and distressed residential mortgage loans, and $1.3 million in funding of mezzanine loans, equity and preferred equity investments. Our financing activities primarily included $90.9 million in net payments made on financing arrangements, $36.5 million in payments made on multi-family CDOs, $30.0 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $3.8 million in payments made on Residential CDOs, and $11.7 million in payments made on securitized debt, partially offset by $127.0 million in proceeds from the issuance of convertible debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At March 31, 2017, we had cash and cash equivalents balances of $73.0 million, which declined from $83.6 million at December 31, 2016. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of March 31, 2017, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with nine different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2017, we had an aggregate amount at risk under our repurchase agreements with nine counterparties of approximately $141.7 million, with no more than approximately $34.9 million at risk with any single counterparty. At March 31, 2017, the Company had short-term repurchase agreement borrowings of $702.3 million as compared to $773.1 million as of December 31, 2016.

As of March 31, 2017, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $73.0 million in cash and cash equivalents, $26.9 million in overnight deposits in our Agency IO portfolio included in restricted cash and $273.6 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of March 31, 2017 included $48.8 million of Agency RMBS, $152.7 million of CMBS and $72.1 million of non-agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 53.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At March 31, 2017, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch in aggregate committed principal amounts of up to $200 million and $100 million, expiring on December 13, 2017 and May 25, 2017, respectively. The outstanding balances under the master repurchase agreement in an aggregate principal amount of up to $200.0 million amounted to approximately $173.3 million and $193.8 million at March 31, 2017 and December 31, 2016, respectively. The agreement with an aggregate principal amount of up to $200 million is collateralized by distressed residential mortgage loans with a carrying value of $251.8 million at March 31, 2017. We had no outstanding balances under the other master repurchase agreement at March 31, 2017 and December 31, 2016.

At March 31, 2017, we also had other longer-term debt, including Residential CDOs outstanding of $87.9 million, multi-family CDOs outstanding of $8.1 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $147.6 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of March 31, 2017 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q .

On January 23, 2017, the Company completed the issuance of $138.0 million aggregate principal amount of convertible notes in a public offering. The convertible notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2017, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the convertible notes prior to maturity and no sinking fund is provided for the convertible notes. Holders of the convertible notes are permitted to convert their convertible notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceeding January 15, 2022. The conversion rate for the convertible notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of convertible notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the convertible notes.

As of March 31, 2017, our overall leverage ratio, including both our short-term and longer-term financing, such as securitized debt, subordinated debt, mortgage notes and convertible notes (and excluding mortgage notes related to Riverchase Landing and The Clusters, the CDOs issued by the Consolidated K-Series and our Residential CDOs) divided by the Company's stockholders’ equity, was approximately 1.4 to 1. As of March 31, 2017, our leverage ratio on our short term financings or callable debt was approximately 1.0 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate and spread risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $112.6 million at March 31, 2017, and is included in payable for securities purchased on our condensed consolidated balance sheets.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 11 to our condensed consolidated financial statements included in this report. Also, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on equity offerings of common and preferred equity and debt securities as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement (the "ATM Program"), as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On March 20, 2015, the Company entered into an equity distribution agreement ( the “Equity Distribution Agreements”) with JMP Securities LLC (“JMP”), an “Agent” and collectively, with Ladenburg Thalmann & Co. Inc., the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. On August 25, 2016, the Company entered into an amendment to the equity distribution agreement with JMP (as amended, the "JMP Agreement") and a new equity distribution agreement (the “Ladenburg Equity Distribution Agreement” and, together with the JMP Agreement, the “Equity Distribution Agreements”) with Ladenburg Thalmann & Co. Inc., pursuant to which the Company may sell the securities remaining available for issuance under the Equity Distribution Agreements through the Agents.

During the three months ended March 31, 2017, the Company issued 87,737 shares under the Equity Distribution Agreements at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. As of March 31, 2017, approximately $39.3 million of securities remains available for issuance under the Equity Distribution Agreements.

Management Agreements

We have investment management agreements with Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016 - Comparative Expenses" for more information regarding the base management and incentive fees incurred during the three months ended March 31, 2017.

Dividends

On March 16, 2017, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on January 15, 2017 and ended on April 14, 2017. The dividend was paid on April 15, 2017 to our Series B Preferred stockholders of record as of April 1, 2017.

On March 16, 2017, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on January 15, 2017 and ended on April 14, 2017. The dividend was paid on April 15, 2017 to our Series C Preferred stockholders of record as of April 1, 2017.

On March 16, 2017, we declared a 2017 first quarter cash dividend of $0.20 per common share. The dividend was paid on April 25, 2017 to common stockholders of record as of March 27, 2017. The dividend was paid out of our working capital.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) and up to 25% (in the case of our Non Agency RMBS and Agency IOs).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, in the amount of $222.1 million at March 31, 2017, with a net exposure of $99.6 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of March 31, 2017 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$791
+100	$2,088
-100	$(5,157)

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

With respect to the $447.8 million of distressed residential mortgage loans the Company owned at March 31, 2017, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of March 31, 2017, we own $388.9 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 38.9% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of March 31, 2017, we own approximately $181.9 million of mezzanine loan, preferred equity and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments.

We are exposed on the credit risk in our investments in non-Agency RMBS backed by re-performing or nonperforming loans totaling $190.2 million as of March 31, 2017. Our non-Agency RMBS backed by re-performing or nonperforming loans were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The non-Agency RMBS backed by re-performing or nonperforming loans are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our non-Agency RMBS backed by re-performing or nonperforming loans and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss PO CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2017 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2017, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(80,030)	3.29
+100	$(41,171)	2.97
Base		2.62
-100	$33,645	2.45

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company repurchased 45,685 shares of common stock at an average price of $6.56 per share in connection with the satisfaction of employee tax withholding obligations upon the vesting of restricted stock awards.

The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2017.

Period		Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum # of Shares that May Yet be Purchased under Plans or Programs
January 1-31, 2017:
Employee Transaction	(1)	—	—	N/A	N/A
February 1-28, 2017:
Employee Transaction	(1)	45,685	$6.56	N/A	N/A
March 1-31, 2017:
Employee Transaction	(1)	—	—	N/A	N/A
Total Employee Transactions		45,685	$6.56	N/A	N/A

(1)	The Company's 2010 Plan provides that the value of the shares forfeited be based on the price of its common stock on the date the relevant shares vest.

Item 6. Exhibits

The information set forth under "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 9, 2017	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Kristine R. Nario
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

4.7
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.8
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

10.2	Letter Agreement, by and between the Company and Steven R. Mumma, dated February 8, 2017.

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Label Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.