Form 10-Q
period 2017-06-30
NEW YORK MORTGAGE TRUST INC
filed 2017-08-07
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 7, 2017 was 111,891,130.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including $45,400 and $43,897 held in securitization trusts as of June 30, 2017 and December 31, 2016, respectively and pledged securities of $550,856 and $690,592, as of June 30, 2017 and December 31, 2016, respectively)	$740,903	$818,976
Residential mortgage loans held in securitization trusts, net	85,911	95,144
Distressed residential mortgage loans, net (including $152,621 and $195,347 held in securitization trusts as of June 30, 2017 and December 31, 2016, respectively)	429,792	503,094
Multi-family loans held in securitization trusts, at fair value	8,468,104	6,939,844
Derivative assets	172,642	150,296
Receivable for securities sold	5,976	—
Cash and cash equivalents	75,391	83,554
Investment in unconsolidated entities	72,817	79,259
Mezzanine loan and preferred equity investments	100,207	100,150
Operating real estate held in consolidated variable interest entities, net	28,907	—
Real estate held for sale in consolidated variable interest entities	34,806	—
Goodwill	25,222	25,222
Receivables and other assets	165,896	156,092
Total Assets (1)	$10,406,574	$8,951,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$656,350	$773,142
Financing arrangements, residential mortgage loans	174,861	192,419
Residential collateralized debt obligations	82,313	91,663
Multi-family collateralized debt obligations, at fair value	8,069,938	6,624,896
Securitized debt	109,972	158,867
Mortgages and notes payable in consolidated variable interest entities	55,849	1,588
Derivative liabilities	310	498
Payable for securities purchased	172,557	148,015
Accrued expenses and other liabilities	68,182	64,381
Subordinated debentures	45,000	45,000
Convertible notes	127,799	—
Total liabilities (1)	9,563,131	8,100,469
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	72,397	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 111,891,130 and 111,474,521 shares issued and outstanding as of June 30, and December 31, 2016, respectively	1,119	1,115
Additional paid-in capital	749,862	748,599
Accumulated other comprehensive income	8,358	1,639
Accumulated deficit	(80,217)	(62,537)
Company's stockholders' equity	838,381	848,075
Non-controlling interest in consolidated variable interest entities	5,062	3,087
Total equity	843,443	851,162
Total Liabilities and Stockholders' Equity	$10,406,574	$8,951,631

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2017 and December 31, 2016, assets of consolidated VIEs totaled $8,880,785 and $7,330,872, respectively, and the liabilities of consolidated VIEs totaled $8,349,762 and $6,902,536, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Investment securities and other	$10,199	$8,591	$20,000	$17,025
Multi-family loans held in securitization trusts	75,752	61,769	137,056	125,301
Residential mortgage loans held in securitization trusts	1,365	921	2,607	1,757
Distressed residential mortgage loans	6,665	8,485	12,703	17,309
Total interest income	93,981	79,766	172,366	161,392

INTEREST EXPENSE:
Investment securities and other	5,805	3,962	11,374	7,811
Convertible notes	2,615	—	4,590	—
Multi-family collateralized debt obligations	66,873	55,224	120,805	112,424
Residential collateralized debt obligations	239	312	575	615
Securitized debt	2,171	3,096	4,286	5,227
Subordinated debentures	570	508	1,110	1,009
Total interest expense	78,273	63,102	142,740	127,086

NET INTEREST INCOME	15,708	16,664	29,626	34,306

OTHER INCOME (LOSS):
(Provision for) recovery of loan losses	(300)	42	(112)	688
Realized gain (loss) on investment securities and related hedges, net	1,114	1,761	(109)	3,027
Realized gain on distressed residential mortgage loans, net	2,364	26	14,335	5,574
Unrealized (loss) gain on investment securities and related hedges, net	(1,051)	(667)	495	(3,159)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	1,447	784	2,831	1,602
Income from operating real estate and real estate held for sale in consolidated variable interest entities	2,316	—	2,316	—
Other income	2,282	8,125	5,121	11,198
Total other income	8,172	10,071	24,877	18,930

Base management and incentive fees	(109)	2,979	2,969	6,504
Expenses related to distressed residential mortgage loans	2,218	2,740	4,457	5,934
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	4,415	—	4,415	—
Other general and administrative expenses	5,065	4,217	9,952	6,857
Total general, administrative and operating expenses	11,589	9,936	21,793	19,295

INCOME FROM OPERATIONS BEFORE INCOME TAXES	12,291	16,799	32,710	33,941
Income tax expense	442	2,366	1,680	2,557

NET INCOME	11,849	14,433	31,030	31,384
Net loss attributable to non-controlling interest in consolidated variable interest entities	2,487	2	2,487	2
NET INCOME ATTRIBUTABLE TO COMPANY	14,336	14,435	33,517	31,386
Preferred stock dividends	(3,225)	(3,225)	(6,450)	(6,450)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$11,111	$11,210	$27,067	$24,936

Basic earnings per common share	$0.10	$0.10	$0.24	$0.23
Diluted earnings per common share	$0.10	$0.10	$0.24	$0.23
Weighted average shares outstanding-basic	111,863	109,489	111,792	109,445
Weighted average shares outstanding-diluted	111,863	109,489	111,792	109,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$11,111	$11,210	$27,067	$24,936
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities	4,108	3,713	7,386	11,575
Reclassification adjustment for net gain included in net income	(238)	—	(759)	—
(Decrease) increase in in fair value of derivative instruments utilized for cash flow hedges	(72)	(225)	92	(1,127)
OTHER COMPREHENSIVE INCOME	3,798	3,488	6,719	10,448
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$14,909	$14,698	$33,786	$35,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated Variable Interest Entities	Total
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162
Net income (loss)	—	—	—	33,517	—	33,517	(2,487)	31,030
Common Stock issuance, net	4	—	1,263	—	—	1,267	—	1,267
Dividends declared on common stock	—	—	—	(44,747)	—	(44,747)	—	(44,747)
Dividends declared on preferred stock	—	—	—	(6,450)	—	(6,450)		(6,450)
Reclassification adjustment for net gain included in net income	—	—	—	—	(759)	(759)	—	(759)
Increase in fair value on available for sale securities	—	—	—	—	7,386	7,386	—	7,386
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	92	92	—	92
Increase in non-controlling interest related to initial consolidation of variable interest entities						—	4,462	4,462
Balance, June 30, 2017	$1,119	$159,259	$749,862	$(80,217)	$8,358	$838,381	$5,062	$843,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$31,030	$31,384
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	1,323	3,745
Realized loss (gain) on investment securities and related hedges, net	109	(3,027)
Realized gain on distressed residential mortgage loans	(14,335)	(5,574)
Unrealized (gain) loss on investment securities and related hedges, net	(495)	3,159
Gain on remeasurement of existing membership interest in businesses acquired	—	(5,045)
Gain on bargain purchase on businesses acquired	—	(65)
Unrealized gain on loans and debt held in multi-family securitization trusts	(2,831)	(1,602)
Net decrease in loans held for sale	17	432
Provision for (recovery of) loan losses	112	(688)
Income from unconsolidated entity, mezzanine loan and preferred equity investments	(11,112)	(8,794)
Distributions of income from unconsolidated entity, mezzanine loan and preferred equity investments	6,554	9,602
Amortization of stock based compensation, net	694	514
Changes in operating assets and liabilities:
Receivables and other assets	(6,910)	(1,060)
Accrued expenses and other liabilities	6,652	1,035
Net cash provided by operating activities	10,808	24,016

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	(28,434)
Cash received from initial consolidation of variable interest entities	112	—
Proceeds from sales of investment securities	46,740	177,874
Purchases of investment securities	(111,023)	(274,623)
Redemption of FHLBI stock	—	5,423
Purchases of other assets	(23)	(81)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(105)	—
Funding of mezzanine loans, equity and preferred equity investments	(11,122)	(8,430)
Principal repayments received on mezzanine loans	6,500	—
Return of capital from unconsolidated entity and preferred equity investments	3,083	—
Net proceeds on other derivative instruments settled during the period	2,850	2,996
Principal repayments received on residential mortgage loans held in securitization trusts	8,857	13,245
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	99,402	57,562
Principal repayments received on multi-family loans held in securitization trusts	66,148	58,994
Principal paydowns on investment securities - available for sale	132,826	58,602
Proceeds from sale of real estate owned	4,045	1,000
Purchases of residential mortgage loans and distressed residential mortgage loans	(33,533)	(46,595)
Purchases of investments held in multi-family securitization trusts	(65,453)	—
Net cash provided by investing activities	149,304	17,533

Cash Flows from Financing Activities:
(Payments made on) net proceeds from financing arrangements, including FHLBI advances and payments	(134,350)	3,280
Proceeds from issuance of convertible notes, net	126,995	—
Proceeds from issuance of securitized debt	—	167,724
Common stock issuance, net	574	98
Dividends paid on common stock	(49,123)	(52,515)
Dividends paid on preferred stock	(6,450)	(6,450)
Payments made on mortgages and notes payable in consolidated variable interest entities	(116)	—
Proceeds from mortgages and notes payable in consolidated variable interest entities	2,795	—
Payments made on residential collateralized debt obligations	(9,387)	(14,171)
Payments made on multi-family collateralized debt obligations	(66,144)	(58,987)
Payments made on securitized debt	(50,075)	(41,336)
Redemption of preferred debt	—	(16,255)
Net cash used in financing activities	(185,281)	(18,612)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(25,169)	22,937
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	139,530	82,742
Cash, Cash Equivalents and Restricted Cash - End of Period	$114,361	$105,679

Supplemental Disclosure:
Cash paid for interest	$153,121	$150,569
Cash paid for income taxes	$1,681	$1,555

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$5,976	$—
Purchase of investment securities not yet settled	$172,557	$286,452
Consolidation of multi-family loans held in securitization trusts	$1,537,526	$—
Consolidation of multi-family collateralized debt obligations	$1,472,073	$—
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$22,378	$26,296
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$3,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including second mortgage loans sourced from distressed markets, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate, non-Agency RMBS, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and residential housing-related assets and financial assets.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2017, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, the accompanying condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2017 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE when it is the primary beneficiary of such VIE, herein referred to as a "Consolidated VIE". As primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

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

On May 16, 2016, the Company acquired the outstanding membership interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company, LLC ("RBDHC") that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100% (see Note 22). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805.

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810"). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805 (see Note 9).

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”). Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our condensed consolidated financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying condensed consolidated statement of operations. The Company adopted Accounting Standards Update ("ASU") 2014-13 Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, effective January 1, 2016. As a result, the Company measures both the financial assets and financial liabilities of a qualifying collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the condensed consolidated statements of operations (see Note 7).

Operating Real Estate Held in Consolidated Variable Interest Entities, Net – The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases. The average term for in-place residential leases at acquisition for our income-producing real estate ranged from six to seven months. Acquired in-place lease intangible assets as of June 30, 2017 of $1.4 million are included in receivables and other assets on the condensed consolidated balance sheets. Acquired in-place lease intangible asset balances are provisional as of June 30, 2017 (see Note 9) and the related estimated amortization for the year ending December 31, 2017 is $3.6 million.

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

Real Estate Held for Sale in Consolidated Variable Interest Entities - The Company classifies its long-lived assets as held for sale in accordance with ASC 360, Property, Plant, and Equipment. When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Real estate held for sale in consolidated variable interest entities is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the condensed consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any.

The Company assesses the net fair value of real estate held for sale each reporting period the assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded in the condensed consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell real estate assets previously classified as held for sale, the real estate assets are reclassified to another real estate classification. Real estate assets that are reclassified are measured at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell.

Real Estate - Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized, at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of June 30, 2017 and December 31, 2016 of $20.0 million and $17.5 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

Real Estate - Impairment – The Company periodically evaluates its long-lived assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company's ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment is warranted. If impairment indicators exist for long-lived assets to be held and used, and the expected future undiscounted cash flows are less than the carrying amount of the asset, then the Company will record an impairment loss for the difference between the fair value of the asset and its carrying amount. If the asset is to be disposed of, then an impairment loss is recognized for the difference between the estimated fair value of the asset, net of selling costs, and its carrying amount.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate that goodwill may be impaired. Goodwill of $25.2 million as of June 30, 2017 and December 31, 2016 relates to the Company's multi-family investment reporting unit.

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

Receivables and Other Assets – Receivables and other assets as of June 30, 2017 and December 31, 2016 include restricted cash held by third parties of $39.0 million and $56.0 million, respectively. Included in restricted cash is $18.8 million and $35.6 million held in our Agency IO portfolio to be used for trading purposes and $9.0 million and $6.1 million held by counterparties as collateral for hedging instruments as of June 30, 2017 and December 31, 2016, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $28.3 million and $24.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through a repurchase agreement expiring within 12 to 15 months. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.7 million as of June 30, 2017 and $1.3 million as of December 31, 2016. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.0 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the convertible notes which include underwriting, legal, accounting and other fees are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $10.2 million as of June 30, 2017.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three and six months ended June 30, 2017. The Company made $0.1 million in contributions to the Plan for the three and six months ended and June 30, 2016.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related and residential housing-related assets and financial assets, and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted for public business entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption as of the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently assessing the impact of this guidance as the ASU will have an effect on the Company's estimation of credit losses on distressed residential mortgage loans, residential mortgage loans held in securitization trusts, residential mortgage loans, and mezzanine loans and preferred equity investments that are accounted for as loans.

Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU
2016-18"). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted the ASU effective January 1, 2017 and included restricted cash of $39.0 million and $55.7 million as of June 30, 2017 and 2016, respectively, with cash and cash equivalents as shown on the condensed consolidated statements of cash flows.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1)
Agency ARMs
Freddie Mac	$35,951	$23	$(471)	$35,503	$39,138	$24	$(528)	$38,634
Fannie Mae	61,704	48	(730)	61,022	69,031	71	(698)	68,404
Ginnie Mae	5,348	—	(216)	5,132	6,011	—	(204)	5,807
Total Agency ARMs	103,003	71	(1,417)	101,657	114,180	95	(1,430)	112,845
Agency Fixed Rate
Freddie Mac	23,255	—	(660)	22,595	26,338	—	(644)	25,694
Fannie Mae	283,328	—	(10,248)	273,080	312,515	—	(10,035)	302,480
Ginnie Mae	401	—	(5)	396	457	—	(4)	453
Total Agency Fixed Rate	306,984	—	(10,913)	296,071	339,310	—	(10,683)	328,627
Agency IOs (1)
Freddie Mac	13,551	42	(3,079)	10,514	19,768	559	(3,363)	16,964
Fannie Mae	16,555	175	(3,634)	13,096	27,597	478	(4,777)	23,298
Ginnie Mae	29,194	512	(4,413)	25,293	49,788	1,223	(6,382)	44,629
Total Agency IOs	59,300	729	(11,126)	48,903	97,153	2,260	(14,522)	84,891

Total Agency RMBS	469,287	800	(23,456)	446,631	550,643	2,355	(26,635)	526,363
Non-Agency RMBS	129,067	1,161	(310)	129,918	162,220	1,218	(154)	163,284
U.S. Treasury securities (1)	2,920	5	—	2,925	2,920	—	(33)	2,887
CMBS (2)	141,981	19,448	—	161,429	113,955	12,876	(389)	126,442
Total investment securities available for sale	$743,255	$21,414	$(23,766)	$740,903	$829,738	$16,449	$(27,211)	$818,976

(1)	Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

(2)	Included in CMBS is $45.4 million and $43.9 million of investment securities available for sale held in securitization trusts as of June 30, 2017 and December 31, 2016, respectively.

Realized Gain or Loss Activity

During the three and six months ended June 30, 2017, the Company received proceeds of approximately $15.4 million and $52.7 million on sales of investment securities available for sale realizing a loss of approximately $0.6 million and $2.3 million, respectively. During the three and six months ended June 30, 2016, the Company received proceeds of approximately $117.1 million and $177.9 million on sales of investment securities available for sale realizing a loss of approximately $0.5 million and $0.9 million, respectively.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2017 and December 31, 2016, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.1 years and 4.3 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Weighted Average Life	June 30, 2017	December 31, 2016
0 to 5 years	$493,583	$606,079
Over 5 to 10 years	219,976	177,765
10+ years	27,344	35,132
Total	$740,903	$818,976

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at June 30, 2017 and December 31, 2016 at carrying value (dollar amounts in thousands):

	June 30, 2017				December 31, 2016
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$40,391	$31,286	$374,954	$446,631	$53,043	$27,272	$446,048	$526,363
Non-Agency RMBS	129,918	—	—	129,918	50,080	—	113,204	163,284
U.S. Treasury securities	—	—	2,925	2,925	—	—	2,887	2,887
CMBS	116,029	—	45,400	161,429	82,545	—	43,897	126,442
Total investment securities available for sale	$286,338	$31,286	$423,279	$740,903	$185,668	$27,272	$606,036	$818,976

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

June 30, 2017	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$91,988	$(1,283)	$297,954	$(11,041)	$389,942	$(12,324)
Non-Agency RMBS	—	—	512	(310)	512	(310)
CMBS	—	—	—	—	—	—
Total investment securities available for sale	$91,988	$(1,283)	$298,466	$(11,351)	$390,454	$(12,634)

At June 30, 2017, the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency RMBS were $12.3 million at June 30, 2017. Agency RMBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2017 any unrealized losses on its Agency RMBS were temporary.

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

Other than Temporary Impairment

For the three and six months ended June 30, 2017 and 2016, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	June 30, 2017	December 31, 2016
Unpaid principal balance	$89,329	$98,303
Deferred origination costs – net	565	623
Reserve for loan losses	(3,983)	(3,782)
Total	$85,911	$95,144

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$3,782	$3,399
Provisions for loan losses	207	409
Transfer to real estate owned	(6)	—
Charge-offs	—	(76)
Balance at the end of period	$3,983	$3,732

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of June 30, 2017 was $4.0 million, representing 446 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 385 basis points as of December 31, 2016. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$150	$411
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	111	—
Disposal	(150)	(339)
Balance at the end of period	$111	$72

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in recovery of loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.5 million and $4.4 million as of June 30, 2017 and December 31, 2016, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of June 30, 2017, we had 29 delinquent loans with an aggregate principal amount outstanding of approximately $17.7 million categorized as Residential Mortgage Loans Held in Securitization trusts (net), of which $10.7 million, or 61%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of June 30, 2017 (dollar amounts in thousands):

June 30, 2017

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	2	$430	0.48%
61 - 90	1	$154	0.17%
90 +	26	$17,118	19.14%
Real estate owned through foreclosure	1	$118	0.13%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
New York	32.9%	33.8%
Massachusetts	19.8%	19.9%
New Jersey	10.9%	10.8%
Florida	9.6%	8.9%
Connecticut	8.0%	7.4%
Maryland	5.1%	5.1%

5.	Distressed Residential Mortgage Loans

As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $429.8 million and $503.1 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	June 30, 2017	June 30, 2016
Contractually required principal and interest	$76,529	$88,907
Non-accretable yield	(6,467)	(7,470)
Expected cash flows to be collected	70,062	81,437
Accretable yield	(58,767)	(43,613)
Fair value at the date of acquisition	$11,295	$37,824

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	June 30, 2017	June 30, 2016
Balance at beginning of period	$530,511	$579,009
Additions	88,391	51,288
Disposals	(206,166)	(71,137)
Accretion	(12,711)	(17,301)
Balance at end of period (1)	$400,025	$541,859

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the six month periods ended June 30, 2017 and 2016 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of June 30, 2017 and December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016
Florida	11.1%	12.2%
North Carolina	8.0%	7.7%
California	7.1%	8.8%
Georgia	6.6%	6.0%
New York	5.7%	5.4%
Maryland	5.4%	5.2%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $152.6 million and $195.3 million at June 30, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $241.7 million and $279.9 million at June 30, 2017 and December 31, 2016, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 13).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO, certain IOs and mezzanine securities issued by certain K-Series securitizations with an aggregate net carrying value of $398.2 million and $314.9 million at June 30, 2017 and December 31, 2016, respectively (see Note 9). The Consolidated K-Series is comprised of six and five K-Series securitizations as of June 30, 2017 and December 31, 2016, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at June 30, 2017 and December 31, 2016, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	June 30, 2017	December 31, 2016
Assets
Multi-family loans held in securitization trusts	$8,468,104	$6,939,844
Receivables	28,268	24,098
Total Assets	$8,496,372	$6,963,942
Liabilities and Equity
Multi-family CDOs	$8,069,938	$6,624,896
Accrued expenses	27,947	24,003
Total Liabilities	8,097,885	6,648,899
Equity	398,487	315,043
Total Liabilities and Equity	$8,496,372	$6,963,942

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $8.1 billion and $6.7 billion at June 30, 2017 and December 31, 2016, respectively. The multi-family CDOs had an unpaid principal balance of approximately $8.1 billion and $6.7 billion at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the current weighted average interest rate on these multi-family CDOs was 4.07% and 3.97%, respectively.

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

The condensed consolidated statements of operations of the Consolidated K-Series for the three and six months ended June 30, 2017 and 2016, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2017	2016	2017	2016
Interest income	$75,752	$61,769	$137,056	$125,301
Interest expense	66,873	55,224	120,805	112,424
Net interest income	8,879	6,545	16,251	12,877
Unrealized gain on multi-family loans and debt held in securitization trusts, net	1,447	784	2,831	1,602
Net income	$10,326	$7,329	$19,082	$14,479

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of June 30, 2017 and December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016
California	11.8%	13.8%
Texas	10.6%	12.4%
New York	6.9%	8.1%
Maryland	4.5%	5.3%

7.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Autumnwood Investments LLC	—	$2,030	—	$2,092
200 RHC Hoover, LLC(1)	—	—	63%	8,886
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	8,125	45%	7,949
Total - Equity Method		$10,155		$18,927

(1)
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing") and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements (see Note 9).

The Company's investments in unconsolidated entities accounted for at fair value option consist of the following as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$10,812	11%	$9,732
Evergreens JV Holdings, LLC	85%	4,010	85%	3,810
Bent Tree JV Holdings, LLC	78%	10,250	78%	9,890
Summerchase LR Partners LLC	80%	4,460	80%	4,410
Lake Mary Realty Partners, LLC	80%	7,730	80%	7,690
The Preserve at Port Royal Venture, LLC	77%	12,660	77%	12,280
WR Savannah Holdings, LLC	90%	12,740	90%	12,520
Total - Fair Value Option		$62,662		$60,332

The following table presents income from investments in unconsolidated entities for the three and six months ended June 30, 2017 and June 30, 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2017	2016	2017	2016
Autumnwood Investments LLC	$73	$71	$73	$142
200 RHC Hoover, LLC	—	413	275	816
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	247	—	488	—
RiverBanc LLC (1)	—	34	—	125
Kiawah River View Investors LLC ("KRVI") (1)	—	1,033	—	1,250
RB Development Holding Company, LLC (1)	—	—	—	107
RB Multifamily Investors LLC (1)	—	506	—	2,262
Morrocroft Neighborhood Stabilization Fund II, LP	332	129	980	458
Evergreens JV Holdings, LLC	139	10	303	10
Bent Tree JV Holdings, LLC	297	100	585	100
Summerchase LR Partners LLC	180	10	362	10
Lake Mary Realty Partners, LLC	222	20	433	20
The Preserve at Port Royal Venture, LLC	441	100	826	100
WR Savannah Holdings, LLC	295	60	625	60

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

8.	Mezzanine Loan and Preferred Equity Investments

Mezzanine loan and preferred equity investments consist of the following as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017	December 31, 2016
Investment amount	$101,321	$101,154
Deferred loan fees, net	(1,114)	(1,004)
Total	$100,207	$100,150

There were no delinquent mezzanine loan or preferred equity investments as of June 30, 2017 and December 31, 2016.

The geographic concentrations of credit risk exceeding 5% of the total mezzanine loan and preferred equity investment amounts as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Texas	39.2%	43.3%
Virginia	15.0%	14.9%
South Carolina	9.6%	9.4%
Kentucky	7.2%	7.2%
Massachusetts	6.9%	6.9%
Delaware	5.4%	—%
Florida	5.2%	5.1%
Georgia	4.6%	6.3%

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization or financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Financing VIEs as of June 30, 2017.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of June 30, 2017 and December 31, 2016, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, five and four of these investments are not deposited as collateral to any Financing VIE as of June 30, 2017 and December 31, 2016.

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

On May 16, 2016, the Company acquired the remaining outstanding membership interests in RBDHC, resulting in the Company's 100% ownership of RBDHC. RBDHC owns 50% of KRVI, a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

On March 31, 2017, (the "Changeover Date"), the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and each in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities of, and became primary beneficiary of, Riverchase Landing and The Clusters on the Changeover Date. Prior to the Changeover Date, the Company accounted for Riverchase Landing as an investment in an unconsolidated entity and for The Clusters as a preferred equity investment. The Company does not have any claims to the assets or obligations for the liabilities of Riverchase Landing and The Clusters.

On the Changeover Date, the Company consolidated Riverchase Landing and The Clusters into its condensed consolidated financial statements. These transactions were accounted for by applying the acquisition method for business combinations.

The estimated Changeover Date fair value of the consideration transferred totaled $12.5 million, which consisted of the estimated fair value of the Company's preferred equity investments in both Riverchase Landing and The Clusters. The Company determined the estimated fair value of its preferred equity investments in Riverchase Landing and The Clusters using assumptions for the timing and amount of expected future cash flows from the underlying multi-family apartment communities and a discount rate.
The following table summarizes the estimated fair values of the assets and liabilities of Riverchase Landing and The Clusters at the Changeover Date (dollar amounts in thousands). The estimated fair values shown below are provisional measurements that are based upon preliminary financial information provided by Riverchase Landing and The Clusters and are subject to change.

Cash	$112
Operating real estate	62,322
Lease intangibles (1)	5,340
Receivables and other assets	2,260
Total assets	70,034

Mortgages payable	51,570
Accrued expenses and other liabilities	1,519
Total liabilities	53,089

Non-controlling interest (2)	4,462
Net assets consolidated	$12,483

(1)	Included in receivables and other assets on the condensed consolidated balance sheets.

(2)
Represents third party ownership of membership interests in Riverchase Landing and The Clusters. The fair value of the non-controlling interests in Riverchase Landing and The Clusters, both private companies, was estimated using assumptions for the timing and amount of expected future cash flows from the underlying multi-family apartment communities and a discount rate.

The Consolidated K-Series, the Financing VIEs, KRVI, Riverchase Landing and The Clusters are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of June 30, 2017 and December 31, 2016, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of June 30, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$562	$562
Investment securities available for sale, at fair value held in securitization trusts	45,400	—	—	—	—	45,400
Residential mortgage loans held in securitization trusts (net)	—	—	85,911	—	—	85,911
Distressed residential mortgage loans held in securitization trust (net)	—	152,621	—	—	—	152,621
Multi-family loans held in securitization trusts, at fair value	1,186,825	—	—	7,281,279	—	8,468,104
Operating real estate held in consolidated variable interest entities, net	—	—	—	—	28,907	28,907
Real estate held for sale in consolidated variable interest entities	—	—	—	—	34,806	34,806
Receivables and other assets	4,238	11,320	882	24,103	23,931	64,474
Total assets	$1,236,463	$163,941	$86,793	$7,305,382	$88,206	$8,880,785

Residential collateralized debt obligations	$—	$—	$82,313	$—	$—	$82,313
Multi-family collateralized debt obligations, at fair value	1,125,911	—	—	6,944,027	—	8,069,938
Securitized debt	28,735	81,237	—	—	—	109,972
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	55,849	55,849
Accrued expenses and other liabilities	4,220	1,811	24	23,877	1,758	31,690
Total liabilities	$1,158,866	$83,048	$82,337	$6,967,904	$57,607	$8,349,762

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of June 30, 2017 were related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company held 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Five of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of June 30, 2017.

Assets and Liabilities of Consolidated VIEs as of December 31, 2016 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$186	$186
Investment securities available for sale, at fair value held in securitization trusts	43,897	—	—	—	—	43,897
Residential mortgage loans held in securitization trusts (net)	—	—	95,144	—	—	95,144
Distressed residential mortgage loans held in securitization trust (net)	—	195,347	—	—	—	195,347
Multi-family loans held in securitization trusts, at fair value	1,196,835	—	—	5,743,009	—	6,939,844
Receivables and other assets	4,420	13,610	912	19,753	17,759	56,454
Total assets	$1,245,152	$208,957	$96,056	$5,762,762	$17,945	$7,330,872

Residential collateralized debt obligations	$—	$—	$91,663	$—	$—	$91,663
Multi-family collateralized debt obligations, at fair value	1,137,002	—	—	5,487,894	—	6,624,896
Securitized debt	28,332	130,535	—	—	—	158,867
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	1,588	1,588
Accrued expenses and other liabilities	4,400	1,336	20	19,753	13	25,522
Total liabilities	$1,169,734	$131,871	$91,683	$5,507,647	$1,601	$6,902,536

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at June 30, 2017	$33,450	$82,347
Principal Amount at December 31, 2016	$33,553	$132,319
Carrying Value at June 30, 2017 (2)	$28,735	$81,237
Carrying Value at December 31, 2016 (2)	$28,332	$130,535
Pass-through rate of Notes issued	5.35%	4.00%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	June 30, 2017	December 31, 2016
Within 24 months	$82,347	$—
Over 24 months to 36 months	—	132,319
Over 36 months	33,450	33,553
Total outstanding principal	115,797	165,872
Discount	(4,868)	(5,589)
Debt Issuance Cost	(957)	(1,416)
Carrying value	$109,972	$158,867

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of June 30, 2017 and December 31, 2016, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for Riverchase Landing and The Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017
	Investment securities, available for sale, at fair value	Receivables and other assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$45,400	$74	$—	$—	$45,474
Mezzanine loan on multi-family properties	—	—	12,300	—	12,300
Preferred equity investment on multi-family properties	—	—	87,907	10,155	98,062
Equity investment in entities that invest in multi-family properties	—	—	—	23,552	23,552
Total assets	$45,400	$74	$100,207	$33,707	$179,388

	December 31, 2016
	Investment securities, available for sale, at fair value	Receivables and other assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$43,897	$74	$—	$—	$43,971
Mezzanine loan on multi-family properties	—	—	18,881	—	18,881
Preferred equity investment on multi-family properties	—	—	81,269	18,928	100,197
Equity investment in entities that invest in multi-family properties	—	—	—	22,252	22,252
Total assets	$43,897	$74	$100,150	$41,180	$185,301

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $179.4 million and $185.3 million at June 30, 2017 and December 31, 2016, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Operating Real Estate Held in Consolidated VIEs, Net and Real Estate Held for Sale in Consolidated VIEs

Operating Real Estate Held in Consolidated VIEs, Net

On March 31, 2017, the Company determined that it became the primary beneficiary of The Clusters, a variable interest entity that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated The Clusters into its condensed consolidated financial statements (see Note 9).

The following is a provisional summary of the real estate investments in The Clusters as of June 30, 2017 (dollar amounts in thousands):

Land	$2,650
Building and improvements	25,712
Furniture, fixtures and equipment	795
Real estate	29,157
Accumulated depreciation (1)	(250)
Operating real estate held in consolidated variable interest entities, net	$28,907

(1)	Depreciation expense for the three and six months ended June 30, 2017 totaled $0.3 million.

The real estate investment amounts are provisional as of June 30, 2017 (see Note 9) and the related estimated depreciation expense is as follows (dollar amounts in thousands):

Fiscal Year
2017	$753
2018	$1,004
2019	$1,004
2020	$1,004
2021	$1,004
2022	$992

Real Estate Held for Sale in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing, a variable interest entity that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements (see Note 9). During the second quarter of 2017, Riverchase Landing decided to sell its multi-family apartment community and began to actively market the property for sale. The Company anticipates completing a sale to a third party buyer prior to December 31, 2017. Accordingly, the Company has classified the real estate assets in Riverchase Landing as held for sale as of June 30, 2017 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset as of June 5, 2017.

The following is a provisional summary of the real estate held for sale in Riverchase Landing as of June 30, 2017 (dollar amounts in thousands):

Land	$4,350
Building and improvements	27,691
Furniture, fixtures and equipment	1,229
Lease intangible	2,538
Real estate held for sale before accumulated depreciation and amortization	35,808
Accumulated depreciation (1)	(229)
Accumulated amortization of lease intangible (1)	(773)
Real estate held for sale in consolidated variable interest entities	$34,806

(1)	Depreciation and amortization expense for the three and six months ended June 30, 2017 totaled $0.2 million and $0.8 million, respectively.

No gain or loss was recognized by the Company or allocated to non-controlling interests upon the reclassification of the real estate assets to held for sale.

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

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Eurodollar futures	Derivative assets	$250	$1,175
TBA securities	Derivative assets	171,602	148,139
U.S. Treasury futures	Derivative assets	120	—
Interest rate swap futures	Derivative assets	409	444
Swaptions	Derivative assets	67	431
U.S. Treasury futures	Derivative liabilities	—	107
Interest rate swaps (1)	Derivative liabilities	310	384

(1)	Includes interest rate swaps in our Agency IO portfolio. There was no netting of interest rate swaps at June 30, 2017 and December 31, 2016.

The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2017
Derivatives Not Designated as Hedging Instruments	December 31, 2016	Additions	Settlement, Expiration or Exercise	June 30, 2017
TBA securities	$149,000	$1,011,000	$(994,000)	$166,000
U.S. Treasury futures	17,100	108,000	(111,800)	13,300
Interest rate swap futures	(151,700)	315,200	(259,400)	(95,900)
Eurodollar futures	(2,575,000)	4,790,000	(4,001,000)	(1,786,000)
Swaptions	154,000	—	—	154,000
Interest rate swaps	15,000	—	—	15,000

	Notional Amount For the Six Months Ended June 30, 2016
Derivatives Not Designated as Hedging Instruments	December 31, 2015	Additions	Settlement, Expiration or Exercise	June 30, 2016
TBA securities	$222,000	$1,952,000	$(1,893,000)	$281,000
U.S. Treasury futures	—	117,700	(78,000)	39,700
Interest rate swap futures	(137,200)	546,600	(477,300)	(67,900)
Eurodollar futures	(2,769,000)	1,640,000	(3,095,000)	(4,224,000)
Options on U.S. Treasury futures	28,000	66,000	(64,000)	30,000
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

The following tables present the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,
	2017		2016
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$2,030	$(1,015)	$3,700	$1,454
Eurodollar futures (1)	232	(545)	(724)	(1,294)
Interest rate swaps	—	48	—	93
Swaptions	—	154	—	150
U.S. Treasury and interest rate swap futures and options	(573)	87	(724)	923
Total	$1,689	$(1,271)	$2,252	$1,326

	Six Months Ended June 30,
	2017		2016
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$1,815	$(815)	$8,508	$3,430
Eurodollar futures (1)	787	(925)	(1,506)	(3,330)
Interest rate swaps	—	74	—	(26)
Swaptions	—	68	—	22
U.S. Treasury and interest rate swap futures and options	(416)	193	(2,995)	(461)
Total	$2,186	$(1,405)	$4,007	$(365)

(1)	At June 30, 2017, the Eurodollar futures consist of 1,786 contracts with expiration dates ranging between September 2017 and December 2018.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At June 30, 2017 and December 31, 2016, our condensed consolidated balance sheets include TBA-related liabilities of $172.6 million and $148.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $69.2 million were netted against TBA purchases amounting to approximately $241.8 million at June 30, 2017. There was $114.4 million netting of TBA sales against TBA purchases of $262.4 million at December 31, 2016.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	June 30, 2017	December 31, 2016
Interest rate swaps	Derivative asset	$215,000	$194	$—
Interest rate swaps	Derivative asset	65,000	—	108
Interest rate swaps	Derivative liability	150,000	—	6

The Company has netting arrangements by counterparty with respect to its interest rate swaps. There was no netting of interest rate swaps designated as hedging instruments at June 30, 2017.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
Derivatives Designated as Hedging Instruments	2017	2016
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$102	$304
Unrealized gain (loss) on interest rate swaps	92	(1,127)
Balance at end of the period	$194	$(823)

The Company estimates that over the next 12 months, approximately $0.2 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three and six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income-investment securities	$101	$—	$74	$—
Interest expense-investment securities	—	209	—	427

The following table presents information about our interest rate swaps (includes interest rate swaps in our Agency IO portfolio) whereby we receive floating rate payments in exchange for fixed rate payments as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	June 30, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$215,000	0.83%	1.19%	$215,000	0.83%	0.74%
2019	10,000	2.25%	1.25%	10,000	2.25%	0.97%
Total	$225,000	0.90%	1.20%	$225,000	0.90%	0.75%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	June 30, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	1.29%	$5,000	1.80%	1.00%
Total	$5,000	1.80%	1.29%	$5,000	1.80%	1.00%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of June 30, 2017 and December 31, 2016. The Company had $9.0 million and $6.1 million of restricted cash related to margin posted for its agreements as of June 30, 2017 and December 31, 2016, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

12.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At June 30, 2017, the Company had repurchase agreements with an outstanding balance of $656.4 million and a weighted average interest rate of 2.29%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017			December 31, 2016
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$82,726	$87,009	$88,160	$102,088	$109,552	$110,903
Agency Fixed Rate	263,592	276,360	286,643	289,619	308,411	318,544
Agency IOs/U.S. Treasury Securities	30,083	43,274	52,410	60,862	82,153	93,819
Non Agency	61,361	78,881	78,078	113,749	150,944	149,969
CMBS (1)	218,588	296,554	230,819	206,824	294,083	216,092
Balance at end of the period	$656,350	$782,078	$736,110	$773,142	$945,143	$889,327

(1)
Includes first loss tranche PO and mezzanine CMBS securities with a fair value amounting to $231.2 million and $254.6 million included in the Consolidated K-Series as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the average days to maturity for financing arrangements were 16 days and 12 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements at June 30, 2017 and December 31, 2016 amounts to $0.5 million and $1.1 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Contractual Maturity	June 30, 2017	December 31, 2016
Within 30 days	$656,350	$729,134
Over 30 days to 90 days	—	44,008
Over 90 days	—	—
Total	$656,350	$773,142

As of June 30, 2017, the outstanding balance under our financing arrangements was funded at an advance rate of 85.9% that implies an average haircut of 14.1%. As of June 30, 2017, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 23%, 25% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At June 30, 2017 and December 31, 2016, the Company had financing arrangements with eight and eight counterparties, respectively. As of June 30, 2017 and December 31, 2016, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of June 30, 2017, our available liquid assets included unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $75.4 million in cash and cash equivalents, $18.8 million in overnight deposits in our Agency IO portfolio included in restricted cash and $250.8 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2017 included $42.9 million of Agency RMBS, $156.7 million of CMBS and $51.2 million of Non-Agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 52.6% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

13.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of $200 million and a maximum uncommitted principal amount of $50.0 million to fund its distressed residential mortgage loan portfolio, expiring on December 13, 2017. The outstanding balance on this master repurchase agreement as of June 30, 2017 and December 31, 2016 amounts to approximately $165.0 million and $193.8 million, respectively, bearing interest at one month LIBOR plus 2.50% (3.72% and 3.26% at June 30, 2017 and December 31, 2016, respectively).

In November 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the future purchase of residential mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the committed principal amount to $25.0 million and expires on November 24, 2018. The outstanding balance on this master repurchase agreement as of June 30, 2017 amounts to approximately $10.6 million, bearing interest at one-month LIBOR plus 3.5% (4.72% at June 30, 2017). There was no outstanding balance on this master repurchase agreement as of December 31, 2016.

During the term of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of August 7, 2017.

14.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2017 and December 31, 2016, the Company had Residential CDOs outstanding of $82.3 million and $91.7 million, respectively. As of June 30, 2017 and December 31, 2016, the current weighted average interest rate on these Residential CDOs was 1.83% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $89.3 million and $98.3 million at June 30, 2017 and December 31, 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of June 30, 2017 and December 31, 2016, had a net investment in the residential securitization trusts of $4.5 million and $4.4 million, respectively.

15.	Debt

Convertible Notes

On January 23, 2017, the Company completed the issuance and sale to Nomura Securities International, Inc., as the underwriter, of $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of Nomura's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million.

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

During the six months ended June 30, 2017, none of the Convertible Notes were converted. As of August 7, 2017, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 7, 2017, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 9). Both Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of June 30, 2017.

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 9). KRVI's real estate under development is subject to a note payable of $4.4 million that has an unused commitment of $2.3 million as of June 30, 2017. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of August 7, 2017.

The mortgages and notes payable in the consolidated VIEs are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of June 30, 2017	Maturity Date	Interest Rate	Net Deferred Finance Costs
Riverchase Landing	10/2/2015 (1)	$23,790	11/1/2022	3.88%	$204
The Clusters	6/30/2014	$27,950	7/6/2024	4.49%	$70
KRVI	12/16/2016	$4,383	12/16/2019	6.00%	$—

(1)	Origination date of 10/26/2012

As of June 30, 2017, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Fiscal Year	Total
2017	$—
2018	—
2019	4,383
2020	—
2021	—
2022	161,790
Thereafter	72,950
$239,123

16.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the six months ended June 30, 2017.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2017, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are carried at fair value as a result of a fair value election and classified as Level 3 fair values. The Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its Multi-Family CDOs and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$446,631	$—	$446,631	$—	$526,363	$—	$526,363
Non-Agency RMBS	—	129,918	—	129,918	—	163,284	—	163,284
U.S. Treasury Securities	2,925	—	—	2,925	2,887	—	—	2,887
CMBS	—	116,029	45,400	161,429	—	82,545	43,897	126,442
Multi-family loans held in securitization trusts	—	—	8,468,104	8,468,104	—	—	6,939,844	6,939,844
Derivative assets:								—
TBA Securities	—	171,602	—	171,602	—	148,139	—	148,139
U.S. Treasury futures	120	—	—	120	—	—	—	—
Interest rate swap futures	409	—	—	409	444	—	—	444
Interest rate swaps	—	194	—	194	—	108	—	108
Swaptions	—	67	—	67	—	431	—	431
Eurodollar futures	250	—	—	250	1,175	—	—	1,175
Investment in unconsolidated entities	—	—	62,662	62,662	—	—	60,332	60,332
Total	$3,704	$864,441	$8,576,166	$9,444,311	$4,506	$920,870	$7,044,073	$7,969,449
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$8,069,938	$8,069,938	$—	$—	$6,624,896	$6,624,896
Derivative liabilities:								—
U.S. Treasury futures	—	—	—	—	107	—	—	107
Interest rate swaps	—	310	—	310	—	391	—	391
Total	$—	$310	$8,069,938	$8,070,248	$107	$391	$6,624,896	$6,625,394

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2017 and 2016, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$7,044,073	$7,213,641
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	62,642	240,755
Included in other comprehensive income	(144)	124
Purchases	1,537,526	—
Transfers in (2)	—	52,176
Transfers out (3)	—	(56,756)
Contributions	1,300	1,500
Paydowns/Distributions	(69,231)	(63,969)
Balance at the end of period	$8,576,166	$7,387,471

(1)	Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, and other income.

(2)
Transfers into Level 3 are investments in unconsolidated entities held by RiverBanc and RBMI for which the Company accounts under the equity method of accounting with a fair value election. These transfers in are a result of the Company's acquisition of the outstanding membership interests in RiverBanc and RBMI that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements (see Note 22).

(3)
Transfers out of Level 3 are the Company's previously held membership interests in RBMI and RBDHC that were accounted for under the equity method of accounting with a fair value election. These transfers out are a result of the Company's acquisition of the outstanding membership interests in RBMI and RBDHC that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements (see Note 22).

The following table details changes in valuation for the Level 3 liabilities for the six months ended June 30, 2017 and 2016, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$6,624,896	$6,818,901
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	39,113	221,899
Purchases	1,472,073	—
Paydowns	(66,144)	(58,987)
Balance at the end of period	$8,069,938	$6,981,813

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 multi-family loans and debt held in securitization trusts for the three and six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in unrealized gains (losses) – assets	$66,642	$65,763	$76,762	$255,656
Change in unrealized (losses) gains – liabilities	(65,195)	(64,979)	(73,931)	(254,054)
Net change in unrealized gains included in earnings for assets and liabilities	$1,447	$784	$2,831	$1,602

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$8,678	$8,678	$—	$—	$9,050	$9,050
Real estate owned held in residential securitization trusts	—	—	111	111	—	—	150	150

The following table presents losses (gains) incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2017 and 2016, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Residential mortgage loans held in securitization trusts – impaired loans (net)	$189	$163	$205	$432
Real estate owned held in residential securitization trusts	6	—	6	(23)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$75,391	$75,391	$83,554	$83,554
Investment securities available for sale (1)	Level 1, 2 or 3	740,903	740,903	818,976	818,976
Residential mortgage loans held in securitization trusts (net)	Level 3	85,911	83,099	95,144	88,718
Distressed residential mortgage loans (net) (2)	Level 3	429,792	435,217	503,094	504,915
Multi-family loans held in securitization trusts	Level 3	8,468,104	8,468,104	6,939,844	6,939,844
Derivative assets	Level 1 or 2	172,642	172,642	150,296	150,296
Mortgage loans held for sale (net) (3)	Level 3	11,337	11,504	7,847	7,959
Mortgage loans held for investment (3)	Level 3	33,872	34,227	19,529	19,641
Mezzanine loan and preferred equity investments (4)	Level 3	100,207	101,918	100,150	101,408
Investment in unconsolidated entities (5)	Level 3	72,817	72,897	79,259	79,390
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	656,350	656,350	773,142	773,142
Financing arrangements, residential mortgage loans	Level 2	174,861	174,861	192,419	192,419
Residential collateralized debt obligations	Level 3	82,313	78,671	91,663	85,568
Multi-family collateralized debt obligations	Level 3	8,069,938	8,069,938	6,624,896	6,624,896
Securitized debt	Level 3	109,972	115,865	158,867	163,884
Derivative liabilities	Level 1 or 2	310	310	498	498
Payable for securities purchased	Level 1	172,557	172,557	148,015	148,015
Subordinated debentures	Level 3	45,000	44,917	45,000	43,132
Convertible notes	Level 2	127,799	139,551	—	—

(1)	Includes $45.4 million and $43.9 million of investment securities for sale held in securitization trusts as of June 30, 2017 and December 31, 2016, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $152.6 million and $195.3 million at June 30, 2017 and December 31, 2016, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $277.2 million and $307.7 million at June 30, 2017 and December 31, 2016, respectively.

(3)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(4)	Includes mezzanine loan and preferred equity investments accounted for as loans (see Note 8).

(5)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $62.7 million and $60.3 million at June 30, 2017 and December 31, 2016, respectively (see Note 7).

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of June 30, 2017 and December 31, 2016, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of June 30, 2017 and December 31, 2016, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through June 30, 2017, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock and Series C Preferred Stock from January 1, 2016 through June 30, 2017 :

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

June 14, 2017	July 1, 2017	July 15, 2017	$0.484375	June 14, 2017	July 1, 2017	July 15, 2017	$0.4921875
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	March 16, 2017	April 1, 2017	April 15, 2017	0.4921875
December 15, 2016	January 1, 2017	January 15, 2017	0.484375	December 15, 2016	January 1, 2017	January 15, 2017	0.4921875
September 15, 2016	October 1, 2016	October 15, 2016	0.484375	September 15, 2016	October 1, 2016	October 15, 2016	0.4921875
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	June 16, 2016	July 1, 2016	July 15, 2016	0.4921875
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	March 18, 2016	April 1, 2016	April 15, 2016	0.4921875

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2016 and ended June 30, 2017:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	$0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20
Fourth Quarter 2016	December 15, 2016	December 27, 2016	January 26, 2017	0.24
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24

(c)	Public Offering of Common Stock

There were no underwritten public offerings of common stock during the three and six months ended June 30, 2017.

(d)	Equity Distribution Agreements

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

There were no shares of common stock issued under the Equity Distribution Agreements during the three months ended June 30, 2017. During the six months ended June 30, 2017, the Company issued 87,737 shares of its common stock under the Equity Distribution agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million after deducting the placement fees. During the three and six months ended June 30, 2016, the Company issued no shares under the Equity Distribution Agreements. As of June 30, 2017, approximately $39.3 million of securities remains available for issuance under the Equity Distribution Agreements.

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

During the three and six months ended June 30, 2017, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. There were no dilutive instruments for the three and six months ended June 30, 2017 and 2016.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Company	$14,336	$14,435	$33,517	$31,386
Less: Preferred stock dividends	(3,225)	(3,225)	(6,450)	(6,450)
Net income attributable to Company's common stockholders- Basic	$11,111	$11,210	$27,067	$24,936
Net income attributable to Company's common stockholders- Diluted	$11,111	$11,210	$27,067	$24,936
Denominator:
Weighted average basic and diluted common shares outstanding	111,863	109,489	111,792	109,445
EPS:
Basic Earnings per Common Share	$0.10	$0.10	$0.24	$0.23
Diluted Earnings per Common Share	$0.10	$0.10	$0.24	$0.23

20.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At June 30, 2017, there are 94,043 common shares reserved for issuance under the 2010 Plan in connection with an outstanding performance share award.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. The Company’s non-employee directors have been issued 58,920 shares under the 2017 Plan as of June 30, 2017. The Company’s employees have been issued 6,258 shares under the 2017 Plan as of June 30, 2017. At June 30, 2017, there were 6,258 shares of non-vested restricted stock outstanding under the 2017 Plan.

Of the common stock authorized at December 31, 2016, 326,663 shares were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 265,934 shares under the 2010 and 2017 Plans as of June 30, 2017 and December 31, 2016, respectively. The Company’s employees have been issued 895,201 and 562,280 restricted shares under the 2010 and 2017 Plans as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, there were 501,770 and 319,058 shares of non-vested restricted stock outstanding under the 2010 and 2017 Plans.

(a)	Restricted Common Stock Awards

During the three and six months ended June 30, 2017, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2016, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.5 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the six months ended June 30, 2017 and 2016.

A summary of the activity of the Company's non-vested restricted stock for the six months ended June 30, 2017 and 2016, respectively, is presented below:

	2017		2016
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	319,058	$6.40	280,457	$7.63
Granted	332,921	6.54	160,453	5.11
Vested	(150,209)	6.74	(121,852)	7.54
Non-vested shares as of June 30	501,770	6.39	319,058	6.40
Weighted-average fair value of restricted stock granted during the period	332,921	$6.54	160,453	$5.11

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2017 and 2016, the Company had unrecognized compensation expense of $2.7 million and $1.7 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at June 30, 2017 is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the six months ended June 30, 2017 and 2016 was approximately $1.0 million and $0.6 million, respectively. The requisite service period for restricted shares at issuance is three years.

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

Compensation expense related to the PSA was $31.7 thousand and $63.0 thousand for the three and six months ended June 30, 2017. As of June 30, 2017, there was $0.1 million of unrecognized compensation cost related to the non-vested portion of the PSA.

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

For the three and six months ended June 30, 2017 and June 30, 2016, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and six months ended June 30, 2017 and June 30, 2016 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current income tax expense	$522	$2,183	$1,739	$2,255
Deferred income tax (benefit) expense	(80)	183	(59)	302
Total provision	$442	$2,366	$1,680	$2,557

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of June 30, 2017 and December 31, 2016 are as follows (dollar amounts in thousands):

	June 30, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforward	$2,837	$2,287
Net capital loss carryforward	1,092	1,123
GAAP/Tax basis differences	3,446	3,059
Total deferred tax assets (1)	7,375	6,469
Deferred tax liabilities
Deferred tax liabilities	215	303
Total deferred tax liabilities (2)	215	303
Valuation allowance (1)	(6,912)	(5,978)
Total net deferred tax asset	$248	$188

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2017, the Company through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $6.2 million. The Company’s carryforward net operating losses will expire between 2033 and 2037 if they are not offset by future taxable income. Additionally, as of June 30, 2017, the Company, through one of its wholly owned TRSs, had incurred approximately $2.4 million in capital losses . The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At June 30, 2017, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

Cash	$4,325
Investment in unconsolidated entities	52,176
Mezzanine loan and preferred equity investments	23,638
Real estate under development (1)	14,922
Receivables and other assets	911
Intangible assets (1)	3,490
Total identifiable assets acquired	99,462

Construction loan payable (2)	8,499
Accrued expenses and other liabilities	2,864
Total liabilities assumed	11,363

Preferred equity (3)	56,697

Net identifiable assets acquired	31,402

Goodwill (4)	25,222
Gain on bargain purchase (5)	(65)
Non-controlling interest (6)	(3,078)
Net assets acquired	$53,481

(1)	Included in receivables and other assets on the condensed consolidated balance sheets.

(2)	Construction loan payable to the Company is eliminated on the condensed consolidated balance sheets.

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

The $25.2 million of goodwill recognized is attributable primarily to expected synergies and economies of scale from combining with RiverBanc and the assembled workforce of RiverBanc. For the Company’s ongoing evaluation of goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other, the Company’s multi-family investment portfolio (inclusive of RiverBanc) will be considered a reporting unit. As of December 31, 2016, there were changes in the recognized amounts of goodwill resulting from the acquisition of RiverBanc as a result of payment of the post-closing working capital adjustment of $20 thousand and adjustments to the estimated fair value of intangible assets in the amount of $0.4 million. The Company evaluated goodwill as of October 1, 2016 and no impairment was indicated.

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
The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the six months ended June 30, 2016 (dollar amounts in thousands):

For the Six Months Ended June 30,
2016
Revenue	$175,923
Net income attributable to Company's common stockholders	$21,897

Basic pro forma income per share	$0.20
Diluted pro forma income per share	$0.20
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

For the three and six months ended June 30, 2016, the Company expensed $0.6 million and $1.8 million in fees to RiverBanc, respectively.

24. Subsequent Events

On July 25, 2017, the Company funded a $26.3 million preferred equity investment in a portfolio of multi-family properties.

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

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; "Agency fixed-rate RMBS" refers to Agency RMBS comprised of fixed-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including re-performing and non-performing loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of June 30, 2017 and December 31, 2016, six and five separate Freddie Mac-sponsored multi-family loan K-Series securitizations, respectively, that we have determined are Consolidated VIEs and of which we or one of our special purpose entities (“SPEs”) own the first loss PO securities, certain IO securities and other class securities; “Variable Interest Entity” and “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

Our investment portfolio includes residential mortgage loans, including second mortgages and loans sourced from distressed markets, non-Agency RMBS, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related, residential housing-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

In recent years, we have transitioned our portfolio to one focused increasingly on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. In 2016, as part of our greater focus on credit assets, we acquired 100% of RiverBanc LLC, or RiverBanc, an investment management firm that managed over $400 million of direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including our Company, as well as ownership interests in certain other RiverBanc-managed entities. Consistent with this approach to capital allocation, we acquired an additional $215.5 million of residential and multi-family credit assets during the six months ended June 30, 2017. The investment and capital allocation decisions of our Company and our external managers depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. Given current market conditions, we anticipate continuing our pursuit of credit assets, but will also consider deploying capital to non-credit assets, including, without limitation, Agency RMBS, that we believe will compensate us appropriately for the risks associated with them.

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

Key Second Quarter 2017 Developments

Residential Mortgage Loan Activity

During the second quarter of 2017, we sold pools of distressed residential mortgage loans with a carrying value of approximately $11.4 million for aggregate proceeds of approximately $14.3 million, which resulted in a net realized gain, before income taxes, of approximately $2.9 million.

We acquired residential mortgage loans, including distressed residential mortgage loans and second lien mortgages, for an aggregate purchase cost of approximately $15.4 million during the second quarter of 2017.

Second Quarter 2017 Common Stock and Preferred Stock Dividends

On June 14, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended June 30, 2017. The dividend was paid on July 25, 2017 to our common stockholders of record as of June 26, 2017.

On June 14, 2017, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on July 15, 2017 to our Series B Preferred stockholders of record as of July 1, 2017.

Also on June 14, 2017, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on July 15, 2017 to our Series C Preferred stockholders of record as of July 1, 2017.

Subsequent Events

Subsequent to June 30, 2017, the Company funded a $26.3 million preferred equity investment in a portfolio of multi-family properties, which represents the Company’s largest single preferred equity investment in the multi-family space to date.

Current Market Conditions and Commentary

Current Market Conditions and Commentary

General. The second quarter of 2017 was marked by steady global economic expansion and low volatility, which was effectively a continuation of the tranquil economic environment produced during the first quarter of 2017. Despite the stable backdrop for the global economy, uncertainty and concerns continue to surround the U.S. government’s legislative and fiscal agendas, the speed at which global monetary policymakers may move to reduce accommodation and how markets will react to tightening global liquidity in the context of less accommodation. U.S. economic data released over the past quarter suggests that the U.S. economy recovered solidly from a lackluster first quarter, with U.S. gross domestic product (“GDP”) estimated to have grown by 2.6% (advance estimate) in the second quarter of 2017, following slower than projected GDP growth of 1.2% (revised) for the first quarter of 2017 and 1.8% for the year ended December 31, 2016.

The U.S. labor market continued its steady expansion during the second quarter of 2017. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.4% as of the end of June 2017, while total nonfarm payroll employment posted an average monthly increase of 194,000 and 180,000 jobs during the three and six months ended June 30, 2017, respectively, as compared to an average monthly increase of 187,000 jobs in 2016.

Federal Reserve and Monetary Policy.  In view of realized and expected labor market conditions and inflation, the Federal Reserve announced a 25 basis points increase in the target range for the federal funds rate in June 2017, this increase coming on top of a 25 basis points increase in March 2017. The target range for the federal funds rate is now 1.0% to 1.25%. At its meeting in June 2017, the Federal Reserve also announced that it expects to begin shrinking its balance sheet in 2017, which would imply additional tightening of liquidity. The Federal Reserve has indicated its expectations for additional rate hikes during the balance of 2017, with the central tendency from the Federal Reserve’s meeting in June 2017 projecting a federal funds rate of between 1.1% and 1.6% by the end of 2017 and 1.9% and 2.6% by the end of 2018. While market reaction to the Federal Reserve’s 2017 rate hikes has been largely uneventful, renewed uncertainty surrounding the speed at which the Federal Reserve will tighten its monetary policy could result in higher volatility in the balance of 2017 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.
Single-Family Homes and Residential Mortgage Market.  The residential real estate market displayed signs of continued growth during 2016 and the first quarter of 2017, and initial data from the second quarter of 2017 suggests that trend continued. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2017 showed that, on average, home prices increased 5.7% for the 20-City Composite over May 2016. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 795,000 and 808,000 during the three and six months ended June 30, 2017, respectively, as compared to an annual rate of 785,000 for the year ended December 31, 2016. Continued improvement in single-family housing fundamentals is generally expected to have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.
Multi-Family Housing.  Apartments and other residential rental properties performed well in 2016 and appear to be performing solidly to date in 2017. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 388,000 and 394,000 during the three and six months ended June 30, 2017, respectively, as compared to 375,000 for the year ended December 31, 2016. Moreover, even with the supply expansion in recent years, vacancy trends in the multi-family sector appear to remain stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 41 for the first quarter of 2017, which is a modest improvement since the fourth quarter of 2016. Strength in the multi-family housing sector has contributed to valuation improvements for many of the multi-family properties in which we have directly or indirectly invested in.
Credit Spreads.  Credit spreads continued to tighten during the second quarter of 2017 as greater capital flows have continued to move toward higher-yielding assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing Markets.  During the second quarter of 2017, movement in the 10-Year U.S. Treasury yield was relatively flat, with the 10-year U.S. Treasury ranging from 2.14% to 2.39% during the quarter and closing the quarter at 2.33%. During the second quarter of 2017, the Treasury curve continued to flatten with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 93 basis points, down 20 basis points from March 31, 2017. This spread is important as it is indicative of opportunities for investing in levered assets.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – As of June 30, 2017 and December 31, 2016, we owned 100% of the first loss tranche of securities of the Consolidated K-Series (as defined in Note 2 to our condensed consolidated financial statements included in this report). The Consolidated K-Series collectively represents, as of June 30, 2017 and December 31, 2016, six and five separate Freddie Mac sponsored multi-family loan K-Series securitizations, respectively, of which we or one of our SPEs own the first loss PO securities, certain IO securities and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our condensed consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for its Agency IO strategy, certain of its investments in unconsolidated entities and the Consolidated K-Series.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

At June 30, 2017:

	Agency RMBS(1)	Agency IOs	Multi- Family (2)	Distressed Residential (3)	Other(4)	Total
Carrying value	$397,213	$52,224	$749,643	$568,273	$133,488	$1,900,841
Liabilities:
Callable (5)	(346,318)	(30,083)	(218,588)	(225,827)	(10,395)	(831,211)
Non-callable	—	—	(28,735)	(81,237)	(127,313)	(237,285)
Convertible	—	—	—	—	(127,799)	(127,799)
Hedges (Net) (6)	2,595	6,185	—	—	—	8,780
Cash (7)	3,984	23,167	5,133	6,740	66,332	105,356
Goodwill	—	—	—	—	25,222	25,222
Other	(8)	4,917	615	19,086	(25,071)	(461)
Net capital allocated	$57,466	$56,410	$508,068	$287,035	$(65,536)	$843,443
% of capital allocated	6.8%	6.7%	60.3%	34.0%	(7.8)%	100%

(1)	Includes both Agency ARMs and Agency fixed-rate RMBS.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of June 30, 2017 follows:

Multi-family loans held in securitization trusts, at fair value	$8,468,104
Multi-family CDOs, at fair value	(8,069,938)
Net carrying value	398,166
Investment securities available for sale, at fair value	161,429
Total CMBS, at fair value	559,595
Mezzanine loan, preferred equity investments and investments in unconsolidated entities	162,212
Real estate under development	19,972
Operating real estate held in consolidated variable interest entities, net	28,907
Real estate held for sale in consolidated variable interest entities	34,806
Mortgages and notes payable in consolidated variable interest entities	(55,849)
Financing arrangements, portfolio investments	(218,588)
Securitized debt	(28,735)
Cash and other	5,748
Net Capital in Multi-Family	$508,068

(3)	Includes $429.8 million of distressed residential loans and $128.9 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $85.9 million, investments in unconsolidated entities amounting to $10.8 million and mortgage loans held for sale and mortgage loans held for investment totaling $35.6 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Non-callable liabilities consist of $45.0 million in subordinated debentures and $82.3 million in residential collateralized debt obligations.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(7)
Includes $18.8 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes and $6.7 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

At December 31, 2016:

	Agency RMBS (1)	Agency IOs	Multi- Family (2)	Distressed Residential Loans (3)	Other (4)	Total
Carrying value	$441,472	$87,778	$628,522	$671,272	$127,359	$1,956,403
Liabilities:
Callable(5)	(391,707)	(60,862)	(206,824)	(306,168)	—	(965,561)
Non-callable	—	—	(28,332)	(130,535)	(136,663)	(295,530)
Hedges (Net)(6)	2,500	5,417	—	—	—	7,917
Cash(7)	4,415	39,673	3,687	9,898	75,725	133,398
Goodwill	—	—	—	—	25,222	25,222
Other	3,166	4,874	(2,652)	13,436	(29,511)	(10,687)
Net capital allocated	$59,846	$76,880	$394,401	$257,903	$62,132	$851,162
% of capital allocated	7.0%	9.0%	46.4%	30.3%	7.3%	100%

(1)	Includes both Agency ARMs and Agency fixed-rate RMBS.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of December 31, 2016 follows:

Multi-family loans held in securitization trusts, at fair value	$6,939,844
Multi-family CDOs, at fair value	(6,624,896)
Net carrying value	314,948
Investment securities available for sale, at fair value held in securitization trusts	126,442
Total CMBS, at fair value	441,390
Mezzanine loan, preferred equity investments and investment in unconsolidated entities	169,678
Real estate under development	17,454
Mortgages and notes payable in consolidated variable interest entities	(1,588)
Financing arrangements, portfolio investments	(206,824)
Securitized debt	(28,332)
Other	2,623
Net Capital in Multi-family	$394,401

(3)	Includes $503.1 million of distressed residential loans and $162.1 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $95.1 million, investments in unconsolidated entities amounting to $9.7 million and mortgage loans held for sale and mortgage loans held for investment totaling $21.3 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Non-callable liabilities consist of $45.0 million in subordinated debentures and $91.7 million in residential collateralized debt obligations.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(7)
Includes $35.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes and $9.9 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016

For the three and six months ended June 30, 2017, we reported net income attributable to the Company's common stockholders of $11.1 million and $27.1 million, respectively, as compared to net income attributable to the Company's common stockholders of $11.2 million and $24.9 million for the respective periods in 2016. The main components of the change in net income for the three and six months ended June 30, 2017 as compared to the respective periods in 2016 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Net interest income	$15,708	$16,664	$(956)	$29,626	$34,306	$(4,680)
Total other income	$8,172	$10,071	$(1,899)	$24,877	$18,930	$5,947
Total general, administrative and operating expenses	$11,589	$9,936	$1,653	$21,793	$19,295	$2,498
Income from operations before income taxes	$12,291	$16,799	$(4,508)	$32,710	$33,941	$(1,231)
Income tax expense	$442	$2,366	$(1,924)	$1,680	$2,557	$(877)
Net income attributable to Company	$14,336	$14,435	$(99)	$33,517	$31,386	$2,131
Preferred stock dividends	$3,225	$3,225	$—	$6,450	$6,450	$—
Net income attributable to Company's common stockholders	$11,111	$11,210	$(99)	$27,067	$24,936	$2,131
Basic earnings per common share	$0.10	$0.10	$—	$0.24	$0.23	$0.01
Diluted earnings per common share	$0.10	$0.10	$—	$0.24	$0.23	$0.01

Net Interest Income

The decrease in net interest income of approximately $1.0 million for the three months ended June 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
A decrease in net interest income of approximately $0.3 million in our distressed residential portfolio due to a decrease in net interest income from our distressed residential mortgage loans of approximately $1.7 million, partially offset by an increase in net interest income on our non-Agency RMBS of approximately $1.4 million. Net interest income on our distressed residential mortgage loans decreased due to a decrease in asset yields as well as an increase in financing costs. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets to $170.2 million in the 2017 period as compared to $50.6 million in the corresponding period in 2016.

•
A decrease in net interest income of approximately $1.8 million in our Agency IO portfolio primarily due to a decrease in average interest earning assets to $66.2 million in the 2017 period from $132.5 million during the 2016 period and an increase in prepayment rates.

•
A decrease in net interest income of approximately $0.7 million in our Agency ARM and Agency fixed-rate RMBS portfolio due to a decrease in average interest earning assets in this portfolio and an increase in financing costs in the 2017 period compared to the corresponding period in 2016.

•
An increase in net interest income of approximately $4.0 million in our multi-family portfolio due to an increase in average interest earning assets to $529.3 million for the three months ended June 30, 2017 as compared to $315.5 million for the corresponding period in 2016, and a decrease in our average cost of funds in the 2017 period as compared to the same period in 2016. The increase in average interest earning assets can be primarily attributed to the acquisition of new multi-family CMBS and funding of preferred equity investments.

•	An increase in interest expense of $2.6 million related to the issuance in January 2017 of $138.0 million principal amount of Convertible Notes .

The decrease in net interest income of approximately $4.7 million for the six months ended June 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•	A decrease in net interest income of approximately $1.2 million in our Agency RMBS portfolio due to a decrease in average interest earning assets in this portfolio and an increase in financing costs.

•
A decrease in net interest income of approximately $4.5 million in our Agency IO portfolio primarily due to a decrease in average interest earning assets to $77.3 million in the 2017 period from $135.0 million during the 2016 period and an increase in prepayment rates.

•
A decrease in net interest income of approximately $2.7 million in our distressed residential portfolio due to a decrease in net interest income on our distressed residential mortgage loans of approximately $5.0 million partially offset by an increase in net interest income on our non-Agency RMBS of approximately $2.3 million. Net interest income on our distressed residential mortgage loans decreased due to a decrease in asset yields as well as an increase in financing costs. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets to $162.9 million in the 2017 period as compared to $25.7 million in the corresponding period in 2016.

•
An increase in net interest income of approximately $7.7 million in our multi-family portfolio due to an increase in average interest earning assets to $493.6 million for the six months ended June 30, 2017 as compared to $300.8 million in the corresponding period in 2016, and a decrease in our average cost of funds in the 2017 period as compared to the same period in 2016. Average interest earning assets in this portfolio increased due to new multi-family preferred equity investments made and CMBS purchased during the period.

•	An increase in interest expense of $4.6 million related to the issuance in January 2017 of $138.0 million principal amount in Convertible Notes .

Other Income

The decrease in other income of approximately $1.9 million for the three months ended June 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
A decrease in other income of $5.8 million, which is primarily due to gains recognized as a result of the     Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with GAAP in 2016. No such income was recognized in 2017.

•
An increase in net unrealized loss of $0.4 million and a decrease in net realized gain of $0.6 million for the three months ended June 30, 2017, primarily related to investment securities and related hedges in our Agency IO portfolio.

•
An increase in realized gains on distressed residential mortgage loans of $2.4 million due to increased sales activity during the second quarter of 2017 as compared to the corresponding period in 2016.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $0.7 million for the three months ended June 30, 2017 as compared to the corresponding period in 2016, primarily due to the increase in multi-family CMBS investments owned by us as compared to the same period in the prior year. As of June 30, 2017, the net carrying value of our multi-family CMBS, which measures unrealized gains and losses through earnings, increased to approximately $398.2 million from $300.3 million as of June 30, 2016.

•
An increase in income from operating real estate and real estate held for sale in consolidated variable interest entities of $2.3 million related to the consolidation of Riverchase Landing and The Clusters, which required consolidation of the entities' income and expenses in our condensed consolidated financial statements in accordance with GAAP.

The increase in other income of approximately $5.9 million for the six months ended June 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
An increase in realized gains on distressed residential mortgage loans of $8.8 million due to higher gains from increased sales activity during the 2017 period as compared to the corresponding period in 2016.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $1.2 million for the six months ended June 30, 2017 as compared to the corresponding period in 2016, primarily due to the increase in multi-family CMBS investments owned by us as compared to the same period in the prior year and tightening credit spreads.

•	A decrease in net unrealized loss of $3.7 million primarily related to investment securities and related hedges in our Agency IO portfolio.

•
An decrease in realized gain on investment securities and related hedges of $3.1 million primarily due to decreases in net gains recognized on investment securities and related hedges in the Agency IO portfolio partially offset by an increase in realized gains on CMBS.

•
An increase in income from operating real estate and real estate held for sale in consolidated variable interest entities of $2.3 million related to the consolidation of Riverchase Landing and The Clusters, which required consolidation of the entities' income and expenses in our condensed consolidated financial statements in accordance with GAAP.

•
A decrease in other income of $6.1 million, which is primarily due to gains recognized as a result of the     Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with GAAP in 2016. No such income was recognized in 2017.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
General, Administrative and Operating Expenses	2017	2016	$ Change	2017	2016	$ Change
Salaries, benefits and directors’ compensation	2,920	$2,763	$157	$5,755	$4,060	$1,695
Professional fees	1,219	709	510	2,018	1,272	746
Base management and incentive fees	(109)	2,979	(3,088)	2,969	6,504	(3,535)
Expenses on distressed residential mortgage loans	2,218	2,740	(522)	4,457	5,934	(1,477)
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	4,415	—	4,415	4,415	—	4,415
Other	926	745	181	2,179	1,525	654
Total	$11,589	$9,936	$1,653	$21,793	$19,295	$2,498

For the three months ended June 30, 2017 as compared to the corresponding period in 2016, general, administrative and operating expenses increased by $1.7 million. The increase was driven by $4.4 million of expenses related to operating real estate and real estate held for sale in consolidated variable interest entities beginning in the second quarter of 2017 due to the consolidation of Riverchase Landing and The Clusters in our condensed consolidated financial statements in accordance with GAAP. This was partially offset by a $3.1 million decline in base management and incentive fees.

For the six months ended June 30, 2017 as compared to the same period in 2016, general, administrative and operating expenses increased by $2.5 million. Beginning in the second quarter of 2017, the Company recognized expenses related to operating real estate and real estate held for sale in consolidated variable interest entities in the amount of $4.4 million due to the consolidation of Riverchase Landing and The Clusters in our condensed consolidated financial statements in accordance with GAAP. Salaries, benefits and directors’ compensation was driven higher during the 2017 period as compared to the same period in the prior year primarily due to the increase in employee headcount resulting from the RiverBanc acquisition, which was partially offset by a $3.5 million decline in base management and incentive fees during the 2017 period as compared to the same period in the prior year.

The decline in base management and incentive fees during the 2017 period as compared to the same periods in 2016 was due in part to the termination of the RiverBanc management agreement on May 17, 2016, resulting in a decrease of $0.6 million and $1.8 million in fees to RiverBanc for the three and six months ended June 30, 2017, respectively. In addition, base management fees on our distressed loan strategy decreased by $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively due, in part, to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016. For the three months ended June 30, 2017, there was a decrease in incentive fees earned amounting to $1.1 million as compared to the same period in 2016 and for the six months ended June 30, 2017, there was an increase in incentive fees earned amounting to $1.0 million as compared to the same period in 2016. The change in incentive fee earned is dependent on sale activity in our distressed residential loan strategy during the period.

The decrease in expenses related to distressed residential mortgage loans for the three and six months ended June 30, 2017 as compared to the same periods in 2016 can be attributed to a decrease in loan count as well as decreases in appraisal costs incurred during the 2017 periods as compared to the same periods in 2016.

Quarterly Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans (including distressed residential loans held in securitization trusts), loans held for investment, mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to and accounted for as loans and loans held for sale (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment type) for the three and six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

Three Months Ended June 30, 2017

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$1,726	$278	$14,687	$9,192	$1,225	$27,108
Interest Expense	(1,088)	(176)	(2,657)	(3,826)	(3,653)	(11,400)
Net Interest Income	$638	$102	$12,030	$5,366	$(2,428)	$15,708

Average Interest Earning Assets (2) (3)	$418,998	$66,196	$529,285	$621,936	$123,711	$1,760,126
Weighted Average Yield on Interest Earning Assets (4)	1.65%	1.68%	11.10%	5.91%	3.96%	6.16%
Average Cost of Funds (5)	(1.22)%	(2.10)%	(4.28)%	(4.29)%	(2.13)%	(3.04)%
Portfolio Net Interest Margin (6)	0.43%	(0.42)%	6.82%	1.62%	1.83%	3.12%

Six Months Ended June 30, 2017

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$3,623	$995	$27,639	$16,957	$2,347	$51,561
Interest Expense	(2,201)	(407)	(4,870)	(7,656)	(6,801)	(21,935)
Net Interest Income	$1,422	$588	$22,769	$9,301	$(4,454)	$29,626

Average Interest Earning Assets (2) (3)	$430,006	$77,334	$493,567	$641,837	$122,042	$1,764,786
Weighted Average Yield on Interest Earning Assets (4)	1.69%	2.57%	11.20%	5.28%	3.85%	5.84%
Average Cost of Funds (5)	(1.19)%	(1.89)%	(4.40)%	(3.98)%	(2.48)%	(2.93)%
Portfolio Net Interest Margin (6)	0.50%	0.68%	6.80%	1.30%	1.37%	2.91%

Three Months Ended June 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$2,111	$2,710	$9,744	$9,103	$874	$24,542
Interest Expense	(802)	(790)	(1,761)	(3,401)	(1,124)	(7,878)
Net Interest Income	$1,309	$1,920	$7,983	$5,702	$(250)	$16,664

Average Interest Earning Assets (2) (3)	$522,651	$132,453	$315,531	$595,455	$125,454	$1,691,544
Weighted Average Yield on Interest Earning Assets (4)	1.62%	8.18%	12.35%	6.11%	2.79%	5.80%
Average Cost of Funds (5)	(0.71)%	(2.51)%	(6.73)%	(3.90)%	(2.24)%	(2.59)%
Portfolio Net Interest Margin (6)	0.91%	5.67%	5.62%	2.21%	0.55%	3.21%

Six Months Ended June 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$4,565	$6,346	$18,391	$17,968	$1,698	$48,968
Interest Expense	(1,957)	(1,305)	(3,306)	(6,006)	(2,088)	(14,662)
Net Interest Income	$2,608	$5,041	$15,085	$11,962	$(390)	$34,306

Average Interest Earning Assets (2) (3)	$548,925	$135,000	$300,791	$578,944	$125,891	$1,689,551
Weighted Average Yield on Interest Earning Assets (4)	1.66%	9.40%	12.23%	6.21%	2.70%	5.80%
Average Cost of Funds (5)	(0.84)%	(2.52)%	(7.02)%	(4.04)%	(1.93)%	(2.54)%
Portfolio Net Interest Margin (6)	0.82%	6.88%	5.21%	2.17%	0.77%	3.26%

(1)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income in multi-family investments to our condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income, multi-family loans held in securitization trusts	$75,752	$61,769	$137,056	$125,301
Interest income, investment securities, available for sale (a)	2,716	1,246	5,226	2,168
Interest income, mezzanine loan and preferred equity investments (a)	3,092	1,953	6,162	3,346
Interest expense, multi-family collateralized debt obligation	66,873	55,224	120,805	112,424
Interest income, Multi-Family, net	14,687	9,744	27,639	18,391
Interest expense, investment securities, available for sale	1,954	211	3,468	212
Interest expense, securitized debt	703	1,550	1,402	3,094
Net interest income, Multi-Family	$12,030	$7,983	$22,769	$15,085

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

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

(5)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and Convertible Notes, for the respective periods. In the three months ended June 30, 2017, our subordinated debentures and Convertible Notes generated interest expense of approximately $0.6 million and $2.6 million, respectively. In the six months ended June 30, 2017, our subordinated debentures and Convertible Notes generated interest expense of approximately $1.1 million and $4.6 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps and amortization of premium on our swaptions.

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

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed-Rate RMBS	Agency IOs	Residential Securitizations	Total Weighted Average
June 30, 2017	16.5%	9.6%	17.5%	16.8%	14.7%
March 31, 2017	8.3%	10.6%	15.9%	5.1%	12.6%
December 31, 2016	21.7%	12.3%	19.4%	11.1%	16.9%
September 30, 2016	20.7%	10.0%	18.2%	15.9%	16.1%
June 30, 2016	17.6%	10.2%	15.6%	17.8%	14.6%
March 31, 2016	13.5%	7.9%	14.7%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	11.1%	13.3%

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

Financial Condition

As of June 30, 2017, we had approximately $10.4 billion of total assets, as compared to approximately $9.0 billion of total assets as of December 31, 2016. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of June 30, 2017 and December 31, 2016, the Consolidated K-Series assets amounted to approximately $8.5 billion and $7.0 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

The increase in total assets is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet for a Freddie Mac-sponsored multi-family loan securitization during the first quarter of 2017.

Balance Sheet Analysis

Investment Securities Available for Sale. At June 30, 2017, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At June 30, 2017, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of June 30, 2017 as compared to December 31, 2016 is primarily related to our purchases of non-Agency RMBS and CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$19,038	$19,886	$22,173	$23,203
2012	78,949	81,771	86,449	89,642
Total ARMs	97,987	101,657	108,622	112,845
Fixed
Prior to 2012	742	762	1,011	1,042
2012	287,875	294,913	317,974	327,132
2015	361	396	411	453
Total Fixed	288,978	296,071	319,396	328,627
IO
Prior to 2013	218,161	32,392	321,237	49,617
2013	47,792	8,372	87,142	14,635
2014	22,195	2,684	51,716	5,634
2015	10,406	1,232	55,338	9,578
2016	63,845	4,223	75,770	5,427
Total IOs	362,399	48,903	591,203	84,891

Total Agency RMBS	749,364	446,631	1,019,221	526,363

U.S. Treasury securities
2016	3,000	2,925	3,000	2,887
Total U.S. Treasury Securities	3,000	2,925	3,000	2,887

Non-Agency RMBS
2006	1,467	1,066	1,659	1,229
2015	—	—	27,574	27,643
2016	63,741	63,984	133,647	134,412
2017	65,054	64,868	—	—
Total Non-Agency RMBS	130,262	129,918	162,880	163,284

CMBS
Prior to 2013 (1)	828,633	45,400	835,447	43,897
2013	520	521	5,912	5,733
2014	2,500	2,499	2,500	2,158
2015	26,466	25,452	16,880	14,364
2016	54,998	55,811	64,873	60,290
2017	34,027	31,746	—	—
Total CMBS	947,144	161,429	925,612	126,442

Total	$1,829,770	$740,903	$2,110,713	$818,976

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at June 30, 2017 and December 31, 2016, respectively.

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At June 30, 2017, residential mortgage loans held in securitization trusts totaled approximately $85.9 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.5 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 80.3% of which are ARM loans that are interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At June 30, 2017, the interest only period for the interest only ARM loans included in these securitizations has expired.

The following table details our residential mortgage loans held in securitization trusts at June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
June 30, 2017	268	$89,329	$85,911
December 31, 2016	287	$98,303	$95,144

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	June 30, 2017			December 31, 2016
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$425	$2,850	$48	$424	$2,850	$48
Current Coupon Rate	3.63%	5.50%	2.00%	3.35%	5.25%	1.63%
Gross Margin	2.37%	4.13%	1.13%	2.36%	4.13%	1.13%
Lifetime Cap	11.31%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	215	222	181	221	228	187
Average Months to Reset	5	13	1	5	11	1
Original FICO Score	725	818	603	724	818	593
Original LTV	70.21%	95.00%	13.94%	69.80%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the six months ended June 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2017	$98,303	$623	$(3,782)	$95,144
Principal repayments	(8,857)	—	—	(8,857)
Provision for loan loss	—	—	(207)	(207)
Transfer to real estate owned	(117)	—	6	(111)
Charge-Offs	—	—	—	—
Amortization of premium	—	(58)	—	(58)
Balance, June 30, 2017	$89,329	$565	$(3,983)	$85,911

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(13,737)	—	—	(13,737)
Provision for loan loss	—	—	(409)	(409)
Transfer to real estate owned	406	—	—	406
Charge-Offs	—	—	76	76
Amortization of premium	—	(84)	—	(84)
Balance, June 30, 2016	$109,214	$691	$(3,732)	$106,173

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
June 30, 2017	4,641	$469,122	$429,792
December 31, 2016	5,275	$559,945	$503,094

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $152.6 million and $195.3 million at June 30, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $80.9 million and $77.1 million at June 30, 2017 and December 31, 2016, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $241.7 million and $279.9 million at June 30, 2017 and December 31, 2016, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	June 30, 2017	December 31, 2016
50.00% or less	4.4%	4.1%
50.01% - 60.00%	4.5%	4.3%
60.01% - 70.00%	7.2%	6.8%
70.01% - 80.00%	11.0%	10.8%
80.01% - 90.00%	12.5%	12.7%
90.01% - 100.00%	14.2%	14.0%
100.01% and over	46.2%	47.3%
Total	100.0%	100.0%

FICO Scores at Purchase	June 30, 2017	December 31, 2016
550 or less	19.8%	18.5%
551 to 600	29.0%	28.7%
601 to 650	28.1%	28.0%
651 to 700	14.6%	15.6%
701 to 750	5.6%	6.6%
751 to 800	2.6%	2.3%
801 and over	0.3%	0.3%
Total	100.0%	100.0%

Current Coupon	June 30, 2017	December 31, 2016
3.00% or less	12.3%	13.5%
3.01% - 4.00%	11.2%	11.8%
4.01% - 5.00%	22.1%	22.0%
5.01% – 6.00%	12.0%	11.8%
6.01% and over	42.4%	40.9%
Total	100.0%	100.0%

Delinquency Status	June 30, 2017	December 31, 2016
Current	78.5%	69.7%
31 – 60 days	2.6%	11.6%
61 – 90 days	3.9%	4.2%
90+ days	15.0%	14.5%
Total	100.0%	100.0%

Origination Year	June 30, 2017	December 31, 2016
2005 or earlier	26.8%	27.0%
2006	17.9%	18.1%
2007	32.3%	33.6%
2008 or later	23.0%	21.3%
Total	100.0%	100.0%

Consolidated K-Series. As of June 30, 2017 and December 31, 2016, we owned 100% of the first loss securities of the Consolidated K-Series. As of June 30, 2017 and December 31, 2016, the Consolidated K-Series are comprised of multi-family mortgage loans held in six and five Freddie Mac-sponsored multi-family K-Series securitizations, respectively, of which we or one of our SPEs own the first loss securities and, in certain cases, IOs and mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the Consolidated K-Series was comprised of $8.5 billion and $6.9 billion, respectively, in multi-family loans held in securitization trusts and $8.1 billion and $6.6 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.07% and 3.97%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the six months ended June 30, 2017 were due to the consolidation of $1.5 billion in multi-family loans held in securitization trusts and $1.5 billion in multi-family CDOs following the purchase in March 2017 of $65.5 million in additional first loss tranche PO securities and certain IO and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and six months ended June 30, 2017 included $75.8 million and $137.1 million in interest income, respectively, and $66.9 million and $120.8 million in interest expense, respectively. Also, we recognized a $1.4 million and a $2.8 million unrealized gain in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively, as a result of the fair value accounting method election. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and six months ended June 30, 2016 included $61.8 million and $125.3 million in interest income, respectively, and $55.2 million and $112.4 million in interest expense, respectively. Also, we recognized a $0.8 million and a $1.6 million unrealized gain in the condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss and mezzanine tranche securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO, IO and mezzanine securities issued by these K-Series securitizations with an aggregate net carrying value of $398.2 million and $314.9 million as of June 30, 2017 and December 31, 2016, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of June 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands, except as noted):

	June 30, 2017	December 31, 2016
Current balance of loans	$10,259,344	$8,824,481
Number of loans	588	543
Weighted average original LTV	69.5%	68.8%
Weighted average underwritten debt service coverage ratio	1.43x	1.49x
Current average loan size	$17,448	$16,251
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	64	79
Weighted average loan rate	4.35%	4.39%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	11.8%	13.8%
Texas	10.6%	12.4%
New York	6.9%	8.1%
Maryland	4.5%	5.3%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of June 30, 2017 and December 31, 2016, we had approximately $72.8 million and $79.3 million of investments in unconsolidated entities, respectively.

On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing"), a multi-family apartment community in which the Company holds a preferred equity investment, and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements and decreased its investment in unconsolidated entities by approximately $9.0 million. See Note 9 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing.

Mezzanine Loan and Preferred Equity Investments. The Company had mezzanine loan and preferred equity investments in the amount of $100.2 million as of June 30, 2017 and December 31, 2016.
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in The Clusters, LLC ("The Clusters"), a multi-family apartment community in which the Company holds a preferred equity investment, and determined that it became the primary beneficiary of The Clusters. Accordingly, on this date, the Company consolidated The Clusters into its condensed consolidated financial statements, resulting in a decrease in preferred equity investments of approximately $3.5 million. See Note 9 to our condensed consolidated financial statements included in this report for more information on The Clusters.
As of June 30, 2017, all mezzanine loan and preferred equity investments were paying in accordance with their contractual terms. During the three and six months ended June 30, 2017, there were no impairments with respect to our mezzanine loans and preferred equity investments.
The following tables summarize our mezzanine loans and preferred equity investments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	4	$12,300	$12,368	12.78%	8.6
Preferred equity investments	15	87,907	88,953	12.09%	7.1
Total	19	$100,207	$101,321	12.17%	7.2

	December 31, 2016
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$18,881	$19,058	12.53%	8.8
Preferred equity investments	14	81,269	82,096	12.10%	7.4
Total	19	$100,150	$101,154	12.18%	7.7

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Operating Real Estate Held in Consolidated VIEs, Net and Real Estate Held for Sale in Consolidated VIEs

Operating Real Estate Held in Consolidated VIEs, Net

On March 31, 2017, the Company re-evaluated its variable interest in The Clusters and, as a result of the reconsideration, consolidated The Clusters into its condensed consolidated financial statements. Operating real estate held in consolidated variable interest entities, net in the amount of $28.9 million as of June 30, 2017 represents the multi-family apartment community held by The Clusters. This amount is net of accumulated depreciation of $0.3 million as of June 30, 2017.

Real Estate Held for Sale in Consolidated VIEs

On March 31, 2017, the Company re-evaluated its variable interest in Riverchase Landing and, as a result of the reconsideration, consolidated Riverchase Landing into its condensed consolidated financial statements. During the second quarter of 2017, Riverchase Landing decided to sell its multi-family apartment community and began to actively market the property for sale, with anticipation of completing a sale to a third party buyer prior to December 31, 2017. As a result, the Company has classified the real estate assets held by Riverchase Landing in the amount of $34.8 million as held for sale in consolidated variable interest entities as of June 30, 2017. No gain or loss was recognized by the Company or allocated to non-controlling interests in Riverchase Landing upon reclassification of the real estate assets to held for sale.

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements with third party financial institutions. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At June 30, 2017, the Company had repurchase agreements with an outstanding balance of $656.4 million and a weighted average interest rate of 2.29%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

As of June 30, 2017, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability. At December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholder's equity was to Deutsche Bank AG, London Branch at 5.1%.

As of June 30, 2017 and December 31, 2016, the outstanding balance under our repurchase agreements was funded at an advance rate of 85.9% and 84.6% that implies an average haircut of 14.1% and 15.4%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 23%, 25% and 25%, respectively, at June 30, 2017.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2017, 2016 and 2015 for outstanding financing arrangements, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, with a maximum aggregate committed principal amount of $200.0 million and a maximum uncommitted principal amount of $50.0 million to fund distressed residential mortgage loans, expiring on December 13, 2017. The outstanding balance on the master repurchase agreement, as of June 30, 2017 and December 31, 2016, amounts to approximately $165.0 million and $193.8 million, respectively, bearing interest at one-month LIBOR plus 2.50% (3.72% and 3.26% at June 30, 2017 and December 31, 2016, respectively). Distressed residential mortgage loans with a carrying value of approximately $241.7 million at June 30, 2017 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the purchase of residential mortgage loans, particularly second mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the committed principal amount to $25.0 million. The amended master repurchase agreement expires on November 24, 2018. The outstanding balance on this master repurchase agreement as of June 30, 2017 amounts to approximately $10.6 million, bearing interest at one-month LIBOR plus 3.5% (4.72% at June 30, 2017). There was no outstanding balance on this master repurchase agreement as of December 31, 2016.
Residential Collateralized Debt Obligations. As of June 30, 2017 and December 31, 2016, we had Residential CDOs of $82.3 million and $91.7 million, respectively. As of June 30, 2017 and December 31, 2016, the weighted average interest rate of these Residential CDOs was 1.83% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $89.3 million and $98.3 million at June 30, 2017 and December 31, 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of June 30, 2017 and December 31, 2016, had a net investment in the residential securitization trusts of $4.5 million and $4.4 million, respectively.

Securitized Debt. As of June 30, 2017 and December 31, 2016, we had approximately $110.0 million and $158.9 million of securitized debt, respectively. As of June 30, 2017 and December 31, 2016, the weighted average interest rate for our securitized debt was 4.35% and 4.24%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 9 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of June 30, 2017 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

Convertible Notes

On January 23, 2017, the Company completed the issuance and sale to Nomura Securities International, Inc., as the underwriter, of $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022, including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of Nomura's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts and commissions and estimated offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of June 30, 2017, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.08%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated Riverchase Landing and The Clusters into its condensed consolidated financial statements. Both of Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of June 30, 2017. See Note 9 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates KRVI into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $4.4 million that has an unused commitment of $2.3 million as of June 30, 2017. See Note 9 to our condensed consolidated financial statements included in this report for more information on KRVI.

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

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At June 30, 2017 and December 31, 2016, the Company had $215 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market asset value of $0.2 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

Company's stockholders’ equity at June 30, 2017 was $838.4 million and included $8.4 million of accumulated other comprehensive income. The accumulated other comprehensive income at June 30, 2017 primarily consisted of $12.3 million in unrealized losses related to our Agency RMBS, offset by $1.0 million in unrealized gains related to non-Agency RMBS, $19.5 million in net unrealized gains related to our CMBS and $0.2 million in unrealized derivative gains related to cash flow hedges. Company's stockholders’ equity at December 31, 2016 was $848.1 million and included $1.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2016 consisted of $12.0 million in unrealized losses related to our Agency RMBS, offset by $1.0 million in unrealized gains related to non-Agency RMBS, $12.5 million in net unrealized gains related to our CMBS and $0.1 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2017 (amounts in thousands, except per share):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$680,197	111,843	$6.08	$683,075	111,474	$6.13
Common stock issuance, net (2)	653	48		1,267	417
Balance after share issuance activity	680,850	111,891	6.08	684,342	111,891	6.12
Dividends declared	(22,378)		(0.20)	(44,746)		(0.40)
Net change in accumulated other comprehensive income:
Hedges	(72)		—	92		—
Investment securities	3,870		0.04	6,626		0.06
Net income attributable to Company's common stockholders	11,111		0.10	27,067		0.24
Ending Balance	$673,381	111,891	$6.02	$673,381	111,891	$6.02

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of June 30, 2017 of 111,891,130.

(2)	Includes amortization of stock based compensation.

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

During the six months ended June 30, 2017, net cash and restricted cash decreased by $25.2 million, as a result of $185.3 million used in financing activities offset by $149.3 million provided by investing activities and $10.8 million of cash provided by operating activities. Our financing activities primarily included $134.4 million in net payments made on financing arrangements, $66.1 million in payments made on multi-family CDOs, $55.6 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $9.4 million in payments made on Residential CDOs, and $50.1 million in payments made on securitized debt, partially offset by $127.0 million in proceeds from the issuance of convertible debt. Our investing activities primarily included $99.4 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, $46.7 million in proceeds from sales of investment securities, $66.1 million in principal repayments received on multi-family loans held in securitization trusts, $132.8 million in principal paydowns received on investment securities available for sale, $8.9 million in principal repayments received on residential mortgage loans held in securitization trusts, $6.5 million in principal repayments received on mezzanine loans, $4.0 million in proceeds from sale of real estate owned, $3.1 million in return of capital from unconsolidated entity and preferred equity investments, and $2.9 million in net proceeds on other derivative instruments settled during the period, partially offset by $65.5 million in purchases of investments held in multi-family securitization trusts, $111.0 million in purchases of investment securities, $33.5 million in purchases of residential mortgage loans and distressed residential mortgage loans, and $11.1 million in funding of mezzanine loans, equity and preferred equity investments.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At June 30, 2017, we had cash and cash equivalents balances of $75.4 million, which declined from $83.6 million at December 31, 2016. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of June 30, 2017, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eight different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of June 30, 2017, we had an aggregate amount at risk under our repurchase agreements with eight counterparties of approximately $125.7 million, with no more than approximately $38.1 million at risk with any single counterparty. At June 30, 2017, the Company had short-term repurchase agreement borrowings of $656.4 million as compared to $773.1 million as of December 31, 2016.

As of June 30, 2017, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $75.4 million in cash and cash equivalents, $18.8 million in overnight deposits in our Agency IO portfolio included in restricted cash and $250.8 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2017 included $42.9 million of Agency RMBS, $156.7 million of CMBS and $51.2 million of non-Agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 52.6% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At June 30, 2017, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch. The outstanding balances under the first master repurchase agreement in an aggregate principal amount of up to $200.0 million amounted to approximately $165.0 million and $193.8 million at June 30, 2017 and December 31, 2016, respectively. This agreement is collateralized by distressed residential mortgage loans with a carrying value of $241.7 million at June 30, 2017, expiring on December 13, 2017. The outstanding balances under the second master repurchase agreement, with an aggregate principal amount of up to $25.0 million, amounted to approximately $10.6 million at June 30, 2017. We had no outstanding balance at December 31, 2016. This agreement is collateralized by residential mortgage loans with a carrying value of $18.3 million at June 30, 2017, expiring on November 24, 2018.

At June 30, 2017, we also had other longer-term debt, including Residential CDOs outstanding of $82.3 million, multi-family CDOs outstanding of $8.1 billion (which represent obligations of the Consolidated K-Series), securitized debt of $110.0 million, subordinated debt of $45.0 million and convertible debt of $127.8 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of June 30, 2017 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q .

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

As of June 30, 2017, our overall leverage ratio, including both our short-term and longer-term financing, such as securitized debt, subordinated debt, mortgage notes and Convertible Notes (and excluding mortgage notes related to Riverchase Landing and The Clusters, the CDOs issued by the Consolidated K-Series and our Residential CDOs) divided by the Company's stockholders’ equity, was approximately 1.3 to 1. As of June 30, 2017, our leverage ratio on our short term financings or callable debt was approximately 1.0 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate and spread risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $172.6 million at June 30, 2017, and is included in payable for securities purchased on our condensed consolidated balance sheets.

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

During the six months ended June 30, 2017, the Company issued 87,737 shares under the Equity Distribution Agreements at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million. There were no shares of common stock issued under the Equity Distribution Agreements during the three months ended June 30, 2017. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. As of June 30, 2017, approximately $39.3 million of securities remains available for issuance under the Equity Distribution Agreements.

Management Agreements

We have investment management agreements with Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016 - Comparative Expenses" for more information regarding the base management and incentive fees incurred during the three and six months ended June 30, 2017.

Dividends

On June 14, 2017, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on April 15, 2017 and ended on July 14, 2017. The dividend was paid on July 15, 2017 to our Series B Preferred stockholders of record as of July 1, 2017.

On June 14, 2017, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on April 15, 2017 and ended on July 14, 2017. The dividend was paid on July 15, 2017 to our Series C Preferred stockholders of record as of July 1, 2017.

On June 14, 2017, we declared a 2017 second quarter cash dividend of $0.20 per common share. The dividend was paid on July 25, 2017 to common stockholders of record as of June 26, 2017. The dividend was paid out of our working capital.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed-rate RMBS collateral) and up to 25% (in the case of our non-Agency RMBS, CMBS and Agency IOs).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, in the amount of $227.0 million at June 30, 2017, with a net exposure of $104.6 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of June 30, 2017 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(2,823)
+100	$(260)
-100	$(1,558)

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

With respect to the $429.8 million of distressed residential mortgage loans the Company owned at June 30, 2017, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of June 30, 2017, we own $399.0 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 40.3% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of June 30, 2017, we own approximately $185.6 million of mezzanine loan, preferred equity and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised its rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. The Company has an asset management team with the experience and expertise necessary to efficiently manage Riverchase Landing and The Clusters while working toward a successful resolution for each investment.

We are exposed on the credit risk in our investments in non-Agency RMBS backed by re-performing or nonperforming loans totaling $128.9 million as of June 30, 2017. Our non-Agency RMBS backed by re-performing or nonperforming loans were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The non-Agency RMBS backed by re-performing or nonperforming loans are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our non-Agency RMBS backed by re-performing or nonperforming loans and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss PO CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of June 30, 2017 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2017, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(77,429)	2.82
+100	$(40,007)	3.45
Base		2.75
-100	$34,222	2.49

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company repurchased 17,284 shares of common stock at an average price of $6.12 per share in connection with the satisfaction of employee tax withholding obligations upon the vesting of restricted stock awards.

The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2017.

Period		Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum # of Shares that May Yet be Purchased under Plans or Programs
April 1-30, 2017:
Employee Transaction	(1)	—	—	N/A	N/A
May 1-31, 2017:
Employee Transaction	(1)	17,284	$6.12	N/A	N/A
June 1-30, 2017:
Employee Transaction	(1)	—	—	N/A	N/A
Total Employee Transactions		17,284	$6.12	N/A	N/A

(1)	The Company's 2010 Plan provides that the value of the shares forfeited be based on the price of its common stock on the date the relevant shares vest.

Item 6. Exhibits

The information set forth under "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 7, 2017	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Kristine R. Nario
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

10.1
New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.