Form 10-Q
period 2017-09-30
NEW YORK MORTGAGE TRUST INC
filed 2017-11-07
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 7, 2017 was 111,854,023.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including $46,623 and $43,897 held in securitization trusts as of September 30, 2017 and December 31, 2016, respectively, and pledged securities of $493,632 and $690,592, as of September 30, 2017 and December 31, 2016, respectively)	$674,161	$818,976
Residential mortgage loans held in securitization trusts, net	79,875	95,144
Residential mortgage loans, at fair value	69,512	17,769
Distressed residential mortgage loans, net (including $133,972 and $195,347 held in securitization trusts as of September 30, 2017 and December 31, 2016, respectively)	369,651	503,094
Multi-family loans held in securitization trusts, at fair value	8,399,334	6,939,844
Derivative assets	182,115	150,296
Receivable for securities sold	1,261	—
Cash and cash equivalents	101,904	83,554
Investment in unconsolidated entities	51,268	79,259
Mezzanine loan and preferred equity investments	122,578	100,150
Real estate held for sale in consolidated variable interest entities	64,097	—
Goodwill	25,222	25,222
Receivables and other assets	123,944	138,323
Total Assets (1)	$10,264,922	$8,951,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$608,304	$773,142
Financing arrangements, residential mortgage loans	160,562	192,419
Residential collateralized debt obligations	76,867	91,663
Multi-family collateralized debt obligations, at fair value	7,990,619	6,624,896
Securitized debt	98,371	158,867
Mortgages and notes payable in consolidated variable interest entities	57,342	1,588
Derivative liabilities	467	498
Payable for securities purchased	181,718	148,015
Accrued expenses and other liabilities	71,394	64,381
Subordinated debentures	45,000	45,000
Convertible notes	128,273	—
Total liabilities (1)	9,418,917	8,100,469
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	72,397	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 111,854,023 and 111,474,521 shares issued and outstanding as of September 30, and December 31, 2016, respectively	1,119	1,115
Additional paid-in capital	750,438	748,599
Accumulated other comprehensive income	9,203	1,639
Accumulated deficit	(77,966)	(62,537)
Company's stockholders' equity	842,053	848,075
Non-controlling interest in consolidated variable interest entities	3,952	3,087
Total equity	846,005	851,162
Total Liabilities and Stockholders' Equity	$10,264,922	$8,951,631

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2017 and December 31, 2016, assets of consolidated VIEs totaled $8,799,352 and $7,330,872, respectively, and the liabilities of consolidated VIEs totaled $8,255,541 and $6,902,536, respectively. See Note 10 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Investment securities and other	$9,716	$8,587	$29,716	$25,612
Multi-family loans held in securitization trusts	76,186	62,126	213,242	187,427
Residential mortgage loans	1,556	947	4,163	2,705
Distressed residential mortgage loans	3,924	7,865	16,627	25,173
Total interest income	91,382	79,525	263,748	240,917

INTEREST EXPENSE:
Investment securities and other	5,759	4,598	17,132	12,409
Convertible notes	2,630	—	7,220	—
Multi-family collateralized debt obligations	67,030	55,359	187,835	167,783
Residential collateralized debt obligations	403	322	978	937
Securitized debt	1,651	3,209	5,937	8,436
Subordinated debentures	589	519	1,699	1,528
Total interest expense	78,062	64,007	220,801	191,093

NET INTEREST INCOME	13,320	15,518	42,947	49,824

OTHER INCOME (LOSS):
Recovery of (provision for) loan losses	563	(26)	452	661
Realized gain on investment securities and related hedges, net	4,059	2,306	3,951	5,333
Realized gain on distressed residential mortgage loans at carrying value, net	6,689	6,416	21,024	11,990
Net gain on residential mortgage loans at fair value	717	—	717	—
Unrealized gain (loss) on investment securities and related hedges, net	1,192	1,563	1,687	(1,594)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	2,353	738	5,184	2,340
Income from operating real estate and real estate held for sale in consolidated variable interest entities	2,429	—	4,746	—
Other income	6,916	5,635	12,037	16,833
Total other income	24,918	16,632	49,798	35,563

Base management and incentive fees	1,386	1,453	4,355	7,958
Expenses related to distressed residential mortgage loans	2,225	2,398	6,682	8,332
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	3,143	—	7,558	—
Other general and administrative expenses	4,242	4,854	14,196	11,711
Total general, administrative and operating expenses	10,996	8,705	32,791	28,001

INCOME FROM OPERATIONS BEFORE INCOME TAXES	27,242	23,445	59,954	57,386
Income tax expense	507	163	2,187	2,720

NET INCOME	26,735	23,282	57,767	54,666
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	1,110	(14)	3,597	(12)
NET INCOME ATTRIBUTABLE TO COMPANY	27,845	23,268	61,364	54,654
Preferred stock dividends	(3,225)	(3,225)	(9,675)	(9,675)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$24,620	$20,043	$51,689	$44,979

Basic earnings per common share	$0.22	$0.18	$0.46	$0.41
Diluted earnings per common share	$0.21	$0.18	$0.45	$0.41
Weighted average shares outstanding-basic	111,886	109,569	111,824	109,487
Weighted average shares outstanding-diluted	131,580	109,569	129,931	109,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$24,620	$20,043	$51,689	$44,979
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities	4,560	1,469	11,946	13,045
Reclassification adjustment for net gain included in net income	(3,538)	—	(4,298)	—
(Decrease) increase in in fair value of derivative instruments utilized for cash flow hedges	(176)	521	(84)	(607)
OTHER COMPREHENSIVE INCOME	846	1,990	7,564	12,438
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$25,466	$22,033	$59,253	$57,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated Variable Interest Entities	Total
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162
Net income (loss)	—	—	—	61,364	—	61,364	(3,597)	57,767
Common Stock issuance, net	4	—	1,839	—	—	1,843	—	1,843
Dividends declared on common stock	—	—	—	(67,118)	—	(67,118)	—	(67,118)
Dividends declared on preferred stock	—	—	—	(9,675)	—	(9,675)		(9,675)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,298)	(4,298)	—	(4,298)
Increase in fair value on available for sale securities	—	—	—	—	11,946	11,946	—	11,946
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(84)	(84)	—	(84)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	4,462	4,462
Balance, September 30, 2017	$1,119	$159,259	$750,438	$(77,966)	$9,203	$842,053	$3,952	$846,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$57,767	$54,666
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	2,248	5,713
Realized gain on investment securities and related hedges, net	(3,951)	(5,333)
Net gain on distressed residential mortgage and residential mortgage loans	(21,741)	(11,990)
Unrealized (gain) loss on investment securities and related hedges, net	(1,687)	1,594
Gain on remeasurement of existing membership interest in businesses acquired	—	(5,052)
Gain on bargain purchase on businesses acquired	—	(65)
Unrealized gain on loans and debt held in multi-family securitization trusts	(5,184)	(2,340)
Net decrease in loans held for sale	24	432
Recovery of loan losses	(452)	(661)
Income from unconsolidated entity, mezzanine loan and preferred equity investments	(21,507)	(16,934)
Distributions of income from unconsolidated entity, mezzanine loan and preferred equity investments	17,348	12,085
Amortization of stock based compensation, net	1,268	514
Changes in operating assets and liabilities:
Receivables and other assets	(7,823)	8,288
Accrued expenses and other liabilities	9,875	3,687
Net cash provided by operating activities	26,185	44,604

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	(28,447)
Cash received from initial consolidation of variable interest entities	112	—
Proceeds from sales of investment securities	100,937	198,280
Purchases of investment securities	(129,923)	(339,650)
Redemption of FHLBI stock	—	5,423
Purchases of other assets	(23)	(85)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(191)	—
Funding of mezzanine loans, equity and preferred equity investments	(45,101)	(40,860)
Principal repayments received on mezzanine loans and preferred equity investments	18,947	464
Return of capital from unconsolidated entity investments	23,395	6,002
Net proceeds on other derivative instruments settled during the period	3,950	8,155
Principal repayments received on residential mortgage loans held in securitization trusts	14,190	19,607
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	179,108	100,217
Principal repayments received on multi-family loans held in securitization trusts	104,962	91,914
Principal paydowns on investment securities - available for sale	170,133	84,592
Proceeds from sale of real estate owned	5,656	1,525
Purchases of residential mortgage loans and distressed residential mortgage loans	(81,472)	(52,130)
Purchases of investments held in multi-family securitization trusts	(65,453)	—
Net cash provided by investing activities	299,227	55,007

Cash Flows from Financing Activities:
(Payments made on) net proceeds from financing arrangements, including FHLBI advances and payments	(197,590)	64,185
Proceeds from issuance of convertible notes, net	126,995	—
Proceeds from issuance of securitized debt	—	167,724
Common stock issuance, net	574	385
Dividends paid on common stock	(71,501)	(78,811)
Dividends paid on preferred stock	(9,675)	(9,675)
Payments made on mortgages and notes payable in consolidated variable interest entities	(266)	—
Proceeds from mortgages and notes payable in consolidated variable interest entities	4,425	—
Payments made on residential collateralized debt obligations	(14,856)	(20,736)
Payments made on multi-family collateralized debt obligations	(104,958)	(91,901)
Payments made on securitized debt	(62,098)	(53,354)
Redemption of preferred debt	—	(16,255)
Net cash used in financing activities	(328,950)	(38,438)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,538)	61,173
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	139,530	82,742
Cash, Cash Equivalents and Restricted Cash - End of Period	$135,992	$143,915

Supplemental Disclosure:
Cash paid for interest	$245,891	$226,555
Cash paid for income taxes	$2,153	$2,172

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$1,261	$—
Purchase of investment securities not yet settled	$181,718	$290,833
Consolidation of multi-family loans held in securitization trusts	$1,537,526	$—
Consolidation of multi-family collateralized debt obligations	$1,472,073	$—
Transfer from residential loans to real estate owned	$6,221	$5,844

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$22,371	$26,296
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$3,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including loans sourced from distressed markets and second mortgage loans, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate, non-Agency RMBS, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and residential housing-related assets and financial assets.

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
“Non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans and re-performing and non-performing mortgage loans;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2017, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, the accompanying condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2017 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

On May 16, 2016, the Company acquired the outstanding membership interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company, LLC ("RBDHC") that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100% (see Note 23). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805.

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810"). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805 (see Note 10).

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

Residential Mortgage Loans, at fair value – Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans and second lien mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825. Changes in fair value are recorded in current period earnings in net gain on residential mortgage loans at fair value in the Company's condensed consolidated statements of operations.

Premiums and discounts associated with the purchase of residential mortgage loans, at fair value are amortized or accreted into interest income over the life of the related loan using the effective interest method. Any premium amortization or discount accretion is reflected as a component of interest income, residential mortgage loans in the Company's condensed consolidated statements of operations.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the condensed consolidated statements of operations (see Note 8).

Operating Real Estate Held in Consolidated Variable Interest Entities, Net – The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases. The Company has reclassified its operating real estate held in consolidated variable interest entities to real estate held for sale in consolidated variable interest entities as of September 30, 2017.

Depreciation of Real Estate – The Company depreciates on a straight-line basis the building component of its real estate over a 30-year estimated useful life, building and improvements over a 10-year to 30-year estimated useful life, and furniture, fixtures and equipment over a 5-year estimated useful life, all of which are judgmental determinations. Betterments and certain costs directly related to the improvement of real estate are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

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

Real Estate - Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized, at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of September 30, 2017 and December 31, 2016 of $21.9 million and $17.5 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

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

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate that goodwill may be impaired. Goodwill of $25.2 million as of September 30, 2017 and December 31, 2016 relates to the Company's multi-family investment reporting unit.

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

Receivables and Other Assets – Receivables and other assets as of September 30, 2017 and December 31, 2016 include restricted cash held by third parties of $34.1 million and $56.0 million, respectively. Included in restricted cash is $8.9 million and $35.6 million held in our Agency IO portfolio to be used for trading purposes and $7.9 million and $6.1 million held by counterparties as collateral for hedging instruments as of September 30, 2017 and December 31, 2016, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $28.1 million and $24.1 million as of September 30, 2017 and December 31, 2016, respectively.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through a repurchase agreement expiring within 12 to 15 months. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.4 million as of September 30, 2017 and $1.3 million as of December 31, 2016. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including their debt, referred to as Multi-Family CDOs, in our condensed consolidated financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.8 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the Convertible Notes which include underwriting, legal, accounting and other fees are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $9.7 million as of September 30, 2017.

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

The Company also uses interest rate swaps to hedge the variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one-month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. These interest rate swaps qualify as a cash flow hedge, where the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the nine months ended September 30, 2017. The Company made $0.1 million in contributions to the Plan for the nine months ended September 30, 2016.

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

Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU
2016-18"). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted the ASU effective January 1, 2017 and included restricted cash of $34.1 million and $78.6 million as of September 30, 2017 and 2016, respectively, with cash and cash equivalents as shown on the condensed consolidated statements of cash flows.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1)
Agency ARMs
Freddie Mac	$34,733	$21	$(351)	$34,403	$39,138	$24	$(528)	$38,634
Fannie Mae	59,583	13	(545)	59,051	69,031	71	(698)	68,404
Ginnie Mae	5,022	—	(209)	4,813	6,011	—	(204)	5,807
Total Agency ARMs	99,338	34	(1,105)	98,267	114,180	95	(1,430)	112,845
Agency Fixed Rate
Freddie Mac	21,556	—	(586)	20,970	26,338	—	(644)	25,694
Fannie Mae	267,169	—	(9,089)	258,080	312,515	—	(10,035)	302,480
Ginnie Mae	379	—	(5)	374	457	—	(4)	453
Total Agency Fixed Rate	289,104	—	(9,680)	279,424	339,310	—	(10,683)	328,627
Agency IOs (1)
Freddie Mac	9,423	25	(2,571)	6,877	19,768	559	(3,363)	16,964
Fannie Mae	13,752	50	(3,316)	10,486	27,597	478	(4,777)	23,298
Ginnie Mae	23,858	411	(4,291)	19,978	49,788	1,223	(6,382)	44,629
Total Agency IOs	47,033	486	(10,178)	37,341	97,153	2,260	(14,522)	84,891

Total Agency RMBS	435,475	520	(20,963)	415,032	550,643	2,355	(26,635)	526,363
Non-Agency RMBS	131,253	1,789	(20)	133,022	162,220	1,218	(154)	163,284
U.S. Treasury securities (1)	2,920	4	—	2,924	2,920	—	(33)	2,887
CMBS (2)	105,020	18,163	—	123,183	113,955	12,876	(389)	126,442
Total investment securities available for sale	$674,668	$20,476	$(20,983)	$674,161	$829,738	$16,449	$(27,211)	$818,976

(1)	Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

(2)	Included in CMBS is $46.6 million and $43.9 million of investment securities available for sale held in securitization trusts as of September 30, 2017 and December 31, 2016, respectively.

Realized Gain or Loss Activity

During the three and nine months ended September 30, 2017, the Company received proceeds of approximately $49.5 million and $102.2 million on sales of investment securities available for sale realizing a gain of approximately $3.0 million and $0.7 million, respectively. During the three and nine months ended September 30, 2016, the Company received proceeds of approximately $9.6 million and $112.0 million on sales of investment securities available for sale realizing a loss of approximately $1.4 million and $2.4 million, respectively.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2017 and December 31, 2016, the weighted average life of the Company’s available for sale securities portfolio was approximately 3.3 years and 4.3 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Weighted Average Life	September 30, 2017	December 31, 2016
0 to 5 years	$508,612	$606,079
Over 5 to 10 years	152,559	177,765
10+ years	12,990	35,132
Total	$674,161	$818,976

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at September 30, 2017 and December 31, 2016 at carrying value (dollar amounts in thousands):

	September 30, 2017				December 31, 2016
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$36,940	$23,332	$354,760	$415,032	$53,043	$27,272	$446,048	$526,363
Non-Agency RMBS	6,205	—	126,817	133,022	50,080	—	113,204	163,284
U.S. Treasury securities	—	—	2,924	2,924	—	—	2,887	2,887
CMBS	76,560	—	46,623	123,183	82,545	—	43,897	126,442
Total investment securities available for sale	$119,705	$23,332	$531,124	$674,161	$185,668	$27,272	$606,036	$818,976

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

September 30, 2017	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$91,170	$(914)	$281,152	$(9,866)	$372,322	$(10,780)
Non-Agency RMBS	—	—	212	(20)	212	(20)
Total investment securities available for sale	$91,170	$(914)	$281,364	$(9,886)	$372,534	$(10,800)

At September 30, 2017, the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency RMBS were $10.8 million at September 30, 2017. Agency RMBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit-related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2017 any unrealized losses on its Agency RMBS were temporary.

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

Other than Temporary Impairment

For the three and nine months ended September 30, 2017 and 2016, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	September 30, 2017	December 31, 2016
Unpaid principal balance	$83,068	$98,303
Deferred origination costs – net	532	623
Reserve for loan losses	(3,725)	(3,782)
Total	$79,875	$95,144

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$3,782	$3,399
Provisions for loan losses	306	557
Transfer to real estate owned	(303)	—
Charge-offs	(60)	(123)
Balance at the end of period	$3,725	$3,833

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2017 was $3.7 million, representing 448 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 385 basis points as of December 31, 2016. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$150	$411
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	742	173
Disposal	(150)	(411)
Balance at the end of period	$742	$173

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in recovery of loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.6 million and $4.4 million as of September 30, 2017 and December 31, 2016, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2017, we had 24 delinquent loans with an aggregate principal amount outstanding of approximately $15.4 million categorized as Residential Mortgage Loans Held in Securitization trusts (net), of which $10.3 million, or 67%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of September 30, 2017 (dollar amounts in thousands):

September 30, 2017

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	—	$—	—
61 - 90	—	$—	—
90 +	24	$15,410	18.32%
Real estate owned through foreclosure	2	$1,045	1.24%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
New York	32.0%	33.8%
Massachusetts	19.9%	19.9%
New Jersey	11.1%	10.8%
Florida	10.0%	8.9%
Connecticut	8.1%	7.4%
Maryland	5.3%	5.1%

5.	Residential Mortgage Loans, At Fair Value
Certain of the Company’s residential mortgage loans, including distressed residential mortgage loans and second lien mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in net gain on residential mortgage loans at fair value on the Company’s condensed consolidated statements of operations.
The Company’s residential mortgage loans at fair value consist of the following as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
September 30, 2017	$73,546	$(4,258)	$224	$69,512
December 31, 2016	$17,540	$229	$—	$17,769
The following table presents the components of net gain on residential mortgage loans at fair value for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Net realized gain on payoff and sale of loans	$493	$—
Net unrealized gains	$224	$—

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential mortgage loans at fair value as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016
California	34.98%	63.32%
Florida	8.48%	5.63%
New Jersey	8.28%	2.46%

6.	Distressed Residential Mortgage Loans

As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $369.7 million and $503.1 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	September 30, 2017	September 30, 2016
Contractually required principal and interest	$76,529	$89,590
Non-accretable yield	(6,467)	(7,516)
Expected cash flows to be collected	70,062	82,074
Accretable yield	(58,767)	(44,007)
Fair value at the date of acquisition	$11,295	$38,067

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	September 30, 2017	September 30, 2016
Balance at beginning of period	$530,511	$579,009
Additions	91,356	54,917
Disposals	(263,475)	(119,113)
Accretion	(16,635)	(25,166)
Balance at end of period (1)	$341,757	$489,647

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the nine month periods ended September 30, 2017 and 2016 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016
Florida	10.6%	12.2%
North Carolina	8.2%	7.7%
Georgia	7.4%	6.0%
California	6.6%	8.8%
New York	5.5%	5.4%
Ohio	5.0%	4.8%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $134.0 million and $195.3 million at September 30, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 10). In addition, distressed residential mortgage loans with a carrying value of approximately $206.3 million and $279.9 million at September 30, 2017 and December 31, 2016, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 14).

7.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO, certain IOs and mezzanine securities issued by certain K-Series securitizations with an aggregate net carrying value of $408.7 million and $314.9 million at September 30, 2017 and December 31, 2016, respectively (see Note 10). The Consolidated K-Series is comprised of six and five K-Series securitizations as of September 30, 2017 and December 31, 2016, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2017 and December 31, 2016, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2017	December 31, 2016
Assets
Multi-family loans held in securitization trusts	$8,399,334	$6,939,844
Receivables	28,103	24,098
Total Assets	$8,427,437	$6,963,942
Liabilities and Equity
Multi-family CDOs	$7,990,619	$6,624,896
Accrued expenses	27,783	24,003
Total Liabilities	8,018,402	6,648,899
Equity	409,035	315,043
Total Liabilities and Equity	$8,427,437	$6,963,942

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $8.1 billion and $6.7 billion at September 30, 2017 and December 31, 2016, respectively. The multi-family CDOs had an unpaid principal balance of approximately $8.1 billion and $6.7 billion at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the current weighted average interest rate on these multi-family CDOs was 4.07% and 3.97%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss and mezzanine tranche securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 18).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2017 and 2016, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2017	2016	2017	2016
Interest income	$76,186	$62,126	$213,242	$187,427
Interest expense	67,030	55,359	187,835	167,783
Net interest income	9,156	6,767	25,407	19,644
Unrealized gain on multi-family loans and debt held in securitization trusts, net	2,353	738	5,184	2,340
Net income	$11,509	$7,505	$30,591	$21,984

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016
California	11.8%	13.8%
Texas	10.5%	12.4%
New York	6.9%	8.1%
Maryland	4.5%	5.3%

8.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Autumnwood Investments LLC	—	$2,020	—	$2,092
200 RHC Hoover, LLC(1)	—	—	63%	8,886
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	8,222	45%	7,949
Total - Equity Method		$10,242		$18,927

(1)
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing") and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements (see Note 10).

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$11,206	11%	$9,732
Evergreens JV Holdings, LLC	85%	4,120	85%	3,810
Bent Tree JV Holdings, LLC(1)	—	—	78%	9,890
Summerchase LR Partners LLC(1)	—	—	80%	4,410
Lake Mary Realty Partners, LLC(1)	—	—	80%	7,690
The Preserve at Port Royal Venture, LLC	77%	12,850	77%	12,280
WR Savannah Holdings, LLC	90%	12,850	90%	12,520
Total - Fair Value Option		$41,026		$60,332

(1)	The unconsolidated entity redeemed the Company's investment in the three months ended September 30, 2017.

The following table presents income from investments in unconsolidated entities for the three and nine months ended September 30, 2017 and September 30, 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2017	2016	2017	2016
Autumnwood Investments LLC	$64	$71	$137	$213
200 RHC Hoover, LLC	—	276	275	1,091
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	252	189	741	189
RiverBanc LLC (1)	—	—	—	125
Kiawah River View Investors LLC ("KRVI") (1)	—	—	—	1,250
RB Development Holding Company, LLC (1)	—	—	—	107
RB Multifamily Investors LLC (1)	—	—	—	2,262
Morrocroft Neighborhood Stabilization Fund II, LP	394	244	1,374	702
Evergreens JV Holdings, LLC	161	79	464	89
Bent Tree JV Holdings, LLC(2)	1,210	157	1,795	257
Summerchase LR Partners LLC(2)	194	190	556	200
Lake Mary Realty Partners, LLC (2)	2,312	238	2,745	258
The Preserve at Port Royal Venture, LLC	440	392	1,266	492
WR Savannah Holdings, LLC	405	362	1,030	422

(1)
As of May 16, 2016, RiverBanc LLC, RB Development Holding Company, LLC, and RB Multifamily Investors LLC became wholly-owned subsidiaries of the Company as a result of the Company's acquisition of the remaining ownership interests in those entities held by other unaffiliated entities (see Note 23). Also as of May 16, 2016, the Company consolidated KRVI into its condensed consolidated financial statements (see Note 10).

(2)	Includes income recognized from redemption of the Company's investment during the three and nine months ended September 30, 2017.

9.	Mezzanine Loan and Preferred Equity Investments

Mezzanine loan and preferred equity investments consist of the following as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017	December 31, 2016
Investment amount	$124,172	$101,154
Deferred loan fees, net	(1,594)	(1,004)
Total	$122,578	$100,150

There were no delinquent mezzanine loan or preferred equity investments as of September 30, 2017 and December 31, 2016.

The geographic concentrations of credit risk exceeding 5% of the total mezzanine loan and preferred equity investment amounts as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Texas	27.5%	43.3%
New York	21.6%	—
Virginia	12.3%	14.9%
South Carolina	7.9%	9.4%
Kentucky	5.9%	7.2%

10.	Use of Special Purpose Entities and Variable Interest Entities

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization or financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Financing VIEs as of September 30, 2017.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of September 30, 2017 and December 31, 2016, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 7). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, five and four of these investments are not included as collateral to any Financing VIE as of September 30, 2017 and December 31, 2016, respectively.

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

On May 16, 2016, the Company acquired the remaining outstanding membership interests in RBDHC, resulting in the Company's 100% ownership of RBDHC. RBDHC owns 50% of KRVI, a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

On March 31, 2017, (the "Changeover Date"), the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and each in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters on the Changeover Date. Prior to the Changeover Date, the Company accounted for Riverchase Landing as an investment in an unconsolidated entity and for The Clusters as a preferred equity investment. The Company does not have any claims to the assets or obligations for the liabilities of Riverchase Landing and The Clusters.

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

Cash	$112
Operating real estate (1)	62,322
Lease intangibles (1)	5,340
Receivables and other assets	2,260
Total assets	70,034

Mortgages payable	51,570
Accrued expenses and other liabilities	1,519
Total liabilities	53,089

Non-controlling interest (2)	4,462
Net assets consolidated	$12,483

(1)	Reclassified to real estate held for sale in consolidated variable interest entities on the condensed consolidated balance sheets (see Note 11).

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

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of September 30, 2017 and December 31, 2016, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of September 30, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$1,194	$1,194
Investment securities available for sale, at fair value held in securitization trusts	46,623	—	—	—	—	46,623
Residential mortgage loans held in securitization trusts (net)	—	—	79,875	—	—	79,875
Distressed residential mortgage loans held in securitization trust (net)	—	133,972	—	—	—	133,972
Multi-family loans held in securitization trusts, at fair value	1,174,341	—	—	7,224,993	—	8,399,334
Real estate held for sale in consolidated variable interest entities	—	—	—	—	64,097	64,097
Receivables and other assets	4,217	19,795	1,585	23,959	24,701	74,257
Total assets	$1,225,181	$153,767	$81,460	$7,248,952	$89,992	$8,799,352

Residential collateralized debt obligations	$—	$—	$76,867	$—	$—	$76,867
Multi-family collateralized debt obligations, at fair value	1,112,651	—	—	6,877,968	—	7,990,619
Securitized debt	28,946	69,425	—	—	—	98,371
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	57,342	57,342
Accrued expenses and other liabilities	4,200	1,766	22	23,733	2,621	32,342
Total liabilities	$1,145,797	$71,191	$76,889	$6,901,701	$59,963	$8,255,541

(1)
The Company classified the multi-family CMBS issued by two K-Series securitizations and held by this Financing VIE as available for sale securities as the purpose is not to trade these securities. The Financing VIE consolidated one K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 7).

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of September 30, 2017 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Five of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of September 30, 2017.

Assets and Liabilities of Consolidated VIEs as of December 31, 2016 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$186	$186
Investment securities available for sale, at fair value held in securitization trusts	43,897	—	—	—	—	43,897
Residential mortgage loans held in securitization trusts (net)	—	—	95,144	—	—	95,144
Distressed residential mortgage loans held in securitization trust (net)	—	195,347	—	—	—	195,347
Multi-family loans held in securitization trusts, at fair value	1,196,835	—	—	5,743,009	—	6,939,844
Receivables and other assets	4,420	13,610	912	19,753	17,759	56,454
Total assets	$1,245,152	$208,957	$96,056	$5,762,762	$17,945	$7,330,872

Residential collateralized debt obligations	$—	$—	$91,663	$—	$—	$91,663
Multi-family collateralized debt obligations, at fair value	1,137,002	—	—	5,487,894	—	6,624,896
Securitized debt	28,332	130,535	—	—	—	158,867
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	1,588	1,588
Accrued expenses and other liabilities	4,400	1,336	20	19,753	13	25,522
Total liabilities	$1,169,734	$131,871	$91,683	$5,507,647	$1,601	$6,902,536

(1)
The Company classified the multi-family CMBS issued by two K-Series securitizations and held by this Financing VIE as available for sale securities as the purpose is not to trade these securities. The Financing VIE consolidated one K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 7).

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at September 30, 2017	$33,399	$70,374
Principal Amount at December 31, 2016	$33,553	$132,319
Carrying Value at September 30, 2017 (2)	$28,946	$69,425
Carrying Value at December 31, 2016 (2)	$28,332	$130,535
Pass-through rate of Notes issued	5.35%	4.00%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	September 30, 2017	December 31, 2016
Within 24 months	$70,374	$—
Over 24 months to 36 months	—	132,319
Over 36 months	33,399	33,553
Total outstanding principal	103,773	165,872
Discount	(4,567)	(5,589)
Debt Issuance Cost	(835)	(1,416)
Carrying value	$98,371	$158,867

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of September 30, 2017 and December 31, 2016, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for Riverchase Landing and The Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017
	Investment securities, available for sale, at fair value	Receivables and other assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$46,623	$73	$—	$—	$46,696
Mezzanine loan on multi-family properties	—	—	6,875	—	6,875
Preferred equity investment on multi-family properties	—	—	115,703	10,242	125,945
Equity investment in entities that invest in multi-family properties	—	—	—	24,056	24,056
Total assets	$46,623	$73	$122,578	$34,298	$203,572

	December 31, 2016
	Investment securities, available for sale, at fair value	Receivables and other assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$43,897	$74	$—	$—	$43,971
Mezzanine loan on multi-family properties	—	—	18,881	—	18,881
Preferred equity investment on multi-family properties	—	—	81,269	18,928	100,197
Equity investment in entities that invest in multi-family properties	—	—	—	22,252	22,252
Total assets	$43,897	$74	$100,150	$41,180	$185,301

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $203.6 million and $185.3 million at September 30, 2017 and December 31, 2016, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

11.	Real Estate Held for Sale in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 10).

During the second quarter of 2017, Riverchase Landing determined to actively market its multifamily apartment community for sale. The Company anticipates completing a sale to a third party buyer in 2018. Accordingly, the Company classified the real estate assets in Riverchase Landing as held for sale as of September 30, 2017 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in Riverchase Landing as of June 5, 2017.

During the third quarter of 2017, The Clusters determined to actively market its multifamily apartment community for sale. The Company anticipates completing a sale to a third party buyer in 2018. Accordingly, the Company classified the real estate assets in The Clusters as held for sale as of September 30, 2017 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in The Clusters as of September 1, 2017.

The following is a provisional summary of the real estate held for sale in both Riverchase Landing and The Clusters as of September 30, 2017 (dollar amounts in thousands):

Land	$7,000
Building and improvements	53,435
Furniture, fixtures and equipment	2,078
Lease intangible	5,340
Real estate held for sale before accumulated depreciation and amortization	67,853
Accumulated depreciation (1)	(647)
Accumulated amortization of lease intangible (1)	(3,109)
Real estate held for sale in consolidated variable interest entities	$64,097

(1)
Depreciation and amortization expenses for the three months ended September 30, 2017 totaled $0.2 million and $0.9 million, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2017 totaled $0.6 million and $3.1 million, respectively.

No gain or loss was recognized by the Company or allocated to non-controlling interests related to the classification of the real estate assets as held for sale.

12.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or sell short TBAs, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Eurodollar futures	Derivative assets	$289	$1,175
TBA securities	Derivative assets	180,562	148,139
Interest rate swap futures	Derivative assets	1,228	444
Swaptions	Derivative assets	18	431
U.S. Treasury futures	Derivative liabilities	193	107
Interest rate swaps (1)	Derivative liabilities	274	384

(1)	Includes interest rate swaps in our Agency IO portfolio. There was no netting of interest rate swaps at September 30, 2017 and December 31, 2016.

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2017
Derivatives Not Designated as Hedging Instruments	December 31, 2016	Additions	Settlement, Expiration or Exercise	September 30, 2017
TBA securities	$149,000	$1,466,000	$(1,440,000)	$175,000
U.S. Treasury futures	17,100	123,900	(135,500)	5,500
Interest rate swap futures	(151,700)	413,800	(349,000)	(86,900)
Eurodollar futures	(2,575,000)	5,989,000	(5,054,000)	(1,640,000)
Options on U.S. Treasury futures	—	5,000	(5,000)	—
Swaptions	154,000	—	—	154,000
Interest rate swaps	15,000	—	—	15,000

	Notional Amount For the Nine Months Ended September 30, 2016
Derivatives Not Designated as Hedging Instruments	December 31, 2015	Additions	Settlement, Expiration or Exercise	September 30, 2016
TBA securities	$222,000	$2,925,000	$(2,866,000)	$281,000
U.S. Treasury futures	—	189,800	(146,400)	43,400
Interest rate swap futures	(137,200)	718,700	(700,300)	(118,800)
Eurodollar futures	(2,769,000)	4,134,000	(4,838,000)	(3,473,000)
Options on U.S. Treasury futures	28,000	91,000	(114,000)	5,000
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

The following tables present the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,
	2017		2016
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$1,470	$(265)	$4,981	$(2,547)
Eurodollar futures (1)	62	39	(1,674)	3,877
Interest rate swaps	—	36	—	65
Swaptions	—	171	—	190
U.S. Treasury and interest rate swap futures and options	(583)	505	462	(790)
Total	$949	$486	$3,769	$795

	Nine Months Ended September 30,
	2017		2016
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$3,285	$(1,080)	$13,489	$883
Eurodollar futures (1)	849	(886)	(3,180)	547
Interest rate swaps	—	110	—	40
Swaptions	—	239	—	212
U.S. Treasury and interest rate swap futures and options	(999)	699	(2,534)	(1,251)
Total	$3,135	$(918)	$7,775	$431

(1)	At September 30, 2017, the Eurodollar futures consist of 1,640 contracts with expiration dates ranging between December 2017 and June 2019.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At September 30, 2017 and December 31, 2016, our condensed consolidated balance sheets include TBA-related liabilities of $181.7 million and $148.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. There were no TBA sales netted against TBA purchases at September 30, 2017. There was $114.4 million netting of TBA sales against TBA purchases of $262.4 million at December 31, 2016.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	September 30, 2017	December 31, 2016
Interest rate swaps	Derivative asset	$80,000	$18	$—
Interest rate swaps	Derivative asset	65,000	—	108
Interest rate swaps	Derivative liabilities	150,000	—	6

The Company has netting arrangements by counterparty with respect to its interest rate swaps. There was no netting of interest rate swaps designated as hedging instruments at September 30, 2017.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2017	2016
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$102	$304
Unrealized loss on interest rate swaps	(84)	(607)
Balance at end of the period	$18	$(303)

The Company estimates that over the next 12 months, approximately none of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three and nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income-investment securities	$176	$—	$249	$—
Interest expense-investment securities	—	177	—	604

The following table presents information about our interest rate swaps (includes interest rate swaps in our Agency IO portfolio) whereby we receive floating rate payments in exchange for fixed rate payments as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	September 30, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$80,000	0.71%	1.23%	$215,000	0.83%	0.74%
2019	10,000	2.25%	1.32%	10,000	2.25%	0.97%
Total	$90,000	0.88%	1.24%	$225,000	0.90%	0.75%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	September 30, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	1.33%	$5,000	1.80%	1.00%
Total	$5,000	1.80%	1.33%	$5,000	1.80%	1.00%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2017 and December 31, 2016. The Company had $7.9 million and $6.1 million of restricted cash related to margin posted for its agreements as of September 30, 2017 and December 31, 2016, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

13.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At September 30, 2017, the Company had repurchase agreements with an outstanding balance of $608.3 million and a weighted average interest rate of 2.33%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017			December 31, 2016
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$80,327	$85,117	$85,990	$102,088	$109,552	$110,903
Agency Fixed Rate	248,936	261,450	270,587	289,619	308,411	318,544
Agency IOs/U.S. Treasury Securities	26,048	36,702	47,913	60,862	82,153	93,819
Non Agency	48,773	64,917	63,792	113,749	150,944	149,969
CMBS (1)	204,220	283,669	221,440	206,824	294,083	216,092
Balance at end of the period	$608,304	$731,855	$689,722	$773,142	$945,143	$889,327

(1)
Includes first loss tranche PO and mezzanine CMBS securities with a fair value amounting to $237.8 million and $254.6 million included in the Consolidated K-Series as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the average days to maturity for financing arrangements were 18 days and 12 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements at September 30, 2017 and December 31, 2016 amounts to $0.5 million and $1.1 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Contractual Maturity	September 30, 2017	December 31, 2016
Within 30 days	$608,304	$729,134
Over 30 days to 90 days	—	44,008
Over 90 days	—	—
Total	$608,304	$773,142

As of September 30, 2017, the outstanding balance under our financing arrangements was funded at an advance rate of 87.8% that implies an average haircut of 12.2%. As of September 30, 2017, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Non-Agency RMBS, CMBS and Agency IOs was approximately 4%, 25%, 20% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At September 30, 2017 and December 31, 2016, the Company had financing arrangements with eight counterparties. As of September 30, 2017, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. At December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.1%. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of September 30, 2017, our available liquid assets included unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $101.9 million in cash and cash equivalents, $8.9 million in overnight deposits in our Agency IO portfolio included in restricted cash and $243.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2017 included $35.1 million of Agency RMBS, $139.9 million of CMBS and $68.1 million of Non-Agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 58.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

14.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of $200.0 million and a maximum uncommitted principal amount of $50.0 million to fund its distressed residential mortgage loan portfolio, expiring on December 13, 2017. The outstanding balance on this master repurchase agreement as of September 30, 2017 and December 31, 2016 amounts to approximately $140.3 million and $193.8 million, respectively, bearing interest at one month LIBOR plus 2.50% (3.74% and 3.26% at September 30, 2017 and December 31, 2016, respectively). The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

In November 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the future purchase of residential mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the committed principal amount to $25.0 million and expires on November 24, 2018. The outstanding balance on this master repurchase agreement as of September 30, 2017 amounts to approximately $20.7 million, bearing interest at one-month LIBOR plus 3.50% (4.74% at September 30, 2017). There was no outstanding balance on this master repurchase agreement as of December 31, 2016.

During the term of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of November 7, 2017.

15.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2017 and December 31, 2016, the Company had Residential CDOs outstanding of $76.9 million and $91.7 million, respectively. As of September 30, 2017 and December 31, 2016, the current weighted average interest rate on these Residential CDOs was 1.85% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $83.1 million and $98.3 million at September 30, 2017 and December 31, 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of September 30, 2017 and December 31, 2016, had a net investment in the residential securitization trusts of $4.6 million and $4.4 million, respectively.

16.	Debt

Convertible Notes

On January 23, 2017, the Company completed the issuance and sale to an underwriter, $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of the underwriter's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes will be permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately proceeding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company's subordinated debentures and any of its other indebtedness that is expressly subordinated in right of payment to the Convertible Notes.

During the nine months ended September 30, 2017, none of the Convertible Notes were converted. As of November 7, 2017, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 7, 2017, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 10). Both Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of September 30, 2017.

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 10). KRVI's real estate under development is subject to a note payable of $6.0 million that has an unused commitment of $2.4 million as of September 30, 2017. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of November 7, 2017.

The mortgages and notes payable in the consolidated VIEs are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of September 30, 2017	Maturity Date	Interest Rate	Net Deferred Finance Costs
Riverchase Landing	10/2/2015 (1)	$23,674	11/1/2022	3.88%	$194
The Clusters	6/30/2014	$27,917	7/6/2024	4.49%	$68
KRVI	12/16/2016	$6,013	12/16/2019	6.00%	$—

(1)	Origination date of 10/26/2012

As of September 30, 2017, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Fiscal Year	Total
2017	$—
2018	—
2019	6,013
2020	—
2021	—
2022	161,674
Thereafter	72,917
$240,604

17.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2017.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2017, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

18.	Fair Value of Financial Instruments

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

a.
Investment Securities Available for Sale – Fair value for the investment securities in our portfolio, except the CMBS held in securitization trusts, are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. Dealer valuations typically incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be classified as a Level 3 security and, as a result, management will determine fair value by modeling the security based on its specific characteristics and available market information. Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities, except the CMBS held in securitization trusts, are valued based upon readily observable market parameters and are classified as Level 1 or 2 fair values.

The Company’s CMBS held in securitization trusts are comprised of securities for which there are not substantially similar securities that trade frequently. The Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 10.6%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

f.
Residential Mortgage Loans - Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans and second lien mortgages, are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for first lien mortgages is determined using prices obtained from a third party pricing service. The fair value is based upon cash flow models that primarily use market-based inputs such as current interest and discount rates but also include unobservable market data inputs such as prepayment speeds, default rates and loss severities. The fair value for second lien residential loans is based upon an internal cash flow model that considers current interest rates, prepayment speeds, default rates, and loss severities.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$415,032	$—	$415,032	$—	$526,363	$—	$526,363
Non-Agency RMBS	—	133,022	—	133,022	—	163,284	—	163,284
U.S. Treasury Securities	2,924	—	—	2,924	2,887	—	—	2,887
CMBS	—	76,560	46,623	123,183	—	82,545	43,897	126,442
Multi-family loans held in securitization trusts	—	—	8,399,334	8,399,334	—	—	6,939,844	6,939,844
Residential mortgage loans, at fair value	—	—	69,512	69,512	—	—	17,769	17,769
Derivative assets:
TBA Securities	—	180,562	—	180,562	—	148,139	—	148,139
Interest rate swap futures	1,228	—	—	1,228	444	—	—	444
Interest rate swaps	—	18	—	18	—	108	—	108
Swaptions	—	18	—	18	—	431	—	431
Eurodollar futures	289	—	—	289	1,175	—	—	1,175
Investment in unconsolidated entities	—	—	41,026	41,026	—	—	60,332	60,332
Total	$4,441	$805,212	$8,556,495	$9,366,148	$4,506	$920,870	$7,061,842	$7,987,218
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$7,990,619	$7,990,619	$—	$—	$6,624,896	$6,624,896
Derivative liabilities:
U.S. Treasury futures	193	—	—	193	107	—	—	107
Interest rate swaps	—	274	—	274	—	391	—	391
Total	$193	$274	$7,990,619	$7,991,086	$107	$391	$6,624,896	$6,625,394

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2017 and 2016, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$7,061,842	$7,214,587
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	38,978	215,325
Included in other comprehensive income	208	178
Purchases	1,598,018	13,326
Transfers in (2)	—	52,176
Transfers out (3)	—	(56,756)
Contributions	1,300	2,000
Paydowns/Distributions	(139,751)	(93,129)
Sales	(4,100)	—
Balance at the end of period	$8,556,495	$7,340,018

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, interest income from residential mortgage loans, realized gain on distressed residential mortgage loans, net gain on residential mortgage loans at fair value, unrealized gain on multi-family loans and debt held in securitization trusts, and other income.

(2)
Transfers into Level 3 include investments in unconsolidated entities held by RiverBanc and RBMI for which the Company accounts under the equity method of accounting with a fair value election. These transfers in are a result of the Company's acquisition of the outstanding membership interests in RiverBanc and RBMI that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements (see Note 23).

(3)
Transfers out of Level 3 represent the Company's previously held membership interests in RBMI and RBDHC that were accounted for under the equity method of accounting with a fair value election. These transfers out are a result of the Company's acquisition of the outstanding membership interests in RBMI and RBDHC that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements (see Note 23).

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2017 and 2016, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$6,624,896	$6,818,901
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	(1,389)	186,855
Purchases	1,472,073	—
Paydowns	(104,961)	(91,901)
Balance at the end of period	$7,990,619	$6,913,855

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 multi-family loans and debt held in securitization trusts for the three and nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in unrealized (losses) gains – assets	$(19,767)	$(17,722)	$56,995	$237,934
Change in unrealized gains (losses) – liabilities	22,120	18,460	(51,811)	(235,594)
Net change in unrealized gains included in earnings for assets and liabilities	$2,353	$738	$5,184	$2,340

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$7,201	$7,201	$—	$—	$9,050	$9,050
Real estate owned held in residential securitization trusts	—	—	742	742	—	—	150	150

The following table presents losses (gains) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2017 and 2016, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(199)	$102	$6	$534
Real estate owned held in residential securitization trusts	297	46	303	23

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$101,904	$101,904	$83,554	$83,554
Investment securities available for sale (1)	Level 1, 2 or 3	674,161	674,161	818,976	818,976
Residential mortgage loans held in securitization trusts (net)	Level 3	79,875	77,412	95,144	88,718
Distressed residential mortgage loans, at carrying value (2)	Level 3	369,651	374,169	503,094	504,915
Residential mortgage loans, at fair value	Level 3	69,512	69,512	17,769	17,769
Multi-family loans held in securitization trusts	Level 3	8,399,334	8,399,334	6,939,844	6,939,844
Derivative assets	Level 1 or 2	182,115	182,115	150,296	150,296
Mortgage loans held for sale (net) (3)	Level 3	6,797	6,899	7,847	7,959
Mortgage loans held for investment (3)	Level 3	1,760	1,900	19,529	19,641
Mezzanine loan and preferred equity investments (4)	Level 3	122,578	124,436	100,150	101,408
Investment in unconsolidated entities (5)	Level 3	51,268	51,342	79,259	79,390
Receivable for securities sold	Level 1	1,261	1,261	—	—
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	608,304	608,304	773,142	773,142
Financing arrangements, residential mortgage loans	Level 2	160,562	160,562	192,419	192,419
Residential collateralized debt obligations	Level 3	76,867	72,428	91,663	85,568
Multi-family collateralized debt obligations	Level 3	7,990,619	7,990,619	6,624,896	6,624,896
Securitized debt	Level 3	98,371	105,768	158,867	163,884
Derivative liabilities	Level 1 or 2	467	467	498	498
Payable for securities purchased	Level 1	181,718	181,718	148,015	148,015
Subordinated debentures	Level 3	45,000	44,989	45,000	43,132
Convertible notes	Level 2	128,273	138,697	—	—

(1)	Includes $46.6 million and $43.9 million of investment securities for sale held in securitization trusts as of September 30, 2017 and December 31, 2016, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $134.0 million and $195.3 million at September 30, 2017 and December 31, 2016, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $235.7 million and $307.7 million at September 30, 2017 and December 31, 2016, respectively.

(3)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(4)	Includes mezzanine loan and preferred equity investments accounted for as loans (see Note 9).

(5)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $41.0 million and $60.3 million at September 30, 2017 and December 31, 2016, respectively (see Note 8).

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

g.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature.

h.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

i.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

j.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

k.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

l.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

19.	Stockholders' Equity

(a)	Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of September 30, 2017 and December 31, 2016, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of September 30, 2017 and December 31, 2016, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through September 30, 2017, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock and Series C Preferred Stock declared from January 1, 2016 through September 30, 2017 :

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

September 14, 2017	October 1, 2017	October 15, 2017	$0.484375	September 14, 2017	October 1, 2017	October 15, 2017	$0.4921875
June 14, 2017	July 1, 2017	July 15, 2017	0.484375	June 14, 2017	July 1, 2017	July 15, 2017	0.4921875
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	March 16, 2017	April 1, 2017	April 15, 2017	0.4921875
December 15, 2016	January 1, 2017	January 15, 2017	0.484375	December 15, 2016	January 1, 2017	January 15, 2017	0.4921875
September 15, 2016	October 1, 2016	October 15, 2016	0.484375	September 15, 2016	October 1, 2016	October 15, 2016	0.4921875
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	June 16, 2016	July 1, 2016	July 15, 2016	0.4921875
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	March 18, 2016	April 1, 2016	April 15, 2016	0.4921875

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2016 and ended September 30, 2017:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2017	September 14, 2017	September 25, 2017	October 25, 2017	$0.20
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20
Fourth Quarter 2016	December 15, 2016	December 27, 2016	January 26, 2017	0.24
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24

(c)	Public Offering of Common Stock

There were no underwritten public offerings of common stock during the three and nine months ended September 30, 2017.

(d)	Equity Distribution Agreements

On August 10, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $100.0 million, from time to time through Credit Suisse. The Company has no obligation to sell any of the shares of common stock issuable under the Equity Distribution Agreement and may at any time suspend solicitations and offers under the Equity Distribution Agreement.

The Equity Distribution Agreement replaces the Company’s prior equity distribution agreements with JMP Securities LLC and Ladenburg Thalmann & Co. Inc. dated as of March 20, 2015 and August 25, 2016, respectively (the “Prior Equity Distribution Agreements”), pursuant to which up to $39.3 million of aggregate value of the Company's common stock and Series B Preferred Stock remained available for issuance immediately prior to termination. The Prior Equity Distribution Agreements were terminated effective on August 7, 2017.

There were no shares of common stock issued under the Prior Equity Distribution Agreements and the Equity Distribution Agreement during the three months ended September 30, 2017 . During the nine months ended September 30, 2017, the Company issued 87,737 shares of its common stock under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million after deducting the placement fees. During the three and nine months ended September 30, 2016, the Company issued no shares under the Prior Equity Distribution Agreements. As of September 30, 2017, approximately $100.0 million of securities remains available for issuance under the Equity Distribution Agreement.

20.	Earnings Per Share

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

During the three and nine months ended September 30, 2017, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. There were no dilutive instruments for the three and nine months ended September 30, 2016.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings per Common Share
Net income attributable to Company	$27,845	$23,268	$61,364	$54,654
Less: Preferred stock dividends	(3,225)	(3,225)	(9,675)	(9,675)
Net income attributable to Company's common stockholders	$24,620	$20,043	$51,689	$44,979
Basic weighted average common shares outstanding	111,886	109,569	111,824	109,487
Basic Earnings per Common Share	$0.22	$0.18	$0.46	$0.41

Diluted Earnings per Common Share:
Net income attributable to Company	27,845	23,268	61,364	54,654
Less: Preferred stock dividends	(3,225)	(3,225)	(9,675)	(9,675)
Add back: Interest expense on convertible notes for the period, net of tax	2,428	—	6,982	—
Net income attributable to Company's common stockholders	$27,048	$20,043	$58,671	$44,979
Weighted average common shares outstanding	111,886	109,569	111,824	109,487
Net effect of assumed convertible notes conversion to common shares	19,694	—	18,107	—
Diluted weighted average common shares outstanding	131,580	109,569	129,931	109,487
Diluted Earnings per Common Share	$0.21	$0.18	$0.45	$0.41

21.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At September 30, 2017, there are 94,043 common shares reserved for issuance under the 2010 Plan in connection with an outstanding performance share award.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. The Company’s non-employee directors have been issued 58,920 shares under the 2017 Plan as of September 30, 2017. The Company’s employees have been issued 6,258 shares under the 2017 Plan as of September 30, 2017. At September 30, 2017, there were 6,258 shares of non-vested restricted stock outstanding under the 2017 Plan.

Of the common stock authorized at December 31, 2016, 326,663 shares were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 265,934 shares collectively under the 2010 and 2017 Plans as of September 30, 2017. The Company's non-employee directors had been issued 207,014 shares under the 2010 plan as of December 31, 2016. The Company’s employees have been issued 895,201 and 562,280 restricted shares collectively under the 2010 and 2017 Plans as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, there were 422,928 and 319,058 shares of non-vested restricted stock outstanding collectively under the 2010 and 2017 Plans.

(a)	Restricted Common Stock Awards

During the three and nine months ended September 30, 2017, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.8 million and $1.5 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million and $0.7 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the nine months ended September 30, 2017 and 2016.

A summary of the activity of the Company's non-vested restricted stock for the nine months ended September 30, 2017 and 2016, respectively, is presented below:

	2017		2016
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	319,058	$6.40	280,457	$7.63
Granted	332,921	6.54	160,453	5.11
Vested	(229,051)	6.67	(121,852)	7.54
Non-vested shares as of September 30	422,928	6.36	319,058	6.40
Weighted-average fair value of restricted stock granted during the period	332,921	$6.54	160,453	$5.11

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2017 and 2016, the Company had unrecognized compensation expense of $1.9 million and $1.5 million, respectively, related to the non-vested shares of restricted common stock under the 2010 and 2017 Plans. The unrecognized compensation expense at September 30, 2017 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the nine months ended September 30, 2017 and 2016 was approximately $1.5 million and $0.6 million, respectively. The requisite service period for restricted shares at issuance is three years.

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

Compensation expense related to the PSA was $32.0 thousand and $95.1 thousand for the three and nine months ended September 30, 2017. As of September 30, 2017, there was $0.1 million of unrecognized compensation cost related to the non-vested portion of the PSA.

22.	Income Taxes

For the three and nine months ended September 30, 2017 and September 30, 2016, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and nine months ended September 30, 2017 and September 30, 2016 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense	$541	$326	$2,280	$2,581
Deferred income tax (benefit) expense	(34)	(163)	(93)	139
Total provision	$507	$163	$2,187	$2,720

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2017 and December 31, 2016 are as follows (dollar amounts in thousands):

	September 30, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforward	$2,174	$2,287
Net capital loss carryforward	—	1,123
GAAP/Tax basis differences	3,556	3,059
Total deferred tax assets (1)	5,730	6,469
Deferred tax liabilities
Deferred tax liabilities	200	303
Total deferred tax liabilities (2)	200	303
Valuation allowance (1)	(5,248)	(5,978)
Total net deferred tax asset	$282	$188

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2017, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $4.8 million. The Company’s carryforward net operating losses will expire between 2033 and 2037 if they are not offset by future taxable income. At September 30, 2017, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company's federal, state and city income tax returns are subject to examination by the Internal Revenue Service and related tax authorities generally for three years after they were filed. The Company has assessed its tax positions for all open years and concluded that there are no material uncertainties to be recognized.

In addition, based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

23.	Business Combinations

On May 16, 2016 (the “Acquisition Date”), the Company acquired the outstanding common equity interests in RiverBanc, RBMI, and RBDHC (collectively, the “Acquirees”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100%. The results of the Acquirees’ operations have been included in the condensed consolidated financial statements since the Acquisition Date. Prior to the Acquisition Date, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm that was founded in 2010 and has sourced and managed direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager of the Company pursuant to an investment management agreement, for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.  In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multi-family investments. The Company has achieved certain synergies related to processes and personnel as a result of this internalization.  Prior to the completion of the acquisitions described above, Donlon Family LLC beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively.
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
The contingent consideration includes two components:

•
A cash holdback in the amount of $3.0 million to be released to Donlon Family LLC upon the purchase of $3.0 million in Company common shares on the open market within 90 days of the Acquisition Date. This cash holdback was paid to Donlon Family LLC on June 10, 2016 upon satisfaction of the conditions to the release of this holdback.

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

(6)
Represents third-party ownership of KRVI membership interests (see Note 10). The Company consolidates its investment in KRVI. The third-party ownership in KRVI is represented in the condensed consolidated financial statements and the pro forma net income attributable to the Company's common stockholders as non-controlling interests. The fair value of the non-controlling interests in KRVI was estimated to be $3.1 million. The fair value of the non-controlling interests in KRVI, a private company, was estimated using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying real estate.

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

The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the nine months ended September 30, 2016 (dollar amounts in thousands):

For the Nine Months Ended September 30,
2016
Revenue	$272,074
Net income attributable to Company's common stockholders	$42,077

Basic pro forma earnings per share	$0.38
Diluted pro forma earnings per share	$0.38
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

24.	Related Party Transactions

The Company terminated its management agreement with RiverBanc on May 17, 2016 as a result of the Company's acquisition of the remaining 80% membership interest in RiverBanc, which resulted in consolidation of RiverBanc into the Company's financial statements (see Note 23). Prior to May 16, 2016, RiverBanc sourced and managed direct and indirect investments in multi-family properties on behalf of the Company pursuant to a management agreement entered into on April 5, 2011 and amended on March 13, 2013. The amended and restated management agreement had an effective date of January 1, 2013 and had an initial term that expired on December 31, 2015 and was subject to annual automatic one-year renewals (subject to any notice of termination).

Prior to May 16, 2016, the Company owned a 20% membership interest in RiverBanc. For the nine months ended September 30, 2016, the Company recognized approximately $0.1 million in equity income related to its investment in RiverBanc.

For the nine months ended September 30, 2016, the Company expensed $1.8 million in fees to RiverBanc.

25. Subsequent Events

On October 13, 2017, the Company closed on an underwritten public offering of 5,400,000 shares of the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock"), including 400,000 shares of Series D Preferred Stock issued pursuant to the partial exercise of the underwriters' option to purchase up to 750,000 additional shares. Holders of Series D Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 15, 2027 at a fixed rate equal to 8.00% per annum of the$25.00 per share liquidation preference (equivalent to $2.00 per annum per share) and (ii) from and including October 15, 2027 at a floating rate equal to three-month LIBOR plus a spread of 5.695% per annum of the $25.00 per share liquidation preference. The Series D Preferred Stock is not redeemable by the Company prior to October 15, 2027, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. The issuance and sale of the 5,400,000 shares of Series D Preferred Stock resulted in total net proceeds to the Company of approximately $130.4 million after deduction of underwriting discounts and commissions and estimated offering expenses.

On October 27, 2017, the Company purchased $36.7 million in first loss tranche PO and certain IO securities issued by a Freddie Mac-sponsored multi-family K-Series securitization collateralized by multi-family loans in the amount of approximately $1.3 billion.

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

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; "Agency fixed-rate RMBS" refers to Agency RMBS comprised of fixed-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans and re-performing and non-performing loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of September 30, 2017 and December 31, 2016, six and five separate Freddie Mac-sponsored multi-family loan K-Series securitizations, respectively, that we have determined are Consolidated VIEs and of which we or one of our special purpose entities (“SPEs”) own the first loss PO securities, certain IO securities or other classes of securities; “Variable Interest Entity” and “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

In recent years, we have transitioned our portfolio to one focused increasingly on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. Consistent with this approach to capital allocation, we acquired an additional $317.3 million of residential and multi-family credit assets during the nine months ended September 30, 2017. The investment and capital allocation decisions of our Company and our external managers depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. Given current market conditions, we anticipate continuing our pursuit of credit assets, but may also deploy capital to non-credit assets, including, without limitation, Agency RMBS, that we believe will compensate us appropriately for the risks associated with them.

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

Key Third Quarter 2017 Developments

Residential Mortgage Loan Activity

During the third quarter of 2017, we sold pools of residential mortgage loans, including distressed residential mortgage loans with a carrying value of approximately $57.9 million for aggregate proceeds of approximately $65.2 million, which resulted in a net realized gain, before income taxes, of approximately $7.3 million.

We acquired residential mortgage loans, including distressed residential mortgage loans and second lien mortgages, for an aggregate cost of approximately $43.6 million during the third quarter of 2017.

Multi-Family Activity

During the third quarter of 2017, we received proceeds of approximately $41.5 million on sales of CMBS investment securities available for sale realizing a gain of approximately $4.9 million.

We funded $34.6 million in mezzanine loan and preferred equity investments in owners of multi-family properties during the third quarter of 2017.

During the third quarter of 2017, three investments in unconsolidated entities sold their underlying multi-family properties, for which we received proceeds of $25.7 million, realizing income of approximately $3.7 million.

We received $6.2 million in proceeds for the payoff of a mezzanine loan realizing income of $1.3 million during the third quarter of 2017.

Third Quarter 2017 Common Stock and Preferred Stock Dividends

On September 14, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended September 30, 2017. The dividend was paid on October 25, 2017 to our common stockholders of record as of September 25, 2017.

On September 14, 2017, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on October 15, 2017 to our Series B Preferred stockholders of record as of October 1, 2017.

Also on September 14, 2017, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on October 15, 2017 to our Series C Preferred stockholders of record as of October 1, 2017.

Subsequent Events

On October 13, 2017, the Company closed on an underwritten public offering of 5,400,000 shares of the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock"), including 400,000 shares of Series D Preferred Stock issued pursuant to the underwriters' exercise of its option to purchase up to 750,000 additional shares. The issuance and sale of the 5,400,000 shares of Series D Preferred Stock resulted in total net proceeds to the Company of approximately $130.4 million after deduction of underwriting discounts and commissions and estimated offering expenses.

On October 27, 2017, the Company purchased $36.7 million in first loss tranche PO and certain IO securities issued by a Freddie Mac-sponsored multi-family K-Series securitization collateralized by multi-family loans in the amount of approximately $1.3 billion.

Current Market Conditions and Commentary

General. The third quarter of 2017 was marked by steady global economic expansion and low volatility. Given the stable and healthy backdrop of data for the global economy, central bankers have indicated a desire to continue a gradual reduction in monetary policy stimulus. U.S. economic data released over the past quarter suggests that the U.S. economy has continued its solid recovery from a lackluster first quarter, with U.S. gross domestic product (“GDP”) estimated to have grown by 3.0% (advance estimate) in the third quarter of 2017, which was consistent with the strong showing of 3.1% growth posted for the second quarter of 2017. U.S. GDP grew just 1.2% during the first quarter of 2017 and 1.8% for the year ended December 31, 2016.
The U.S. labor market continued to expand during the third quarter of 2017, although the levels of job growth in September were likely negatively impacted by regional disruptions related to multiple major hurricanes. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.2% as of the end of September 2017, while total nonfarm payroll employment posted an average monthly increase of 91,000 jobs during the three months ended September 30, 2017 as compared to an average monthly increase of 172,000 jobs for the twelve months ended September 30, 2017.
Federal Reserve and Monetary Policy.  In view of realized and expected labor market conditions and inflation, the Federal Reserve determined at its September 2017 meeting to leave the federal funds rate unchanged at 1.0% to 1.25%. At its meeting in September 2017, the Federal Reserve also announced that it will initiate its balance sheet normalization program as described in June 2017. As part of this normalization program, effective in October 2017, the Federal Reserve will allow its holdings of maturing U.S. Treasury securities and Agency debt and RMBS to decline by up to $6 billion and $4 billion, respectively, on a monthly basis going forward. The Federal Reserve has indicated its expectations for additional rate hikes in the near future, with the central tendency from the Federal Reserve’s meeting in September 2017 projecting a federal funds rate of between 1.1% and 1.4% by the end of 2017 and 1.9% and 2.4% by the end of 2018. While market reaction to the Federal Reserve’s 2017 rate hikes has been largely uneventful, renewed uncertainty surrounding the speed at which the Federal Reserve will tighten its monetary policy could result in higher volatility in future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.
Single-Family Homes and Residential Mortgage Market.  The residential real estate market displayed signs of continued growth during 2016 and the first half of 2017, and initial data from the third quarter of 2017 suggests that trend continued. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2017 showed that, on average, home prices increased 5.9% for the 20-City Composite over August 2016. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 810,000 and 809,000 during the three and nine months ended September 30, 2017, respectively, as compared to an annual rate of 785,000 for the year ended December 31, 2016. Continued improvement in single-family housing fundamentals is generally expected to have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.
Multi-Family Housing.  Apartments and other residential rental properties performed well in 2016 and have performed solidly to date in 2017. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 391,000 and 396,000 during the three and nine months ended September 30, 2017, respectively, as compared to 375,000 for the year ended December 31, 2016. Moreover, even with the supply expansion in recent years, vacancy trends in the multi-family sector have improved. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 38 for the second quarter of 2017, which is the best score recorded by the index since the second quarter of 2015. Strength in the multi-family housing sector has contributed to valuation improvements for many of the multi-family properties in which we have directly or indirectly invested in.

Credit Spreads.  Credit spreads tightened further during the third quarter of 2017 amid what appears to be a growing “risk-on” sentiment among investors. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.
Financing Markets.  During the third quarter of 2017, movement in the 10-Year U.S. Treasury yield was relatively flat, with the 10-year U.S. Treasury ranging from 2.06% to 2.39% during the quarter and closing the quarter at 2.33%. During the third quarter of 2017, the Treasury curve continued to flatten with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 86 basis points, down 7 basis points from June 30, 2017. This spread is important as it is indicative of opportunities for investing in levered assets.
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

The Company’s valuation methodologies are described in “Note 18 – Fair Value of Financial Instruments” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – As of September 30, 2017 and December 31, 2016, we owned 100% of the first loss tranche of securities of the Consolidated K-Series (as defined in Note 2 to our condensed consolidated financial statements included in this report). The Consolidated K-Series collectively represents, as of September 30, 2017 and December 31, 2016, six and five separate Freddie Mac sponsored multi-family loan K-Series securitizations, respectively, of which we or one of our SPEs own the first loss PO securities, certain IO securities and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our condensed consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for its Agency IO strategy, certain of its investments in unconsolidated entities, the Consolidated K-Series and certain acquired residential mortgage loans including both first and second lien mortgages.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

At September 30, 2017:

	Agency RMBS(1)	Agency IOs	Multi- Family (2)	Distressed Residential (3)	Other (4)	Total
Carrying value	$377,316	$40,641	$723,170	$535,520	$136,304	$1,812,951
Liabilities:
Callable (5)	(329,263)	(26,048)	(204,220)	(188,817)	(20,517)	(768,865)
Non-callable	—	—	(28,946)	(69,425)	(121,867)	(220,238)
Convertible	—	—	—	—	(128,273)	(128,273)
Hedges (Net) (6)	750	7,045	—	—	—	7,795
Cash (7)	3,775	13,283	11,263	12,882	86,923	128,126
Goodwill	—	—	—	—	25,222	25,222
Other	1,109	4,925	(5,385)	12,501	(23,863)	(10,713)
Net capital allocated	$53,687	$39,846	$495,882	$302,661	$(46,071)	$846,005
% of capital allocated	6.3%	4.7%	58.7%	35.8%	(5.5)%	100%

(1)	Includes both Agency ARMs and Agency fixed-rate RMBS.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of September 30, 2017 follows:

Multi-family loans held in securitization trusts, at fair value	$8,399,334
Multi-family CDOs, at fair value	(7,990,619)
Net carrying value	408,715
Investment securities available for sale, at fair value	123,183
Total CMBS, at fair value	531,898
Mezzanine loan, preferred equity investments and investments in unconsolidated entities	162,639
Real estate under development	21,877
Real estate held for sale in consolidated variable interest entities	64,097
Mortgages and notes payable in consolidated variable interest entities	(57,342)
Financing arrangements, portfolio investments	(204,220)
Securitized debt	(28,946)
Cash and other	5,879
Net Capital in Multi-Family	$495,882

(3)
Includes $369.7 million of distressed residential loans, $28.0 million of distressed residential mortgage loans, at fair value and $133.0 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $79.9 million, residential mortgage loans, at fair value of $41.5 million, investments in unconsolidated entities amounting to $11.2 million and mortgage loans held for sale and mortgage loans held for investment totaling $3.5 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Non-callable liabilities consist of $45.0 million in subordinated debentures and $76.9 million in residential collateralized debt obligations.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(7)
Includes $8.9 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes and $12.9 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

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

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $95.1 million, residential mortgage loans, at fair value of $17.8 million, investments in unconsolidated entities amounting to $9.7 million and mortgage loans held for sale and mortgage loans held for investment totaling $21.3 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Non-callable liabilities consist of $45.0 million in subordinated debentures and $91.7 million in residential collateralized debt obligations.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016

For the three and nine months ended September 30, 2017, we reported net income attributable to the Company's common stockholders of $24.6 million and $51.7 million, respectively, as compared to net income attributable to the Company's common stockholders of $20.0 million and $45.0 million for the respective periods in 2016. The main components of the change in net income for the three and nine months ended September 30, 2017 as compared to the respective periods in 2016 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Net interest income	$13,320	$15,518	$(2,198)	$42,947	$49,824	$(6,877)
Total other income	$24,918	$16,632	$8,286	$49,798	$35,563	$14,235
Total general, administrative and operating expenses	$10,996	$8,705	$2,291	$32,791	$28,001	$4,790
Income from operations before income taxes	$27,242	$23,445	$3,797	$59,954	$57,386	$2,568
Income tax expense	$507	$163	$344	$2,187	$2,720	$(533)
Net income attributable to Company	$27,845	$23,268	$4,577	$61,364	$54,654	$6,710
Preferred stock dividends	$3,225	$3,225	$—	$9,675	$9,675	$—
Net income attributable to Company's common stockholders	$24,620	$20,043	$4,577	$51,689	$44,979	$6,710
Basic earnings per common share	$0.22	$0.18	$0.04	$0.46	$0.41	$0.05
Diluted earnings per common share	$0.21	$0.18	$0.03	$0.45	$0.41	$0.04

Net Interest Income

The decrease in net interest income of approximately $2.2 million for the three months ended September 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
A decrease in net interest income of approximately $2.7 million in our distressed residential portfolio due to a decrease in net interest income from our distressed residential mortgage loans of approximately $3.0 million, partially offset by an increase in net interest income on our non-Agency RMBS of approximately $0.3 million. Net interest income on our distressed residential mortgage loans decreased due to decreases in average interest earning assets and asset yields and an increase in financing costs. Net interest income on our non-Agency RMBS increased due to an increase in asset yields.

•
A decrease in net interest income of approximately $0.4 million in our Agency IO portfolio primarily due to a decrease in average interest earning assets to $56.7 million in the 2017 period from $118.9 million during the 2016 period.

•
A decrease in net interest income of approximately $0.8 million in our Agency ARM and Agency fixed-rate RMBS portfolio due to a decrease in average interest earning assets in this portfolio and an increase in financing costs in the 2017 period compared to the corresponding period in 2016.

•
An increase in net interest income of approximately $4.0 million in our multi-family portfolio due to an increase in average interest earning assets to $536.5 million for the three months ended September 30, 2017 as compared to $341.6 million for the corresponding period in 2016, and a decrease in our average cost of funds in the 2017 period as compared to the same period in 2016. The increase in average interest earning assets can be primarily attributed to the acquisition of new multi-family CMBS and funding of preferred equity investments.

•	An increase in interest expense of $2.6 million related to the issuance in January 2017 of $138.0 million principal amount of Convertible Notes.

The decrease in net interest income of approximately $6.9 million for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•	A decrease in net interest income of approximately $2.0 million in our Agency RMBS portfolio due to a decrease in average interest earning assets in this portfolio and an increase in financing costs.

•
A decrease in net interest income of approximately $4.8 million in our Agency IO portfolio primarily due to a decrease in average interest earning assets to $71.2 million in the 2017 period from $129.3 million during the 2016 period and an increase in average prepayment rates.

•
A decrease in net interest income of approximately $5.4 million in our distressed residential portfolio due to a decrease in net interest income on our distressed residential mortgage loans of approximately $8.0 million partially offset by an increase in net interest income on our non-Agency RMBS of approximately $2.6 million. Net interest income on our distressed residential mortgage loans decreased due to decreases in average interest earning assets and asset yields and an increase in financing costs. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets to $151.3 million in the 2017 period as compared to $66.2 million in the corresponding period in 2016.

•
An increase in net interest income of approximately $11.7 million in our multi-family portfolio due to an increase in average interest earning assets to $507.9 million for the nine months ended September 30, 2017 as compared to $314.4 million in the corresponding period in 2016, and a decrease in our average cost of funds in the 2017 period as compared to the same period in 2016. Average interest earning assets in this portfolio increased due to new multi-family preferred equity investments made and CMBS purchased during the period.

•	An increase in interest expense of $7.2 million related to the issuance in January 2017 of $138.0 million principal amount in Convertible Notes.

Other Income

The increase in other income of approximately $8.3 million for the three months ended September 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
An increase in other income of $1.3 million, primarily due to income recognized from redemption of the Company's investments in unconsolidated entities during the three months ended September 30, 2017.

•	A decrease in net unrealized gain of $0.4 million primarily related to investment securities and related hedges in our Agency IO portfolio.

•
An increase in net realized gain of $1.8 million for the three months ended September 30, 2017 due to an increase in realized gains on CMBS, offset by decreases in net gains recognized on investment securities and related hedges in the Agency IO portfolio.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $1.6 million for the three months ended September 30, 2017 as compared to the corresponding period in 2016, primarily due to the increase in multi-family CMBS investments owned by us as compared to the same period in the prior year. As of September 30, 2017, the net carrying value of our multi-family CMBS, which measures unrealized gains and losses through earnings, increased to approximately $408.7 million from $307.5 million as of September 30, 2016.

•
An increase in income from operating real estate and real estate held for sale in consolidated variable interest entities of $2.4 million related to the consolidation of Riverchase Landing and The Clusters, which required consolidation of the entities' income and expenses in our condensed consolidated financial statements in accordance with GAAP.

•	An increase in net gain on residential mortgage loans, at fair value of $0.7 million, which included $0.5 million of realized gains from sale and $0.2 million of net unrealized gain.

The increase in other income of approximately $14.2 million for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 was primarily driven by:

•
An increase in realized gains on distressed residential mortgage loans of $9.0 million due to higher gains from increased sales activity during the 2017 period as compared to the corresponding period in 2016.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $2.8 million for the nine months ended September 30, 2017 as compared to the corresponding period in 2016, primarily due to the increase in multi-family CMBS investments owned by us as compared to the same period in the prior year.

•	A decrease in net unrealized loss of $3.3 million primarily related to investment securities and related hedges in our Agency IO portfolio.

•
A decrease in realized gain on investment securities and related hedges of $1.4 million primarily due to decreases in net gains recognized on investment securities and related hedges in the Agency IO portfolio partially offset by an increase in realized gains on CMBS.

•
An increase in income from operating real estate and real estate held for sale in consolidated variable interest entities of $4.7 million related to the consolidation of Riverchase Landing and The Clusters, which required consolidation of the entities' income and expenses in our condensed consolidated financial statements in accordance with GAAP.

•
A decrease in other income of $4.8 million, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with GAAP in 2016. No such income was recognized in 2017. This decrease was partially offset by income recognized from redemption of the Company's investments in unconsolidated entities during the nine months ended September 30, 2017.

•	An increase in net gain on residential mortgage loans, at fair value of $0.7 million, which included $0.5 million of realized gains from sale and $0.2 million of net unrealized gain.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
General, Administrative and Operating Expenses	2017	2016	$ Change	2017	2016	$ Change
Salaries, benefits and directors’ compensation	$2,456	$2,705	$(249)	$8,211	$6,765	$1,446
Professional fees	756	1,024	(268)	2,774	2,296	478
Base management and incentive fees	1,386	1,453	(67)	4,355	7,958	(3,603)
Expenses on distressed residential mortgage loans	2,225	2,398	(173)	6,682	8,332	(1,650)
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	3,143	—	3,143	7,558	—	7,558
Other	1,030	1,125	(95)	3,211	2,650	561
Total	$10,996	$8,705	$2,291	$32,791	$28,001	$4,790

For the three months ended September 30, 2017 as compared to the corresponding period in 2016, general, administrative and operating expenses increased by $2.3 million. The increase was driven by $3.1 million of expenses related to operating real estate and real estate held for sale in consolidated variable interest entities due to the consolidation of Riverchase Landing and The Clusters in our condensed consolidated financial statements in accordance with GAAP.

For the nine months ended September 30, 2017 as compared to the same period in 2016, general, administrative and operating expenses increased by $4.8 million. Beginning in the second quarter of 2017, the Company recognized expenses related to operating real estate and real estate held for sale in consolidated variable interest entities in the amount of $7.6 million due to the consolidation of Riverchase Landing and The Clusters in our condensed consolidated financial statements in accordance with GAAP. Salaries, benefits and directors’ compensation was driven higher during the 2017 period as compared to the same period in the prior year primarily due to the impact of the increase in employee headcount resulting from the RiverBanc acquisition for the full nine-month period in 2017.

The decline in base management and incentive fees during the nine months ended September 30, 2017 as compared to the same period in 2016 was due in part to the termination of the RiverBanc management agreement on May 17, 2016, resulting in a decrease of $1.8 million in fees to RiverBanc. In addition, base management fees on our distressed loan strategy decreased by $2.6 million for the nine months ended September 30, 2017, due in part to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016. For the nine months ended September 30, 2017, there was an increase in incentive fees earned amounting to $1.1 million as compared to the same period in 2016. The change in incentive fee earned is dependent on sale activity in our distressed residential loan strategy during the period.

The decrease in expenses related to distressed residential mortgage loans for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 can be attributed to a decrease in loan count as well as decreases in appraisal costs incurred during the 2017 periods as compared to the same periods in 2016.

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

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment type) for the three and nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

Three Months Ended September 30, 2017

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$1,623	$308	$15,279	$5,807	$1,335	$24,352
Interest Expense	(1,184)	(170)	(2,744)	(3,091)	(3,843)	(11,032)
Net Interest Income	$439	$138	$12,535	$2,716	$(2,508)	$13,320

Average Interest Earning Assets (2) (3)	$396,588	$56,735	$536,537	$531,050	$126,848	$1,647,758
Weighted Average Yield on Interest Earning Assets (4)	1.64%	2.17%	11.39%	4.37%	4.21%	5.91%
Average Cost of Funds (5)	(1.37)%	(2.35)%	(4.46)%	(4.28)%	(2.57)%	(3.10)%
Portfolio Net Interest Margin (6)	0.27%	(0.18)%	6.93%	0.09%	1.64%	2.81%

Nine Months Ended September 30, 2017

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$5,246	$1,303	$42,918	$22,765	$3,681	$75,913
Interest Expense	(3,388)	(575)	(7,614)	(10,745)	(10,644)	(32,966)
Net Interest Income	$1,858	$728	$35,304	$12,020	$(6,963)	$42,947

Average Interest Earning Assets (2) (3)	$418,867	$71,156	$507,891	$604,907	$123,644	$1,726,465
Weighted Average Yield on Interest Earning Assets (4)	1.67%	2.44%	11.27%	5.02%	3.97%	5.86%
Average Cost of Funds (5)	(1.25)%	(2.00)%	(4.42)%	(4.05)%	(2.51)%	(2.98)%
Portfolio Net Interest Margin (6)	0.42%	0.44%	6.85%	0.97%	1.46%	2.88%

Three Months Ended September 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$1,904	$1,222	$10,719	$9,398	$923	$24,166
Interest Expense	(652)	(718)	(2,179)	(3,958)	(1,141)	(8,648)
Net Interest Income	$1,252	$504	$8,540	$5,440	$(218)	$15,518

Average Interest Earning Assets (2) (3)	$491,843	$118,945	$341,637	$686,122	$122,825	$1,761,372
Weighted Average Yield on Interest Earning Assets (4)	1.55%	4.11%	12.55%	5.48%	3.01%	5.49%
Average Cost of Funds (5)	(0.58)%	(3.98)%	(6.55)%	(3.45)%	(2.39)%	(2.67)%
Portfolio Net Interest Margin (6)	0.97%	0.13%	6.00%	2.03%	0.62%	2.82%

Nine Months Ended September 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Other	Total
Interest Income	$6,469	$7,569	$29,115	$27,366	$2,615	$73,134
Interest Expense	(2,610)	(2,023)	(5,485)	(9,964)	(3,228)	(23,310)
Net Interest Income	$3,859	$5,546	$23,630	$17,402	$(613)	$49,824

Average Interest Earning Assets (2) (3)	$543,731	$129,281	$314,406	$614,670	$124,869	$1,726,957
Weighted Average Yield on Interest Earning Assets (4)	1.59%	7.81%	12.35%	5.94%	2.79%	5.65%
Average Cost of Funds (5)	(0.75)%	(3.21)%	(6.84)%	(3.80)%	(2.07)%	(2.61)%
Portfolio Net Interest Margin (6)	0.84%	4.60%	5.51%	2.14%	0.72%	3.04%

(1)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income in multi-family investments to our condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income, multi-family loans held in securitization trusts	$76,186	$62,126	$213,242	$187,427
Interest income, investment securities, available for sale (a)	2,463	1,281	7,689	3,461
Interest income, mezzanine loan and preferred equity investments (a)	3,660	2,671	9,822	6,010
Interest expense, multi-family collateralized debt obligation	67,030	55,359	187,835	167,783
Interest income, Multi-Family, net	15,279	10,719	42,918	29,115
Interest expense, investment securities, available for sale	2,036	609	5,504	821
Interest expense, securitized debt	708	1,570	2,110	4,664
Net interest income, Multi-Family	$12,535	$8,540	$35,304	$23,630

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

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

(5)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and Convertible Notes, for the respective periods. In the three months ended September 30, 2017, our subordinated debentures and Convertible Notes generated interest expense of approximately $0.6 million and $2.6 million, respectively. In the nine months ended September 30, 2017, our subordinated debentures and Convertible Notes generated interest expense of approximately $1.7 million and $7.2 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps and amortization of premium on our swaptions.

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

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed-Rate RMBS	Agency IOs	Residential Securitizations	Total Weighted Average
September 30, 2017	9.4%	12.8%	17.4%	18.2%	14.9%
June 30, 2017	16.5%	9.6%	17.5%	16.8%	14.7%
March 31, 2017	8.3%	10.6%	15.9%	5.1%	12.6%
December 31, 2016	21.7%	12.3%	19.4%	11.1%	16.9%
September 30, 2016	20.7%	10.0%	18.2%	15.9%	16.1%
June 30, 2016	17.6%	10.2%	15.6%	17.8%	14.6%
March 31, 2016	13.5%	7.9%	14.7%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	8.9%	15.1%

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

Financial Condition

As of September 30, 2017, we had approximately $10.3 billion of total assets, as compared to approximately $9.0 billion of total assets as of December 31, 2016. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of September 30, 2017 and December 31, 2016, the Consolidated K-Series assets amounted to approximately $8.4 billion and $7.0 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

The increase in total assets is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet for a Freddie Mac-sponsored multi-family loan securitization during the first quarter of 2017.

Balance Sheet Analysis

Investment Securities Available for Sale. At September 30, 2017, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At September 30, 2017, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in our investment securities available for sale as of September 30, 2017 as compared to December 31, 2016 is primarily related to sales of Agency RMBS, Non-Agency RMBS and CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	September 30, 2017		December 31, 2016
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$18,250	$19,070	$22,173	$23,203
2012	76,250	79,197	86,449	89,642
Total ARMs	94,500	98,267	108,622	112,845
Fixed
Prior to 2012	641	659	1,011	1,042
2012	271,162	278,391	317,974	327,132
2015	341	374	411	453
Total Fixed	272,144	279,424	319,396	328,627
IO
Prior to 2013	178,051	26,329	321,237	49,617
2013	29,081	4,765	87,142	14,635
2014	20,920	2,435	51,716	5,634
2015	5,952	1,024	55,338	9,578
2016	34,185	2,788	75,770	5,427
Total IOs	268,189	37,341	591,203	84,891

Total Agency RMBS	634,833	415,032	1,019,221	526,363

U.S. Treasury securities
2016	3,000	2,924	3,000	2,887
Total U.S. Treasury Securities	3,000	2,924	3,000	2,887

Non-Agency RMBS
2006	232	212	1,659	1,229
2015	—	—	27,574	27,643
2016	48,008	48,210	133,647	134,412
2017	84,054	84,600	—	—
Total Non-Agency RMBS	132,294	133,022	162,880	163,284

CMBS
Prior to 2013 (1)	825,263	46,623	835,447	43,897
2013	—	—	5,912	5,733
2014	—	—	2,500	2,158
2015	—	—	16,880	14,364
2016	40,853	43,309	64,873	60,290
2017	34,027	33,251	—	—
Total CMBS	900,143	123,183	925,612	126,442

Total	$1,670,270	$674,161	$2,110,713	$818,976

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at September 30, 2017 and December 31, 2016, respectively.

Residential Mortgage Loans.

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At September 30, 2017, residential mortgage loans held in securitization trusts totaled approximately $79.9 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.6 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.8% of which are ARM loans that are interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At September 30, 2017, the interest only period for the interest only ARM loans included in these securitizations has expired.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2017	252	$83,068	$79,875
December 31, 2016	287	$98,303	$95,144

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	September 30, 2017			December 31, 2016
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$424	$2,850	$48	$424	$2,850	$48
Current Coupon Rate	3.70%	5.50%	2.00%	3.35%	5.25%	1.63%
Gross Margin	2.37%	4.13%	1.13%	2.36%	4.13%	1.13%
Lifetime Cap	11.31%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	212	219	178	221	228	187
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	726	818	603	724	818	593
Original LTV	70.44%	95.00%	16.28%	69.80%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the nine months ended September 30, 2017 and 2016, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2017	$98,303	$623	$(3,782)	$95,144
Principal repayments	(14,190)	—	—	(14,190)
Provision for loan loss	—	—	(306)	(306)
Transfer to real estate owned	(1,045)	—	303	(742)
Charge-Offs	—	—	60	60
Amortization of premium	—	(91)	—	(91)
Balance, September 30, 2017	$83,068	$532	$(3,725)	$79,875

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(20,316)	—	—	(20,316)
Provision for loan loss	—	—	(557)	(557)
Transfer to real estate owned	(193)	—	—	(193)
Charge-Offs	574	—	123	697
Amortization of premium	—	(126)	—	(126)
Balance, September 30, 2016	$102,610	$649	$(3,833)	$99,426

Residential Mortgage Loans, at Fair Value

Residential mortgage loans, at fair value, include both first lien distressed residential loans and second lien residential loans that are presented at fair value on the Company's condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in net gain on residential mortgage loans at fair value on the Company’s condensed consolidated statements of operations.
The following table details our residential mortgage loans at fair value at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Fair Value (1)
September 30, 2017	775	$73,546	$69,512
December 31, 2016	259	17,540	17,769

(1)	Residential mortgage loans at, at fair value includes second lien mortgages with a fair value of $41.5 million and $17.8 million at September 30, 2017 and December 31, 2016, respectively.

Characteristics of Our Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase	September 30, 2017	December 31, 2016
50.00% or less	58.4%	100.0%
50.01% - 60.00%	2.9%	—
60.01% - 70.00%	4.2%	—
70.01% - 80.00%	6.8%	—
80.01% - 90.00%	5.8%	—
90.01% - 100.00%	9.9%	—
100.01% and over	12.0%	—
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2017	December 31, 2016
550 or less	6.3%	—
551 to 600	7.0%	—
601 to 650	8.5%	—
651 to 700	13.2%	2.5%
701 to 750	39.0%	63.3%
751 to 800	23.0%	32.3%
801 and over	3.0%	1.9%
Total	100.0%	100.0%

Current Coupon	September 30, 2017	December 31, 2016
3.00% or less	0.3%	—
3.01% - 4.00%	18.4%	—
4.01% - 5.00%	20.5%	—
5.01% – 6.00%	2.4%	1.4%
6.01% and over	58.4%	98.6%
Total	100.0%	100.0%

Delinquency Status	September 30, 2017	December 31, 2016
Current	98.8%	98.5%
31 – 60 days	—	0.6%
61 – 90 days	0.6%	0.6%
90+ days	0.6%	0.3%
Total	100.0%	100.0%

Origination Year	September 30, 2017	December 31, 2016
2005 or earlier	2.0%	—
2006	2.0%	—
2007	4.7%	—
2008 or later	91.3%	100.0%
Total	100.0%	100.0%

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2017	4,163	$400,418	$369,651
December 31, 2016	5,275	$559,945	$503,094

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $134.0 million and $195.3 million at September 30, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $82.6 million and $77.1 million at September 30, 2017 and December 31, 2016, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $206.3 million and $279.9 million at September 30, 2017 and December 31, 2016, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	September 30, 2017	December 31, 2016
50.00% or less	4.3%	4.1%
50.01% - 60.00%	4.6%	4.3%
60.01% - 70.00%	7.2%	6.8%
70.01% - 80.00%	11.3%	10.8%
80.01% - 90.00%	13.1%	12.7%
90.01% - 100.00%	14.3%	14.0%
100.01% and over	45.2%	47.3%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2017	December 31, 2016
550 or less	20.3%	18.5%
551 to 600	30.5%	28.7%
601 to 650	28.3%	28.0%
651 to 700	13.3%	15.6%
701 to 750	5.2%	6.6%
751 to 800	2.1%	2.3%
801 and over	0.3%	0.3%
Total	100.0%	100.0%

Current Coupon	September 30, 2017	December 31, 2016
3.00% or less	11.3%	13.5%
3.01% - 4.00%	10.9%	11.8%
4.01% - 5.00%	20.5%	22.0%
5.01% – 6.00%	12.3%	11.8%
6.01% and over	45.0%	40.9%
Total	100.0%	100.0%

Delinquency Status	September 30, 2017	December 31, 2016
Current	73.7%	69.7%
31 – 60 days	3.5%	11.6%
61 – 90 days	4.5%	4.2%
90+ days	18.3%	14.5%
Total	100.0%	100.0%

Origination Year	September 30, 2017	December 31, 2016
2005 or earlier	27.3%	27.0%
2006	17.5%	18.1%
2007	32.0%	33.6%
2008 or later	23.2%	21.3%
Total	100.0%	100.0%

Consolidated K-Series. As of September 30, 2017 and December 31, 2016, we owned 100% of the first loss securities of the Consolidated K-Series. As of September 30, 2017 and December 31, 2016, the Consolidated K-Series are comprised of multi-family mortgage loans held in six and five Freddie Mac-sponsored multi-family K-Series securitizations, respectively, of which we or one of our SPEs own the first loss securities and, in certain cases, IOs and mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the Consolidated K-Series was comprised of $8.4 billion and $6.9 billion, respectively, in multi-family loans held in securitization trusts and $8.0 billion and $6.6 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.07% and 3.97%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the nine months ended September 30, 2017 were due to the consolidation of $1.5 billion in multi-family loans held in securitization trusts and $1.5 billion in multi-family CDOs following the purchase in March 2017 of $65.5 million in additional first loss tranche PO securities and certain IO and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 included $76.2 million and $213.2 million in interest income, respectively, and $67.0 million and $187.8 million in interest expense, respectively. Also, we recognized a $2.4 million and a $5.2 million unrealized gain in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, as a result of the fair value accounting method election. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 included $62.1 million and $187.4 million in interest income, respectively, and $55.4 million and $167.8 million in interest expense, respectively. Also, we recognized a $0.7 million and a $2.3 million unrealized gain in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss and mezzanine tranche securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO, and, in certain cases, IOs and mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $408.7 million and $314.9 million as of September 30, 2017 and December 31, 2016, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of September 30, 2017 and December 31, 2016, respectively (dollar amounts in thousands, except as noted):

	September 30, 2017	December 31, 2016
Current balance of loans	$10,211,047	$8,824,481
Number of loans	587	543
Weighted average original LTV	69.5%	68.8%
Weighted average underwritten debt service coverage ratio	1.44x	1.49x
Current average loan size	$17,395	$16,251
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	61	79
Weighted average loan rate	4.35%	4.39%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	11.8%	13.8%
Texas	10.5%	12.4%
New York	6.9%	8.1%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of September 30, 2017 and December 31, 2016, we had approximately $51.3 million and $79.3 million of investments in unconsolidated entities, respectively.

On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing"), a multi-family apartment community in which the Company holds a preferred equity investment, and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements and decreased its investment in unconsolidated entities by approximately $9.0 million. See Note 10 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing.

Mezzanine Loan and Preferred Equity Investments. The Company had mezzanine loan and preferred equity investments in the amount of $122.6 million and $100.2 million as of September 30, 2017 and December 31, 2016, respectively.
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in The Clusters, LLC ("The Clusters"), a multi-family apartment community in which the Company holds a preferred equity investment, and determined that it became the primary beneficiary of The Clusters. Accordingly, on this date, the Company consolidated The Clusters into its condensed consolidated financial statements, resulting in a decrease in preferred equity investments of approximately $3.5 million. See Note 10 to our condensed consolidated financial statements included in this report for more information on The Clusters.
As of September 30, 2017, all mezzanine loan and preferred equity investments were paying in accordance with their contractual terms. During the three and nine months ended September 30, 2017, there were no impairments with respect to our mezzanine loans and preferred equity investments.
The following tables summarize our mezzanine loans and preferred equity investments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	3	$6,875	$6,907	12.95%	7.1
Preferred equity investments	17	115,703	117,265	12.08%	6.5
Total	20	$122,578	$124,172	12.13%	6.5

	December 31, 2016
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$18,881	$19,058	12.53%	8.8
Preferred equity investments	14	81,269	82,096	12.10%	7.4
Total	19	$100,150	$101,154	12.18%	7.7

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Real Estate Held for Sale in Consolidated VIEs. On March 31, 2017, the Company re-evaluated its variable interests in Riverchase Landing and The Clusters and, as a result of the reconsideration, consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements. During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale, with anticipation of completing a sale to a third party buyer in 2018. During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale, with anticipation of completing a sale to a third party buyer in 2018. As a result, the Company classified the real estate assets held by both Riverchase Landing and The Clusters in the amount of $64.1 million as real estate held for sale in consolidated variable interest entities as of September 30, 2017. No gain or loss was recognized by the Company or allocated to non-controlling interests related to the classification of the real estate assets to held for sale.

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements with third party financial institutions. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At September 30, 2017, the Company had repurchase agreements with an outstanding balance of $608.3 million and a weighted average interest rate of 2.33%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

As of September 30, 2017, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability. At December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholder's equity was to Deutsche Bank AG, London Branch at 5.1%.

As of September 30, 2017 and December 31, 2016, the outstanding balance under our repurchase agreements was funded at an advance rate of 87.8% and 84.6% that implies an average "haircut" of 12.2% and 15.4%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 4%, 25%, 20% and 25%, respectively, at September 30, 2017.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2017, 2016 and 2015 for outstanding financing arrangements on our portfolio investments, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, with a maximum aggregate committed principal amount of $200.0 million and a maximum uncommitted principal amount of $50.0 million to fund distressed residential mortgage loans, expiring on December 13, 2017. The outstanding balance on the master repurchase agreement, as of September 30, 2017 and December 31, 2016, amounts to approximately $140.3 million and $193.8 million, respectively, bearing interest at one-month LIBOR plus 2.50% (3.74% and 3.26% at September 30, 2017 and December 31, 2016, respectively). Distressed residential mortgage loans with a carrying value of approximately $206.3 million at September 30, 2017 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the purchase of residential mortgage loans, particularly second mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the committed principal amount to $25.0 million. The amended master repurchase agreement expires on November 24, 2018. The outstanding balance on this master repurchase agreement as of September 30, 2017 amounts to approximately $20.7 million, bearing interest at one-month LIBOR plus 3.50% (4.74% at September 30, 2017). There was no outstanding balance on this master repurchase agreement as of December 31, 2016. Second lien mortgages with a carrying value of approximately $35.3 million at September 30, 2017 are pledged as collateral for the borrowings under this master repurchase agreement.

Residential Collateralized Debt Obligations. As of September 30, 2017 and December 31, 2016, we had Residential CDOs of $76.9 million and $91.7 million, respectively. As of September 30, 2017 and December 31, 2016, the weighted average interest rate of these Residential CDOs was 1.85% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $83.1 million and $98.3 million at September 30, 2017 and December 31, 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of September 30, 2017 and December 31, 2016, had a net investment in the residential securitization trusts of $4.6 million and $4.4 million, respectively.

Securitized Debt. As of September 30, 2017 and December 31, 2016, we had approximately $98.4 million and $158.9 million of securitized debt, respectively. As of September 30, 2017 and December 31, 2016, the weighted average interest rate for our securitized debt was 4.40% and 4.24%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 10 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of September 30, 2017 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

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

Subordinated Debentures

As of September 30, 2017, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.14%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two variable interest entities that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated Riverchase Landing and The Clusters into its condensed consolidated financial statements. Both of Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of September 30, 2017. See Note 10 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates KRVI into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $6.0 million that has an unused commitment of $2.4 million as of September 30, 2017. See Note 10 to our condensed consolidated financial statements included in this report for more information on KRVI.

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

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At September 30, 2017 and December 31, 2016, the Company had $80.0 million and $215.0 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes, respectively. The interest rate swaps had a net fair market asset value of $17.6 thousand and $0.1 million at September 30, 2017 and December 31, 2016, respectively. See Note 12 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders’ equity at September 30, 2017 was $842.1 million and included $9.2 million of accumulated other comprehensive income. The accumulated other comprehensive income at September 30, 2017 primarily consisted of $1.8 million in unrealized gains related to non-Agency RMBS and $18.2 million in net unrealized gains related to our CMBS, partially offset by $10.8 million in unrealized losses related to our Agency RMBS. The Company's stockholders’ equity at December 31, 2016 was $848.1 million and included $1.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2016 consisted of $12.0 million in unrealized losses related to our Agency RMBS, offset by $1.0 million in unrealized gains related to non-Agency RMBS, $12.5 million in net unrealized gains related to our CMBS and $0.1 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2017 (amounts in thousands, except per share):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$673,381	111,891	$6.02	$683,075	111,474	$6.13
Common stock issuance, net (2)	577	(37)		1,843	380
Balance after share issuance activity	673,958	111,854	6.02	684,918	111,854	6.12
Dividends declared	(22,371)		(0.20)	(67,118)		(0.60)
Net change in accumulated other comprehensive income:
Hedges	(176)		—	(84)		—
Investment securities	1,022		0.01	7,648		0.07
Net income attributable to Company's common stockholders	24,620		0.22	51,689		0.46
Ending Balance	$677,053	111,854	$6.05	$677,053	111,854	$6.05

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of September 30, 2017 of 111,854,023.

(2)	Includes amortization of stock based compensation.

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

During the nine months ended September 30, 2017, net cash and restricted cash decreased by $3.5 million, as a result of $329.0 million used in financing activities offset by $299.2 million provided by investing activities and $26.2 million of cash provided by operating activities. Our financing activities primarily included $197.6 million in net payments made on financing arrangements, $105.0 million in payments made on multi-family CDOs, $81.2 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $14.9 million in payments made on Residential CDOs, and $62.1 million in payments made on securitized debt, partially offset by $127.0 million in proceeds from the issuance of convertible debt and $4.4 million in proceeds from mortgages and notes payable in consolidated variable interest entities. Our investing activities primarily included $179.1 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, $100.9 million in proceeds from sales of investment securities, $105.0 million in principal repayments received on multi-family loans held in securitization trusts, $170.1 million in principal paydowns received on investment securities available for sale, $14.2 million in principal repayments received on residential mortgage loans held in securitization trusts, $18.9 million in principal repayments received on mezzanine loans and preferred equity investments, $5.7 million in proceeds from sale of real estate owned, $23.4 million in return of capital from unconsolidated entity investments, and $4.0 million in net proceeds on other derivative instruments settled during the period, partially offset by $65.5 million in purchases of investments held in multi-family securitization trusts, $129.9 million in purchases of investment securities, $81.5 million in purchases of residential mortgage loans and distressed residential mortgage loans, and $45.1 million in funding of mezzanine loans, equity and preferred equity investments.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At September 30, 2017, we had cash and cash equivalents balances of $101.9 million, which increased from $83.6 million at December 31, 2016. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of September 30, 2017, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eight different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2017, we had an aggregate amount at risk under our repurchase agreements with eight counterparties of approximately $123.6 million, with no more than approximately $40.8 million at risk with any single counterparty. At September 30, 2017, the Company had short-term repurchase agreement borrowings of $608.3 million as compared to $773.1 million as of December 31, 2016.

As of September 30, 2017, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $101.9 million in cash and cash equivalents, $8.9 million in overnight deposits in our Agency IO portfolio included in restricted cash and $243.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2017 included $35.1 million of Agency RMBS, $139.9 million of CMBS and $68.1 million of non-Agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 58.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At September 30, 2017, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch. The outstanding balances under the first master repurchase agreement in an aggregate principal amount of up to $200.0 million amounted to approximately $140.3 million and $193.8 million at September 30, 2017 and December 31, 2016, respectively. This agreement is collateralized by distressed residential mortgage loans with a carrying value of $206.3 million at September 30, 2017, expiring on December 13, 2017. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity. The outstanding balances under the second master repurchase agreement, with an aggregate principal amount of up to $25.0 million, amounted to approximately $20.7 million at September 30, 2017. We had no outstanding balance at December 31, 2016. This agreement is collateralized by second lien mortgages with a carrying value of $35.3 million at September 30, 2017, expiring on November 24, 2018.

At September 30, 2017, we also had other longer-term debt, including Residential CDOs outstanding of $76.9 million, multi-family CDOs outstanding of $8.0 billion (which represent obligations of the Consolidated K-Series), securitized debt of $98.4 million, subordinated debt of $45.0 million and convertible debt of $128.3 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of September 30, 2017 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 10 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q .

On January 23, 2017, the Company completed the issuance of $138.0 million aggregate principal amount of Convertible Notes in a public offering. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately proceeding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

As of September 30, 2017, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.2 to 1. Our overall leverage ratio does not account for liabilities other than debt financings and does not include the mortgage debt of Riverchase Landing and The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs, for which we have no obligation. As of September 30, 2017, our leverage ratio on our short term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 0.9 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate and spread risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $181.7 million at September 30, 2017, and is included in payable for securities purchased on our condensed consolidated balance sheets.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 12 to our condensed consolidated financial statements included in this report. Also, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the fair value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

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

On August 10, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $100.0 million, from time to time through Credit Suisse. The Company has no obligation to sell any of the shares of common stock issued under the Equity Distribution Agreement and may at any time suspend solicitations and offers under the Equity Distribution Agreement.

The Equity Distribution Agreement replaces the Company’s prior equity distribution agreements with JMP Securities LLC and Ladenburg Thalmann & Co. Inc. dated as of March 20, 2015 and August 25, 2016, respectively (the “Prior Equity Distribution Agreements”), pursuant to which up to $39.3 million of aggregate value of the Company's common stock and Series B Preferred Stock remained available for issuance immediately prior to termination. The Prior Equity Distribution Agreements were terminated effective on August 7, 2017.

There were no shares of common stock issued under the Prior Equity Distribution Agreements and the Equity Distribution Agreement during the three months ended September 30, 2017 . During the nine months ended September 30, 2017, the Company issued 87,737 shares of its common stock under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million after deducting the placement fees. During the three and nine months ended September 30, 2016, the Company issued no shares under the Prior Equity Distribution Agreements. As of September 30, 2017, approximately $100.0 million of securities remains available for issuance under the Equity Distribution Agreement.

Management Agreements

We have investment management agreements with Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016 - Comparative Expenses" for more information regarding the base management and incentive fees incurred during the three and nine months ended September 30, 2017.

Dividends

On September 14, 2017, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on July15, 2017 and ended on October 14, 2017. The dividend was paid on October 15, 2017 to our Series B Preferred stockholders of record as of October 1, 2017.

On September 14, 2017, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on July15, 2017 and ended on October 14, 2017. The dividend was paid on October 15, 2017 to our Series C Preferred stockholders of record as of October 1, 2017.

On September 14, 2017, we declared a 2017 third quarter cash dividend of $0.20 per common share. The dividend was paid on October 25, 2017 to common stockholders of record as of September 25, 2017. The dividend was paid out of our working capital.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed-rate RMBS collateral) and up to 25% (in the case of our non-Agency RMBS and Agency IOs).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, in the amount of $213.9 million at September 30, 2017, with a net exposure of $101.1 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic dislocations in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of September 30, 2017 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(6,151)
+100	$(2,223)
-100	$782

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

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings. We recognize the need to have funds available to operate our business. We manage and forecast our liquidity needs and sources daily to ensure that we have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

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

With respect to the $369.7 million of distressed residential mortgage loans the Company owned at September 30, 2017, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of September 30, 2017, we own $409.3 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 41.6% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of September 30, 2017, we own approximately $186.5 million of mezzanine loan, preferred equity and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised its rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. The Company has an asset management team with the experience and expertise necessary to efficiently manage Riverchase Landing and The Clusters while working toward a successful resolution for each investment.

We are exposed on the credit risk in our investments in non-Agency RMBS backed by re-performing or nonperforming loans totaling 133.0 million as of September 30, 2017. Our non-Agency RMBS backed by re-performing or nonperforming loans were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The non-Agency RMBS backed by re-performing or nonperforming loans are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our non-Agency RMBS backed by re-performing or nonperforming loans and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

Fair Value Risk

Changes in interest rates also expose us to fair value fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss PO CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2017 and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the fair values of our investments in derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary and has varied materially from period to period.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2017, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
	(Amounts in thousands)
+200	$(63,996)	3.4
+100	$(33,642)	2.9
Base		2.1
-100	$27,415	2.1

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, the Company repurchased 37,107 shares of common stock at an average price of $6.40 per share in connection with the satisfaction of employee tax withholding obligations upon the vesting of restricted stock awards.

The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2017.

Period		Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum # of Shares that May Yet be Purchased under Plans or Programs
July 1-31, 2017:
Employee Transaction	(1)	—	—	N/A	N/A
August 1-31, 2017:
Employee Transaction	(1)	—	—	N/A	N/A
September 1-30, 2017:
Employee Transaction	(1)	37,107	$6.40	N/A	N/A
Total Employee Transactions		37,107	$6.40	N/A	N/A

(1)	The Company's 2010 Plan provides that the value of the shares forfeited be based on the price of its common stock on the date the relevant shares vest.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

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

10.1
Equity Distribution Agreement, dated August 10, 2017, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.2
Separation Agreement, dated September 18, 2017, between New York Mortgage Trust, Inc. and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 7, 2017	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Kristine R. Nario
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

10.1
Equity Distribution Agreement, dated August 10, 2017, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.2
Separation Agreement, dated September 18, 2017, between New York Mortgage Trust, Inc. and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.