Form 10-K
period 2017-12-31
NEW YORK MORTGAGE TRUST INC
filed 2018-02-27
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
(212) 792-0107
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NASDAQ Stock Market
7.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NASDAQ Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NASDAQ Stock Market

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was $689,606,984.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on February 27, 2018 was 112,116,506.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders scheduled for June 2018 to be filed with the Securities and Exchange Commission by no later than April 30, 2018.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

PART I
Item 1. BUSINESS

Certain Defined Terms

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

•	“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;

•	"Agency fixed-rate" refers to Agency RMBS comprised of fixed-rate RMBS;

•	“Agency IOs” refers to Agency RMBS comprised of IO RMBS;

•
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);

•	“ARMs” refers to adjustable-rate residential mortgage loans;

•	“CLO” refers to collateralized loan obligation;

•
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•
“Consolidated K-Series” refers to Freddie Mac- sponsored multi-family loan K-Series securitizations, of which we, or one of our "special purpose entities," or "SPEs," own the first loss PO securities and certain IO securities;

•
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE;

•
“distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties;

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“CDO” refers to collateralized debt obligation;

•	“non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including performing, re-performing and non-performing mortgage loans;

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•	“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in our securitization trusts;

•	“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities;

•	“second mortgages” and “second mortgage loans” refers to a lien on a residential property which is subordinate to a more senior mortgage or loan; and

•
“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

General

We are a real estate investment trust ("REIT") for federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive assets and investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) distressed residential assets such as residential mortgage loans sourced from distressed markets and non-Agency RMBS, (iii) second mortgages, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-related and residential housing-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer term repurchase agreement borrowing with terms between one year and 18 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year.

We internally manage the assets in our investment portfolio, with the exception of distressed residential loans for which we have engaged Headlands Asset Management, LLC (“Headlands”) to provide investment management services. As part of our investment strategy, we may, from time to time, utilize one or more external investment managers, similar to Headlands, to manage specific asset types that we target or own.

We have elected to be taxed as a REIT for federal income tax purposes and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income, distribution and ownership tests and record keeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our TRSs.

The financial information requirements required under this Item 1 may be found in our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our Investment Strategy

Our strategy is to construct a portfolio of mortgage-related and residential housing-related assets that include elements of credit risk and interest rate risk. We seek to acquire and manage a portfolio of “credit residential” assets, which we define as (i) structured multi-family property investments, (ii) residential mortgage loans, including distressed residential loans and second mortgage loans, (iii) non-Agency RMBS and (iv) other mortgage-related and residential housing-related assets that contain credit risk. In pursuing credit residential assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that provide strictly net interest margin. We also own and manage a highly-leveraged portfolio of Agency RMBS, primarily comprised of Agency fixed-rate RMBS and Agency ARMs, and we may pursue opportunistic acquisitions of other types of assets that meet our investment criteria.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral, the composition of our investment portfolio, REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market conditions. Consistent with our strategy to produce returns through a combination of net interest margin and net realized capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

Our investment strategy does not, subject to our continued compliance with applicable REIT tax requirements and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, limit the amount of our capital that may be invested in any of these investments or in any particular class or type of assets. Thus, our future investments may include asset types different from the targeted or other assets described in this Annual Report on Form 10-K. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2017, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Credit Residential Assets

Our portfolio of credit residential assets is currently comprised of investments in two asset categories: structured multi-family property investments and residential assets.

Structured Multi-Family Property Investments

We seek to position our structured multi-family investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States. In general terms, we expect that our multi-family investments will principally be in the form of multi-family CMBS, as well as preferred equity investments in, and mezzanine loans to, owners of multi-family apartment properties.
With respect to our preferred equity and mezzanine loan investments where we participate as a capital partner, we generally pursue existing multi-family properties that have in-place cash flow and unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that will lead to net cash flow growth and capital gains. Generally, we target investments in multi-family properties that are or have been:

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

As a capital partner, we generally seek experienced property-level operators or real estate entrepreneurs who have the ability to identify and manage strong investment opportunities. We intend to require our operating partners to maintain a material investment in every multi-family property in which we make a preferred equity investment or provide mezzanine financing.

Multi-Family CMBS. Our portfolio of multi-family CMBS is comprised of (i) first loss PO securities issued from certain multi-family K-series securitizations sponsored by Freddie Mac and (ii) certain mezzanine and IO securities issued by these securitizations. Our investments in these privately placed first loss PO securities generally represent 7.5% of the overall securitization which typically initially totals approximately $1.0 billion in multi-family residential loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Our first loss securities are typically backed by fixed rate balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically ten years. Moreover, each first loss security of multi-family CMBS in our portfolio is the most junior of securities issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior securities being exposed to loss. As a result, each of the first loss securities in our portfolio has been purchased, upon completion of a credit analysis and due diligence, at a sizable discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss security, the Company has the right to participate in the workout of any distressed property in the securitization. We believe this right provides the Company with an opportunity to mitigate or reduce any possible loss associated with the distressed property. The IO securities that we own represent a strip off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We also invest in more senior securities of multi-family CMBS, which typically include some form of leverage, to generate attractive risk-adjusted returns. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, the first loss securities we own are not guaranteed by Freddie Mac.

Preferred Equity. We currently own, and expect to originate in the future, preferred equity investments in entities that directly or indirectly own multi-family properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first-mortgage loan on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Preferred equity typically is more highly leveraged, with loan-to-value ratios of 70% to 90%. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the first-mortgage loan on the property, and we expect to hold these investments until the mandatory redemption date. We generally intend to underwrite these investments such that our investment in these assets will produce approximately 11% to 13% current return, plus fees.

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

We may structure our mezzanine loans so that we receive a fixed or variable interest rate on the loan. Our mezzanine loans may also have prepayment lockouts, prepayment penalties, minimum profit hurdles or other mechanisms to protect and enhance returns in the event of premature repayment. We expect these investments will typically have terms from three to ten years and typically bear interest at a rate of 11% to 14% in the current market. Mezzanine loans typically have loan-to-value ratios between 50% and 90%. Similar to our preferred equity investments, we generally expect to underwrite our mezzanine loans such that a loan will produce not less than an approximately 11% current return on investment, plus fees.

Joint Venture Equity. We own three joint venture investments in entities that own multi-family properties; however, we no longer target joint venture investments. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pari passu basis between us and the other operating partners. In most cases, we have provided between 77% and 90% of the total equity capital for the joint venture, with our operating partner providing the balance of the equity capital. We typically require the operating agreement that governs our joint venture investment to provide for a minimum 10% hurdle return to all investors before the manager of a joint venture property, which is typically affiliated with our operating partners, will become eligible for any promoted interest.

Other. We may also acquire investments that are structured with terms that reflect a combination of the investment structures described above. We also may invest, from time to time, based on market conditions, in other multi-family investments, structured investments in other property categories, equity and debt securities issued by entities that invest in residential and commercial real estate or in other mortgage-related assets that enable us to qualify or maintain our qualification as a REIT or otherwise.

Residential Assets

We first began acquiring residential mortgage loans in 2010 from select mortgage loan originators and secondary market institutions. We generally seek to acquire pools of distressed residential mortgage loans from select mortgage loan originators and secondary market institutions and contract with originators to acquire second mortgage loans they originate that meet our purchase criteria. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.

Distressed Residential Mortgage Loans. The distressed residential mortgage loans consist of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. The loans were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with protection against projected losses and an opportunity to modify and sell the loan and achieve an attractive yield. Our distressed residential mortgage loans are sourced and managed by Headlands.

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

Investments in Non-Agency RMBS. Our non-Agency RMBS are collateralized by re-performing and non-performing loans. The non-Agency RMBS in our investment portfolio were purchased primarily in offerings of new issues of such securities at prices at or around par and represent either the senior or junior securities in the securitizations of the loan portfolios collateralizing such securities. The senior securities are structured with significant credit enhancement (typically approximately 50%, subject to market and credit conditions) to mitigate our exposure to credit risk on these securities, while the junior securities typically have 30% credit enhancement. Both junior and senior securities are subordinated by an equity security that typically receives no cash flow (interest or principal) until the senior and junior securities are paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior and junior securities increase by 300 to 400 basis points if the securities that we hold have not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior and junior securities and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that non-Agency RMBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

Leveraged Agency RMBS Investments

Our Agency fixed-rate RMBS portfolio consists of pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which are primarily backed by 15-year and 30-year residential fixed rate mortgage loans. The securities have coupons ranging from 2.5% to 3.5%.

Our Agency ARMs consist of pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and are backed by ARMs or hybrid ARMs. Our current portfolio of Agency ARMs has interest reset periods ranging from 1 month to 55 months.

We may invest in Agency IOs. Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Prior to January 1, 2018, our investments in Agency IOs were managed by The Midway Group, L.P. We sometimes refer to these investments and related hedging and borrowing activities as our Agency IO strategy or our Agency IO portfolio.

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

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-term repurchase agreement borrowings and structured financings, including securitized debt, CDOs, long-term subordinated debt, and convertible notes. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, we target maximum leverage ratios for each eligible investment, callable or short-term financings of 8 to 1, in the case of Agency RMBS, and 2 to 1 for first loss CMBS securities. The Company’s current overall target leverage ratio is approximately 2.4 to 1. This target can move depending on the composition of our overall portfolio.

As of December 31, 2017, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.7 to 1. Our overall leverage ratio does not include the mortgage debt of Riverchase Landing and The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs, for which we have no obligation. Our leverage ratio on our short-term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.5 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We primarily rely on repurchase agreements to fund our securities portfolio. These repurchase agreements provide us with borrowings, which have terms ranging from 30 days to 18 months, that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short-term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged.

With respect to our investments in credit residential assets, we finance our investment in these assets through working capital and, subject to market conditions, both short-term and long-term borrowings. Our financings may include repurchase agreement borrowings with terms of 18 months or less, or longer term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing.  We engage in longer-term financings for the primary purpose of obtaining longer-term non-recourse financing on these assets.

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

For more information regarding our outstanding borrowings and debt instruments at December 31, 2017, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our Hedging Strategy

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, interest rate caps, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs.

We use interest rate swaps to hedge any variable cash flows associated with our borrowings. We typically pay a fixed rate and receive a floating rate based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements.
We have used TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency investment strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk.

In connection with our hedging strategy, we utilize a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market scenarios, such as shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets and liabilities. However, given the uncertainties related to prepayment rates, it is not possible to perfectly lock-in a spread between the earnings asset yield and the related cost of borrowings. Moreover, the cash flows and market values of certain types of structured Agency RMBS, such as the IOs we invest in, are more sensitive to prepayment risks than other Agency RMBS. Nonetheless, through active management and the use of evaluative stress scenarios, we believe that we can mitigate a significant amount of both value and earnings volatility.

Headlands Asset Management LLC

We engaged Headlands beginning in 2012 to manage and advise us with respect to the distressed residential mortgage loans that we acquire. Headlands sources and performs due-diligence procedures on the pools of distressed residential mortgage loans that we acquire and manages the servicing, modification and final disposition or resolution of the loans, which can range from modifying a mortgage loan balance, interest rate or payment to selling the underlying loan or the real estate asset.

Headlands was founded on May 2008 as an investment manager focused on purchasing, servicing and managing all aspects of a portfolio of residential mortgage loans. As of December 31, 2017, we had allocated approximately $222.0 million of capital to investments managed by Headlands.

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

The Headlands Management Agreement currently operates under a one-year term that will be automatically renewed for successive one-year terms unless either party delivers written notice to the other party at least 180 days prior to the end of the then-applicable term. Each of the parties has certain other customary termination rights. Neither Headlands nor we will incur a termination fee upon termination of the Headlands Management Agreement. In certain cases, if we terminate the Headlands Management Agreement, Headlands has, subject to certain conditions, a right of first refusal to purchase the Assets under management at the time of termination.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 275 Madison Avenue, Suite 3200, New York, New York, 10016 and our telephone number is (212) 792-0107. We also maintain an office in Charlotte, North Carolina. As of December 31, 2017, we employed 19 full-time employees.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in credit spreads; the impact of a downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, or Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; delays in identifying and acquiring our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations, or policies affecting our business; changes to our relationship with Headlands; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A – “Risk Factors” elsewhere in this Annual Report on Form 10-K, as updated by those risks described in our subsequent filings under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio. A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities and residential mortgage loans, at fair value will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity. As a result, a decline in market values of certain of our investment securities may reduce the book value of our assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

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

The market values of our investments may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, actual or perceived increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, a reduction in the liquidity of the assets and markets generally and widening of credit spreads, and adverse legislation or regulatory developments. If the market values of our investments were to decline for any reason, the value of your investment could also decline.

Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, European sovereign debt, U.S. budget debates and geopolitical issues and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and financial markets. The residential and commercial mortgage markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008, the severity of which was largely unanticipated by the markets, and there is no assurance that these markets will not worsen again.

In addition, an economic slowdown, delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, the loans underlying certain of our investment securities or the commercial properties that we finance or in which we invest, default on their obligations, we may incur material losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our assets or cause us to experience losses related thereto, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

An increase in interest rates may cause a decrease in the availability of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives and to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. Rising interest rates may also cause our targeted assets that were issued or originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends will be materially and adversely affected.

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

Some of the commercial real estate loans we may originate or invest in or that underlie our CMBS may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a commercial loan is typically controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Increased levels of prepayments on the mortgages underlying structured mortgage-backed securities might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we acquire structured mortgage-backed securities we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying these securities are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of an Agency IO is extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. As a result, increased levels of prepayments on our Agency RMBS will negatively impact our net interest income and may result in a loss.

Interest rate mismatches between the interest-earning assets held in our investment portfolio and the borrowings used to fund the purchases of those assets may reduce our net income or result in a loss during periods of changing interest rates.

Certain of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and our borrowings typically provide for a payment reset period of 30 days or less. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on RMBS or other assets, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

Our investments include high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We own and seek to acquire higher yielding or subordinated or lower rated securities, including subordinated securities of CMBS or non-Agency RMBS, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These assets may not be secured by mortgages or liens on assets. Our right to payment and security interest with respect to such assets may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect on these assets through a foreclosure of collateral.

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

Our direct and indirect investments in multi-family or other commercial property are subject to risks of delinquency and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan or obligation secured by, or an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition, and design;

•	new construction of competitive properties;

•	a surge in homeownership rates;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the labor, credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest, and civil disturbances.

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. Similarly, the CMBS, preferred equity and mezzanine loan and joint venture equity investments we own will be adversely affected by a default on any of the loans or other instruments that underlie those securities or that are secured by the related property. See "—We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks."

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

A portion of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. For example, certain of our multi-family CMBS are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. The illiquidity of certain of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our Level 2 portfolio investments are recorded at fair value based on market quotations from pricing services and brokers/dealers. Our Level 3 investments are recorded at fair value utilizing internal valuation models. The value of our securities, in particular our common stock, could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities or other investments that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly basis at fair value as determined by our management based on market quotations from pricing services and brokers/dealers and/or internal valuation models. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and are based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our securities, in particular our common stock, could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

We may change our investment, financing, or hedging strategies and asset allocation and operational and management policies without stockholder consent, which may result in the purchase of riskier assets, the use of greater leverage or commercially unsound actions, any of which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may change our investment strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our stockholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described in this report. A change in our investment strategy or hedging strategy may increase our exposure to real estate values, interest rates, prepayment rates, credit risk and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this report. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. In addition, our external manager has great latitude in making investment decisions on our behalf. Changes in our investment strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

In connection with our operating and investment activity, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.

In connection with our business of acquiring and holding loans, engaging in securitization transactions, and investing in third-party issued securities, we rely on third-party service providers, including Headlands, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the mortgage loans underlying our CMBS to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our CMBS or mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Mortgage servicers and other service providers, such as Headlands or our trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the most recent housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential mortgage loans.

We rely on Headlands and certain of their key personnel to manage our distressed residential loan portfolio and may not find a suitable replacement if its respective management agreement with us is terminated or such key personnel are no longer available to us.

We are a self-advised company that acquires, originates, sells and manages our assets. However, we have at various times in our history outsourced the management of certain asset classes for which we have limited internal resources or experience. We presently utilize Headlands to manage our distressed residential loan portfolio. We have engaged Headlands because of the expertise of certain of its key personnel. The departure of certain senior officers of Headlands could have a material adverse effect on our ability to achieve our investment objectives with distressed residential loans. We are subject to the risk that Headlands will terminate its management agreement with us or that we may deem it necessary to terminate such agreement and that no suitable replacement will be found to manage our distressed residential loan portfolio and investment strategies on a timely basis or at all.

Pursuant to the terms of the Headlands Asset Management Agreement, Headlands is entitled to receive a management fee that is payable regardless of the performance of the assets they manage.

We will pay Headlands substantial base management fees, based on our invested capital regardless of the performance of the assets it manages for us. The payment of non-performance based compensation may reduce Headlands' incentive to devote the time and effort of its professionals to seeking profitable investment opportunities for our company, which could result in the under-performance of assets under its management and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

Pursuant to the terms of the Headlands Asset Management Agreement, Headlands is generally entitled to receive an incentive fee, which may induce them to make certain investments, including speculative or high risk investments.

Under the terms of the Headlands Management Agreement, Headlands is entitled to receive incentive compensation based, in part, upon the achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead Headlands to place undue emphasis on the maximization of net income at the expense of other criteria in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our assets managed by Headlands.

We compete with our external manager's other clients for access to them.

Our external manager manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, our manager may be compensated more favorably than for the services provided under our external management agreement, and such discrepancies in compensation may affect the level of service provided to us by our external manager. Moreover, our external manager may have an economic interest in the accounts they manage or the investments they propose. As a result, we will compete with these other accounts and interests for access to our external manager and the benefits derived from those relationships. For the same reasons, the personnel of our external manager may be unable to dedicate a substantial portion of their time managing our investments to the extent they manage or are associated with any future investment vehicles not related to us.

Termination of the Headlands Management Agreement may be costly.

In certain cases, if we terminate the Headlands Management Agreement, Headlands has, subject to certain conditions, a right of first refusal to purchase the loans managed by them at the time of the termination, which could result in the disposition of assets when we otherwise would not choose to dispose of such assets.

The market price and trading volume of our securities may be volatile.

The market price of our securities is highly volatile and subject to wide fluctuations. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance; actual or anticipated changes in our current or future dividend yield; and changes in market interest rates and general market and economic conditions. We cannot assure you that the market price of our securities will not fluctuate or decline significantly.

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

We have entered into, and in the future may enter into, joint ventures with operating partners to acquire or improve properties. We may also make investments in properties through partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce our investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

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

Current stockholders of our company do not have preemptive rights to any common stock issued by us in the future. Therefore, our common stockholders may experience dilution of their equity investment if we sell additional common stock in the future, sell securities that are convertible into common stock or issue shares of common stock or options exercisable for shares of common stock. In addition, we could sell securities at a price less than our then-current book value per share.

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment strategy may result in a higher degree of risk or loss of principal than alternative investment options. Our investments may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011 and again in 2013, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

In the years following the financial and credit crisis of 2007-2008, many financial institutions in Europe experienced financial difficulty and were either rescued by government assistance or otherwise benefited from accommodative monetary policy of central banks. Several European governments implemented measures to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts.  Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts.  Some of these European financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Although economic and credit conditions have stabilized in recent years, there is no assurance that these and other plans and programs will be successful in the longer term, and, in particular, when governments and central banks significantly unwind or otherwise reverse these programs and policies. In addition, as a result of the financial difficulty experienced by certain of these European financial institutions, the U.S. government placed many of the U.S. banking subsidiaries of these major European financial institutions on credit watch.  If European credit concerns impact these major European banks again in the future, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. Some of these financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Any future downgrade of the credit ratings of these European financial institutions could result in greater counterparty default risk and could materially adversely affect our business, liquidity, access to financing and results of operations.

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

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, including Headlands, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

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

Our Board of Directors periodically reviews our investment guidelines, investment portfolio, and potential investment strategies. However, our directors do not approve every individual investment that we make, leaving management with day-to-day discretion over the portfolio composition within the investment guidelines. Within those guidelines, management has discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Our Board of Directors has the authority to change our investment guidelines at any time without notice to or consent from our stockholders. To the extent that our investment guidelines change in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Moreover, because our management has great latitude within our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, there can be no assurance that our management will not make or approve investments that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

We are dependent on certain key personnel.

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer, Steven R. Mumma, and certain other key individuals employed by us. The loss of Mr. Mumma or any key personnel of our Company could have a material adverse effect on our operations.

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

The value of the properties collateralizing or underlying the loans, securities or interests we own may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, non-QM loans, subprime loans, alt-a loans, second mortgage loans, loans in certain locations, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

We currently own and may acquire in the future principal only multi-family CMBS that represent the first loss security or other subordinate security of a multi-family mortgage loan securitization. These securities are subject to the first risk of loss or greater risk of loss (as applicable) if any losses are realized on the underlying mortgage loans in the securitization. We also own and may acquire in the future interest only securities issued by multi-family mortgage loan securitizations. However, these interest only CMBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. CMBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, the CMBS, and in particular, first loss PO securities, will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

Residential mortgage loans, including non-QM residential mortgage loans, subprime residential mortgage loans and non-performing, sub-performing and re-performing residential mortgage loans, are subject to increased risks.

We acquire and manage residential whole mortgage loans, including loans sourced from distressed markets. Residential mortgage loans, including non-performing, sub-performing and re-performing mortgage loans as well as subprime mortgage loans and mortgage loans that are not deemed "qualified mortgage", or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "CFPB", are subject to increased risks of loss. Unlike Agency RMBS, the residential mortgage loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior securities of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

Risks Related to Our Use of Hedging Strategies

Hedging against interest rate and market value changes as well as other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Subject to compliance with the requirements to qualify as a REIT, we engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, interest rate swaptions, Eurodollars and U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, we may establish other hedging positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

•	we may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

•	we may fail to recalculate, re-adjust and execute hedges in an efficient and timely manner;

•	the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions;

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

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

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally caused a reduction of available credit. Continued volatility or disruption in the credit markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Although we finance some of our assets with longer-term financing having terms of three years or more, we rely heavily on access to short-term borrowings, primarily in the form of repurchase agreements, to finance our investments. We are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our repurchase agreement borrowings, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, regulatory capital requirements imposed on our lenders have changed the willingness of many repurchase agreement lenders to make repurchase agreement financing available and additional regulatory capital requirements imposed on our lenders may cause them to change, limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations have been limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. Our repurchase agreements, other than the repurchase agreements we have with Deutsche Bank AG, Cayman Islands Branch that finance our residential mortgage loans, are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

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

We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exclusion from the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring loans or CMBS owned by us to a SPE in exchange for cash and typically the ownership certificate or residual interest in the entity. In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold, such as a B-note. The securitization or other structured financing of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Under the terms of these financings, which generally have terms of three to ten years, we may agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the special purpose entity has matured or been repaid. There can be no assurance that we will be able to access the securitization markets in the future, or be able to do so at favorable rates. The inability to consummate longer term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

When we engage in repurchase transactions, we generally sell RMBS, CMBS, mortgage loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same security or asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the security or asset to the lender is less than the value of that security or asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same security or asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the security). Certain of the assets that we pledge as collateral, are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Risks Related to Regulatory Matters

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

Payments on the Agency RMBS (excluding Agency IOs) in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees mortgage-backed securities (“MBS”) backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration (the “FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency (the “FHFA”), their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. To date, no definitive legislation has been enacted with respect to a possible unwinding of Fannie Mae or Freddie Mac or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these entities.

Fannie Mae, Freddie Mac and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically, or the U.S. Government significantly reduced its support for any or all of them which would drastically reduce the amount and type of MBS available for purchase, we may be unable or significantly limited in our ability to acquire MBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of MBS issued by these GSEs and could have broad adverse market implications for the MBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the MBS and other mortgage-related assets that we own or seek to acquire. In addition, any market uncertainty that arises from any such proposed changes, or the perception that such changes will come to fruition, could have a similar impact on us and the values of the MBS and other mortgage-related assets that we own.

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

The U.S. Government, through the U.S. Treasury, the FHA, and the Federal Deposit Insurance Corporation, or “FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program, or “HAMP,” which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or “HARP,” which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

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

If we fail to qualify as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we would be subject to federal income tax on our taxable income at regular corporate rates. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our payment of income tax would reduce our net earnings available for investment or distribution to stockholders. Furthermore, if we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we would no longer be required to make distributions to stockholders. Unless our failure to qualify as a REIT were excused under the federal income tax laws, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITS (e.g. REITS that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholder may be required to pay tax in excess of the cash that they receive.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Rather, under the recently enacted Tax Cuts and Jobs Act (the “TCJA”), REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

The recently-enacted TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduces the limit for individuals' mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2017, our principal executive and administrative offices are located in leased space at 275 Madison Avenue, Suite 3200, New York, New York 10016. We also maintain an office in Charlotte, North Carolina.

Item 3. LEGAL PROCEEDINGS

We are at times subject to various legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations, financial condition or cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2017, we had 111,909,909 shares of common stock outstanding and there were approximately 41 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid on our common stock on a per share basis:

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2017
Fourth quarter	$6.49	$5.92	$6.17	12/7/2017	1/25/2018	$0.20
Third quarter	6.41	6.10	6.15	9/14/2017	10/25/2017	0.20
Second quarter	6.62	6.07	6.22	6/14/2017	7/25/2017	0.20
First quarter	6.82	6.10	6.17	3/16/2017	4/25/2017	0.20

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2016
Fourth quarter	$6.95	$5.70	$6.60	12/15/2016	1/26/2017	$0.24
Third quarter	6.55	5.87	6.02	9/15/2016	10/28/2016	0.24
Second quarter	6.62	4.64	6.10	6/16/2016	7/25/2016	0.24
First quarter	5.51	3.98	4.74	3/18/2016	4/25/2016	0.24

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	5,504,822

Performance Graph

The following line graph sets forth, for the period from December 31, 2012 through December 31, 2017, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2012.

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed filed under those acts.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our historical financial statements.

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

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Interest income	$366,087	$319,306	$336,768	$378,847	$291,727
Interest expense	308,101	254,668	260,651	301,010	231,178
Net interest income	57,986	64,638	76,117	77,837	60,549
Other income	75,013	41,238	45,911	105,208	29,062
General, administrative and operating expenses	41,077	35,221	39,480	40,459	19,917
Net income attributable to Company's common stockholders	76,320	54,651	67,023	130,379	65,387
Basic earnings per common share	$0.68	$0.50	$0.62	$1.48	$1.11
Diluted earnings per common share	$0.66	$0.50	$0.62	$1.48	$1.11
Dividends declared per common share	$0.80	$0.96	$1.02	$1.08	$1.08
Weighted average shares outstanding-basic	111,836	109,594	108,399	87,867	59,102
Weighted average shares outstanding-diluted	130,343	109,594	108,399	87,867	59,102

Selected Balance Sheet Data:

	As of December 31,
	2017	2016	2015	2014	2013
Investment securities, available for sale, at fair value	$1,413,081	$818,976	$765,454	$885,241	$1,005,021
Residential mortgage loans held in securitization trusts, net	73,820	95,144	119,921	149,614	163,237
Residential mortgage loans, at fair value	87,153	17,769	946	—	—
Distressed residential mortgage loans, net	331,464	503,094	558,989	582,697	264,434
Multi-family loans held in securitization trusts, at fair value	9,657,421	6,939,844	7,105,336	8,365,514	8,111,022
Investment in unconsolidated entities	51,143	79,259	87,662	49,828	14,849
Preferred equity and mezzanine loan investments	138,920	100,150	44,151	24,907	13,209
Total assets (1)	12,056,285	8,951,631	9,056,242	10,540,005	9,898,675
Financing arrangements, portfolio investments	1,276,918	773,142	577,413	651,965	791,125
Financing arrangements, residential mortgage loans	149,063	192,419	212,155	238,949	—
Residential collateralized debt obligations	70,308	91,663	116,710	145,542	158,410
Multi-family collateralized debt obligations, at fair value	9,189,459	6,624,896	6,818,901	8,048,053	7,871,020
Securitized debt	81,537	158,867	116,541	232,877	304,964
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Convertible notes	128,749	—	—	—	—
Total liabilities (1)	11,080,284	8,100,469	8,175,716	9,722,078	9,418,009
Total equity	976,001	851,162	880,526	817,927	480,666

(1)
Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. As of December 31, 2017, December 31, 2016 and December 31, 2015, assets of the Company's Consolidated VIEs totaled $10,041,468, $7,330,872 and $7,412,093, respectively, and the liabilities of these Consolidated VIEs totaled $9,436,421, $6,902,536 and $7,077,175, respectively. See Note 10 of our consolidated financial statements included in this Annual Report for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related and residential-housing related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes certain credit sensitive assets and investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) distressed residential assets such as residential mortgage loans sourced from distressed markets and non-Agency RMBS, (iii) second mortgages, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-related and residential housing-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We intend to maintain our focus on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. Consistent with this approach to capital allocation, we acquired an additional $415.6 million of residential and multi-family credit assets during the year ended December 31, 2017. In periods where we have working capital in excess of our short-term liquidity needs, we expect to invest the excess in more liquid assets, such as Agency RMBS, until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer term repurchase agreement borrowing with terms between one year and 18 months and longer term structured financings, such as securitizations and convertible notes, with terms longer than one year.

We internally manage the assets in our investment portfolio, with the exception of distressed residential loans for which we have engaged Headlands to provide investment management services. As part of our investment strategy, we may, from time to time, utilize one or more external investment managers, similar to Headlands, to manage specific asset types that we target or own.

2017 Highlights

•	We generated net income attributable to common stockholders in 2017 of $76.3 million, or $0.68 per share (basic).

•	Net interest income of $58.0 million and portfolio net interest margin of 273 basis points.

•	Book value per common share of $6.00 at December 31, 2017, delivering an annual economic return of 10.9% for the year ended December 31, 2017.

•	We declared aggregate 2017 dividends of $0.80 per common share.

•	We completed the issuance and sale of $138.0 million aggregate principal amount of convertible notes in a public offering that resulted in net proceeds to the Company of approximately $127.0 million.

•
We completed the issuance and sale of 5.4 million shares of our 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") that resulted in total net proceeds to us of $130.5 million.

•
We purchased CMBS securities, including two first loss PO securities issued by Freddie Mac-sponsored multi-family K-Series securitizations, for an aggregate gross purchase price of approximately $171.2 million.

•	We funded in aggregate $60.3 million of preferred equity investments in owners of multi-family properties.

•	We received proceeds of approximately $64.0 million on sales of CMBS investment securities available for sale realizing a gain of approximately $6.3 million.

•	We acquired residential mortgage loans, including distressed residential mortgage loans and second mortgages, for an aggregate purchase cost of approximately $101.3 million.

•	We sold distressed residential mortgage loans for aggregate proceeds of approximately $179.7 million, which resulted in a net realized gain, before income taxes, of approximately $28.0 million.

•	We purchased Agency fixed-rate RMBS for a gross purchase price of $788.7 million.

Current Market Conditions and Commentary

The housing market, credit conditions and the interest rate environment each have a significant impact on our business. The 2017 fiscal year was marked by a synchronized acceleration of global growth, low inflation, continued labor market expansion, reduced volatility and accommodative monetary policy on a relative basis, which in turn helped to fuel a broad-based rally in asset prices. U.S. equity markets benefited from strong corporate earnings, solid economic growth, low volatility and U.S. tax reform legislation, rising 17.9% during the fiscal year, while credit markets also enjoyed a solid year. Although the yield on the 10-year U.S. Treasury Note ranged from a low of 2.05% to a high of 2.62% during 2017, the interest rate environment exhibited greater stability and less volatility in 2017 relative to 2016. More recently though, inflation fears driven largely by recent labor market data have resulted in a spike in market volatility, with the yield on the 10-year U.S. Treasury Note advancing from 2.44% on January 3, 2018 to 2.84% on February 2, 2018.

We seek to acquire and manage multi-family and residential credit assets as part of our investment strategy, but will also deploy capital to non-credit assets, including Agency RMBS, as attractive opportunities for these assets arise or to the extent we have excess working capital. The market conditions discussed below significantly influence our investment strategy and results.

General. The U.S. economy grew at a faster pace in 2017 as compared to 2016, with real gross domestic product (“GDP”) expanding by 2.3% in 2017 versus 1.5% in 2016, performing at the high-end of Federal Reserve policymakers’ forecasts at the outset of the 2017 fiscal year. According to data from the Bureau of Economic Analysis, the acceleration in real GDP growth from 2016 to 2017 was influenced by upturns in nonresidential fixed investment and in exports and a smaller decrease in private inventory investment, partly offset by decelerations in residential fixed investment and in state and local government spending. According to the minutes of the Federal Reserve’s December 2017 meeting, Federal Reserve policymakers expect a similar to slightly higher GDP growth rate in 2018 with the central tendency projections for GDP growth ranging from 2.2% to 2.8%, while projecting a deceleration in GDP growth in 2019 with the central tendency projections for GDP growth ranging from 1.7% to 2.4%.

The labor market continued its expansion in 2017. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 4.7% as of the end of December 2016 to 4.1% as of the end of December 2017, while total nonfarm payroll employment posted an average monthly increase of 147,000 jobs in 2017, down from an average monthly increase of 187,000 jobs in 2016. Data from the U.S. Department of Labor in January 2018 indicated that the U.S. unemployment rate remained at 4.1%, while total nonfarm payroll employment added 200,000 jobs in January 2018.
Federal Reserve and Monetary Policy. In December 2017, in view of realized and expected labor market conditions and inflation, the Federal Reserve announced that it would raise the target range for the federal funds rate by 25 basis points to 1.25% to 1.50% and has indicated its expectations for additional rate hikes in 2018, although the Federal Reserve opted not to increase the rate at its January 2018 meeting. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in each of March and June 2017. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation." Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in significant volatility in 2018 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.
Single-Family Homes and Residential Mortgage Market. The residential real estate market continued to display signs of growth during 2017. Data released by S&P Indices for its S&P CoreLogic Case-Shiller U.S. National Home Price NSA Indices for November 2017 showed that, on average, home prices increased 6.4% for the 20-City Composite over November 2016. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 890,000 during the fourth quarter of 2017, which was 7.2% above the fourth quarter 2016 rate of 830,000. We expect the single-family residential real estate market to continue to improve modestly in the near term and we expect this will have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.
Multi-family Housing. Apartments and other residential rental properties have continued to perform well. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 350,000 during the fourth quarter of 2017 and 345,000 for the full year 2017, as compared to 373,000 for the full year 2016. Moreover, even with the supply expansion in recent years and concerns that such expansion will lead to higher vacancy rates, vacancy sentiment among multi-family industry participants appears to remain stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 41 for the third quarter of 2017, up from 38 for the second quarter of 2017 but still largely in-line with index scores over the prior two years. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own, although those gains have slowed over the past two years.

Credit Spreads. Credit spreads generally tightened throughout much of 2017 and this had a positive impact on the value of many of our credit sensitive assets while also resulting in a more challenging current return environment for new investment in many of these asset classes. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.
Financing markets. During 2017, the bond market experienced moderate volatility with the closing yield of the ten-year U.S. Treasury Note trading between 2.05% and 2.62%, settling at 2.40% at December 31, 2017. During the second half of 2017, the Treasury curve decreased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 51 basis points, down 42 basis points from June 30, 2017. As of February 13, 2018, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield had expanded to 73 basis points, signaling a steepening yield curve. This spread is important as it is indicative of opportunities for investing in levered assets.
Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate and Agency ARMs RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac and the Agency IOs we invest in are issued by Fannie Mae, Freddie Mac or Ginnie Mae. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Our Business and Our Company—The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.”

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

Revenue Recognition. Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

Interest income on certain of our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest yield. The effective interest yield on these securities is based on management’s estimate of the projected cash flows from each security, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

A portion of the purchase discount on the Company’s first loss PO multi-family CMBS is designated as non-accretable purchase discount or credit reserve, which is intended to partially mitigate the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could be required.

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

The Company’s valuation methodologies are described in “Note 18 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

Residential Mortgage Loans Held in Securitization Trusts – Impaired Loans, net – Impaired residential mortgage loans held in securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – We owned 100% of the first loss PO securities of the Consolidated K-Series (as defined in Note 2 to our consolidated financial statements included in this report). The Consolidated K-Series represent Freddie Mac-sponsored multi-family K-Series securitizations, respectively, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities, certain IO securities and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for certain of its Agency IOs, certain of its investments in unconsolidated entities, the Consolidated K-Series, and certain acquired residential mortgage loans, including both first and second mortgage loans.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

At December 31, 2017:

	Agency RMBS(1)	Multi- Family(2)	Distressed Residential(3)	Other(4)	Total
Carrying value	$1,169,535	$816,805	$474,128	$140,325	$2,600,793
Liabilities:
Callable(5)	(928,823)	(309,935)	(161,277)	(25,946)	(1,425,981)
Non-callable	—	(29,164)	(52,373)	(115,308)	(196,845)
Convertible	—	—	—	(128,749)	(128,749)
Hedges (Net)(6)	10,763	—	—	—	10,763
Cash(7)	12,365	2,145	9,615	81,407	105,532
Goodwill	—	—	—	25,222	25,222
Other	961	(4,651)	15,673	(26,717)	(14,734)
Net capital allocated	$264,801	$475,200	$285,766	$(49,766)	$976,001
% of capital allocated	27.1%	48.7%	29.3%	(5.1)%	100.0%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2017 follows:

Multi-Family loans held in securitization trusts, at fair value	$9,657,421
Multi-Family CDOs, at fair value	(9,189,459)
Net carrying value	467,962
Investment securities available for sale, at fair value	141,420
Total CMBS, at fair value	609,382
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	177,440
Real estate under development	22,904
Real estate held for sale in consolidated variable interest entities	64,202
Mortgages and notes payable in consolidated variable interest entities	(57,124)
Financing arrangements, portfolio investments	(309,935)
Securitized debt	(29,164)
Cash and other	(2,505)
Net Capital in Multi-Family	$475,200

(3)
Includes $331.5 million of distressed residential mortgage loans, $36.9 million of distressed residential mortgage loans, at fair value and $101.9 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $73.8 million, residential second mortgage loans, at fair value of $50.2 million, investments in unconsolidated entities amounting to $12.6 million and mortgage loans held for sale and mortgage loans held for investment totaling $3.5 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company's accompanying consolidated balance sheets in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures and $70.3 million in residential collateralized debt obligations.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(7)
Includes $0.5 million held in overnight deposits related to our Agency IO investments and $9.6 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

At December 31, 2016:

	Agency RMBS (1)	Multi- Family (2)	Distressed Residential (3)	Other (4)	Total
Carrying value	$529,250	$628,522	$671,272	$127,359	$1,956,403
Liabilities:
Callable (5)	(452,569)	(206,824)	$(306,168)	—	(965,561)
Non-callable	—	(28,332)	(130,535)	(136,663)	(295,530)
Hedges (Net) (6)	7,917	—	—	—	7,917
Cash(7)	44,088	3,687	9,898	75,725	133,398
Goodwill	—	—	$—	25,222	25,222
Other	5,368	(2,652)	$16,108	(29,511)	(10,687)
Net capital allocated	$134,054	$394,401	$260,575	$62,132	$851,162
% of capital allocated	15.7%	46.4%	30.6%	7.3%	100.0%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2016 follows:

Multi-Family loans held in securitization trusts, at fair value	$6,939,844
Multi-Family CDOs, at fair value	(6,624,896)
Net carrying value	314,948
Investment securities available for sale, at fair value held in securitization trusts	126,442
Total CMBS, at fair value	441,390
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	169,678
Real estate under development	17,454
Mortgages and notes payable in consolidated variable interest entities	(1,588)
Financing arrangements, portfolio investments	(206,824)
Securitized debt	(28,332)
Other	2,623
Net Capital in Multi-Family	$394,401

(3)	Includes $503.1 million of distressed residential loans and $162.1 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $95.1 million, residential second mortgage loans, at fair value of $17.8 million, investments in unconsolidated entities amounting to $9.7 million and mortgage loans held for sale and mortgage loans held for investment totaling $21.3 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying consolidated balance sheets in receivables and other assets. Non-callable liabilities consist of $45.0 million in subordinated debentures and $91.7 million in residential collateralized debt obligations.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(7)
Includes $35.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes and $9.9 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

For the year ended December 31, 2017, we reported net income attributable to the Company's common stockholders of $76.3 million, as compared to net income attributable to the Company's common stockholders of $54.7 million for the prior year. The main components of the change in net income for the year ended December 31, 2017 as compared to the prior year are detailed in the following table (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	$ Change
Net interest income	$57,986	$64,638	$(6,652)
Total other income	75,013	41,238	33,775
Total general, administrative and operating expenses	41,077	35,221	5,856
Income from operations before income taxes	91,922	70,655	21,267
Income tax expense	3,355	3,095	260
Net income attributable to Company	91,980	67,551	24,429
Preferred stock dividends	15,660	12,900	2,760
Net income attributable to Company's common stockholders	76,320	54,651	21,669
Basic earnings per common share	$0.68	$0.50	$0.18
Diluted earnings per common share	$0.66	$0.50	$0.16

Net Interest Income

The decrease in net interest income of approximately $6.7 million for the year ended December 31, 2017 as compared to the corresponding period in 2016 was driven by:

•
A decrease in net interest income of approximately $4.2 million in our Agency RMBS portfolio. The Agency IO portfolio decreased by $5.7 million partially offset by an increase of $1.5 million from our Agency fixed-rate portfolio. The decrease in the Agency IO portfolio was primarily due to a decrease in average interest earning assets as the Company exited the strategy in 2017.

•
An increase in net interest income of approximately $15.2 million in our multi-family portfolio due to an increase in average interest earning assets attributable to new multi-family preferred equity investments and CMBS purchased during the 2017 period.

•
A decrease in net interest income of approximately $8.8 million in our distressed residential portfolio due to a decrease in net interest income on our distressed residential mortgage loans of approximately $11.6 million partially offset by an increase in net interest income on our non-Agency RMBS of approximately $2.8 million. Net interest income on our distressed residential mortgage loans decreased due to seasoning of the portfolio resulting in less accretion of discount in the 2017 period as compared to the corresponding period in 2016, a decrease in average interest earning assets in this portfolio in 2017, and an increase in financing costs in 2017. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets in this portfolio in 2017.

•	An increase in non-portfolio interest expense of $9.9 million related to the issuance on January 23, 2017 of $138.0 million principal amount in Convertible Notes.

Other Income

Total other income increased by $33.8 million for the year ended December 31, 2017 as compared to the prior year. The change was primarily driven by:

•	An increase in realized gains on distressed residential mortgage loans of $11.2 million, due to increased sales activity in 2017.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $15.8 million for the year ended December 31, 2017 as compared to the prior year. Credit spreads on our Freddie Mac K-Series securities tightened during the year ended December 31, 2017, which in turn drove valuations on these securities higher in 2017. In addition, an increase in multi-family CMBS investments during 2017 contributed to the increase in net unrealized gains as compared to the prior period.

•	A decrease in net unrealized gains on investment securities and related hedges of $5.1 million is primarily due to the removal of hedges related to our exit of the Agency IO strategy.

•
An increase in realized gains on investment securities and related hedges of $7.5 million primarily due to approximately $64.0 million in sales of CMBS resulting in realized gains of approximately $6.3 million.

•
An increase in income from operating real estate and real estate held for sale in consolidated variable interest entities of $7.3 million related to the consolidation of Riverchase Landing and The Clusters, which required consolidation of the entities' income and expenses in our consolidated financial statements in accordance with GAAP. This income is offset by $9.5 million in expenses related to operating real estate and real estate held for sale in consolidated variable interest entities included in general, administrative and operating expenses.

•
A decrease in other income of $5.5 million in the 2017 period, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc LLC (“RiverBanc”), RB Multifamily Investors LLC (“RBMI”), and RB Development Holding Company, LLC (“RBDHC”) in accordance with GAAP in 2016.

Comparative General, Administrative and Operating Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Operating Expenses:	2017	2016	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$10,626	$8,795	$1,831
Professional fees	3,588	2,877	711
Base management and incentive fees	4,517	9,261	(4,744)
Other	4,143	3,574	569
Operating Expenses
Expenses related to distressed residential mortgage loans	8,746	10,714	(1,968)
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	9,457	—	9,457
Total	$41,077	$35,221	$5,856

For the year ended December 31, 2017 as compared to the prior year, general, administrative and operating expenses increased by $5.9 million.

The $1.8 million increase in salaries, benefits and directors' compensation in 2017 is primarily attributable to inclusion of employee headcount resulting from the May 16, 2016 RiverBanc acquisition for the full year in 2017. This increase is offset by a decline in base management and incentive fees to RiverBanc of $1.8 million resulting from the termination of the RiverBanc management agreement on May 17, 2016.

In addition, base management fees on our distressed loan strategy decreased by $2.5 million for the year ended December 31, 2017, due in part to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016.

The decrease in expenses related to distressed residential mortgage loans for the year ended December 31, 2017 as compared to the same period in 2016 can be attributed to a decrease in loan count during the 2017 period as compared to the same period in 2016.

Beginning in the second quarter of 2017, the Company recognized expenses related to operating real estate and real estate held for sale in consolidated variable interest entities in the amount of $9.5 million due to the consolidation of Riverchase Landing and The Clusters in our consolidated financial statements in accordance with GAAP. These expenses are offset by $7.3 million of income from operating real estate and real estate held for sale in consolidated variable interest entities included in other income.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

For the year ended December 31, 2016, we reported net income attributable to common stockholders of $54.7 million, as compared to net income attributable to common stockholders of $67.0 million for the prior year. The main components of the change in net income for the year ended December 31, 2016 as compared to the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	$ Change
Net interest income	$64,638	$76,117	$(11,479)
Total other income	41,238	45,911	(4,673)
Total general, administrative and operating expenses	35,221	39,480	(4,259)
Income from operations before income taxes	70,655	82,548	(11,893)
Income tax expense	3,095	4,535	(1,440)
Net income attributable to Company	67,551	78,013	(10,462)
Preferred stock dividends	12,900	10,990	1,910
Net income attributable to Company's common stockholders	54,651	67,023	(12,372)
Basic earnings per common share	$0.50	$0.62	$(0.12)
Diluted earnings per common share	$0.50	$0.62	$(0.12)

Net Interest Income

The decrease in net interest income of approximately $11.5 million for the year ended December 31, 2016 as compared to the corresponding period in 2015 was driven by:

•	A decrease in net interest income of approximately $4.2 million in our Agency IO portfolio in 2016 due to higher prepayment experience on these assets and an increase in financing costs in 2016.

•
A decrease in net interest income of approximately $3.1 million in our Agency fixed-rate and Agency ARM RMBS portfolio due to a decrease in average interest earning assets in this portfolio and higher prepayment rates.

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

Other Income

Total other income decreased by $4.7 million for the year ended December 31, 2016 as compared to the prior year. The change was primarily driven by:

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

•
An increase in other income of $9.7 million in the 2016 period, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with GAAP. In addition, other income increased due to income recognized from investments in unconsolidated entities made during the 2016 fiscal year.

Comparative General, Administrative and Operating Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Operating Expenses:	2016	2015	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,795	$4,661	$4,134
Professional fees	2,877	2,542	335
Base management fees and incentive fees	9,261	19,188	(9,927)
Other	3,574	2,725	849
Operating Expenses
Expenses related to distressed residential mortgage loans	10,714	10,364	350
Total	$35,221	$39,480	$(4,259)

For the year ended December 31, 2016 as compared to the prior year, general, administrative and operating expenses decreased by $4.3 million. Salaries, benefits and directors’ compensation was driven higher during the 2016 period as compared to prior year primarily due to the increase in employee headcount resulting from the RiverBanc acquisition, which was offset by a $9.9 million decline in base management and incentive fees during the 2016 period as compared to the prior year. The decline in base management and incentive fees was due in part to the termination of the RiverBanc management agreement on May 17, 2016 and lower incentive fees earned in 2016. In addition, management fees on our distressed residential loan strategy decreased due to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016.

Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans (including distressed residential loans held in securitization trusts), loans held for investment, preferred equity and mezzanine loans investments, where the risks and payment characteristics are equivalent to and accounted for as loans and loans held for sale (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

Year Ended December 31, 2017

	Agency RMBS(1)	Multi- Family (2)(3)	Distressed Residential	Other	Total
Interest Income	$12,632	$59,489	$27,189	$5,112	$104,422
Interest Expense	(7,314)	(10,972)	(13,483)	(14,667)	(46,436)
Net Interest Income	$5,318	$48,517	$13,706	$(9,555)	$57,986

Average Interest Earning Assets(3) (4)	$610,339	$530,093	$573,858	$124,345	$1,838,635
Weighted Average Yield on Interest Earning Assets(5)	2.07%	11.22%	4.74%	4.11%	5.68%
Average Cost of Funds (6)	(1.47)%	(4.45)%	(4.15)%	(2.70)%	(2.95)%
Portfolio Net Interest Margin(7)	0.60%	6.77%	0.59%	1.41%	2.73%

Year Ended December 31, 2016

	Agency RMBS(1)	Multi- Family (2)(3)	Distressed Residential	Other	Total
Interest Income	$15,729	$40,786	$36,592	$3,646	$96,753
Interest Expense	(6,177)	(7,490)	(14,078)	(4,370)	(32,115)
Net Interest Income	$9,552	$33,296	$22,514	$(724)	$64,638

Average Interest Earning Assets (3) (4)	$645,459	$330,242	$629,412	$124,092	$1,729,205
Weighted Average Yield on Interest Earning Assets(5)	2.44%	12.35%	5.81%	2.94%	5.60%
Average Cost of Funds (6)	(1.17)%	(6.44)%	(3.75)%	(2.17)%	(2.67)%
Portfolio Net Interest Margin(7)	1.27%	5.91%	2.06%	0.77%	2.93%

Year Ended December 31, 2015

	Agency RMBS(1)	Multi- Family (2)(3)	Distressed Residential	Other	Total
Interest Income	$22,381	$32,311	$39,739	$9,366	$103,797
Interest Expense	(5,585)	(6,006)	(13,125)	(2,964)	(27,680)
Net Interest Income	$16,796	$26,305	$26,614	$6,402	$76,117

Average Interest Earning Assets (3) (4)	$756,579	$268,726	$572,796	$160,308	$1,758,409
Weighted Average Yield on Interest Earning Assets(5)	2.96%	12.02%	6.94%	5.84%	5.91%
Average Cost of Funds (6)	(0.92)%	(7.11)%	(4.03)%	(0.80)%	(2.23)%
Portfolio Net Interest Margin(7)	2.04%	4.91%	2.91%	5.04%	3.68%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements. Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income in multi-family investments to our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Interest income, multi-family loans held in securitization trusts	$297,124	$249,191	$257,417
Interest income, investment securities, available for sale (a)	10,089	5,036	3,516
Interest income, preferred equity investments and mezzanine loan (a)	13,941	9,112	4,349
Interest expense, multi-family collateralized debt obligation	(261,665)	(222,553)	(232,971)
Interest income, Multi-Family, net	59,489	40,786	32,311
Interest expense, investment securities, available for sale	(8,149)	(1,859)	—
Interest expense, securitized debt	(2,823)	(5,631)	(6,006)
Net interest income, Multi-Family	$48,517	$33,296	$26,305

(a)	Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other.

(3)
Average Interest Earning Assets for the period excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by the Company.

(4)	Our Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our interest income by our Average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our interest expense by our average interest bearing liabilities, excluding our subordinated debentures and Convertible Notes for the respective periods. For the years ended December 31, 2017, 2016 and 2015, our subordinated debentures and Convertible Notes generated aggregate interest expense of approximately $12.1 million, $2.1 million and $1.9 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps and amortization of premium on our swaptions.

(7)
Portfolio Net Interest Margin is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the Weighted Average Cost of subordinated debentures and Convertible Notes.

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency Fixed-Rate RMBS	Agency ARMs	Agency IOs	Residential Securitizations
December 31, 2017	6.3%	12.9%	17.8%	22.1%
September 30, 2017	12.8%	9.4%	17.4%	18.2%
June 30, 2017	9.6%	16.5%	17.5%	16.8%
March 31, 2017	10.6%	8.3%	15.9%	5.1%
December 31, 2016	12.3%	21.7%	19.4%	11.1%
September 30, 2016	10.0%	20.7%	18.2%	15.9%
June 30, 2016	10.2%	17.6%	15.6%	17.8%
March 31, 2016	7.9%	13.5%	14.7%	14.8%
December 31, 2015	8.5%	16.9%	14.6%	31.2%
September 30, 2015	10.5%	18.6%	18.0%	8.9%
June 30, 2015	10.6%	9.2%	16.3%	11.1%
March 31, 2015	6.5%	9.1%	14.7%	13.7%

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

Financial Condition

As of December 31, 2017, we had approximately $12.1 billion of total assets, as compared to approximately $9.0 billion of total assets as of December 31, 2016. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. As of December 31, 2017 and December 31, 2016, the Consolidated K-Series assets amounted to approximately $9.7 billion and $7.0 billion, respectively. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale. At December 31, 2017, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, Agency IOs, CMBS and non-Agency RMBS, which are classified as investment securities available for sale. At December 31, 2017, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of December 31, 2017 as compared to December 31, 2016 is primarily related to our purchases of Agency fixed-rate RMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017		December 31, 2016
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$16,290	$16,899	$22,173	$23,203
2012	72,498	74,173	86,449	89,642
Total ARMs	88,788	91,072	108,622	112,845

Fixed-Rate
Prior to 2012	597	609	1,011	1,042
2012	257,978	262,792	317,974	327,132
2015	2,786	2,886	411	453
2017	757,387	780,998	—	—
Total Fixed-Rate	1,018,748	1,047,285	319,396	328,627
IO
Prior to 2013	152,994	21,405	321,237	49,617
2013	27,484	4,361	87,142	14,635
2014	19,371	1,944	51,716	5,634
2015	5,636	956	55,338	9,578
2016	31,480	2,513	75,770	5,427
Total IOs	236,965	31,179	591,203	84,891

Total Agency RMBS	1,344,501	1,169,536	1,019,221	526,363

US Treasury Securities
2016	—	—	3,000	2,887
Total US Treasury Securities	—	—	3,000	2,887

Non-Agency RMBS
2006	211	192	1,659	1,229
2015	—	—	27,574	27,643
2016	16,978	17,118	133,647	134,412
2017	84,054	84,815	—	—
Total Non-Agency RMBS	101,243	102,125	162,880	163,284

CMBS
Prior to 2013(1)	821,746	47,922	835,447	43,897
2013	—	—	5,912	5,733
2014	—	—	2,500	2,158
2015	—	—	16,880	14,364
2016	36,108	38,270	64,873	60,290
2017	55,977	55,228	—	—
Total CMBS	913,831	141,420	925,612	126,442

Total	$2,359,575	$1,413,081	$2,110,713	$818,976

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at December 31, 2017 and December 31, 2016.

Residential Mortgage Loans.

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At December 31, 2017, residential mortgage loans held in securitization trusts totaled approximately $73.8 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.0% of which are ARM loans that are interest only, at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods at origination were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At December 31, 2017, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2017	240	$77,519	$73,820
December 31, 2016	287	98,303	95,144

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017			December 31, 2016
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$423	$2,850	$48	$424	$2,850	$48
Current Coupon Rate	3.79%	5.63%	2.38%	3.35%	5.25%	1.63%
Gross Margin	2.37%	4.13%	1.13%	2.36%	4.13%	1.13%
Lifetime Cap	11.32%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	209	216	175	221	228	187
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	725	818	603	724	818	593
Original LTV	70.17%	95.00%	16.28%	69.80%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts, net for the years ended December 31, 2017 and 2016, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2017	$98,303	$623	$(3,782)	$95,144
Principal repayments	(20,667)	—	—	(20,667)
Provision for loan loss	—	—	(475)	(475)
Transfer to real estate owned	(117)	—	6	(111)
Charge-Offs	—	—	60	60
Amortization of premium	—	(131)	—	(131)
Balance, December 31, 2017	$77,519	$492	$(4,191)	$73,820

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(23,781)	—	—	(23,781)
Provision for loan loss	—	—	(612)	(612)
Transfer to real estate owned	(461)	—	117	(344)
Charge-Offs	—	—	112	112
Amortization of premium	—	(152)	—	(152)
Balance, December 31, 2016	$98,303	$623	$(3,782)	$95,144

Residential Mortgage Loans, at Fair Value

Residential mortgage loans, at fair value, include both first lien distressed residential loans and second mortgages that are presented at fair value on the Company's consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in net gain on residential mortgage loans at fair value on the Company’s consolidated statements of operations.
The following table details our residential mortgage loans, at fair value at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Distressed Residential Loans			Residential Second Mortgages
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
December 31, 2017	201	$42,789	$36,914	766	$49,316	$50,239
December 31, 2016	—	—	—	259	17,540	17,769

Characteristics of Our Residential Second Mortgages, at Fair Value:

Combined Loan to Value at Purchase	December 31, 2017	December 31, 2016
50.00% or less	2.4%	1.4%
50.01% - 60.00%	4.1%	2.5%
60.01% - 70.00%	8.0%	5.0%
70.01% - 80.00%	21.5%	19.3%
80.01% - 90.00%	62.1%	71.8%
90.01% - 100.00%	1.9%	—
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2017	December 31, 2016
651 to 700	10.6%	2.5%
701 to 750	58.4%	63.3%
751 to 800	28.6%	32.3%
801 and over	2.4%	1.9%
Total	100.0%	100.0%

Current Coupon	December 31, 2017	December 31, 2016
5.01% – 6.00%	0.7%	1.4%
6.01% and over	99.3%	98.6%
Total	100.0%	100.0%

Delinquency Status	December 31, 2017	December 31, 2016
Current	99.5%	98.5%
31 – 60 days	0.3%	0.6%
61 – 90 days	0.1%	0.6%
90+ days	0.1%	0.3%
Total	100.0%	100.0%

Origination Year	December 31, 2017	December 31, 2016
2015	1.1%	3.2%
2016	26.3%	96.8%
2017	72.6%	—
Total	100.0%	100.0%

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

The following table details our portfolio of distressed residential mortgage loans at carrying value, including those distressed residential mortgage loans held in securitization trusts, at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2017	3,729	$355,998	$331,464
December 31, 2016	5,275	559,945	503,094

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $121.8 million and $195.3 million at December 31, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $81.9 million and $77.1 million at December 31, 2017 and 2016, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $182.6 million and $279.9 million at December 31, 2017 and December 31, 2016, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of our Acquired Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts and Distressed Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase	December 31, 2017	December 31, 2016
50.00% or less	4.7%	4.1%
50.01% - 60.00%	5.1%	4.3%
60.01% - 70.00%	7.8%	6.8%
70.01% - 80.00%	12.4%	10.8%
80.01% - 90.00%	14.1%	12.7%
90.01% - 100.00%	15.7%	14.0%
100.01% and over	40.2%	47.3%
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2017	December 31, 2016
550 or less	19.9%	18.5%
551 to 600	29.2%	28.7%
601 to 650	27.8%	28.0%
651 to 700	13.4%	15.6%
701 to 750	6.2%	6.6%
751 to 800	3.0%	2.3%
801 and over	0.5%	0.3%
Total	100.0%	100.0%

Current Coupon	December 31, 2017	December 31, 2016
3.00% or less	9.7%	13.5%
3.01% - 4.00%	13.9%	11.8%
4.01 to 5.00%	23.0%	22.0%
5.01 - 6.00%	11.9%	11.8%
6.01% and over	41.5%	40.9%
Total	100.0%	100.0%

Delinquency Status	December 31, 2017	December 31, 2016
Current	65.2%	69.7%
31- 60 days	11.5%	11.6%
61 - 90 days	5.1%	4.2%
90+ days	18.2%	14.5%
Total	100.0%	100.0%

Origination Year	December 31, 2017	December 31, 2016
2005 or earlier	26.0%	27.0%
2006	16.5%	18.1%
2007	30.6%	33.6%
2008 or later	26.9%	21.3%
Total	100.0%	100.0%

Consolidated K-Series. As of December 31, 2017 and December 31, 2016, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in seven and five Freddie Mac-sponsored multi-family K-Series securitizations as of December 31, 2017 and December 31, 2016, respectively, of which we, or one of our SPEs, own the first loss securities and, in certain cases, IOs and/or mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statements of operations. As of December 31, 2017 and December 31, 2016, the Consolidated K-Series were comprised of $9.7 billion and $6.9 billion, respectively, in multi-family loans held in securitization trusts and $9.2 billion and $6.6 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 3.92% and 3.97%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the year ended December 31, 2017 were due to the consolidation of $2.9 billion in multi-family loans held in securitization trusts and $2.8 billion in multi-family CDOs in connection with the purchase in 2017 of $102.1 million in additional first loss PO securities and certain IO and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our consolidated statements of operations for the years ended December 31, 2017 and 2016 included interest income of $297.1 million and $249.2 million, respectively, and interest expense of $261.7 million and $222.6 million, respectively. Also, we recognized an $18.9 million and a $3.0 million unrealized gain in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss and mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss PO and, in certain cases, IOs and/or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $468.0 million and $314.9 million as of December 31, 2017 and December 31, 2016, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Current balance of loans	$11,479,393	$8,824,481
Number of loans	662	543
Weighted average original LTV	69.5%	68.8%
Weighted average underwritten debt service coverage ratio	1.44x	1.49x
Current average loan size	$17,340	$16,251
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	64	79
Weighted average loan rate	4.32%	4.39%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	14.7%	13.8%
Texas	12.7%	12.4%
New York	6.5%	8.1%
Maryland	5.5%	5.3%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of December 31, 2017 and December 31, 2016, we had approximately $51.1 million and $79.3 million of investments in unconsolidated entities, respectively.

On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing"), a multi-family apartment community in which the Company holds a preferred equity investment, and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its consolidated financial statements and decreased its investment in unconsolidated entities by approximately $9.0 million. See Note 10 to our consolidated financial statements included in this report for more information on Riverchase Landing.

Preferred Equity and Mezzanine Loan Investments. The Company had preferred equity and mezzanine loan investments in the amounts of $138.9 million and $100.2 million as of December 31, 2017 and December 31, 2016, respectively.

On March 31, 2017, the Company reconsidered its evaluation of its variable interest in The Clusters, LLC ("The Clusters"), a multi-family apartment community in which the Company holds a preferred equity investment, and determined that it became the primary beneficiary of The Clusters. Accordingly, on this date, the Company consolidated The Clusters into its consolidated financial statements, resulting in a decrease in preferred equity investments of approximately $3.5 million. See Note 10 to our consolidated financial statements included in this report for more information on The Clusters.
As of December 31, 2017, all preferred equity and mezzanine loan investments were paying in accordance with their contractual terms. During the year ended December 31, 2017, there were no impairments with respect to our preferred equity and mezzanine loan investments.

The following tables summarize our preferred equity and mezzanine loan investments as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017
	Count	Carrying Amount (1)	Investment Amount(1)	Weighted Average Interest or Preferred Return Rate(2)	Weighted Average Remaining Life (Years)
Preferred equity investments	20	$132,009	$133,618	12.02%	6.6
Mezzanine loans	3	6,911	6,942	12.95%	6.8
Total	23	$138,920	$140,560	12.07%	6.6

	December 31, 2016
	Count	Carrying Amount(1)	Investment Amount(1)	Weighted Average Interest or Preferred Return Rate(2)	Weighted Average Remaining Life (Years)
Preferred equity investments	14	$81,269	$82,096	12.10%	7.4
Mezzanine loans	5	18,881	19,058	12.53%	8.8
Total	19	$100,150	$101,154	12.18%	7.7

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loan Investments Characteristics

Combined Loan to Value at Investment	December 31, 2017	December 31, 2016
70.01% - 80.00%	5.4%	5.0%
80.01% - 90.00%	94.6%	95.0%
Total	100.0%	100.0%

Real Estate Held for Sale in Consolidated VIEs. On March 31, 2017, the Company re-evaluated its variable interests in Riverchase Landing and The Clusters and, as a result of the reconsideration, consolidated both Riverchase Landing and The Clusters into its consolidated financial statements. During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale, with anticipation of completing a sale to a third party buyer in 2018. During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale, with anticipation of completing a sale to a third party buyer in 2018. As a result, the Company classified the real estate assets held by both Riverchase Landing and The Clusters in the amount of $64.2 million as real estate held for sale in consolidated variable interest entities as of December 31, 2017. No gain or loss was recognized by the Company or allocated to non-controlling interests related to the classification of the real estate assets to held for sale.

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements with third party financial institutions. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the securities which they finance.

As of December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%. Our repurchase agreements typically have terms of 30 days or less.

At December 31, 2017 and December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.0% and 5.1%, respectively. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of December 31, 2017, the outstanding balance under our repurchase agreements was funded at an advance rate of 90.0% that implies an average haircut of 10.0%. As of December 31, 2016, the outstanding balance under our repurchase agreements was funded at a weighted average advance rate of 84.6% that implies an average haircut of 15.4%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 24%, respectively, at December 31, 2017.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2017, 2016 and 2015 for our repurchase agreement borrowings (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2017	$1,224,771	$1,276,918	$1,276,918
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund distressed residential mortgage loans, expiring on June 8, 2019. At December 31, 2016, the master repurchase agreement provided for a maximum aggregate principal committed amount of up to $200.0 million. The outstanding balance on this master repurchase agreement as of December 31, 2017 and December 31, 2016 amounts to approximately $123.6 million and $193.8 million, respectively, bearing interest at one-month LIBOR plus 2.50% (4.05% and 3.26% at December 31, 2017 and December 31, 2016, respectively). Distressed residential mortgage loans with a carrying value of approximately $182.6 million at December 31, 2017 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the purchase of residential mortgage loans, particularly second mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the guaranteed committed principal amount to $25.0 million and extends the maturity date to November 24, 2018. The outstanding balance on this master repurchase agreement as of December 31, 2017 amounts to approximately $26.1 million, bearing interest at one-month LIBOR plus 3.50% (5.05% at December 31, 2017). There was no outstanding balance on this master repurchase agreement as of December 31, 2016. Second mortgage loans with a carrying value of approximately $44.2 million at December 31, 2017 are pledged as collateral for the borrowings under this master repurchase agreement.

Residential Collateralized Debt Obligations. As of December 31, 2017 and 2016, we had residential collateralized debt obligations, or Residential CDOs, of $70.3 million and $91.7 million, respectively. As of December 31, 2017 and 2016, the weighted average interest rate of these Residential CDOs was 2.16% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $77.5 million and $98.3 million at December 31, 2017 and 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and had a net investment in the residential securitization trusts of $4.4 million at December 31, 2017 and 2016.

Securitized Debt. As of December 31, 2017 and 2016, we had approximately $81.5 million and $158.9 million of securitized debt, respectively. As of December 31, 2017 and 2016, the weighted average interest rate for our securitized debt was 4.48% and 4.24%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 10 to our consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of December 31, 2017 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts and commissions and estimated offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of December 31, 2017, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.39%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated Riverchase Landing and The Clusters into its consolidated financial statements. Both of Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of December 31, 2017. See Note 10 to our consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates Kiawah River View Investors LLC ("KRVI") into its consolidated financial statements. KRVI's real estate under development is subject to a note payable of $6.0 million that has an unused commitment of $2.4 million as of December 31, 2017. See Note 10 to our consolidated financial statements included in this report for more information on KRVI.

Derivative Assets and Liabilities. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, interest rate caps, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs.

In connection with our investment in Agency IOs, we utilize several types of derivative instruments such as interest rate swaps, futures, options on futures and TBAs to hedge the interest rate risk and market value risk. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with minimal ability to adjust over the life of the transaction. Because these derivative instruments are frequently adjusted in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments. Realized and unrealized gains and losses associated with derivatives related to our Agency IO investments are recognized through earnings in the consolidated statements of operations.

We also use interest rate swaps (separately from interest rate swaps used in connection with our Agency IO investments) to hedge variable cash flows associated with our variable rate borrowings.. We typically pay a fixed rate and receive a floating rate based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Historically, we have accounted for these interest rate swaps under the hedged accounting methodology, changes in value are reflected in comprehensive earnings and not through the statement of operations. As of the fourth quarter of 2017, the Company will not elect hedge accounting treatment and all changes in valuations will be reflected in the statement of operations.
At December 31, 2017 the Company had no outstanding swaps that qualify as cash flow hedges for financial reporting purposes. At December 31, 2016, the Company had $215.0 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market asset value of $0.1 million at December 31, 2016. See Note 12 to our consolidated financial statements included in this Form 10-K for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at December 31, 2017 was $971.9 million and included $5.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2017 consisted of $18.2 million in net unrealized gains related to our CMBS and $1.8 million in net unrealized gains related to non-Agency RMBS, partially offset by $14.5 million in unrealized losses related to our Agency RMBS. The Company's stockholders’ equity at December 31, 2016 was $848.1 million and included $1.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2016 consisted of $12.0 million in unrealized losses related to our Agency RMBS, offset by $1.0 million in unrealized gains related to our non-Agency RMBS, $12.5 million in net unrealized gains related to our CMBS and $0.1 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the year ended December 31, 2017 (amounts in thousands, except per share):

	Year Ended December 31, 2017
	Amount	Shares	Per Share(1)
Beginning Balance	$683,075	111,474	$6.13
Common stock issuance, net (2)	2,560	436
Preferred stock issuance, net	130,496
Preferred stock liquidation preference	(135,000)
Balance after share issuance activity	681,131	111,910	6.08
Dividends declared	(89,500)		(0.80)
Net change in accumulated other comprehensive income:
Hedges	(102)		—
Investment securities	4,016		0.04
Net income attributable to Company's common stockholders	76,320		0.68
Ending Balance	$671,865	111,910	$6.00

(1)	Outstanding shares used to calculate book value per share for the year ended December 31, 2017 are 111,909,909.

(2)	Includes amortization of stock based compensation.

The following table analyzes the changes in book value for the year ended December 31, 2016 (amounts in thousands, except per share):

	Year Ended December 31, 2016
	Amount	Shares	Per Share(1)
Beginning Balance	$715,526	109,402	$6.54
Common stock issuance, net (2)	14,010	2,072
Balance after share issuance activity	729,536	111,474	6.54
Dividends declared	(105,605)		(0.95)
Net change in accumulated other comprehensive income:
Hedges	(202)		—
Investment securities	4,695		0.05
Net income attributable to Company's common stockholders	54,651		0.49
Ending Balance	$683,075	111,474	$6.13

(1)	Outstanding shares used to calculate book value per share for the year ended December 31, 2016 are 111,474,521.

(2)	Includes amortization of stock based compensation.

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

During the year ended December 31, 2017, net cash decreased primarily as a result of $430.7 million used in investing activities, which was partially offset by $377.3 million provided by financing activities and $29.3 million provided by operating activities. Our investing activities primarily included $940.6 million of purchases of investment securities, $102.1 million of purchases of investments held in multi-family securitization trusts, $101.3 million of purchases of residential mortgage loans and distressed residential mortgage loans, and $61.8 million in the funding of preferred equity, equity and mezzanine loan investments partially offset by $229.0 million in principal paydowns on investment securities available for sale, $224.9 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, $137.2 million in principal repayments received on multi-family loans held in securitization trusts, $107.1 million in proceeds from sales of investment securities, $25.9 million of return of capital from unconsolidated entities, $20.7 million in principal repayments received on residential mortgage loans held in securitization trusts, $19.0 million in principal repayments received on preferred equity and mezzanine loan investments, $7.0 million in proceeds from sale of real estate owned and $4.6 million in net proceeds from other derivative instruments settled during the period.

Our financing activities primarily included net proceeds from financing arrangements of $459.7 million, $127.0 million in proceeds from the issuance of convertible notes, $131.4 million in net proceeds from common and preferred stock issuances and $5.4 million in advances on mortgages and notes payable in consolidated variable interest entities, partially offset by $137.2 million in payments made on multi-family CDOs, $106.8 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $79.4 million in payments made on securitized debt, and $21.4 million in payments made on Residential CDOs.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of common stock and preferred equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used Federal Home Loan Bank of Indianapolis (“FHLBI”) advances. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At December 31, 2017, we had cash and cash equivalents balances of $95.2 million, which increased from $83.6 million at December 31, 2016. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of December 31, 2017, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with ten different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2017, we had an aggregate amount at risk under our repurchase agreements with ten counterparties of approximately $176.8 million, with no more than approximately $49.0 million at risk with any single counterparty. At December 31, 2017, the Company had short-term repurchase agreement borrowings on its investment securities of $1.3 billion as compared to $773.1 million as of December 31, 2016.

As of December 31, 2017, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. We had $95.2 million in cash and cash equivalents, $0.5 million in overnight deposits in our Agency IO portfolio included in restricted cash and $315.7 million in unencumbered investment securities to meet additional haircuts or market valuation requirements as of December 31, 2017. The unencumbered securities that we believe may be posted as margin as of December 31, 2017 included $188.8 million of Agency RMBS, $76.6 million of CMBS, and $50.3 million of non-Agency RMBS. We believe the cash and unencumbered securities, which collectively represent 32.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At December 31, 2017, the Company also had two master repurchase agreements, with Deutsche Bank AG, Cayman Islands Branch. The outstanding balances under the first master repurchase agreement with a maximum committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million amounted to approximately $123.6 million and $193.8 million at December 31, 2017 and December 31, 2016, respectively. This agreement is collateralized by distressed residential mortgage loans with a carrying value of $182.6 million at December 31, 2017 and expires on June 8, 2019. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity. The outstanding balances under the second master repurchase agreement with a guaranteed committed principal amount of $25.0 million amounted to approximately $26.1 million at December 31, 2017. We had no outstanding balance at December 31, 2016. This agreement is collateralized by second mortgages with a carrying value of $44.2 million at December 31, 2017 and expires on November 24, 2018.

At December 31, 2017, we also had other longer-term debt, including Residential CDOs outstanding of $70.3 million, multi-family CDOs outstanding of $9.2 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $81.5 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of December 31, 2017 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transactions, which is described in Note 10 of our consolidated financial statements.

On January 23, 2017, the Company completed the issuance of $138.0 million aggregate principal amount of the Convertible Notes in a public offering. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

As of December 31, 2017, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.7 to 1. Our overall leverage ratio does not include the mortgage debt of Riverchase Landing and The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs, for which we have no obligation. As of December 31, 2017, our leverage ratio on our short-term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.5 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with our investments in Agency RMBS.

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

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 12 to our consolidated financial statements included in this report. Also, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time in the future debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement (the "ATM Program"), as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

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

During the year ended December 31, 2017, the Company issued 55,886 shares of common stock under the Equity Distribution Agreement, at an average price of $6.45 per share, resulting in net proceeds to the Company of $0.4 million, after deducting the placement fees. During the  year ended December 31, 2017, the Company issued 87,737 shares of its common stock under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million, after deducting the placement fees. During the twelve months ended December 31, 2016, the Company issued 1,905,206 shares under the Prior Equity Distribution Agreements, at an average sales price of $6.87 per share, resulting in total net proceeds to the Company of $12.8 million, after deducting the placement fees. As of December 31, 2017, approximately $99.6 million of securities remains available for issuance under the Equity Distribution Agreement.

Management Agreement

We have an investment management agreement with Headlands, pursuant to which we pay Headlands a base management and incentive fee, if earned, quarterly in arrears.

Dividends

For information regarding the declaration and payment of dividends on our preferred stock for the periods covered by this report, please see Note 19 to our consolidated financial statements included in this report. For information regarding the declaration and payment of dividends on our common stock, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2017 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$348	$651	$434	$217	$1,650
Financing arrangements	1,302,864	123,117	—	—	1,425,981
Subordinated debentures (1)	2,528	5,062	5,056	76,647	89,293
Securitized debt (1)(3)	—	55,714	—	—	55,714
Interest rate swaps (1)	3,274	6,548	6,548	13,377	29,747
Management fees (2)	3,572	—	—	—	3,572
Employment agreements	800	—	—	—	800
Total contractual obligations (3)	$1,313,386	$191,092	$12,038	$90,241	$1,606,757

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2017.

(2)	Amounts include the base fee for Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.

(3)
We exclude our Residential CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential mortgage loans and real estate owned held in the securitization trusts. See Note 15 in the Notes to Consolidated Financial Statements for further information regarding our Residential CDOs. We also exclude the securitized debt related to our May 2012 re-securitization transaction as this debt is non-recourse to the Company. See Note 10 in the Notes to Consolidated Financial Statements for further information regarding our Securitized Debt. The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series are excluded as this debt is non-recourse to the Company.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, Eurodollar and other futures, TBAs and other securities or instruments we use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, interest rate caps, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing of those assets such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, is less than one year.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and derivative hedging instruments.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2017 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(12,259)
+100	$(4,508)
-100	$2,870

Interest rate changes may also impact our net book value as our assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets, other than IOs, decreases, and conversely, as interest rates decrease, the value of such investments will increase. The value of an IO will likely be negatively affected in a declining interest rate environment due to the risk of increasing prepayment rates because the IOs’ value is wholly contingent on the underlying mortgage loans having an outstanding balance. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, non-Agency RMBS, CMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to borrower defaults.

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

With respect to the $331.5 million of distressed residential mortgage loans owned by the Company at December 31, 2017, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.

As of December 31, 2017, we own $460.3 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 41.1% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of December 31, 2017, we own approximately $202.8 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised such rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. The Company believes it has an asset management team with the experience and expertise necessary to efficiently manage Riverchase Landing and The Clusters while working toward a successful resolution for each investment.

We are exposed on the credit risk in our investments in non-Agency RMBS backed by re-performing or nonperforming loans totaling $102.1 million as of December 31, 2017. Our non-Agency RMBS are collateralized by re-performing and non-performing loans. The non-Agency RMBS in our investment portfolio were purchased primarily in offerings of new issues of such securities at prices at or around par and represent either the senior or junior securities in the securitizations of the loan portfolios collateralizing such securities. The senior securities are structured with significant credit enhancement (typically approximately 50%, subject to market and credit conditions) to mitigate our exposure to credit risk on these securities, while the junior securities typically have 30% credit enhancement. Both junior and senior securities are subordinated by an equity security that typically receives no cash flow (interest or principal) until the senior and junior securities are paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior and junior securities increase by 300 to 400 basis points if the securities that we hold have not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior and junior securities and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that non-Agency RMBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss principal only CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2017, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2017, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
(basis points)	($ amounts in thousands)
+200	$(73,798)	3.34
+100	$(27,567)	2.68
Base		1.77
-100	$8,003	0.85

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the "COSO framework"). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. OTHER INFORMATION

ADDITIONAL MATERIAL FEDERAL INCOME TAX CONSIDERATIONS
The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussions under “Material Federal Income Tax Considerations” in the prospectus dated August 25, 2016 and filed as part of our Registration Statement on Form S-3 (No. 333-213316) and in the prospectus dated January 14, 2013 and filed as part of our Registration Statement on Form S-3D (No. 333-186016).
The Tax Cuts and Jobs Act
Enactment of the TCJA
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA” or the “Act”). The TCJA makes major changes to the Internal Revenue Code, including several provisions of the Internal Revenue Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain, and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.
Revised Individual Tax Rates and Deductions
The TCJA creates seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applies to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income (see “Material Federal Income Tax Considerations-Taxation of Taxable U.S. Stockholders” in the applicable prospectus).
The TCJA also eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (for example, the standard deduction for joint return filers rises from $12,700 in 2017 to $24,000 upon the TCJA’s effectiveness). The TCJA also eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.
The TCJA does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.
These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered Through Deduction
Under the TCJA, individuals, trusts and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation or sole proprietorship. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from a partnership, S corporation or sole proprietorship, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.
Net Operating Loss Modifications
Net operating loss (“NOL”) provisions are modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.
Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax
The TCJA reduces the 35% maximum corporate income tax rate to a maximum 21% corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries. The reduction of the corporate tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. The TCJA also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.
Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods
The TCJA limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitations at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property and a 20-year recovery period for related improvements. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. As a mortgage REIT, we do not believe that our business constitutes a “real property trade or business” within the meaning of the TCJA. However, as a mortgage REIT, we do not believe we will be negatively impacted by the 30% limitation on the deductibility of interest imposed by the TCJA because interest expense may be fully deducted to the extent of interest income under the TCJA. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applies beginning in 2018.

Phantom Income
Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. We currently do not expect that this rule will have a material impact on the timing of accrual of our income or on the amount of our distribution requirement.
International Provisions: Modified Territorial Tax Regime
The TCJA moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. We currently do not have any foreign subsidiaries or properties, but these provisions could affect any such future subsidiaries or properties.
Other Provisions
The TCJA makes other significant changes to the Internal Revenue Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, will sunset after 2025.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2018 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits.
EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.12.

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

3.6
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

4.4
Form of Certificate representing the Series D Preferred Stock (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

4.6(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

4.6(b)
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

4.10
Form of 6.25% Senior Convertible Note Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1	The Company's 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010).

10.2
The Company's 2013 Incentive Compensation Plan (effective for fiscal year 2015) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.3	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

10.4
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.5
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.6
Performance Share Award Agreement between Steven R. Mumma and the Company, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.7
Second Amended and Restated Employment Agreement, by and between the Company and Steven R. Mumma, dated as of November 3, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014).

10.8
Letter Agreement, dated February 8, 2017, by and between the Company and Steven R. Mumma (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2017).

10.9
Employment Agreement of Kevin Donlon, dated May 16, 2016, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

10.10
Separation Agreement, dated September 18, 2017, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017).

10.11	The Company's 2018 Annual Incentive Plan.*

10.12	Form of Performance Stock Unit Award Agreement.*

10.13
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

12.1	Statement re: Computation of Ratios.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: February 27, 2018	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chairman of the Board and Chief Executive Officer	February 27, 2018
Steven R. Mumma	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael B. Clement	Director	February 26, 2018
Michael B. Clement

/s/ Alan L. Hainey	Director	February 26, 2018
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 26, 2018
Steven G. Norcutt

/s/ David R. Bock	Director	February 26, 2018
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2017

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2009.
New York, New York
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP

New York, New York
February 27, 2018

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Investment securities, available for sale, at fair value (including pledged securities of $1,076,187 and $690,592, as of December 31, 2017 and December 31, 2016, respectively and $47,922 and $43,897 held in securitization trusts as of December 31, 2017 and December 31, 2016, respectively)	$1,413,081	$818,976
Residential mortgage loans held in securitization trusts, net	73,820	95,144
Residential mortgage loans, at fair value	87,153	17,769
Distressed residential mortgage loans, net (including $121,791 and $195,347 held in securitization trusts as of December 31, 2017 and December 31, 2016, respectively)	331,464	503,094
Multi-family loans held in securitization trusts, at fair value	9,657,421	6,939,844
Derivative assets	846	150,296
Cash and cash equivalents	95,191	83,554
Investment in unconsolidated entities	51,143	79,259
Preferred equity and mezzanine loan investments	138,920	100,150
Real estate held for sale in consolidated variable interest entities	64,202	—
Goodwill	25,222	25,222
Receivables and other assets	117,822	138,323
Total Assets (1)	$12,056,285	$8,951,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$1,276,918	$773,142
Financing arrangements, residential mortgage loans	149,063	192,419
Residential collateralized debt obligations	70,308	91,663
Multi-family collateralized debt obligations, at fair value	9,189,459	6,624,896
Securitized debt	81,537	158,867
Mortgages and notes payable in consolidated variable interest entities	57,124	1,588
Derivative liabilities	—	498
Payable for securities purchased	—	148,015
Accrued expenses and other liabilities	82,126	64,381
Subordinated debentures	45,000	45,000
Convertible notes	128,749	—
Total liabilities (1)	$11,080,284	$8,100,469
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 5,750,000 shares authorized and 5,400,000 issued and outstanding	130,496	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 111,909,909 and 111,474,521 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,119	1,115
Additional paid-in capital	751,155	748,599
Accumulated other comprehensive income	5,553	1,639
Accumulated deficit	(75,717)	(62,537)
Company's stockholders' equity	971,865	848,075
Non-controlling interest in consolidated variable interest entities	4,136	3,087
Total equity	$976,001	$851,162
Total Liabilities and Stockholders' Equity	$12,056,285	$8,951,631

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2017 and December 31, 2016, assets of consolidated VIEs totaled $10,041,468 and $7,330,872, respectively, and the liabilities of consolidated VIEs totaled $9,436,421 and $6,902,536, respectively. See Note 10 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
INTEREST INCOME:
Investment securities and other	$43,909	$33,696	$36,320
Multi-family loans held in securitization trusts	297,124	249,191	257,417
Residential mortgage loans	6,117	3,770	3,728
Distressed residential mortgage loans	18,937	32,649	39,303
Total interest income	366,087	319,306	336,768

INTEREST EXPENSE:
Investment securities and other	25,344	17,764	13,737
Convertible notes	9,852	—	—
Multi-family collateralized debt obligations	261,665	222,553	232,971
Residential collateralized debt obligations	1,463	1,246	936
Securitized debt	7,481	11,044	11,126
Subordinated debentures	2,296	2,061	1,881
Total interest expense	308,101	254,668	260,651

NET INTEREST INCOME	57,986	64,638	76,117

OTHER INCOME (LOSS):
Recovery of (provision for) loan losses	1,739	838	(1,363)
Realized gain (loss) on investment securities and related hedges, net	3,888	(3,645)	(4,617)
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	—	—	1,483
Realized gain on distressed residential mortgage loans at carrying value, net	26,049	14,865	31,251
Net gain on residential mortgage loans at fair value	1,678	—	—
Unrealized gain (loss) on investment securities and related hedges, net	1,955	7,070	(2,641)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	18,872	3,032	12,368
Income from operating real estate and real estate held for sale in consolidated variable interest entities	7,280	—	—
Other income	13,552	19,078	9,430
Total other income	75,013	41,238	45,911

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	18,357	15,246	9,928
Base management and incentive fees	4,517	9,261	19,188
Expenses related to distressed residential mortgage loans	8,746	10,714	10,364
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	9,457	—	—
Total general, administrative and operating expenses	41,077	35,221	39,480

INCOME FROM OPERATIONS BEFORE INCOME TAXES	91,922	70,655	82,548
Income tax expense	3,355	3,095	4,535

NET INCOME	88,567	67,560	78,013
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	3,413	(9)	—
NET INCOME ATTRIBUTABLE TO COMPANY	91,980	67,551	78,013
Preferred stock dividends	(15,660)	(12,900)	(10,990)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$76,320	$54,651	$67,023

Basic earnings per common share	$0.68	$0.50	$0.62
Diluted earnings per common share	$0.66	$0.50	$0.62
Weighted average shares outstanding-basic	111,836	109,594	108,399
Weighted average shares outstanding-diluted	130,343	109,594	108,399

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$76,320	$54,651	$67,023
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	8,314	4,695	(2,975)
Reclassification adjustment for net gain included in net income	(4,298)	—	(9,063)
Decrease in fair value of derivative instruments utilized for cash flow hedges	(102)	(202)	(831)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,914	4,493	(12,869)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$80,234	$59,144	$54,154

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2014	$1,051	$72,397	$701,871	$32,593	$10,015	$817,927	$—	$817,927
Net income	—	—	—	78,013	—	78,013	—	78,013
Common Stock issuance, net	43	—	32,739	—	—	32,782	—	32,782
Preferred Stock issuance, net	—	86,862	—	—	—	86,862	—	86,862
Dividends declared on common stock	—	—	—	(111,199)	—	(111,199)	—	(111,199)
Dividends declared on preferred stock	—	—	—	(10,990)	—	(10,990)	—	(10,990)
Reclassification adjustment for net gain included in net income	—	—	—	—	(9,063)	(9,063)	—	(9,063)
Decrease in fair value of available for sale securities	—	—	—	—	(2,975)	(2,975)	—	(2,975)
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(831)	(831)	—	(831)
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526	$—	$880,526
Net income	—	—	—	67,551	—	67,551	9	67,560
Common Stock issuance, net	21	—	13,989	—	—	14,010	—	14,010
Preferred Stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(105,605)	—	(105,605)	—	(105,605)
Dividends declared on preferred stock	—	—	—	(12,900)	—	(12,900)	—	(12,900)
Increase in fair value of available for sale securities	—	—	—	—	4,695	4,695	—	4,695
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(202)	(202)	—	(202)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	3,078	3,078
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162
Net income	—	—	—	91,980	—	91,980	(3,413)	88,567
Common Stock issuance, net	4	—	2,556	—	—	2,560	—	2,560
Preferred Stock issuance, net	—	130,496	—	—	—	130,496	—	130,496
Dividends declared on common stock	—	—	—	(89,500)	—	(89,500)	—	(89,500)
Dividends declared on preferred stock	—	—	—	(15,660)	—	(15,660)	—	(15,660)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,298)	(4,298)	—	(4,298)
Increase in fair value of available for sale securities	—	—	—	—	8,314	8,314	—	8,314
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(102)	(102)	—	(102)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	4,462	4,462
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$88,567	$67,560	$78,013
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	197	7,648	542
Realized (gain) loss on investment securities and related hedges, net	(3,888)	3,645	4,617
Net gain on distressed residential mortgage and residential mortgage loans	(27,727)	(14,865)	(31,251)
Unrealized (gain) loss on investment securities and related hedges, net	(1,955)	(7,070)	2,641
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	—	—	(1,483)
Gain on remeasurement of existing membership interest in businesses acquired	—	(5,052)	—
Gain on bargain purchase on businesses acquired	—	(65)	—
Unrealized gain on loans and debt held in multi-family securitization trusts, net	(18,872)	(3,032)	(12,368)
Net decrease in loans held for sale	34	432	323
(Recovery of) provision for loan losses	(1,739)	(838)	1,363
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(27,164)	(22,202)	(12,997)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	20,870	15,801	9,827
Amortization of stock based compensation, net	1,632	514	983
Changes in operating assets and liabilities:
Receivables and other assets	(18,459)	6,756	10,945
Accrued expenses and other liabilities and accrued expenses, related parties	17,836	4,612	(14,819)
Net cash provided by operating activities	29,332	53,844	36,336

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	(28,447)	—
Cash received from initial consolidation of variable interest entities	112	—	—
Proceeds from sales of investment securities	107,062	208,229	99,235
Purchases of investment securities	(940,597)	(423,175)	(152,883)
Redemption (purchases) of FHLBI stock	—	5,445	(5,445)
Purchases of other assets	(41)	(103)	(61)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(296)	—	—
Funding of preferred equity, equity and mezzanine loan investments	(61,814)	(46,896)	(58,215)
Principal repayments received on preferred equity and mezzanine loan investments	19,031	4,464	4,308
Return of capital from unconsolidated entity investments	25,940	10,940	—
Net proceeds (payments) from other derivative instruments settled during the period	4,572	(933)	(5,766)
Principal repayments received on residential mortgage loans held in securitization trusts	20,667	23,648	28,166
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	224,915	122,552	238,798
Principal repayments received on multi-family loans held in securitization trusts	137,164	136,331	85,980
Principal paydowns on investment securities - available for sale	228,968	136,836	105,774
Proceeds from sale of real estate owned	7,026	2,131	1,044
Purchases of residential mortgage loans and distressed residential mortgage loans	(101,250)	(82,167)	(156,005)
Proceeds from sales of loans held in multi-family securitization trusts	—	—	65,587
Purchases of investments held in multi-family securitization trusts	(102,147)	—	—
Net cash (used in) provided by investing activities	(430,688)	68,855	250,517

Cash Flows from Financing Activities:
Proceeds from (payments made on) financing arrangements, net of FHLBI advances and payments	459,733	175,993	(99,011)
Proceeds from issuance of convertible notes	126,995	—	—
Proceeds from issuance of securitized debt	—	166,347	—
Common stock issuance, net	930	13,496	31,799
Preferred stock issuance, net	130,496	—	86,862
Dividends paid on common stock	(93,872)	(105,108)	(113,318)
Dividends paid on preferred stock	(12,900)	(12,900)	(9,218)
Payments made on mortgages and notes payable in consolidated variable interest entities	(1,485)	—	—
Proceeds from mortgages and notes payable in consolidated variable interest entities	5,414	—	—
Payments made on residential collateralized debt obligations	(21,442)	(25,152)	(28,952)
Payments made on multi-family collateralized debt obligations	(137,160)	(136,314)	(85,966)
Payments made on securitized debt	(79,433)	(126,018)	(116,136)
Redemption of preferred equity	—	(16,255)	—
Net cash provided by (used in) financing activities	377,276	(65,911)	(333,940)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(24,080)	56,788	(47,087)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	139,530	82,742	129,829
Cash, Cash Equivalents and Restricted Cash - End of Period	$115,450	$139,530	$82,742

Supplemental Disclosure:
Cash paid for interest	$333,907	$300,992	$307,162
Cash paid for income taxes	$3,952	$4,061	$4,922
Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$—	$148,015	$227,969
Deconsolidation of multi-family loans held in securitization trusts	$—	$—	$1,075,529
Deconsolidation of multi-family collateralized debt obligations	$—	$—	$1,009,942
Consolidation of multi-family loans held in securitization trusts	$2,886,525	$—	$—
Consolidation of multi-family collateralized debt obligations	$2,784,377	$—	$—
Transfer from residential loans to real estate owned	$7,228	$8,892	$2,579
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$22,382	$26,754	$26,256
Dividends declared on preferred stock to be paid in subsequent period	$5,985	$3,225	$3,225

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$95,191	$83,554	$61,959
Restricted cash included in receivables and other assets	20,259	55,976	20,783
Total cash, cash equivalents, and restricted cash	$115,450	$139,530	$82,742

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes residential mortgage loans, including distressed residential and second mortgage loans, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate, non-Agency RMBS, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS.

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

2.	Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements:

“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only securities;
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);
“Non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including performing, re-performing and non-performing mortgage loans;
“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;
“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;
“Agency IOs” refers to Agency RMBS comprised of IO RMBS;
“ARMs” refers to adjustable-rate residential mortgage loans;
“Prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in our securitization trusts;
“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;
“Agency fixed-rate ” refers to Agency RMBS comprised of fixed-rate RMBS;
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

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two VIEs that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810"). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805 (see Note 10).

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs, U.S. Treasury securities, certain Agency fixed-rate and Agency ARMs RMBS within the Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes.

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

Interest income on certain of our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

A portion of the purchase discount on the Company’s first loss PO multi-family CMBS is designated as non-accretable purchase discount or credit reserve, which is intended to partially mitigate the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and writedowns of such securities to a new cost basis could be required.

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

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC 320-10. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, the Company recognizes an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

The Company establishes an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts. Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, management looks at the balance of any delinquent loan and compares that to the current value of the collateralizing property. Management utilizes various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a broker in the property's area.

Residential Mortgage Loans, at fair value – Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans and second mortgage loans, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments. Changes in fair value are recorded in current period earnings in net gain on residential mortgage loans at fair value in the Company's consolidated statements of operations.

Premiums and discounts associated with the purchase of residential mortgage loans, at fair value are amortized or accreted into interest income over the life of the related loan using the effective interest method. Any premium amortization or discount accretion is reflected as a component of interest income, residential mortgage loans in the Company's consolidated statements of operations.

Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans are comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments. Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in Freddie Mac-sponsored multi-family K-Series securitizations that we consolidate (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, has consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying consolidated statements of operations. The Company adopted Accounting Standards Update ("ASU") 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, effective January 1, 2016. As a result, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

Preferred Equity and Mezzanine Loan Investments - The Company invests in preferred equity of and mezzanine loans to entities that have significant real estate assets. The mezzanine loan is secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property. Therefore, it is always junior and subordinate to any first lien as well as second liens, if applicable, on the property. These loans are senior to any preferred equity or common equity interests in the entity that owns the property.

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

Preferred equity, where the risks and payment characteristics are equivalent to mezzanine loans, and mezzanine loan investments are accounted for as loans and are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investment utilizing the guidance provided by the ADC Arrangements Subsection of ASC 310, Receivables.

For preferred equity and mezzanine loan investments where the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, the Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

Management evaluates the collectability of both interest and principal of each of the Company's loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Preferred equity and mezzanine loan investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investment in Unconsolidated Entities”.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the consolidated statements of operations (see Note 8).

Operating Real Estate Held in Consolidated Variable Interest Entities, Net – The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases. The Company has reclassified its operating real estate held in consolidated variable interest entities to real estate held for sale in consolidated variable interest entities as of December 31, 2017.

Real Estate - Depreciation – The Company depreciates on a straight-line basis the building component of its real estate over a 30-year estimated useful life, building and improvements over a 10-year to 30-year estimated useful life, and furniture, fixtures and equipment over a 5-year estimated useful life, all of which are judgmental determinations. Betterments and certain costs directly related to the improvement of real estate are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

Real Estate Held for Sale in Consolidated Variable Interest Entities - The Company classifies its long-lived assets as held for sale in accordance with ASC 360, Property, Plant, and Equipment. When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Real estate held for sale in consolidated variable interest entities is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any.

The Company assesses the net fair value of real estate held for sale in each reporting period that assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded in the consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

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

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which ends once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of December 31, 2017 and December 31, 2016 of $22.9 million and $17.5 million, respectively, is included in receivables and other assets on the consolidated balance sheets.

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

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill of $25.2 million as of December 31, 2017 and December 31, 2016 relates to the Company's multifamily investment reporting unit.

Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized. The Company evaluated goodwill as of October 1, 2017 and no impairment was indicated.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, employment/non-compete agreements, and acquired in-place leases with useful lives ranging from 6 months to 10 years are included in receivables and other assets on the consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See "Operating Real Estate Held in Consolidated Variable Interest Entities, Net" for further discussion of acquired in-please lease intangible assets.

Receivables and Other Assets – Receivables and other assets as of December 31, 2017 and 2016 include restricted cash held by third parties of $20.3 million and $56.0 million, respectively. Included in restricted cash is $0.5 million and $35.6 million held in our Agency IO portfolio to be used for trading purposes and $9.9 million and $6.1 million held by counterparties as collateral for hedging instruments as of December 31, 2017 and 2016, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in receivables and other assets in the amounts of $33.6 million and $24.1 million as of December 31, 2017 and 2016, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its investment securities available for sale using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over LIBOR.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans through repurchase agreements that expire within 12 to 18 months. The borrowings under the repurchase agreements bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $0.7 million and $1.3 million as of December 31, 2017 and December 31, 2016, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – The Consolidated K-Series, including their debt, are referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to Residential CDOs and Multi-Family CDOs collectively as "CDOs" in this report.

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

Costs related to issuance of securitized debt, which include underwriting, rating agency, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $0.7 million and $1.4 million as of December 31, 2017 and December 31, 2016, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the Convertible Notes, which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $9.3 million as of December 31, 2017.

Derivative Financial Instruments – In accordance with ASC 815, the Company records derivative financial instruments on its consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

In connection with our investment in Agency IOs, the Company uses several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and To-Be-Announced securities ("TBAs") to hedge the interest rate risk, as well as spread risk associated with these investments. The Company also purchases, or sells short, TBAs. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.” Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. The use of TBAs, futures, options on futures and interest rate swaps in our Agency IO portfolio hedge the overall risk profile of investment securities in the portfolio. The derivative instruments in our Agency IO portfolio are not designated as hedging instruments, therefore realized and unrealized gains and losses associated with these derivative instruments are recognized through earnings and reported as part of the other income category in the Company's consolidated statements of operations.

The Company also uses interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate, based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At the inception of an interest rate swap agreement, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Changes in fair value for interest rate swaps designated as a trading instrument will be reported in the consolidated statement of operations as unrealized gain (loss) on investment securities and related hedges. Changes in fair value for interest rate swaps qualifying for hedge accounting will be included in consolidated statement of comprehensive income (loss) as an increase (decrease) in fair value of derivative instruments utilized for cash flow hedges.

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities (or TBAs), options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets.

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

Manager Compensation – We are a party to an investment management agreement with Headlands Asset Management LLC (“Headlands”), pursuant to which Headlands provides investment management services with respect to our investments in certain distressed residential mortgage loans. From 2011 to December 2017, we were a party to an investment management agreement with the Midway Group, LP ("Midway"), pursuant to which Midway provided investment management services with respect to our investments in Agency IOs. These investment management agreements provide for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. The Midway agreement has been terminated effective December 31, 2017.

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company's common stockholders includes net income, the change in net unrealized gains/(losses) on its available for sale securities and its derivative hedging instruments, comprised of interest rate swaps until October 2017, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased/decreased for net loss/income attributable to noncontrolling interest.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the year ended December 31, 2017. The Company made a $0.1 million in contribution to the Plan for the year ended December 31, 2016.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is permitted for public business entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans, distressed residential mortgage loans, multi-family loans, and preferred equity and mezzanine loan investments (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging); and investment in unconsolidated entities (subject to either ASC 323, Investments - Equity Method and Joint Ventures or ASC 825, Financial Instruments). The Company evaluated the applicability of this ASU with respect to its investment portfolio, considering the scope exceptions listed above, and has determined that the adoption of this ASU will not have a material impact on the Company's financial condition or results of operations as the majority of the Company's revenue is generated by financial instruments and other contractual rights and obligations that are not within the scope of ASC 606.

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption as of the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently assessing the impact of this guidance as the ASU will have an effect on the Company's estimation of credit losses on distressed residential mortgage loans, residential mortgage loans held in securitization trusts, residential mortgage loans, and preferred equity and mezzanine loan investments that are accounted for as loans.

Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted the ASU effective January 1, 2017 and included restricted cash of $20.3 million and $56.0 million as of December 31, 2017 and 2016, respectively, with cash and cash equivalents as shown on the consolidated statements of cash flows.

Intangibles - Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments simplify annual or interim goodwill impairment tests by eliminating a second step to compute the implied fair value of goodwill if the fair value of a reporting unit is less than its carrying amount. Instead, should the fair value of a reporting unit be less than its carrying amount, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to that reporting unit). The amendments are effective for all entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the ASU effective January 1, 2017 and applied the guidance to the performance of our annual impairment test of $25.2 million in goodwill for the year ended December 31, 2017.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	December 31, 2017				December 31, 2016
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS:
Agency ARMs
Freddie Mac	$33,623	$16	$(852)	$32,787	$39,138	$24	$(528)	$38,634
Fannie Mae	54,958	6	(1,236)	53,728	69,031	71	(698)	68,404
Ginnie Mae	4,750	—	(193)	4,557	6,011	—	(204)	5,807
Total Agency ARMs	93,331	22	(2,281)	91,072	114,180	95	(1,430)	112,845
Agency Fixed Rate
Freddie Mac	20,804	—	(736)	20,068	26,338	—	(644)	25,694
Fannie Mae	1,038,363	669	(12,174)	1,026,858	312,515	—	(10,035)	302,480
Ginnie Mae	365	—	(6)	359	457	—	(4)	453
Total Agency Fixed Rate	1,059,532	669	(12,916)	1,047,285	339,310	—	(10,683)	328,627
Agency IOs
Freddie Mac	8,436	19	(2,756)	5,699	19,768	559	(3,363)	16,964
Fannie Mae	11,310	22	(2,989)	8,343	27,597	478	(4,777)	23,298
Ginnie Mae	21,621	230	(4,714)	17,137	49,788	1,223	(6,382)	44,629
Total Agency IOs	41,367	271	(10,459)	31,179	97,153	2,260	(14,522)	84,891

Total Agency RMBS	1,194,230	962	(25,656)	1,169,536	550,643	2,355	(26,635)	526,363
Non-Agency RMBS	100,291	1,852	(18)	102,125	162,220	1,218	(154)	163,284
U.S. Treasury securities	—	—	—	—	2,920	—	(33)	2,887
CMBS (1)	123,203	18,217	—	141,420	113,955	12,876	(389)	126,442
Total investment securities available for sale	$1,417,724	$21,031	$(25,674)	$1,413,081	$829,738	$16,449	$(27,211)	$818,976

(1)	Included in CMBS is $47.9 million and $43.9 million of investment securities for sale held in securitization trusts as of December 31, 2017 and December 31, 2016, respectively.

Realized Gain or Loss Activity

During the year ended December 31, 2017, the Company received total proceeds of approximately $107.1 million realizing approximately $0.1 million of net losses, from the sale of investment securities available for sale. During the year ended December 31, 2016, the Company received total proceeds of approximately $208.2 million, realizing approximately $2.3 million of net losses, from the sale of investment securities available for sale. During the year ended December 31, 2015, the Company received total proceeds of approximately $99.2 million, realizing approximately $2.1 million of net gains, from the sale of investment securities available for sale.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2017 and 2016, the weighted average life of the Company’s available for sale securities portfolio was approximately 7.1 years and 4.3 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Weighted Average Life	December 31, 2017	December 31, 2016
0 to 5 years	$426,061	$606,079
Over 5 to 10 years	970,336	177,765
10+ years	16,684	35,132
Total	$1,413,081	$818,976

Portfolio Interest Reset Periods

The following tables set forth the stated interest reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at December 31, 2017 and December 31, 2016 at carrying value (dollar amounts in thousands):

	December 31, 2017				December 31, 2016
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$26,876	$24,726	$1,117,934	$1,169,536	$53,043	$27,272	$446,048	$526,363
Non-Agency RMBS	84,461	—	17,664	102,125	50,080	—	113,204	163,284
U.S. Treasury securities	—	—	—	—	—	—	2,887	2,887
CMBS	70,791	—	70,629	141,420	82,545	—	43,897	126,442
Total investment securities available for sale	$182,128	$24,726	$1,206,227	$1,413,081	$185,668	$27,272	$606,036	$818,976

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

December 31, 2017	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$511,313	$(1,807)	$342,963	$(13,390)	$854,276	$(15,197)
Non-Agency RMBS	—	—	193	(18)	193	(18)
Total investment securities available for sale	$511,313	$(1,807)	$343,156	$(13,408)	$854,469	$(15,215)

December 31, 2016	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$96,357	$(1,290)	$328,474	$(10,819)	$424,831	$(12,109)
Non-Agency RMBS	—	—	596	(154)	596	(154)
CMBS	16,523	(389)	—	—	16,523	(389)
Total investment securities available for sale	$112,880	$(1,679)	$329,070	$(10,973)	$441,950	$(12,652)

Other than Temporary Impairment

For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts, Net and Real Estate Owned

Residential mortgage loans held in securitization trusts, net consist of the following at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Unpaid principal balance	$77,519	$98,303
Deferred origination costs – net	492	623
Reserve for loan losses	(4,191)	(3,782)
Total	$73,820	$95,144

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2017, 2016 and 2015, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$3,782	$3,399	$3,631
Provisions for loan losses	475	612	1,161
Transfer to real estate owned	(6)	(117)	—
Charge-offs	(60)	(112)	(1,393)
Balance at the end of period	$4,191	$3,782	$3,399

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2017 was $4.2 million, representing 541 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 385 basis points as of December 31, 2016. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the years ended December 31, 2017, 2016 and 2015, respectively (dollar amounts in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$150	$411	$965
Write downs	—	(9)	—
Transfer from mortgage loans held in securitization trusts	111	352	—
Disposal	(150)	(604)	(554)
Balance at the end of period	$111	$150	$411

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying consolidated balance sheets and write downs are included in recovery of (provision for) loan losses in the consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million as of December 31, 2017 and December 31, 2016.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2017, we had 26 delinquent loans with an aggregate principal amount outstanding of approximately $16.5 million categorized as Residential mortgage loans held in securitization trusts, net, of which $10.2 million, or 62%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (REO) through foreclosure, as of December 31, 2017 (dollar amounts in thousands):

December 31, 2017

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$203	0.26%
61 - 90	1	$173	0.22%
90+	24	$16,147	20.80%
Real estate owned through foreclosure	1	$118	0.15%

As of December 31, 2016, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.7 million categorized as Residential mortgage loans held in securitization trusts, net, of which $11.2 million, or 60%, were under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of December 31, 2016 (dollar amounts in thousands):

December 31, 2016

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$247	0.25%
61 - 90	—	$—	—
90+	30	$18,416	18.68%
Real estate owned through foreclosure	1	$268	0.27%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and REO held in residential securitization trusts at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
New York	31.8%	33.8%
Massachusetts	20.7%	19.9%
New Jersey	11.9%	10.8%
Florida	8.8%	8.9%
Connecticut	7.3%	7.4%
Maryland	5.2%	5.1%

5.	Residential Mortgage Loans, At Fair Value
Certain of the Company’s residential mortgage loans, including distressed residential mortgage loans and second mortgages, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in net gain on residential mortgage loans at fair value on the Company’s consolidated statements of operations.
The Company’s residential mortgage loans at fair value consist of the following as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
December 31, 2017	$92,105	$(4,911)	$(41)	$87,153
December 31, 2016	$17,540	$229	$—	$17,769
As of December 31, 2017, the company is committed to purchase $6.8 million of second mortgage loans from originators.

The following table presents the components of net gain on residential mortgage loans at fair value for the years ended December 31, 2017 and 2016, respectively (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Net realized gain on payoff and sale of loans	$1,719	$—
Net unrealized losses	41	—

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential mortgage loans at fair value as of December 31, 2017 and December 31, 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016
California	35.9%	63.3%
New Jersey	7.7%	2.5%
Florida	6.6%	5.6%

As of December 31, 2017, we had loans greater than 90 days past due and in nonaccrual status with an aggregate principal amount of $1.2 million and an aggregate fair value of $1.0 million categorized as Residential mortgage loans, at fair value.

6.	Distressed Residential Mortgage Loans

As of December 31, 2017 and December 31, 2016, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $331.5 million and $503.1 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the years ended December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Contractually required principal and interest	$76,529	$188,444
Nonaccretable yield	(6,467)	(14,512)
Expected cash flows to be collected	70,062	173,932
Accretable yield	(58,767)	(114,153)
Fair value at the date of acquisition	$11,295	$59,779

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the years ended December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Balance at beginning of period	$530,512	$579,009
Additions	93,854	128,386
Disposals	(301,472)	(144,242)
Accretion	(18,945)	(32,641)
Balance at end of period (1)	$303,949	$530,512

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the twelve-month periods ended December 31, 2017 and December 31, 2016 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2017 and December 31, 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016
Florida	11.2%	12.2%
North Carolina	8.3%	7.7%
California	6.9%	8.8%
Georgia	5.8%	6.0%
New York	5.7%	5.4%
Ohio	5.1%	4.8%
South Carolina	5.0%	4.0%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $121.8 million and $195.3 million at December 31, 2017 and December 31, 2016, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 10). In addition, distressed residential mortgage loans with a carrying value of approximately $182.6 million and $279.9 million at December 31, 2017 and December 31, 2016, respectively, are pledged as collateral for a Master Repurchase Agreement, with Deutsche Bank AG, Cayman Islands Branch (see Note 14).

7.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss PO, certain IOs and mezzanine securities issued by certain Freddie Mac K-Series securitizations with an aggregate net carrying value of $468.0 million and $314.9 million at December 31, 2017 and 2016, respectively (see Note 10). The Consolidated K-Series is comprised of seven and five multi-family CMBS investments as of December 31, 2017 and December 31, 2016, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2017 and December 31, 2016, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2017	December 31, 2016
Assets
Multi-family loans held in securitization trusts	$9,657,421	$6,939,844
Receivables	33,562	24,098
Total Assets	$9,690,983	$6,963,942
Liabilities and Equity
Multi-family CDOs	$9,189,459	$6,624,896
Accrued expenses	33,136	24,003
Total Liabilities	9,222,595	6,648,899
Equity	468,388	315,043
Total Liabilities and Equity	$9,690,983	$6,963,942

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $9.4 billion and $6.7 billion at December 31, 2017 and December 31, 2016, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $9.4 billion and $6.7 billion at December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and 2016, the current weighted average effective interest rate on these multi-family CDOs was 3.92% and 3.97%, respectively.

In February 2015, the Company sold a first loss PO security that was part of the Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in multi-family loans held in a securitization trusts and $1.0 billion in multi-family CDOs.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss and mezzanine securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 18).

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2017, 2016, and 2015, respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
Statements of Operations	2017	2016	2015
Interest income	$297,124	$249,191	$257,417
Interest expense	261,665	222,553	232,971
Net interest income	35,459	26,638	24,446
Unrealized gain on multi-family loans and debt held in securitization trusts, net	18,872	3,032	12,368
Net income	$54,331	$29,670	$36,814

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of December 31, 2017 and December 31, 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016
California	14.7%	13.8%
Texas	12.7%	12.4%
New York	6.5%	8.1%
Maryland	5.5%	5.3%

8.Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	December 31, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Autumnwood Investments LLC	—	$—	—	$2,092
200 RHC Hoover, LLC (1)	—	—	63%	8,886
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	8,320	45%	7,949
Total - Equity Method		$8,320		$18,927

(1)
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing") and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its consolidated financial statements (see Note 10).

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	December 31, 2017		December 31, 2016
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$12,623	11%	$9,732
Evergreens JV Holdings, LLC	85%	4,220	85%	3,810
Bent Tree JV Holdings, LLC	—	—	78%	9,890
Summerchase LR Partners LLC	—	—	80%	4,410
Lake Mary Realty Partners, LLC	—	—	80%	7,690
The Preserve at Port Royal Venture, LLC	77%	13,040	77%	12,280
WR Savannah Holdings, LLC	90%	12,940	90%	12,520
Total - Fair Value Option		$42,823		$60,332

The following table presents income (loss) from investments in unconsolidated entities for the years ended December 31, 2017, 2016, and 2015 (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2017	2016	2015
Autumnwood Investments LLC (1)	$265	$260	$281
200 RHC Hoover, LLC	275	1,370	394
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	996	433	—
RiverBanc LLC (2)	—	125	815
Kiawah River View Investors LLC ("KRVI") (2)	—	1,250	866
RB Development Holding Company, LLC (2)	—	107	(9)
RB Multifamily Investors LLC (2)	—	2,262	5,263
Morrocroft Neighborhood Stabilization Fund II, LP	1,591	910	254
Evergreens JV Holdings, LLC	571	199	—
Bent Tree JV Holdings, LLC (1)	1,795	411	—
Summerchase LR Partners LLC (1)	569	380	—
Lake Mary Realty Partners, LLC (1)	2,745	554	—
The Preserve at Port Royal Venture, LLC	1,729	834	—
WR Savannah Holdings, LLC	1,386	692	—

(1)	Includes income recognized from redemption of the Company's investment during the year ended December 31, 2017.

(2)
As of May 16, 2016, RiverBanc LLC, RB Development Holding Company, LLC, and RB Multifamily Investors LLC became wholly-owned subsidiaries of the Company as a result of the Company's acquisition of the remaining ownership interests in those entities held by other unaffiliated entities (see Note 23). Also as of May 16, 2016, the Company consolidated KRVI into its consolidated financial statements (see Note 10).

Summary combined financial information for the Company's investments in unconsolidated entities as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016, and 2015 is shown below (dollar amounts in thousands).

	December 31, 2017	December 31, 2016
Balance Sheets:
Real estate, net	$332,344	$346,078
Other assets	16,223	16,042
Total assets	$348,567	$362,120

Notes payable, net	$247,749	$236,388
Other liabilities	6,735	6,686
Total liabilities	254,484	243,074
Members' equity	94,083	119,046
Total liabilities and members' equity	$348,567	$362,120

	For the Years Ended December 31,
	2017	2016	2015
Operating Statements: (1)
Rental revenues	$37,196	$26,397	$2,121
Real estate sales	92,900	—	—
Cost of real estate sales	(55,544)	—	—
Other income	2,906	3,131	3,732
Operating expenses	(21,375)	(19,227)	(9,267)
Income (loss) before debt service, acquisition costs, and depreciation and amortization	56,083	10,301	(3,414)
Interest expense	(16,704)	(6,149)	(356)
Acquisition costs	(432)	(1,448)	(1,660)
Depreciation and amortization	(13,659)	(15,879)	(1,711)
Net income (loss)	$25,288	$(13,175)	$(7,141)

(1)
The Company records income (loss) from investments in unconsolidated entities under either the equity method of accounting or the fair value option. Accordingly, the combined net income (loss) shown above is not indicative of the income recognized by the Company from investments in unconsolidated entities.

9.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Investment amount	$140,560	$101,154
Deferred loan fees, net	(1,640)	(1,004)
Total	$138,920	$100,150

There were no delinquent preferred equity and mezzanine loan investments as of December 31, 2017 and December 31, 2016.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Texas	24.3%	43.3%
New York	24.1%	—
Virginia	10.8%	14.9%
Alabama	7.1%	—
South Carolina	7.0%	9.4%
Kentucky	5.2%	7.2%

10.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Financing VIEs as of December 31, 2017.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss of the securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that seven and five Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of December 31, 2017 and December 31, 2016, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 7). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, six and four of these investments are not included as collateral to any Financing VIE as of December 31, 2017 and December 31, 2016, respectively.

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

On March 31, 2017, (the "Changeover Date"), the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community. The Company holds a preferred equity investment in each of these VIEs. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters on the Changeover Date. Prior to the Changeover Date, the Company accounted for Riverchase Landing as an investment in an unconsolidated entity and for The Clusters as a preferred equity investment. The Company does not have any claims to the assets or obligations for the liabilities of Riverchase Landing and The Clusters.

On the Changeover Date, the Company consolidated Riverchase Landing and The Clusters into its consolidated financial statements. These transactions were accounted for by applying the acquisition method for business combinations.

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

Cash	$112
Operating real estate (1)	62,322
Lease intangibles (1)	5,340
Receivables and other assets	2,260
Total assets	70,034

Mortgages payable	51,570
Accrued expenses and other liabilities	1,519
Total liabilities	53,089

Non-controlling interest (2)	4,462
Net assets consolidated	$12,483

(1)	Reclassified to real estate held for sale in consolidated variable interest entities on the consolidated balance sheets (see Note 11).

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

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of December 31, 2017 and December 31, 2016, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of December 31, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$808	$808
Investment securities available for sale, at fair value held in securitization trusts	47,922	—	—	—	—	47,922
Residential mortgage loans held in securitization trusts, net	—	—	73,820	—	—	73,820
Distressed residential mortgage loans held in securitization trusts, net	—	121,791	—	—	—	121,791
Multi-family loans held in securitization trusts, at fair value	1,157,726	—	—	8,499,695	—	9,657,421
Real estate held for sale in consolidated variable interest entities	—	—	—	—	64,202	64,202
Receivables and other assets	4,333	15,428	935	29,301	25,507	75,504
Total assets	$1,209,981	$137,219	$74,755	$8,528,996	$90,517	$10,041,468

Residential collateralized debt obligations	$—	$—	$70,308	$—	$—	$70,308
Multi-family collateralized debt obligations, at fair value	1,094,044	—	—	8,095,415	—	9,189,459
Securitized debt	29,164	52,373	—	—	—	81,537
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	57,124	57,124
Accrued expenses and other liabilities	4,316	2,957	24	28,969	1,727	37,993
Total liabilities	$1,127,524	$55,330	$70,332	$8,124,384	$58,851	$9,436,421

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed- and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of December 31, 2017 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned residential mortgage loans. The Company holds 5% of the Class A Notes issued as part of this securitization transaction, which have been eliminated in consolidation.

(3)	Six of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series are not held in a Financing VIE as of December 31, 2017.

Assets and Liabilities of Consolidated VIEs as of December 31, 2016 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS re-securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$186	$186
Investment securities available for sale, at fair value held in securitization trusts	43,897	—	—	—	—	43,897
Residential mortgage loans held in securitization trusts, net	—	—	95,144	—	—	95,144
Distressed residential mortgage loans held in securitization trusts, net	—	195,347	—	—	—	195,347
Multi-family loans held in securitization trusts, at fair value	1,196,835	—	—	5,743,009	—	6,939,844
Receivables and other assets	4,420	13,610	912	19,753	17,759	56,454
Total assets	$1,245,152	$208,957	$96,056	$5,762,762	$17,945	$7,330,872

Residential collateralized debt obligations	$—	$—	$91,663	$—	$—	$91,663
Multi-family collateralized debt obligations, at fair value	1,137,002	—	—	5,487,894	—	6,624,896
Securitized debt	28,332	130,535	—	—	—	158,867
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	1,588	1,588
Accrued expenses and other liabilities	4,400	1,336	20	19,753	13	25,522
Total liabilities	$1,169,734	$131,871	$91,683	$5,507,647	$1,601	$6,902,536

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed- and adjustable-rate, fully-amortizing, interest only and balloon, seasoned residential mortgage loans secured by first liens on one to four family properties. Balances as of December 31, 2016 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned residential mortgage loans. The Company holds 5% of the Class A Notes issued as part of this securitization transaction, which have been eliminated in consolidation.

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization(1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at December 31, 2017	$33,350	$53,089
Principal Amount at December 31, 2016	$33,553	$132,319
Carrying Value at December 31, 2017(2)	$29,164	$52,373
Carrying Value at December 31, 2016(2)	$28,332	$130,535
Pass-through rate of Notes issued	5.35%	4.00%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	December 31, 2017	December 31, 2016
Within 24 months	$53,089	$—
Over 24 months to 36 months	—	132,319
Over 36 months	33,350	33,553
Total	86,439	165,872
Discount	(4,232)	(5,589)
Debt issuance cost	(670)	(1,416)
Carrying value	$81,537	$158,867

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of December 31, 2017 and 2016, respectively, and its preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for Riverchase Landing and The Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2017 and 2016 (dollar amounts in thousands):

	December 31, 2017
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$47,922	$73	$—	$—	$47,995
Preferred equity investment on multi-family properties	—	—	132,009	8,320	140,329
Mezzanine loan on multi-family properties	—	—	6,911	—	6,911
Equity investments in entities that invest in multi-family properties	—	—	—	25,562	25,562
Total assets	$47,922	$73	$138,920	$33,882	$220,797

	December 31, 2016
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$43,897	$74	$—	$—	$43,971
Preferred equity investment on multi-family properties	—	—	81,269	18,928	100,197
Mezzanine loan on multi-family properties	—	—	18,881	—	18,881
Equity investments in entities that invest in multi-family properties	—	—	—	22,252	22,252
Total assets	$43,897	$74	$100,150	$41,180	$185,301

Our maximum loss exposure on the multi-family CMBS investments and preferred equity, mezzanine loan and other equity investments is approximately $220.8 million and $185.3 million at December 31, 2017 and December 31, 2016, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

11.	Real Estate Held for Sale in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements (see Note 10).

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale. The Company anticipates completing a sale to a third party buyer in 2018. Accordingly, the Company classified the real estate assets in Riverchase Landing as held for sale as of December 31, 2017 in the accompanying consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in Riverchase Landing as of June 5, 2017.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale. The Company anticipates completing a sale to a third party buyer in 2018. Accordingly, the Company classified the real estate assets in The Clusters as held for sale as of December 31, 2017 in the accompanying consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in The Clusters as of September 1, 2017.

The following is a provisional summary of the real estate held for sale in both Riverchase Landing and The Clusters as of December 31, 2017 (dollar amounts in thousands):

Land	$7,000
Building and improvements	53,468
Furniture, fixtures and equipment	2,150
Lease intangible	5,340
Real estate held for sale before accumulated depreciation and amortization	67,958
Accumulated depreciation (1)	(647)
Accumulated amortization of lease intangible (1)	(3,109)
Real estate held for sale in consolidated variable interest entities	$64,202

(1)	Depreciation and amortization expenses for the twelve months ended December 31, 2017 totaled $0.6 million and $3.1 million, respectively.

No gain or loss was recognized by the Company or allocated to non-controlling interests related to the classification of the real estate assets as held for sale.

12.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell short TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our consolidated balance sheets at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Balance Sheet Location	December 31, 2017	December 31, 2016
TBA Securities	Derivative assets	$—	$148,139
Eurodollar futures	Derivative assets	—	1,175
Interest rate swap futures	Derivative assets	—	444
Interest rate swaps	Derivative assets	846	—
Swaptions	Derivative assets	—	431
U.S. Treasury futures	Derivative liabilities	—	107
Interest rate swaps(1)	Derivative liabilities	—	384

(1)	There was no netting of interest rate swaps at December 31, 2016.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2017 and 2016, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2017
	December 31, 2016	Additions	Settlement, Expiration or Exercise	December 31, 2017
TBA securities	$149,000	$1,881,000	$(2,030,000)	$—
U.S. Treasury futures	17,100	129,100	(146,200)	—
Interest rate swap futures	(151,700)	500,700	(349,000)	—
Eurodollar futures	(2,575,000)	7,819,000	(5,244,000)	—
Options on U.S. Treasury futures	—	5,000	(5,000)	—
Swaptions	154,000	—	(154,000)	—
Interest rate swaps	15,000	345,500	(15,000)	345,500

	Notional Amount For the Year Ended December 31, 2016
	December 31, 2015	Additions	Settlement, Expiration or Exercise	December 31, 2016
TBA securities	$222,000	$4,070,000	$(4,143,000)	$149,000
U.S. Treasury futures	—	201,900	(184,800)	17,100
Interest rate swap futures	(137,200)	868,800	(883,300)	(151,700)
Eurodollar futures	(2,769,000)	6,323,000	(6,129,000)	(2,575,000)
Options on U.S. Treasury futures	28,000	111,000	(139,000)	—
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

At December 31, 2016, our consolidated balance sheets include TBA-related liabilities in the amount of $148.0 million included in payable for securities purchased. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis. There were no open TBA purchases or sales at December 31, 2017. There was $114.4 million netting of TBA sales against TBA purchases of $262.4 million at December 31, 2016.

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017		2016		2015
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$2,511	$(141)	$3,998	$534	$5,244	$(2,253)
Eurodollar futures	1,379	(1,175)	(3,202)	2,417	(2,321)	(342)
Interest rate swaps	(218)	1,231	—	(126)	—	(26)
Swaptions	—	274	—	568	—	(658)
U.S. Treasury and interest rate swap futures and options	267	(337)	(2,040)	(336)	(9,631)	579
Total	$3,939	$(148)	$(1,244)	$3,057	$(6,708)	$(2,700)

Derivatives Designated as Hedging Instruments

Certain of the Company’s interest rate swaps outstanding during 2016 and 2017 to hedge the variable cash flows associated with borrowings made under our variable rate borrowings were designated as cash flow hedges. There were no costs incurred at the inception of the Company's interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps. As of October 31, 2017, there were no outstanding derivatives designated as cash flow hedges.
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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate swaps	Derivative assets	$—	$108
Interest rate swaps	Derivative liabilities	—	6

At December 31, 2016, the Company had netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $29.1 thousand have been netted against the asset position of $133.5 thousand in the accompanying consolidated balance sheets at December 31, 2016.

The following table presents the impact of the Company’s interest rate swaps designated as hedging instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$102	$304	$1,135
Unrealized loss on interest rate swaps	(102)	(202)	(831)
Balance at end of the period	$—	$102	$304
The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest income or expense for the years ended December 31, 2017, 2016 and 2015, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest Rate Swaps:
Interest income-investment securities	$267	$—	$—
Interest expense-investment securities	—	743	1,619

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$—	—	—	$215,000	0.83%	0.74%
2019	—	—	—	10,000	2.25%	0.97%
2024	98,000	2.18%	1.36%	—	—	—
2027	247,500	2.39%	1.39%	—	—	—
Total	$345,500	2.33%	1.38%	$225,000	0.90%	0.75%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	December 31, 2017			December 31, 2016
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$—	—	—	$5,000	1.80%	1.00%
Total	$—	—	—	$5,000	1.80%	1.00%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2017 and 2016. The Company had $9.9 million and $6.1 million of restricted cash related to margin posted for its agreements as of December 31, 2017 and 2016, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

13.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%. At December 31, 2016, the Company had repurchase agreements with an outstanding balance of $773.1 million and a weighted average interest rate of 1.92%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	2017			2016
Assets Pledged as Collateral	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency ARMs RMBS	$86,349	$90,343	$92,586	$102,088	$109,552	$110,903
Agency Fixed-rate RMBS	842,474	890,359	902,744	289,619	308,411	318,544
Agency IOs/U.S. Treasury Securities	—	—	—	60,862	82,153	93,819
Non-Agency RMBS	38,160	51,841	50,693	113,749	150,944	149,969
CMBS (1)	309,935	421,156	322,092	206,824	294,083	216,092
Balance at end of the period	$1,276,918	$1,453,699	$1,368,115	$773,142	$945,143	$889,327

(1)
Includes first loss PO and mezzanine CMBS securities with a fair value amounting to $377.5 million and $254.6 million included in the Consolidated K-Series as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and 2016, the average days to maturity for all financing arrangements were 44 days and 12 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements at December 31, 2017 and 2016 amounts to $2.5 million and $1.1 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements at December 31, 2017 and 2016 (dollar amounts in thousands):

Contractual Maturity	December 31, 2017	December 31, 2016
Within 30 days	$1,081,911	$729,134
Over 30 days to 90 days	95,007	44,008
Over 90 days	100,000	—
Total	$1,276,918	$773,142

As of December 31, 2017, the outstanding balance under our financing arrangements was funded at a weighted average advance rate of 90.0% that implies an average haircut of 10.0%. As of December 31, 2017, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 24%, respectively.

In the event we are unable to obtain sufficient short-term financing through financing arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2017 and December 31, 2016, the Company had financing arrangements with ten and eight counterparties, respectively. At December 31, 2017 and December 31, 2016, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.0% and 5.1%. respectively. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of December 31, 2017, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $95.2 million in cash and cash equivalents, $0.5 million in overnight deposits in our Agency IO portfolio included in restricted cash and $315.7 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of December 31, 2017 included $188.8 million of Agency RMBS, $76.6 million of CMBS and $50.3 million of non-Agency RMBS. The cash and unencumbered securities, which collectively represent 32.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

14.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund distressed residential mortgage loans, expiring on June 8, 2019. At December 31, 2016, the master repurchase agreement provided for a maximum aggregate principal committed amount of $200.0 million. The outstanding balance on this master repurchase agreement as of December 31, 2017 and December 31, 2016 amounts to approximately $123.6 million and $193.8 million, respectively, bearing interest at one-month LIBOR plus 2.50% (4.05% and 3.26% at December 31, 2017 and December 31, 2016, respectively). The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

In November 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the guaranteed committed principal amount to $25.0 million and expires on November 24, 2018. The outstanding balance on this master repurchase agreement as of December 31, 2017 amounts to approximately $26.1 million, with the amount in excess of $25.0 million being uncommitted, bearing interest at one-month LIBOR plus 3.50% (5.05% at December 31, 2017). There was no outstanding balance on this master repurchase agreement as of December 31, 2016.

During the terms of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of February 27, 2018.

15.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2017 and 2016, the Company had Residential CDOs outstanding of $70.3 million and $91.7 million, respectively. As of December 31, 2017 and 2016, the current weighted average interest rate on these CDOs was 2.16% and 1.37%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $77.5 million and $98.3 million at December 31, 2017 and 2016, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and had a net investment in the residential securitization trusts of $4.4 million at December 31, 2017 and 2016.

16.    Debt

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of the Convertible Notes issued upon exercise of the underwriter's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes will be permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company's subordinated debentures and any of its other indebtedness that is expressly subordinated in right of payment to the Convertible Notes.

During the twelve months ended December 31, 2017, none of the Convertible Notes were converted. As of February 27, 2018, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 27, 2018, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company holds preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements (see Note 10). Both Riverchase Landing's and The Clusters' real estate investments are subject to mortgages payable and the Company has no obligation for these liabilities as of December 31, 2017.

The Company also consolidates KRVI into its consolidated financial statements (see Note 10). KRVI's real estate under development is subject to a note payable of $6.0 million that has an unused commitment of $2.4 million as of December 31, 2017. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of February 27, 2018.

The mortgages and notes payable in the consolidated VIEs are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of December 31, 2017	Maturity Date	Interest Rate	Net Deferred Finance Costs
Riverchase Landing	10/2/2015 (1)	$23,553	11/1/2022	3.88%	$184
The Clusters	6/30/2014	27,775	7/6/2024	4.49%	65
KRVI	12/16/2016	6,045	12/16/2019	6.00%	—

(1)	Origination date of 10/26/2012

As of December 31, 2017, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,
2018	$—
2019	6,045
2020	—
2021	—
2022	161,553
Thereafter	72,775
Total	$240,373

17.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in its loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2017.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2017, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases – As of December 31, 2017, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2017, 2016, and 2015 amounted to $0.3 million, $0.3 million, and $0.2 million, respectively. The leases are secured by cash deposits in the amount of $0.2 million.

As of December 31, 2017, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,
2018	$348
2019	353
2020	298
2021	217
2022	217
Thereafter	217
Total	$1,650

18.	Fair Value of Financial Instruments

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

The Company’s CMBS held in securitization trusts are comprised of securities for which there are not substantially similar securities that trade frequently. The Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 10.4%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

f.
Residential Mortgage Loans - Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans and second mortgages, are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for first lien mortgages is determined using prices obtained from a third party pricing service. The fair value is based upon cash flow models that primarily use market-based inputs such as current interest and discount rates but also include unobservable market data inputs such as prepayment speeds, default rates and loss severities. The fair value for second mortgage residential loans is based upon an internal cash flow model that considers current interest rates, prepayment speeds, default rates, and loss severities.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$1,169,536	$—	$1,169,536	$—	$526,363	$—	$526,363
Non-Agency RMBS	—	102,125	—	102,125	—	163,284	—	163,284
U.S. Treasury securities	—	—	—	—	2,887	—	—	2,887
CMBS	—	93,498	47,922	141,420	—	82,545	43,897	126,442
Multi-family loans held in securitization trusts	—	—	9,657,421	9,657,421	—	—	6,939,844	6,939,844
Residential mortgage loans, at fair value	—	—	87,153	87,153	—	—	17,769	17,769
Derivative Assets:
TBA securities	—	—	—	—	—	148,139	—	148,139
Interest rate swap futures	—	—	—	—	444	—	—	444
Interest rate swaps	—	846	—	846	—	108	—	108
Swaptions	—	—	—	—	—	431	—	431
Eurodollar futures	—	—	—	—	1,175	—	—	1,175
Investments in unconsolidated entities	—	—	42,823	42,823	—	—	60,332	60,332
Total	$—	$1,366,005	$9,835,319	$11,201,324	$4,506	$920,870	$7,061,842	$7,987,218
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$9,189,459	$9,189,459	$—	$—	$6,624,896	$6,624,896
Derivative liabilities:
U.S. Treasury futures	—	—	—	—	107	—	—	107
Interest rate swaps	—	—	—	—	—	391	—	391
Total	$—	$—	$9,189,459	$9,189,459	$107	$391	$6,624,896	$6,625,394

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$7,061,842	$7,214,587	$8,442,604
Total (losses)/gains (realized/unrealized)
Included in earnings (1)	(17,841)	(19,495)	(90,662)
Included in other comprehensive income (loss)	602	224	(360)
Transfers in (2)	—	52,176	—
Transfers out (3)	—	(56,756)	—
Contributions	2,500	3,200	26,461
Paydowns/Distributions	(176,037)	(150,824)	(88,874)
Sales (4)	(7,224)	—	(1,075,529)
Purchases (5)	2,971,477	18,730	947
Balance at the end of period	$9,835,319	$7,061,842	$7,214,587

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

(4)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations, obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trusts and $1.0 billion in Multi-Family CDOs.

(5)
In 2017, the Company purchased PO securities, certain IOs and mezzanine CMBS securities issued from two Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company determined that the securitization trusts are VIEs and that the Company is the primary beneficiary of each VIE. As a result, the Company consolidated assets of the Consolidated K-Series in the amount of $2.9 billion (see Notes 2 and 7).

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$6,624,896	$6,818,901	$8,048,053
Total losses (realized/unrealized)
Included in earnings (1)	(82,650)	(57,687)	(133,245)
Purchases/(Sales) (2)(3)	2,784,377	—	(1,009,942)
Paydowns	(137,164)	(136,318)	(85,965)
Balance at the end of period	$9,189,459	$6,624,896	$6,818,901

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
In 2017, the Company purchased PO securities, certain IOs and mezzanine CMBS securities issued from two Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company determined that the securitization trusts are VIEs and that the Company is the primary beneficiary of each VIE. As a result, the Company consolidated liabilities of the Consolidated K-Series in the amount of $2.8 billion (see Notes 2 and 7).

(3)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations, obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trusts and $1.0 billion in Multi-Family CDOs.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the years ended December 31, 2017, 2016 and 2015, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Change in unrealized gains (losses) – assets	$10,021	$10,794	$(61,957)
Change in unrealized gains (losses) – liabilities	8,851	(7,762)	74,325
Net change in unrealized gains included in earnings for assets and liabilities	$18,872	$3,032	$12,368

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016, respectively, on the Company's consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	$—	$—	$10,317	$10,317	$—	$—	$9,050	$9,050
Real estate owned held in residential securitization trusts	—	—	111	111	—	—	150	150

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2017, 2016 and 2015, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Residential mortgage loans held in securitization trusts – impaired loans, net	$(472)	$(482)	$(1,261)
Real estate owned held in residential securitization trusts	(6)	(130)	100

Residential Mortgage Loans Held in Securitization Trusts – Impaired Loans, net – Impaired residential mortgage loans held in securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2017 and 2016, respectively (dollar amounts in thousands):

		December 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$95,191	$95,191	$83,554	$83,554
Investment securities available for sale(1)	Level 1, 2 or 3	1,413,081	1,413,081	818,976	818,976
Residential mortgage loans held in securitization trusts, net	Level 3	73,820	72,131	95,144	88,718
Distressed residential mortgage loans, at carrying value, net (2)	Level 3	331,464	334,765	503,094	504,915
Residential mortgage loans, at fair value (3)	Level 3	87,153	87,153	17,769	17,769
Multi-family loans held in securitization trusts	Level 3	9,657,421	9,657,421	6,939,844	6,939,844
Derivative assets	Level 1 or 2	846	846	150,296	150,296
Mortgage loans held for sale, net (4)	Level 3	5,507	5,598	7,847	7,959
Mortgage loans held for investment (4)	Level 3	1,760	1,900	19,529	19,641
Preferred equity and mezzanine loan investments (5)	Level 3	138,920	140,129	100,150	101,408
Investments in unconsolidated entities (6)	Level 3	51,143	51,212	79,259	79,390
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	1,276,918	1,276,918	773,142	773,142
Financing arrangements, distressed residential mortgage loans	Level 2	149,063	149,063	192,419	192,419
Residential collateralized debt obligations	Level 3	70,308	66,865	91,663	85,568
Multi-family collateralized debt obligations	Level 3	9,189,459	9,189,459	6,624,896	6,624,896
Securitized debt	Level 3	81,537	87,891	158,867	163,884
Derivative liabilities	Level 1 or 2	—	—	498	498
Payable for securities purchased	Level 1	—	—	148,015	148,015
Subordinated debentures	Level 3	45,000	45,002	45,000	43,132
Convertible notes	Level 2	128,749	140,060	—	—

(1)	Includes $47.9 million and $43.9 million of investment securities for sale held in securitization trusts as of December 31, 2017 and December 31, 2016, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $121.8 million and $195.3 million at December 31, 2017 and December 31, 2016, respectively and distressed residential mortgage loans with a carrying value amounting to approximately $209.7 million and $307.7 million at December 31, 2017 and December 31, 2016, respectively.

(3)
Includes distressed residential mortgage loans with a carrying value amounting to $36.9 million at December 31, 2017 and second mortgages with a carrying value amounting to $50.2 million and $17.8 million at December 31, 2017 and December 31, 2016, respectively.

(4)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(5)	Includes preferred equity and mezzanine loan investments accounted for as loans (see Note 9).

(6)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $42.8 million and $60.3 million at December 31, 2017 and December 31, 2016, respectively (see Note 8).

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

b.
Residential mortgage loans held in securitization trusts, net – Residential mortgage loans held in securitization trusts are recorded at amortized cost. Fair value is based on an internal valuation model that considers the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.
Distressed residential mortgage loans at carrying value, net – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default, loss severities, and actual purchases and sales of similar loans.

d.
Mortgage loans held for sale, net - The fair value of mortgage loans held for sale, net are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life time cap, periodic cap, underwriting standards, age and credit.

e.
Preferred equity and mezzanine loan investments – Estimated fair value is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 12,000,000 shares and 6,600,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of December 31, 2017 and December 31, 2016, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of December 31, 2017 and December 31, 2016, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On October 13, 2017, the Company issued 5,400,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $130.5 million, after deducting underwriting discounts and offering expenses. As of December 31, 2017, there were 5,750,000 shares of Series D Preferred Stock authorized. The Series D Preferred Stock is entitled to receive a dividend at a fixed rate from and including the issue date to, but excluding, October 15, 2027 of 8.00% per year on the $25 liquidation preference. Beginning October 15, 2027, the Series D Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus a spread of 5.695% per year on the $25 liquidation preference. The Series D Preferred Stock is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

The Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock.

The Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock are not redeemable by the Company prior to June 4, 2018, April 22, 2020, and October 15, 2027, respectively, except under circumstances intended to preserve the Company’s qualification as a REIT and except upon the occurrence of a Change of Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, respectively). On and after June 4, 2018, April 22, 2020, and October 15, 2027, the Company may, at its option, redeem the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, respectively, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends.

In addition, upon the occurrence of a Change of Control, the Company may, at its option, redeem the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

Each of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into the Company’s common stock in connection with a Change of Control.

Upon the occurrence of a Change of Control, each holder of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock will have the right (unless the Company has exercised its right to redeem the Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock, respectively) to convert some or all of the Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock held by such holder into a number of shares of our common stock per share of Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock determined by a formula, in each case, on the terms and subject to the conditions described in the applicable Articles Supplementary for such series.

From the time of original issuance of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock through December 31, 2017, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock commencing January 1, 2015 through December 31, 2017 and on each of the Series C Preferred Stock and Series D Preferred Stock from its respective time of original issuance through December 31, 2017:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock		Series D Preferred Stock
December 7, 2017	January 1, 2018	January 15, 2018	$0.484375	$0.4921875		$0.51111	(2)
September 14, 2017	October 1, 2017	October 15, 2017	0.484375	0.4921875		—
June 14, 2017	July 1, 2017	July 15, 2017	0.484375	0.4921875		—
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	0.4921875		—
December 15, 2016	January 1, 2017	January 15, 2017	0.484375	0.4921875		—
September 15, 2016	October 1, 2016	October 15, 2016	0.484375	0.4921875		—
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	0.4921875		—
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	0.4921875		—
December 16, 2015	January 1, 2016	January 15, 2016	0.484375	0.4921875		—
September 18, 2015	October 1, 2015	October 15, 2015	0.484375	0.4921875		—
June 18, 2015	July 1, 2015	July 15, 2015	0.484375	0.4539100	(1)	—
March 18, 2015	April 1, 2015	April 15, 2015	0.484375	—		—

(1)Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.
(2)Cash dividend for the partial quarterly period that began on October 13, 2017 and ended on January 14, 2018.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2015 and ended December 31, 2017:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2017	December 7, 2017	December 18, 2017	January 25, 2018	$0.20
Third Quarter 2017	September 14, 2017	September 25, 2017	October 25, 2017	0.20
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20
Fourth Quarter 2016	December 15, 2016	December 27, 2016	January 26, 2017	0.24
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24
Fourth Quarter 2015	December 16, 2015	December 28, 2015	January 25, 2016	0.24
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	0.27

During 2017, dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2017 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.46, $0.17 and $0.17, respectively, per share. During 2016, dividends for our common stock were $0.96 per share. For tax reporting purposes, the 2016 dividends were classified as ordinary income and return of capital in the amounts of $0.44 and $0.52, respectively, per share. During 2015, dividends for our common stock were $1.02 per share. For tax reporting purposes, the 2015 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.40, $0.07 and $0.55, respectively, per share.

(c)	Public Offering of Common Stock

The Company did not issue any shares of its common stock through underwritten public offerings during the three years ended December 31, 2017.

(d)	Equity Distribution Agreements

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

During the twelve months ended December 31, 2017, the Company issued 55,886 shares of common stock under the Equity Distribution Agreement, at an average price of $6.45 per share, resulting in net proceeds to the Company of $0.4 million, after deducting the placement fees. During the twelve months ended December 31, 2017, the Company issued 87,737 shares of its common stock under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million, after deducting the placement fees. During the twelve months ended December 31, 2016, the Company issued 1,905,206 shares under the Prior Equity Distribution Agreements, at an average sales price of $6.87 per share, resulting in total net proceeds to the Company of $12.8 million, after deducting the placement fees. As of December 31, 2017, approximately $99.6 million of securities remains available for issuance under the Equity Distribution Agreement.

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

During the year ended December 31, 2017, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. There were no dilutive instruments for the years ended December 31, 2016 and December 31, 2015.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2017	2016	2015
Basic Earnings per Common Share
Net income attributable to Company	$91,980	$67,551	$78,013
Less: Preferred stock dividends	(15,660)	(12,900)	(10,990)
Net income attributable to Company's common stockholders	$76,320	$54,651	$67,023
Basic weighted average common shares outstanding	111,836	109,594	108,399
Basic Earnings per Common Share	$0.68	$0.50	$0.62

Diluted Earnings per Common Share:
Net income attributable to Company	$91,980	$67,551	$78,013
Less: Preferred stock dividends	(15,660)	(12,900)	(10,990)
Add back: Interest expense on convertible notes for the period, net of tax	9,158	—	—
Net income attributable to Company's common stockholders	$85,478	$54,651	$67,023
Weighted average common shares outstanding	111,836	109,594	108,399
Net effect of assumed convertible notes conversion to common shares	18,507	—	—
Diluted weighted average common shares outstanding	130,343	109,594	108,399
Diluted Earnings per Common Share	$0.66	$0.50	$0.62

21.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At December 31, 2017, there are 94,043 common shares reserved for issuance under the 2010 Plan in connection with an outstanding performance share award.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. The Company’s non-employee directors have been issued 58,920 shares under the 2017 Plan as of December 31, 2017. The Company’s employees have been issued 6,258 shares under the 2017 Plan as of December 31, 2017. At December 31, 2017, there were 6,258 shares of non-vested restricted stock outstanding under the 2017 Plan.

Of the common stock authorized at December 31, 2016, 326,663 shares were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 265,934 shares collectively under the 2010 and 2017 Plans as of December 31, 2017. The Company's non-employee directors had been issued 207,014 shares under the 2010 Plan as of December 31, 2016. The Company’s employees have been issued 895,201 and 562,280 restricted shares collectively under the 2010 and 2017 Plans as of December 31, 2017 and December 31, 2016, respectively. At December 31, 2017 and December 31, 2016, there were 422,928 and 319,058 shares of non-vested restricted stock outstanding collectively under the 2010 and 2017 Plans.

(a)	Restricted Common Stock Awards

During the years ended December 31, 2017, 2016 and 2015, the Company recognized non-cash compensation expense of $1.8 million, $1.0 million and $0.9 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the years ended December 31, 2017, 2016 and 2015.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 and 2017 Plans for the years ended December 31, 2017, 2016 and 2015, respectively, is presented below:

	2017		2016		2015
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	319,058	$6.40	280,457	$7.63	162,171	$7.26
Granted	332,921	6.54	160,453	5.11	185,650	7.79
Vested	(229,051)	6.67	(121,852)	7.54	(67,364)	7.18
Non-vested shares as of December 31	422,928	$6.36	319,058	$6.40	280,457	$7.63
Weighted-average restricted stock granted during the period	332,921	$6.54	160,453	$5.11	185,650	$7.79

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2017 and December 31, 2016, the Company had unrecognized compensation expense of $1.6 million and $1.2 million, respectively, related to the non-vested shares of restricted common stock under the 2010 and 2017 Plans. The unrecognized compensation expense at December 31, 2017 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $0.6 million and $0.5 million, respectively. The requisite service period for restricted shares at issuance is three years.

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

Compensation expense related to PSAs was $0.1 million for the year ended December 31, 2017. As of December 31, 2017, there was $41.8 thousand of unrecognized compensation cost related to the unvested portion of the PSA.

22.	Income Taxes

For the years ended December 31, 2017, 2016 and 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2017, 2016 and 2015 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Current income tax expense
Federal	$1,243	$2,771	$3,158
State	2,130	187	1,283
Total current income tax expense	3,373	2,958	4,441
Deferred income tax (benefit) expense
Federal	(25)	104	69
State	7	33	25
Total deferred income tax (benefit) expense	(18)	137	94
Total provision	$3,355	$3,095	$4,535

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2017		2016		2015
Provision at statutory rate	$33,367	35.0%	$24,561	35.0%	$28,892	35.0%
Non-taxable REIT income	(29,857)	(31.3)	(20,672)	(29.5)	(25,733)	(31.2)
State and local tax provision	2,130	2.2	187	0.3	1,284	1.6
Other	1,511	1.6	(502)	(0.7)	24,047	29.1
Valuation allowance	(3,796)	(4.0)	(479)	(0.7)	(23,955)	(29.0)
Total provision	$3,355	3.5%	$3,095	4.4%	$4,535	5.5%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2017 and 2016 are as follows (dollar amounts in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforward	$295	$2,287
Net capital loss carryforward	—	1,123
GAAP/Tax basis differences	2,237	3,059
Total deferred tax assets (1)	2,532	6,469
Deferred tax liabilities
Deferred tax liabilities	144	303
Total deferred tax liabilities (2)	144	303
Valuation allowance (1)	(2,182)	(5,978)
Total net deferred tax asset	$206	$188

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2017, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $0.9 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. At December 31, 2017, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

On December 22, 2017, H.R.1, informally known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes major changes to the Internal Revenue Code, including several provisions of the Internal Revenue Code that may affect the taxation of real estate investment trusts and holders of their securities. The most significant of these changes, among other things, include lowering U.S. corporate income tax rates, net operating loss utilization rules, limitation on the deduction of business interest, and income recognition rules.

We have recognized the tax effects of the TCJA in the year ended December 31, 2017 through the remeasurement of deferred tax assets to the reduced corporate tax rate. We will continue to analyze and monitor the application of TCJA to our business and continue to assess our provision for income taxes as future guidance is issued.

23.	Business Combinations

On May 16, 2016 (the “Acquisition Date”), the Company acquired the outstanding common equity interests in RiverBanc, RBMI, and RBDHC (collectively, the “Acquirees”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100%. The results of the Acquirees’ operations have been included in the consolidated financial statements since the Acquisition Date. Prior to the Acquisition Date, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm that was founded in 2010 and has sourced and managed direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager of the Company pursuant to an investment management agreement, for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.  In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multi-family investments. The Company has achieved certain synergies related to processes and personnel as a result of this internalization.  Prior to the completion of the acquisitions described above, Donlon Family LLC, which is 100% owned by the Company's former President and director, Kevin M. Donlon, beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively.
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

Prior to the Acquisition Date, the Company accounted for its previously held membership interests in the Acquirees as equity method investments, utilizing the fair value election for both RBMI and RBDHC. The Acquisition Date fair value of the Company's previously held membership interests in the Acquirees was $20.6 million and is included in the measurement of consideration transferred. In the year ended December 31, 2016, the Company recorded a net gain as a result of remeasuring its previously held membership interests in RiverBanc, RBMI, and RBDHC totaling $5.0 million. This net gain is included in other income on the Company's consolidated statements of operations for the year ended December 31, 2016.
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

Cash	$4,325
Investment in unconsolidated entities	52,176
Preferred equity and mezzanine loan investments	23,638
Real estate under development (1)	14,922
Receivables and other assets	911
Intangible assets (1)	3,490
Total identifiable assets acquired	99,462

Construction loan payable (2)	8,499
Accrued expenses and other liabilities	2,864
Total liabilities assumed	11,363

Preferred equity (3)	56,697

Net identifiable assets acquired	31,402

Goodwill (4)	25,222
Gain on bargain purchase (5)	(65)
Non-controlling interest (6)	(3,078)
Net assets acquired	$53,481

(1)	Included in receivables and other assets on the consolidated balance sheets.

(2)	Construction loan payable to the Company is eliminated on the consolidated balance sheets.

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

The $25.2 million of goodwill recognized is attributable primarily to expected synergies and economies of scale from combining with RiverBanc and the assembled workforce of RiverBanc. For the Company’s ongoing evaluation of Goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other, the Company’s multifamily investment portfolio (inclusive of RiverBanc) will be considered a reporting unit. As of December 31, 2016, there were changes in the recognized amounts of Goodwill resulting from the acquisition of RiverBanc as a result of payment of the post-closing working capital adjustment of $20 thousand and adjustments to the estimated fair value of intangible assets in the amount of $0.4 million. The Company evaluated goodwill as of October 1, 2017 and no impairment was indicated.

The acquisition of both RBMI and RBDHC was negotiated directly with the sellers and the fair value of identifiable assets acquired and liabilities assumed exceed the fair value of the consideration transferred. Subsequently, the Company reassessed the identification and recognition of identifiable assets acquired and liabilities assumed, the Company’s previously held membership interests, and the consideration transferred and concluded that all items were recognized and that the valuation procedures and measurements were appropriate. Accordingly, the Company recorded a net gain on bargain purchase of $0.1 million that is included in other income on the Company’s consolidated statements of operations for the year ended December 31, 2016.
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
The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the years ended December 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2016	2015
Revenue	$356,138	$390,576
Net income attributable to Company's common stockholders	$51,782	$72,707

Basic pro forma earnings per share	$0.47	$0.67
Diluted pro forma earnings per share	$0.47	$0.67
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

Prior to May 16, 2016 and as of December 31, 2015, the Company owned a 20% membership interest in RiverBanc. For the years ended December 31, 2016 and 2015, the Company recognized approximately $0.1 million and $0.8 million in equity income related to its investment in RiverBanc, respectively.

For the years ended December 31, 2016 and 2015, the Company expensed $1.8 million and $8.1 million in fees to RiverBanc, respectively.

25.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Interest income	$78,385	$93,981	$91,382	$102,339
Interest expense	64,467	78,273	78,062	87,299
Net interest income	13,918	15,708	13,320	15,040

Other income:
Recovery of (provision for) loan losses	188	(300)	563	1,288
Realized (loss) gain on investment securities and related hedges, net	(1,223)	1,114	4,059	(62)
Realized gain on distressed residential mortgage loans at carrying value, net	11,971	2,364	6,689	5,025
Net gain on residential mortgage loans at fair value	—	—	717	961
Unrealized gain (loss) on investment securities and related hedges, net	1,546	(1,051)	1,192	268
Unrealized gain on multi-family loans and debt held in securitization trusts, net	1,384	1,447	2,353	13,688
Income from operating real estate and real estate held for sale in consolidated variable interest entities	—	2,316	2,429	2,535
Other income	2,839	2,282	6,916	1,515
Total other income	16,705	8,172	24,918	25,218

General, administrative and operating expenses	10,204	11,589	10,996	8,288
Income from operations before income taxes	20,419	12,291	27,242	31,970
Income tax expense	1,237	442	507	1,169
Net income	19,182	11,849	26,735	30,801
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	—	2,487	1,110	(184)
Net income attributable to Company	19,182	14,336	27,845	30,617
Preferred stock dividends	(3,225)	(3,225)	(3,225)	(5,985)
Net income attributable to Company's common stockholders	$15,957	$11,111	$24,620	$24,632

Basic earnings per common share	$0.14	$0.10	$0.22	$0.22
Diluted earnings per common share	$0.14	$0.10	$0.21	$0.21
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20
Weighted average shares outstanding-basic	111,721	111,863	111,886	111,871
Weighted average shares outstanding-diluted	126,602	111,863	131,580	131,565

	Three Months Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Interest income	$81,626	$79,766	$79,525	$78,389
Interest expense	63,984	63,102	64,007	63,575
Net interest income	17,642	16,664	15,518	14,814

Other income:
Recovery of (provision for) loan losses	645	42	(26)	177
Realized gain (loss) on investment securities and related hedges, net	1,266	1,761	2,306	(8,978)
Realized gain on distressed residential mortgage loans at carrying value, net	5,548	26	6,416	2,875
Unrealized (loss) gain on investment securities and related hedges, net	(2,490)	(667)	1,563	8,664
Unrealized gain on multi-family loans and debt held in securitization trusts, net	818	784	738	692
Other income	3,073	8,125	5,635	2,245
Total other income	8,860	10,071	16,632	5,675

General, administrative and operating expenses	9,360	9,936	8,705	7,220
Income from operations before income taxes	17,142	16,799	23,445	13,269
Income tax expense	191	2,366	163	375
Net income	16,951	14,433	23,282	12,894
Net loss (income) attributable to non-controlling interest	—	2	(14)	3
Net income attributable to Company	16,951	14,435	23,268	12,897
Preferred stock dividends	(3,225)	(3,225)	(3,225)	(3,225)
Net income attributable to Company's common stockholders	$13,726	$11,210	$20,043	$9,672

Basic earnings per common share	$0.13	$0.10	$0.18	$0.09
Diluted earnings per common share	$0.13	$0.10	$0.18	$0.09
Dividends declared per common share	$0.24	$0.24	$0.24	$0.24
Weighted average shares outstanding-basic	109,402	109,489	109,569	109,911
Weighted average shares outstanding-diluted	109,402	109,489	109,569	109,911

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2017

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Distressed residential mortgage loans
First mortgage loans
Original loan amount $0 - $99,999	2,268	1.99% - 14.99%	8/18/2007 - 5/1/2062	$106,469	$17,223
Original loan amount $100,000 - $199,999	1,009	1.75% - 12.48%	11/1/2009 - 12/1/2057	109,442	20,431
Original loan amount $200,000 - $299,999	268	0.00% - 12.04%	7/1/2021 - 8/1/2061	49,199	13,297
Original loan amount over $299,999	184	0.75% - 9.40%	4/1/2020 - 8/1/2057	66,354	20,625

Residential mortgage loans held in securitization trusts
First mortgage loans
Original loan amount $0 - $99,999	10	3.75% - 4.00%	10/1/2034 - 8/1/2035	580	—
Original loan amount $100,000 - $199,999	53	3.00% - 4.63%	10/1/2034 - 1/1/2036	5,919	400
Original loan amount $200,000 - $299,999	65	3.25% - 5.63%	8/1/2032 - 12/1/2035	12,246	2,019
Original loan amount $300,000 - $399,999	36	2.50% - 4.63%	8/1/2033 - 12/1/2035	9,037	708
Original loan amount $400,000 - $499,999	26	3.13% - 4.00%	8/1/2033 - 12/1/2035	8,599	1,244
Original loan amount over $499,999	50	2.38% - 4.13%	9/1/2033 - 12/1/2035	37,439	11,948

Residential mortgage loans, at fair value
First mortgage loans
$0 - $99,999	35	3.63% - 14.59%	10/1/2018 - 7/1/2054	1,777	85
$100,000 - $199,999	74	2.00% - 9.00%	8/1/2030 - 2/1/2057	8,552	565
$200,000 - $299,999	49	2.00% - 9.25%	1/1/2028 - 6/1/2056	9,684	500
Over $299,999	43	2.13% - 6.85%	5/1/2030 - 12/1/2056	16,901	—

Second mortgage loans
$0 - $99,999	652	5.88% - 8.75%	11/1/2030 - 1/1/2048	32,209	64
$100,000 - $199,999	90	6.00% - 9.00%	7/1/2031 - 1/1/2048	12,222	—
$200,000 - $299,999	22	6.25% - 9.00%	3/1/2046 - 12/1/2047	5,144	—
Over $299,999	2	6.88% - 7.25%	9/1/2047 - 11/1/2047	664	—

Other mortgage loans
Residential and commercial first mortgage loans	28	2.63% - 15.00%	12/15/2013 - 8/1/2046	7,268	2,851

Multi-family loans
First mortgage loans	495	3.04% - 6.18%	5/1/2019 - 10/1/2027	9,657,421	—
				$10,157,126	$91,960

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2017	2016	2015
Beginning balance	$7,565,459	$7,792,422	$9,107,248
Additions during period:
Purchases	2,987,775	82,167	156,952
Accretion of purchase discount	19,686	32,688	39,537
Deconsolidation	—	—	1,483
Change in realized and unrealized gains (losses)	10,214	10,794	—
Deductions during period:
Repayments of principal	(175,664)	(175,216)	(130,651)
Collection of interest	(26,081)	(32,928)	(36,344)
Transfer to REO	(7,228)	(8,892)	(2,829)
Cost of mortgages sold	(176,470)	(96,344)	(1,241,266)
Provision for loan loss	1,739	847	(1,363)
Change in realized and unrealized gains (losses)	(270)	—	(59,262)
Amortization of premium	(42,034)	(40,079)	(41,083)
Balance at end of period	$10,157,126	$7,565,459	$7,792,422

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.12.

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

3.6
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

4.4
Form of Certificate representing the Series D Preferred Stock (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

4.6(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

4.6(b)
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

4.10
Form of 6.25% Senior Convertible Note Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1	The Company's 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010).

10.2
The Company's 2013 Incentive Compensation Plan (effective for fiscal year 2015) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.3	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

10.4
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.5
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.6
Performance Share Award Agreement between Steven R. Mumma and the Company, dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.7
Second Amended and Restated Employment Agreement, by and between the Company and Steven R. Mumma, dated as of November 3, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014).

10.8
Letter Agreement, dated February 8, 2017, by and between the Company and Steven R. Mumma (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2017).

10.9
Employment Agreement of Kevin Donlon, dated May 16, 2016, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

10.10
Separation Agreement, dated September 18, 2017, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017).

10.11	The Company's 2018 Annual Incentive Plan.*

10.12	Form of Performance Stock Unit Award Agreement.*

10.13
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

12.1	Statement re: Computation of Ratios.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.