Form 10-Q
period 2018-03-31
NEW YORK MORTGAGE TRUST INC
filed 2018-05-08
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 8, 2018 was 112,111,386.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including pledged securities of $1,077,540 and $1,076,187, as of March 31, 2018 and December 31, 2017, respectively, and $48,857 and $47,922 held in securitization trusts as of March 31, 2018 and December 31, 2017, respectively)	$1,400,370	$1,413,081
Residential mortgage loans held in securitization trusts, net	70,864	73,820
Residential mortgage loans, at fair value	99,480	87,153
Distressed residential mortgage loans, net (including $119,201 and $121,791 held in securitization trusts as of March 31, 2018 and December 31, 2017, respectively)	322,072	331,464
Multi-family loans held in securitization trusts, at fair value	9,438,309	9,657,421
Derivative assets	9,815	846
Cash and cash equivalents	65,495	95,191
Investment in unconsolidated entities	51,921	51,143
Preferred equity and mezzanine loan investments	154,006	138,920
Real estate held for sale in consolidated variable interest entities	29,293	64,202
Goodwill	25,222	25,222
Receivables and other assets	99,032	117,822
Total Assets (1)	$11,765,879	$12,056,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$1,287,314	$1,276,918
Financing arrangements, residential mortgage loans	149,049	149,063
Residential collateralized debt obligations	67,154	70,308
Multi-family collateralized debt obligations, at fair value	8,953,467	9,189,459
Securitized debt	70,215	81,537
Mortgages and notes payable in consolidated variable interest entities	32,072	57,124
Accrued expenses and other liabilities	81,579	82,126
Subordinated debentures	45,000	45,000
Convertible notes	129,242	128,749
Total liabilities (1)	10,815,092	11,080,284
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	72,397	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 5,750,000 shares authorized and 5,400,000 shares issued and outstanding	130,496	130,496
Common stock, $0.01 par value, 400,000,000 shares authorized, 112,116,506 and 111,909,909 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,121	1,119
Additional paid-in capital	751,542	751,155
Accumulated other comprehensive (loss) income	(18,925)	5,553
Accumulated deficit	(74,447)	(75,717)
Company's stockholders' equity	949,046	971,865
Non-controlling interest in consolidated variable interest entities	1,741	4,136
Total equity	950,787	976,001
Total Liabilities and Stockholders' Equity	$11,765,879	$12,056,285

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2018 and December 31, 2017, assets of consolidated VIEs totaled $9,771,205 and $10,041,468, respectively, and the liabilities of consolidated VIEs totaled $9,157,640 and $9,436,421, respectively. See Note 10 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
INTEREST INCOME:
Investment securities and other	$16,258	$9,801
Multi-family loans held in securitization trusts	85,092	61,304
Residential mortgage loans	2,187	1,242
Distressed residential mortgage loans	5,354	6,038
Total interest income	108,891	78,385

INTEREST EXPENSE:
Investment securities and other	9,651	5,569
Convertible notes	2,649	1,975
Multi-family collateralized debt obligations	74,478	53,932
Residential collateralized debt obligations	411	336
Securitized debt	1,330	2,115
Subordinated debentures	620	540
Total interest expense	89,139	64,467

NET INTEREST INCOME	19,752	13,918

OTHER INCOME (LOSS):
(Provision for) recovery of loan losses	(42)	188
Realized loss on investment securities and related hedges, net	(3,423)	(1,223)
Realized (loss) gain on distressed residential mortgage loans at carrying value, net	(773)	11,971
Net loss on residential mortgage loans at fair value	(166)	—
Unrealized gain on investment securities and related hedges, net	11,692	1,546
Unrealized gain on multi-family loans and debt held in securitization trusts, net	7,545	1,384
Income from operating real estate and real estate held for sale in consolidated variable interest entities	2,126	—
Other income	3,994	2,839
Total other income	20,953	16,705

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	4,656	4,887
Base management and incentive fees	833	3,078
Expenses related to distressed residential mortgage loans	1,603	2,239
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	1,606	—
Total general, administrative and operating expenses	8,698	10,204

INCOME FROM OPERATIONS BEFORE INCOME TAXES	32,007	20,419
Income tax (benefit) expense	(79)	1,237

NET INCOME	32,086	19,182
Net income attributable to non-controlling interest in consolidated variable interest entities	(2,468)	—
NET INCOME ATTRIBUTABLE TO COMPANY	29,618	19,182
Preferred stock dividends	(5,925)	(3,225)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$23,693	$15,957

Basic earnings per common share	$0.21	$0.14
Diluted earnings per common share	$0.20	$0.14
Weighted average shares outstanding-basic	112,018	111,721
Weighted average shares outstanding-diluted	131,761	126,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$23,693	$15,957
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(24,478)	3,278
Reclassification adjustment for net gain included in net income	—	(522)
Increase in fair value of derivative instruments utilized for cash flow hedges	—	164
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(24,478)	2,920
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(785)	$18,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	29,618	—	29,618	2,468	32,086
Common Stock issuance, net	2	—	387	—	—	389	—	389
Dividends declared on common stock	—	—	—	(22,423)	—	(22,423)	—	(22,423)
Dividends declared on preferred stock	—	—	—	(5,925)	—	(5,925)	—	(5,925)
Decrease in fair value of available for sale securities	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Decrease in non-controlling interest related to de-consolidation of variable interest entities	—	—	—	—	—	—	(4,863)	(4,863)
Balance, March 31, 2018	$1,121	$289,755	$751,542	$(74,447)	$(18,925)	$949,046	$1,741	$950,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$32,086	$19,182
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization	(5,729)	1,123
Realized loss on investment securities and related hedges, net	3,423	1,223
Net loss (gain) on distressed residential mortgage and residential mortgage loans	939	(11,971)
Unrealized gain on investment securities and related hedges, net	(11,692)	(1,546)
Gain on sale of real estate held for sale in consolidated variable interest entities	(2,328)	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(7,545)	(1,384)
Net decrease in loans held for sale	8	10
Provision for (recovery of) loan losses	42	(188)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(6,090)	(5,796)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	3,926	3,170
Amortization of stock based compensation, net	387	40
Changes in operating assets and liabilities:
Receivables and other assets	117	(1,645)
Accrued expenses and other liabilities	(435)	4,903
Net cash provided by operating activities	7,109	7,121

Cash Flows from Investing Activities:
Cash received from initial consolidation of variable interest entities	—	112
Net proceeds from sale of real estate in consolidated variable interest entities	33,192	—
Proceeds from sales of investment securities	10,080	35,996
Purchases of investment securities	(60,321)	(58,925)
Purchases of other assets	(2)	(23)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(46)	—
Funding of preferred equity, equity and mezzanine loan investments	(18,210)	(1,300)
Principal repayments received on preferred equity and mezzanine loan investments	3,871	479
Return of capital from unconsolidated entity investments	638	930
Net proceeds from other derivative instruments settled during the period	—	630
Principal repayments received on residential mortgage loans held in securitization trusts	3,047	3,395
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	9,288	73,477
Principal repayments received on multi-family loans held in securitization trusts	34,434	36,477
Principal paydowns on investment securities - available for sale	35,365	32,783
Proceeds from sale of real estate owned	943	1,615
Purchases of residential mortgage loans and distressed residential mortgage loans	(15,966)	(18,129)
Purchases of investments held in multi-family securitization trusts	—	(65,453)
Net cash provided by investing activities	36,313	42,064

Cash Flows from Financing Activities:
Net proceeds from (payments made on) financing arrangements	10,215	(90,854)
Proceeds from issuance of convertible notes	—	126,995
Common stock issuance, net	—	574
Dividends paid on common stock	(22,382)	(26,754)
Dividends paid on preferred stock	(5,985)	(3,225)
Payments made on mortgages and notes payable in consolidated variable interest entities	(25,565)	—
Proceeds from mortgages and notes payable in consolidated variable interest entities	505	—
Payments made on residential collateralized debt obligations	(3,167)	(3,758)
Payments made on multi-family collateralized debt obligations	(34,437)	(36,473)
Payments made on securitized debt	(11,753)	(11,662)
Net cash used in financing activities	(92,569)	(45,157)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(49,147)	4,028
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	115,450	139,530
Cash, Cash Equivalents and Restricted Cash - End of Period	$66,303	$143,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$103,316	$71,332
Cash paid for income taxes	$642	$255
Non-Cash Investment Activities:
Sales of investment securities not yet settled	$—	$1,301
Purchase of investment securities not yet settled	$—	$141,894
Consolidation of multi-family loans held in securitization trusts	$—	$1,537,526
Consolidation of multi-family collateralized debt obligations	$—	$1,472,073
Transfer from residential loans to real estate owned	$1,992	$2,357

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$22,423	$26,754
Dividends declared on preferred stock to be paid in subsequent period	$5,925	$3,225

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$65,495	$73,033
Restricted cash included in receivables and other assets	808	70,525
Total cash, cash equivalents, and restricted cash	$66,303	$143,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
"IO RMBS" refers to RMBS comprised of IOs;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2018, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, the accompanying condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2018 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two VIEs that each own a multi-family apartment community and in which the Company held preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810"). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805 (see Note 10).

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs and certain Agency ARMs and Agency fixed-rate RMBS which were transferred from our Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes. The Company has exited its Agency IO strategy with approximately $18.4 million in securities remaining as of March 31, 2018.

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

The Company establishes an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts. Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, management looks at the balance of any delinquent loan and compares that to the current value of the collateralizing property. Management utilizes various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consults with a broker in the property's area.

Residential Mortgage Loans, at fair value – Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans and second mortgage loans, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments. Changes in fair value are recorded in current period earnings in net loss on residential mortgage loans at fair value in the Company's condensed consolidated statements of operations.

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

Residential mortgage loans at fair value are considered past due when they are 30 days past their contractual due date, and are placed on nonaccrual status when delinquent for more than 90 days. Interest accrued but not yet collected at the time loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in Freddie Mac-sponsored multi-family K-Series securitizations of which we, or one of our "special purpose entities," or "SPEs," own the first loss POs and certain IOs and mezzanine securities and that we consolidate (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, has consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

Mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property. Therefore, it is always junior and subordinate to any first lien as well as second liens, if applicable, on the property. These loans are senior to any preferred equity or common equity interests in the entity that owns the property.

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

Operating Real Estate Held in Consolidated Variable Interest Entities, Net – The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases. The Company has reclassified its operating real estate held in consolidated variable interest entities to real estate held for sale in consolidated variable interest entities as of March 31, 2018.

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

Real Estate Sales – The Company accounts for its real estate sales in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales. When real estate is sold, the nature of the entire real estate component being sold is considered in relation to the entire transaction to determine whether the substance of the transaction is the sale of real estate. Profit is recognized on the date of the real estate sale provided that a) a sale is consummated, b) the buyer's initial and continuing investments are adequate to demonstrate commitment to pay for the property, c) the seller's receivable is not subject to future subordination, and d) the seller has transferred to the buyer the usual risks and rewards of ownership and does not have a substantial continuing involvement with the sold property. Sales value is calculated based off of the stated sales price plus any other proceeds that are additions to the sale price subtracting any discount needed to reduce a receivable to its present value and any services the seller commits to perform without compensation. See Note 11 for further discussion regarding sales of real estate by consolidated VIEs.

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of March 31, 2018 and December 31, 2017 of $21.6 million and $22.9 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

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

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill of $25.2 million as of March 31, 2018 and December 31, 2017 relates to the Company's multi-family investment reporting unit.

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

Receivables and Other Assets – Receivables and other assets as of March 31, 2018 and December 31, 2017 include restricted cash held by third parties of $0.8 million and $20.3 million, respectively. Included in restricted cash is $0.5 million held in our Agency IO portfolio to be used for trading purposes as of December 31, 2017, and $0.1 million and $9.9 million held by counterparties as collateral for hedging instruments as of March 31, 2018 and December 31, 2017, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $33.4 million and $33.6 million as of March 31, 2018 and December 31, 2017, respectively.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through repurchase agreements (see Note 14). The borrowing under the repurchase agreements bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and carried at the contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.5 million as of March 31, 2018 and $0.7 million as of December 31, 2017. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – The Consolidated K-Series including their debt are referred to as Multi-Family CDOs in our condensed consolidated financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to the Residential CDOs and Multi-Family CDOs collectively as "CDOs" in this report.

Securitized Debt – Securitized Debt represents third-party liabilities of Consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtain permanent or longer term financing on a portion of its multi-family CMBS and acquired distressed residential mortgage loans.

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.5 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Convertible Notes – On January 23, 2017, the Company issued convertible notes (the "Convertible Notes") to finance the acquisition of targeted assets and for general working capital purposes. The Company evaluated the conversion features of the Convertible Notes for embedded derivatives in accordance with ASC 815, Derivatives and Hedging ("ASC 815") and determined that the conversion features should not be bifurcated from the notes.

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the Convertible Notes which include underwriting, legal, accounting and other fees are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $8.8 million as of March 31, 2018.

Derivative Financial Instruments – In accordance with ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

In connection with our Agency RMBS portfolio, the Company uses several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and To-Be-Announced securities ("TBAs") to hedge the interest rate risk, as well as spread risk, associated with these investments. The Company also purchases, or sells short, TBAs. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.” Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. The use of TBAs, futures, options on futures and interest rate swaps in our portfolio hedge the overall risk profile of investment securities. The derivative instruments in our portfolio are not designated as hedging instruments, therefore realized and unrealized gains and losses associated with these derivative instruments are recognized through earnings and reported as part of the other income category in the Company's condensed consolidated statements of operations.

The Company also uses interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate, based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At the inception of an interest rate swap agreement, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Changes in fair value for interest rate swaps designated as a trading instrument will be reported in the condensed consolidated statements of operations as unrealized gain (loss) on investment securities and related hedges. Changes in fair value for interest rate swaps qualifying for hedge accounting will be included in condensed consolidated statements of comprehensive income (loss) as an increase (decrease) in fair value of derivative instruments utilized for cash flow hedges. The Company employs risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

If the Company designates an instrument as a hedging relationship, it may elect to un-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities (or TBAs), options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its condensed consolidated balance sheets.

Manager Compensation – We are a party to an investment management agreement with Headlands Asset Management LLC (“Headlands”) pursuant to which Headlands provides investment management services with respect to our investments in certain distressed residential mortgage loans. From 2011 to December 2017, we were a party to an investment management agreement with the Midway Group, LP ("Midway"), pursuant to which Midway provided investment management services with respect to our investments in Agency IOs. These investment management agreements provide for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. The Midway agreement was terminated effective December 31, 2017.

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company's common stockholders includes net income, the change in net unrealized gains/(losses) on its available for sale securities and its derivative hedging instruments, comprised of interest rate swaps until October 2017 (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased/decreased for net loss/income attributable to non-controlling interest.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three months ended March 31, 2018 and 2017.

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

In May 2015, the Company granted Performance Share Awards (“PSAs”) which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of three-year total shareholder return (“TSR”) and the Company’s TSR relative to the TSR of certain peer companies. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSAs were determined through Monte-Carlo simulation analysis.

In March 2018, the Company granted Performance Stock Units ("PSUs") to the Chief Executive Officer, Chief Financial Officer and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the "PSU Agreement"). Vesting of the PSUs will occur after a three-year period based on the Company's relative TSR percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis.

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

ASC 740, Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of the effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense in our condensed consolidated statements of operations.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets, and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance created a new, principle-based revenue recognition framework that affects nearly every revenue-generating entity. ASU 2014-09 also created a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue.

ASC 606 applies to all contracts with customers with exceptions for financial instruments and other contractual rights or obligations that are within the scope of other ASC Topics. Exclusions from the scope of ASC 606 include investment securities available for sale (subject to ASC 320, Investments - Debt and Equity Securities or ASC 325, Investments - Other); residential mortgage loans, distressed residential mortgage loans, multi-family loans, and preferred equity and mezzanine loan investments (subject to either ASC 310, Receivables or ASC 825, Financial Instruments); derivative assets and derivative liabilities (subject to ASC 815, Derivatives and Hedging); and investment in unconsolidated entities (subject to either ASC 323, Investments- Equity Method and Joint Ventures or ASC 825, Financial Instruments). In adopting the ASU effective January 1, 2018, the Company evaluated the applicability of this ASU with respect to its investment portfolio and, considering the scope exceptions listed above, the adoption of this ASU did not have a material impact on the Company's financial condition or results of operations.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Agency ARMs
Freddie Mac	$31,925	$—	$(1,100)	$30,825	$33,623	$16	$(852)	$32,787
Fannie Mae	52,933	—	(1,568)	51,365	54,958	6	(1,236)	53,728
Ginnie Mae	4,529	—	(144)	4,385	4,750	—	(193)	4,557
Total Agency ARMs	89,387	—	(2,812)	86,575	93,331	22	(2,281)	91,072
Agency Fixed- Rate
Freddie Mac	94,005	—	(2,436)	91,569	20,804	—	(736)	20,068
Fannie Mae	997,759	—	(33,190)	964,569	1,038,363	669	(12,174)	1,026,858
Ginnie Mae	356	—	(9)	347	365	—	(6)	359
Total Agency Fixed-Rate	1,092,120	—	(35,635)	1,056,485	1,059,532	669	(12,916)	1,047,285
Agency IOs
Freddie Mac	5,912	—	(2,268)	3,644	8,436	19	(2,756)	5,699
Fannie Mae	5,002	4	(1,631)	3,375	11,310	22	(2,989)	8,343
Ginnie Mae	14,934	52	(3,620)	11,366	21,621	230	(4,714)	17,137
Total Agency IOs	25,848	56	(7,519)	18,385	41,367	271	(10,459)	31,179

Total Agency RMBS	1,207,355	56	(45,966)	1,161,445	1,194,230	962	(25,656)	1,169,536
Non-Agency RMBS	98,053	1,168	(9)	99,212	100,291	1,852	(18)	102,125
CMBS (1)	121,360	18,353	—	139,713	123,203	18,217	—	141,420
Total investment securities available for sale	$1,426,768	$19,577	$(45,975)	$1,400,370	$1,417,724	$21,031	$(25,674)	$1,413,081

(1)	Included in CMBS is $48.9 million and $47.9 million of investment securities available for sale held in securitization trusts as of March 31, 2018 and December 31, 2017, respectively.

Realized Gain or Loss Activity

During the three months ended March 31, 2018, the Company received total proceeds of approximately $10.1 million from the sale of investment securities available for sale, realizing a net loss of approximately $3.4 million. During the three months ended March 31, 2017, the Company received total proceeds of approximately $37.3 million from the sale of investment securities available for sale, realizing approximately $1.7 million of net losses.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2018 and December 31, 2017, the weighted average life of the Company’s available for sale securities portfolio was approximately 5.8 years and 7.1 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Weighted Average Life	March 31, 2018	December 31, 2017
0 to 5 years	$388,319	$426,061
Over 5 to 10 years	946,709	970,336
10+ years	65,342	16,684
Total	$1,400,370	$1,413,081

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at March 31, 2018 and December 31, 2017 at carrying value (dollar amounts in thousands):

	March 31, 2018				December 31, 2017
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$26,019	$17,856	$1,117,570	$1,161,445	$26,876	$24,726	$1,117,934	$1,169,536
Non-Agency RMBS	14,947	—	84,265	99,212	84,461	—	17,664	102,125
CMBS	68,286	—	71,427	139,713	70,791	—	70,629	141,420
Total investment securities available for sale	$109,252	$17,856	$1,273,262	$1,400,370	$182,128	$24,726	$1,206,227	$1,413,081

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

March 31, 2018	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$822,431	$(21,290)	$320,630	$(17,156)	$1,143,061	$(38,446)
Non-Agency RMBS	—	—	189	(9)	189	(9)
Total investment securities available for sale	$822,431	$(21,290)	$320,819	$(17,165)	$1,143,250	$(38,455)

December 31, 2017	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$511,313	$(1,807)	$342,963	$(13,390)	$854,276	$(15,197)
Non-Agency RMBS	—	—	193	(18)	193	(18)
Total investment securities available for sale	$511,313	$(1,807)	$343,156	$(13,408)	$854,469	$(15,215)

Other than Temporary Impairment

For the three months ended March 31, 2018 and 2017, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts, Net and Real Estate Owned

Residential mortgage loans held in securitization trusts, net consist of the following as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Unpaid principal balance	$74,472	$77,519
Deferred origination costs – net	473	492
Reserve for loan losses	(4,081)	(4,191)
Total	$70,864	$73,820

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$4,191	$3,782
(Recovery of) provision for loan losses	(110)	15
Transfer to real estate owned	—	—
Charge-offs	—	—
Balance at the end of period	$4,081	$3,797

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2018 was $4.1 million, representing 548 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 541 basis points as of December 31, 2017. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$111	$150
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	—	—
Disposal	—	(150)
Balance at the end of period	$111	$—

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in (provision for) recovery of loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.6 million and $4.4 million as of March 31, 2018 and December 31, 2017, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2018, we had 27 delinquent loans with an aggregate principal amount outstanding of approximately $16.9 million categorized as residential mortgage loans held in securitization trusts, net, of which $5.5 million, or 33%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (REO) through foreclosure, as of March 31, 2018 (dollar amounts in thousands):

March 31, 2018

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$315	0.42%
61 - 90	1	$255	0.34%
90 +	25	$16,295	21.85%
Real estate owned through foreclosure	1	$118	0.16%

As of December 31, 2017, we had 26 delinquent loans with an aggregate principal amount outstanding of approximately $16.5 million categorized as residential mortgage loans held in securitization trusts, net, of which $10.2 million, or 62%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of December 31, 2017 (dollar amounts in thousands):

December 31, 2017

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$203	0.26%
61 - 90	1	$173	0.22%
90 +	24	$16,147	20.80%
Real estate owned through foreclosure	1	$118	0.15%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and REO held in residential securitization trusts as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
New York	32.4%	31.8%
Massachusetts	20.1%	20.7%
New Jersey	12.3%	11.9%
Florida	9.1%	8.8%
Connecticut	7.5%	7.3%
Maryland	5.4%	5.2%

5.	Residential Mortgage Loans, At Fair Value
Certain of the Company’s residential mortgage loans, including distressed residential mortgage loans and second mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in net loss on residential mortgage loans at fair value on the Company’s condensed consolidated statements of operations.

The Company’s residential mortgage loans at fair value consist of the following as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
March 31, 2018	$104,394	$(4,667)	$(247)	$99,480
December 31, 2017	$92,105	$(4,911)	$(41)	$87,153
As of March 31, 2018, the company is committed to purchase $5.3 million of second mortgage loans from originators.

The following table presents the components of net loss on residential mortgage loans at fair value for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	March 31, 2018	March 31, 2017
Net realized gain on payoff and sale of loans	$40	$—
Net unrealized losses	(206)	—

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential mortgage loans at fair value as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017
California	36.4%	35.9%
New Jersey	7.9%	7.7%
Florida	6.6%	6.6%

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's residential mortgage loans at fair value greater than 90 days past due and in nonaccrual status at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance	Difference
March 31, 2018	$1,336	$1,543	$(207)
December 31, 2017	1,048	1,214	(166)

6.	Distressed Residential Mortgage Loans

As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $322.1 million and $331.5 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the three months ended March 31, 2017 (dollar amounts in thousands):

March 31, 2017
Contractually required principal and interest	$69,263
Nonaccretable yield	(5,892)
Expected cash flows to be collected	63,371
Accretable yield	(55,448)
Fair value at the date of acquisition	$7,923

Distressed residential mortgage loans purchased during the three months ended March 31, 2018 are presented in the accompanying condensed consolidated balance sheets at fair value (see Note 5).

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	March 31, 2018	March 31, 2017
Balance at beginning of period	$303,949	$530,511
Additions	1,694	81,211
Disposals	(8,694)	(104,956)
Accretion	(5,354)	(6,038)
Balance at end of period (1)	$291,595	$500,728

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the three month periods ended March 31, 2018 and 2017 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017
Florida	11.2%	11.2%
North Carolina	8.4%	8.3%
California	7.0%	6.9%
Georgia	5.9%	5.8%
New York	5.7%	5.7%
South Carolina	5.1%	5.0%
Ohio	5.0%	5.1%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $119.2 million and $121.8 million at March 31, 2018 and December 31, 2017, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 10). In addition, distressed residential mortgage loans with a carrying value of approximately $178.1 million and $182.6 million at March 31, 2018 and December 31, 2017, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 14).

7.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss POs, certain IOs and mezzanine securities issued by certain Freddie Mac K-Series securitizations with an aggregate net carrying value of $484.8 million and $468.0 million at March 31, 2018 and December 31, 2017, respectively (see Note 10). The Consolidated K-Series is comprised of seven multi-family CMBS investments as of March 31, 2018 and December 31, 2017.

The condensed consolidated balance sheets of the Consolidated K-Series at March 31, 2018 and December 31, 2017, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2018	December 31, 2017
Assets
Multi-family loans held in securitization trusts	$9,438,309	$9,657,421
Receivables	33,437	33,562
Total Assets	$9,471,746	$9,690,983
Liabilities and Equity
Multi-family CDOs	$8,953,467	$9,189,459
Accrued expenses	33,012	33,136
Total Liabilities	8,986,479	9,222,595
Equity	485,267	468,388
Total Liabilities and Equity	$9,471,746	$9,690,983

The multi-family loans held in securitization trusts had aggregate unpaid principal balances of approximately $9.3 billion and $9.4 billion at March 31, 2018 and December 31, 2017, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $9.3 billion and $9.4 billion at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the current weighted average interest rate on these multi-family CDOs was 3.94% and 3.92%, respectively.

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

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended March 31, 2018 and 2017, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2018	2017
Interest income	$85,092	$61,304
Interest expense	74,478	53,932
Net interest income	10,614	7,372
Unrealized gain on multi-family loans and debt held in securitization trusts, net	7,545	1,384
Net income	$18,159	$8,756

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017
California	14.7%	14.7%
Texas	12.7%	12.7%
New York	6.5%	6.5%
Maryland	5.5%	5.5%

8.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018		December 31, 2017
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$8,417	45%	$8,320
Total - Equity Method		$8,417		$8,320

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018		December 31, 2017
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$12,904	11%	$12,623
Evergreens JV Holdings, LLC	85%	4,320	85%	4,220
The Preserve at Port Royal Venture, LLC	77%	13,250	77%	13,040
WR Savannah Holdings, LLC	90%	13,030	90%	12,940
Total - Fair Value Option		$43,504		$42,823

The following table presents income from investments in unconsolidated entities for the three months ended March 31, 2018 and March 31, 2017 (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2018	2017
200 RHC Hoover, LLC	$—	$275
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	253	242
Morrocroft Neighborhood Stabilization Fund II, LP	282	649
Evergreens JV Holdings, LLC	194	164
Bent Tree JV Holdings, LLC	—	288
Summerchase LR Partners LLC	—	182
Lake Mary Realty Partners, LLC	—	211
The Preserve at Port Royal Venture, LLC	483	385
WR Savannah Holdings, LLC	361	330

9.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Investment amount	$155,604	$140,560
Deferred loan fees, net	(1,598)	(1,640)
Total	$154,006	$138,920

There were no delinquent preferred equity and mezzanine loan investments as of March 31, 2018 and December 31, 2017.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
New York	22.0%	24.1%
Texas	21.7%	24.3%
Florida	15.3%	3.9%
Virginia	9.8%	10.8%
Alabama	6.5%	7.1%
South Carolina	6.4%	7.0%

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization or financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Financing VIEs as of March 31, 2018.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss of the securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that seven Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of March 31, 2018 and December 31, 2017. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 7). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, six of these investments are not included as collateral to any Financing VIE as of March 31, 2018 and December 31, 2017.

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

RB Development Holding Company, LLC ("RBDHC"), a wholly-owned subsidiary of the Company, owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc"), a wholly-owned subsidiary of the Company, is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

On March 31, 2017, (the "Changeover Date"), the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters on the Changeover Date. Prior to the Changeover Date, the Company accounted for Riverchase Landing as an investment in an unconsolidated entity and for The Clusters as a preferred equity investment.

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

Cash	$112
Operating real estate (1)	62,322
Lease intangibles (1)	5,340
Receivables and other assets	2,260
Total assets	70,034

Mortgages payable	51,570
Accrued expenses and other liabilities	1,519
Total liabilities	53,089

Non-controlling interest (2)	4,462
Net assets consolidated	$12,483

(1)	Reclassified to real estate held for sale in consolidated variable interest entities on the condensed consolidated balance sheets in 2017 (see Note 11).

(2)
Represents third party ownership of membership interests in Riverchase Landing and The Clusters. The fair value of the non-controlling interests in Riverchase Landing and The Clusters, both private companies, was estimated using assumptions for the timing and amount of expected future cash flows from the underlying multi-family apartment communities and a discount rate.

In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Prior to March 2018, the Company did not have any claims to the assets or obligations for the liabilities of Riverchase Landing. As of March 31, 2018, the Company does not have any claims to the assets or obligations for the liabilities of The Clusters.

The Consolidated K-Series, the Financing VIEs, KRVI, Riverchase Landing (as of December 31, 2017) and The Clusters are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of March 31, 2018 and December 31, 2017, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of March 31, 2018 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$682	$682
Investment securities available for sale, at fair value held in securitization trusts	48,857	—	—	—	—	48,857
Residential mortgage loans held in securitization trusts, net	—	—	70,864	—	—	70,864
Distressed residential mortgage loans held in securitization trusts, net	—	119,201	—	—	—	119,201
Multi-family loans held in securitization trusts, at fair value	1,133,139	—	—	8,305,170	—	9,438,309
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,293	29,293
Receivables and other assets	4,310	6,587	935	29,199	22,968	63,999
Total assets	$1,186,306	$125,788	$71,799	$8,334,369	$52,943	$9,771,205

Residential collateralized debt obligations	$—	$—	$67,154	$—	$—	$67,154
Multi-family collateralized debt obligations, at fair value	1,068,139	—	—	7,885,328	—	8,953,467
Securitized debt	29,390	40,825	—	—	—	70,215
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	32,072	32,072
Accrued expenses and other liabilities	4,294	782	26	28,867	763	34,732
Total liabilities	$1,101,823	$41,607	$67,180	$7,914,195	$32,835	$9,157,640

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed- and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances as of March 31, 2018 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Six of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of March 31, 2018.

Assets and Liabilities of Consolidated VIEs as of December 31, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$808	$808
Investment securities available for sale, at fair value held in securitization trusts	47,922	—	—	—	—	47,922
Residential mortgage loans held in securitization trusts, net	—	—	73,820	—	—	73,820
Distressed residential mortgage loans held in securitization trusts, net	—	121,791	—	—	—	121,791
Multi-family loans held in securitization trusts, at fair value	1,157,726	—	—	8,499,695	—	9,657,421
Real estate held for sale in consolidated variable interest entities	—	—	—	—	64,202	64,202
Receivables and other assets	4,333	15,428	935	29,301	25,507	75,504
Total assets	$1,209,981	$137,219	$74,755	$8,528,996	$90,517	$10,041,468

Residential collateralized debt obligations	$—	$—	$70,308	$—	$—	$70,308
Multi-family collateralized debt obligations, at fair value	1,094,044	—	—	8,095,415	—	9,189,459
Securitized debt	29,164	52,373	—	—	—	81,537
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	57,124	57,124
Accrued expenses and other liabilities	4,316	2,957	24	28,969	1,727	37,993
Total liabilities	$1,127,524	$55,330	$70,332	$8,124,384	$58,851	$9,436,421

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

(3)	Six of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of December 31, 2017.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at March 31, 2018	$33,303	$41,383
Principal Amount at December 31, 2017	$33,350	$53,089
Carrying Value at March 31, 2018 (2)	$29,390	$40,825
Carrying Value at December 31, 2017 (2)	$29,164	$52,373
Pass-through rate of Notes issued	5.35%	4.00%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	March 31, 2018	December 31, 2017
Within 24 months	$41,383	$53,089
Over 24 months to 36 months	—	—
Over 36 months	33,303	33,350
Total	74,686	86,439
Discount	(3,921)	(4,232)
Debt issuance cost	(550)	(670)
Carrying value	$70,215	$81,537

There is no guarantee that the Company will receive any cash flows from these securitization trusts.

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations (other than the distressed residential mortgage loan securitizations discussed above) since inception; the first three were accounted for as permanent financings and have been included in the Company’s accompanying condensed consolidated financial statements. The fourth was accounted for as a sale and, accordingly, is not included in the Company’s accompanying condensed consolidated financial statements.

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of March 31, 2018 and December 31, 2017, respectively, and its preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for The Clusters as of March 31, 2018 and both Riverchase Landing and The Clusters as of December 31, 2017, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$48,857	$73	$—	$—	$48,930
Preferred equity investment on multi-family properties	—	—	147,411	8,417	155,828
Mezzanine loan on multi-family properties	—	—	6,595	—	6,595
Equity investments in entities that invest in multi-family properties	—	—	—	25,934	25,934
Total assets	$48,857	$73	$154,006	$34,351	$237,287

	December 31, 2017
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$47,922	$73	$—	$—	$47,995
Preferred equity investment on multi-family properties	—	—	132,009	8,320	140,329
Mezzanine loan on multi-family properties	—	—	6,911	—	6,911
Equity investments in entities that invest in multi-family properties	—	—	—	25,562	25,562
Total assets	$47,922	$73	$138,920	$33,882	$220,797

Our maximum loss exposure on the multi-family CMBS investments, preferred equity, mezzanine loan and equity investments is approximately $237.3 million and $220.8 million at March 31, 2018 and December 31, 2017, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

11.	Real Estate Held for Sale in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company held preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 10).

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale. Accordingly, the Company classified the real estate assets in Riverchase Landing as held for sale as of December 31, 2017 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in Riverchase Landing as of June 5, 2017. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Riverchase Landing recognized a net gain on sale of approximately $2.3 million which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations. The Company deconsolidated Riverchase Landing as of the date of the sale.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale. The Company anticipates completing a sale to a third party buyer in 2018. Accordingly, the Company classified the real estate assets in The Clusters as held for sale as of March 31, 2018 and December 31, 2017 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in The Clusters as of September 1, 2017.

The following is a summary of the real estate held for sale in consolidated variable interest entities as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Land	$2,650	$7,000
Building and improvements	25,757	53,468
Furniture, fixtures and equipment	838	2,150
Lease intangible	2,802	5,340
Real estate held for sale before accumulated depreciation and amortization	32,047	67,958
Accumulated depreciation (1)	(418)	(647)
Accumulated amortization of lease intangible (1)	(2,336)	(3,109)
Real estate held for sale in consolidated variable interest entities	$29,293	$64,202

(1)	There were no depreciation and amortization expenses for the three months ended March 31, 2018 and March 31, 2017.

No gain or loss was recognized by the Company or allocated to non-controlling interests related to the initial classification of the real estate assets as held for sale.

12.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps (1)	Derivative assets	$9,815	$846

(1)	There was no netting of interest rate swaps at March 31, 2018 and December 31, 2017.

There were no open TBA purchases or sales as of March 31, 2018 and December 31, 2017.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2018
Derivatives Not Designated as Hedging Instruments	December 31, 2017	Additions	Settlement, Expiration or Exercise	March 31, 2018
Interest rate swaps	$345,500	$—	$—	$345,500

	Notional Amount For the Three Months Ended March 31, 2017
Derivatives Not Designated as Hedging Instruments	December 31, 2016	Additions	Settlement, Expiration or Exercise	March 31, 2017
TBA securities (1)	$149,000	$548,000	$(588,000)	$109,000
U.S. Treasury futures	17,100	70,300	(58,700)	28,700
Interest rate swap futures	(151,700)	182,200	(146,000)	(115,500)
Eurodollar futures	(2,575,000)	2,627,000	(1,890,000)	(1,838,000)
Swaptions	154,000	—	—	154,000
Interest rate swaps	15,000	—	—	15,000

(1)	Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis.

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,
	2018		2017
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$—	$—	$(215)	$200
Eurodollar futures	—	—	555	(380)
Interest rate swaps	—	8,969	—	26
Swaptions	—	—	—	(87)
U.S. Treasury and interest rate swap futures and options	—	—	158	107
Total	$—	$8,969	$498	$(134)

Derivatives Designated as Hedging Instruments

The Company may use interest rate swaps to hedge the variable cash flows associated with borrowings made under our variable rate borrowings and designate them as cash flow hedges. There are no costs incurred at the inception of the Company's interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on LIBOR, on the notional amount of the interest rate swaps.
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

The Company had no derivative instruments designated as hedging instruments as of March 31, 2018 and December 31, 2017.

The following table presents the impact of the Company’s interest rate swaps designated as hedging instruments on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2018	2017
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$—	$102
Unrealized loss on interest rate swaps	—	164
Balance at end of the period	$—	$266

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net Interest Expense	$—	$(27)

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	March 31, 2018			December 31, 2017
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	1.73%	$98,000	2.18%	1.36%
2027	247,500	2.39%	1.79%	247,500	2.39%	1.39%
Total	$345,500	2.33%	1.77%	$345,500	2.33%	1.38%

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives. The Company has in place with all counterparties bi-lateral margin agreements requiring a party to post collateral to the Company for any valuation deficit. This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default. Currently, all of the Company's interest rate swaps outstanding are cleared through the CME Group Inc. ("CME Clearing") which is the parent company of the Chicago Mercantile Exchange Inc. The CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

The Company is required to pledge assets under a margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the derivative agreement. In the event the Company is unable to meet a margin call under one of its derivative agreements, thereby causing an event of default or triggering an early termination event under one of its derivative agreements, the counterparty to such derivative agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable derivative agreement. The Company believes it was in compliance with all margin requirements under its derivative agreements as of March 31, 2018 and December 31, 2017. The Company had $0.1 million and $9.9 million of restricted cash related to margin posted for its agreements as of March 31, 2018 and December 31, 2017, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

13.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At March 31, 2018, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.51%. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018			December 31, 2017
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs RMBS	$80,977	$84,361	$87,132	$86,349	$90,343	$92,586
Agency Fixed-rate RMBS	853,390	902,219	933,829	842,474	890,359	902,744
Non-Agency RMBS	37,016	49,205	48,269	38,160	51,841	50,693
CMBS (1)	315,931	435,118	323,042	309,935	421,156	322,092
Balance at end of the period	$1,287,314	$1,470,903	$1,392,272	$1,276,918	$1,453,699	$1,368,115

(1)
Includes first loss PO and mezzanine CMBS securities with a fair value amounting to $393.4 million and $377.5 million included in the Consolidated K-Series as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the average days to maturity for financing arrangements were 55 days and 44 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements at March 31, 2018 and December 31, 2017 amounts to $3.1 million and $2.5 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Contractual Maturity	March 31, 2018	December 31, 2017
Within 30 days	$539,990	$1,081,911
Over 30 days to 90 days	647,324	95,007
Over 90 days	100,000	100,000
Total	$1,287,314	$1,276,918

As of March 31, 2018, the outstanding balance under our financing arrangements was funded at a weighted average advance rate of 90.0% that implies an average haircut of 10.0%. As of March 31, 2018, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 24%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At March 31, 2018 and December 31, 2017, the Company had financing arrangements with ten counterparties. As of March 31, 2018, and December 31, 2017 the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Deutsche Bank AG, London Branch at 6.2% and 5.0%, respectively. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of March 31, 2018, our available liquid assets included unrestricted cash and cash equivalents, overnight deposits and unencumbered securities that we believe may be posted as margin. The Company had $65.5 million in cash and cash equivalents and $300.5 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of March 31, 2018 included $174.9 million of Agency RMBS, $75.6 million of CMBS and $50.0 million of Non-Agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 28.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

14.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund distressed residential mortgage loans, expiring on June 8, 2019. The outstanding balance on this master repurchase agreement as of March 31, 2018 and December 31, 2017 amounts to approximately $119.3 million and $123.6 million, respectively, bearing interest at one-month LIBOR plus 2.50% (4.37% and 4.05% at March 31, 2018 and December 31, 2017, respectively). The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

The Company also has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $25.0 million and a maximum uncommitted principal amount of $25.0 million to fund the purchase of residential mortgage loans, expiring on November 24, 2018. The outstanding balance on this master repurchase agreement as of March 31, 2018 and December 31, 2017 amounts to approximately $30.2 million and $26.1 million, respectively, bearing interest at one-month LIBOR plus 3.50% (5.12% and 5.05% at March 31, 2018 and December 31, 2017, respectively).

During the terms of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of May 8, 2018.

15.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2018 and December 31, 2017, the Company had Residential CDOs outstanding of $67.2 million and $70.3 million, respectively. As of March 31, 2018 and December 31, 2017, the current weighted average interest rate on these Residential CDOs was 2.48% and 2.16%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $74.5 million and $77.5 million at March 31, 2018 and December 31, 2017, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of March 31, 2018 and December 31, 2017, had a net investment in the residential securitization trusts of $4.6 million and $4.4 million, respectively.

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

During the three months ended March 31, 2018, none of the Convertible Notes were converted. As of May 8, 2018, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 8, 2018, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 10). In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company deconsolidated Riverchase Landing as of the date of the sale. The Clusters' real estate investment is subject to a mortgage payable and the Company has no obligation for this liability as of March 31, 2018.

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 10). KRVI's real estate under development is subject to a note payable of $4.5 million that has an unused commitment of $3.9 million as of March 31, 2018. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of May 8, 2018.

The mortgages and notes payable in the consolidated VIEs are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of March 31, 2018	Maturity Date	Interest Rate	Net Deferred Finance Costs
The Clusters	6/30/2014	$27,662	7/6/2024	4.49%	$63
KRVI	12/16/2016	$4,473	12/16/2019	6.25%	$—

As of March 31, 2018, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Fiscal Year	Total
2018	$—
2019	4,473
2020	—
2021	—
2022	138,000
2023	—
Thereafter	72,662
$215,135

17.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2018.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2018, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

c.	Derivative Instruments – The fair value of interest rate swaps are based on dealer quotes. The Company’s derivatives are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$1,161,445	$—	$1,161,445	$—	$1,169,536	$—	$1,169,536
Non-Agency RMBS	—	99,212	—	99,212	—	102,125	—	102,125
CMBS	—	90,856	48,857	139,713	—	93,498	47,922	141,420
Multi-family loans held in securitization trusts	—	—	9,438,309	9,438,309	—	—	9,657,421	9,657,421
Residential mortgage loans, at fair value	—	—	99,480	99,480	—	—	87,153	87,153
Derivative assets:
Interest rate swaps	—	9,815	—	9,815	—	846	—	846
Investments in unconsolidated entities	—	—	43,504	43,504	—	—	42,823	42,823
Total	$—	$1,361,328	$9,630,150	$10,991,478	$—	$1,366,005	$9,835,319	$11,201,324
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$8,953,467	$8,953,467	$—	$—	$9,189,459	$9,189,459
Total	$—	$—	$8,953,467	$8,953,467	$—	$—	$9,189,459	$9,189,459

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2018 and 2017, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$9,835,319	$7,061,842
Total (losses)/gains (realized/unrealized)
Included in earnings (1)	(182,601)	3,340
Included in other comprehensive income (loss)	(4)	(193)
Contributions	—	1,300
Paydowns/Distributions	(38,530)	(38,425)
Purchases (2)	15,966	1,545,030
Balance at the end of period	$9,630,150	$8,572,894

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, interest income from residential mortgage loans, realized gain on distressed residential mortgage loans, net gain on residential mortgage loans at fair value, unrealized gain on multi-family loans and debt held in securitization trusts, and other income.

(2)
During the three months ended March 31, 2017, the Company purchased PO securities, certain IOs and mezzanine CMBS securities issued from a Freddie Mac-sponsored multi-family K-Series securitization trust. The Company determined that the securitization trust is a VIE and that the Company is the primary beneficiary of the VIE. As a result, the Company consolidated assets of this Freddie Mac sponsored multi-family K-Series securitization trust in the amount of $1.5 billion (see Notes 2 and 7).

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2018 and 2017, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$9,189,459	$6,624,896
Total gains (realized/unrealized)
Included in earnings (1)	(201,558)	(8,068)
Purchases (2)	—	1,472,073
Paydowns	(34,434)	(36,473)
Balance at the end of period	$8,953,467	$8,052,428

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
During the three months ended March 31, 2017, the Company purchased PO securities, certain IOs and mezzanine CMBS securities issued from a Freddie Mac-sponsored multi-family K-Series securitization trust. The Company determined that the securitization trust is a VIE and that the Company is the primary beneficiary of the VIE. As a result, the Company consolidated liabilities of this Freddie Mac sponsored multi-family K-Series securitization trust in the amount of $1.5 billion (see Notes 2 and 7).

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 multi-family loans and debt held in securitization trusts for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Change in unrealized (losses) gains – assets	$(172,546)	$10,119
Change in unrealized gains (losses) – liabilities	180,091	(8,735)
Net change in unrealized gains included in earnings for assets and liabilities	$7,545	$1,384

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, respectively, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	$—	$—	$10,284	$10,284	$—	$—	$10,317	$10,317
Real estate owned held in residential securitization trusts	—	—	111	111	—	—	111	111

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2018 and 2017, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Residential mortgage loans held in securitization trusts – impaired loans, net	$110	$(15)
Real estate owned held in residential securitization trusts	—	—

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$65,495	$65,495	$95,191	$95,191
Investment securities available for sale (1)	Level 2 or 3	1,400,370	1,400,370	1,413,081	1,413,081
Residential mortgage loans held in securitization trusts, net	Level 3	70,864	70,334	73,820	72,131
Distressed residential mortgage loans, at carrying value, net (2)	Level 3	322,072	325,597	331,464	334,765
Residential mortgage loans, at fair value (3)	Level 3	99,480	99,480	87,153	87,153
Multi-family loans held in securitization trusts	Level 3	9,438,309	9,438,309	9,657,421	9,657,421
Derivative assets	Level 2	9,815	9,815	846	846
Mortgage loans held for sale, net (4)	Level 3	5,473	5,599	5,507	5,598
Mortgage loans held for investment (4)	Level 3	1,760	1,900	1,760	1,900
Preferred equity and mezzanine loan investments (5)	Level 3	154,006	155,206	138,920	140,129
Investments in unconsolidated entities (6)	Level 3	51,921	51,990	51,143	51,212
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	1,287,314	1,287,314	1,276,918	1,276,918
Financing arrangements, residential mortgage loans	Level 2	149,049	149,049	149,063	149,063
Residential collateralized debt obligations	Level 3	67,154	63,957	70,308	66,865
Multi-family collateralized debt obligations	Level 3	8,953,467	8,953,467	9,189,459	9,189,459
Securitized debt	Level 3	70,215	75,778	81,537	87,891
Subordinated debentures	Level 3	45,000	44,975	45,000	45,002
Convertible notes	Level 2	129,242	138,911	128,749	140,060

(1)	Includes $48.9 million and $47.9 million of investment securities for sale held in securitization trusts as of March 31, 2018 and December 31, 2017, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $119.2 million and $121.8 million at March 31, 2018 and December 31, 2017, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $202.9 million and $209.7 million at March 31, 2018 and December 31, 2017, respectively.

(3)
Includes distressed residential mortgage loans with a carrying value amounting to $36.4 million and $36.9 million at March 31, 2018 and December 31, 2017, respectively, and second mortgages with a carrying value amounting to $63.1 million and $50.2 million at March 31, 2018 and December 31, 2017, respectively.

(4)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(5)	Includes preferred equity and mezzanine loan investments accounted for as loans (see Note 9).

(6)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $43.5 million and $42.8 million at March 31, 2018 and December 31, 2017, respectively (see Note 8).

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

b.
Residential mortgage loans held in securitization trusts, net – Residential mortgage loans held in the securitization trusts are recorded at amortized cost, net of allowance for loan losses. Fair value is based on an internal valuation model that considers the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.
Distressed residential mortgage loans, net – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default, loss severities, and actual purchases and sales of similar loans.

d.
Mortgage loans held for sale, net – The fair value of mortgage loans held for sale, net are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life time cap, periodic cap, underwriting standards, age and credit.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 12,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of March 31, 2018 and December 31, 2017, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of March 31, 2018 and December 31, 2017, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On October 13, 2017, the Company issued 5,400,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $130.5 million, after deducting underwriting discounts and offering expenses. As of March 31, 2018 and December 31, 2017, there were 5,750,000 shares of Series D Preferred Stock authorized. The Series D Preferred Stock is entitled to receive a dividend at a fixed rate from and including the issue date to, but excluding, October 15, 2027 of 8.00% per year on the $25 liquidation preference. Beginning October 15, 2027, the Series D Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus a spread of 5.695% per year on the $25 liquidation preference. The Series D Preferred Stock is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock through March 31, 2018, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock and Series C Preferred Stock commencing January 1, 2017 through March 31, 2018 and on the Series D Preferred Stock from its respective time of original issuance through March 31, 2018:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock
March 19, 2018	April 1, 2018	April 15, 2018	$0.484375	$0.4921875	$0.50
December 7, 2017	January 1, 2018	January 15, 2018	0.484375	0.4921875	0.51111	(1)
September 14, 2017	October 1, 2017	October 15, 2017	0.484375	0.4921875	—
June 14, 2017	July 1, 2017	July 15, 2017	0.484375	0.4921875	—
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	0.4921875	—

(1)	Cash dividend for the partial quarterly period that began on October 13, 2017 and ended on January 14, 2018.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2017 and ended March 31, 2018:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	$0.20
Fourth Quarter 2017	December 7, 2017	December 18, 2017	January 25, 2018	0.20
Third Quarter 2017	September 14, 2017	September 25, 2017	October 25, 2017	0.20
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20

(c)	Public Offering of Common Stock

The Company did not issue any shares of its common stock through underwritten public offerings during the three months ended March 31, 2018.

(d)	Equity Distribution Agreements

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

There were no shares of common stock issued under the Equity Distribution Agreement during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company issued 87,737 shares under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million after deducting the placement fees. As of March 31, 2018, approximately $99.6 million of securities remains available for issuance under the Equity Distribution Agreement.

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

During the three months ended March 31, 2018 and March 31, 2017, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the three months ended March 31, 2018, the Company's PSUs awarded under the 2018 Long-Term Equity Incentive Program ("2018 Long-Term EIP") (see Note 21) were also determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic Earnings per Common Share
Net income attributable to Company	$29,618	$19,182
Less: Preferred stock dividends	(5,925)	(3,225)
Net income attributable to Company's common stockholders	$23,693	$15,957
Basic weighted average common shares outstanding	112,018	111,721
Basic Earnings per Common Share	$0.21	$0.14

Diluted Earnings per Common Share:
Net income attributable to Company	$29,618	$19,182
Less: Preferred stock dividends	(5,925)	(3,225)
Add back: Interest expense on convertible notes for the period, net of tax	2,634	1,960
Net income attributable to Company's common stockholders	$26,327	$17,917
Weighted average common shares outstanding	112,018	111,721
Net effect of assumed PSUs vested	49	—
Net effect of assumed convertible notes conversion to common shares	19,694	14,881
Diluted weighted average common shares outstanding	131,761	126,602
Diluted Earnings per Common Share	$0.20	$0.14

21.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At March 31, 2018, there are 94,043 common shares reserved for issuance under the 2010 Plan in connection with an outstanding PSA.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. The Company’s non-employee directors have been issued 58,920 shares under the 2017 Plan as of March 31, 2018. The Company’s employees have been issued 212,855 shares under the 2017 Plan as of March 31, 2018. At March 31, 2018, there were 212,855 shares of non-vested restricted stock outstanding under the 2017 Plan.

Of the common stock authorized at March 31, 2018, 5,298,225 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 265,934 shares collectively under the 2010 and 2017 Plans as of March 31, 2018 and December 31, 2017. The Company’s employees have been issued 1,101,798 and 895,201 restricted shares collectively under the 2010 and 2017 Plans as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, there were 464,880 and 422,928 shares of non-vested restricted stock outstanding collectively under the 2010 and 2017 Plans, respectively.

(a)	Restricted Common Stock Awards

During the three months ended March 31, 2018 and March 31, 2017, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the three months ended March 31, 2018 and 2017.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 and 2017 Plans for the three months ended March 31, 2018 and 2017, respectively, is presented below:

	2018		2017
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	422,928	$6.36	319,058	$6.40
Granted	206,597	5.57	326,663	6.54
Vested	(164,645)	6.72	(116,875)	7.04
Non-vested shares as of March 31	464,880	5.88	528,846	6.34
Weighted-average of restricted stock granted during the period	206,597	$5.57	326,663	$6.54

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2018 and 2017, the Company had unrecognized compensation expense of $2.4 million and $3.0 million, respectively, related to the non-vested shares of restricted common stock under the 2010 and 2017 Plans. The unrecognized compensation expense at March 31, 2018 is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the three months ended March 31, 2018 and 2017 was approximately $0.9 million and $0.8 million, respectively. The requisite service period for restricted shares at issuance is three years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a PSA under the 2010 Plan to the Company’s Chairman and Chief Executive Officer. At the time of grant, the target number of shares pursuant to the PSA consisted of 89,629 shares of common stock. The PSA had a grant date fair value of approximately $0.4 million. The PSA award under which the number of underlying shares of Company common stock that can be earned will generally range from 0% to 200% of the target number of shares, with the target number of shares increased to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of the PSA will occur at the end of three years based on three-year total shareholder return, or TSR, as follows:

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

Compensation expense related to the PSA was $31.3 thousand for the three months ended March 31, 2018. As of March 31, 2018, there was $10.4 thousand of unrecognized compensation cost related to the non-vested portion of the PSA.

(c)	Performance Stock Units

During the three months ended March 31, 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs to the Chief Executive Officer, Chief Financial Officer and certain other employees as part of our 2018 Long-Term EIP. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. At the time of grant, the target number of shares pursuant to the PSU awards totaled 588,535 shares of common stock. The PSU awards had a grant date fair value of approximately $2.4 million. Vesting of the PSUs will occur at the end of three years based on the following:

•	If three-year TSR performance relative to the Company's identified performance peer group (the "Relative TSR") is less than 30th percentile, then 0% of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 30th percentile, then Threshold % (as defined in the individual PSU Agreements) of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 50th percentile, then 100% of the target PSUs will vest; and

•	If three-year Relative TSR performance is greater than or equal to the 80th percentile, then Maximum % (as defined in the individual PSU Agreements) of the target PSUs will vest.

The percentage of target PSUs that vest for performance between the 30th, 50th, and 80th percentiles will be calculated using linear interpolation.

Total shareholder return for the Company and each member of the peer group will be determined by dividing (i) the sum of the cumulative amount of such entity’s dividends per share for the performance period and the arithmetic average per share volume weighted average price (the “VWAP”) of such entity’s common stock for the last thirty (30) consecutive trading days of the performance period minus the arithmetic average per share VWAP of such entity’s common stock for the last thirty (30) consecutive trading days immediately prior to the performance period by (ii) the arithmetic average per share VWAP of such entity’s common stock for the last thirty (30) consecutive trading days immediately prior to the performance period. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied.

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For the PSUs granted in 2018, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company's stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

Compensation expense related to the PSU was $37.2 thousand for the three months ended March 31, 2018. As of March 31, 2018, there was $2.3 million of unrecognized compensation cost related to the non-vested portion of the PSU.

22.	Income Taxes

For the three months ended March 31, 2018 and March 31, 2017, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three months ended March 31, 2018 and March 31, 2017 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Current income tax expense	$—	$1,216
Deferred income tax (benefit) expense	(79)	21
Total provision	$(79)	$1,237

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2018 and December 31, 2017 are as follows (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Deferred tax assets
Net operating loss carryforward	$1,351	$295
Net capital loss carryforward	—	—
GAAP/Tax basis differences	2,284	2,237
Total deferred tax assets (1)	3,635	2,532
Deferred tax liabilities
Deferred tax liabilities	148	144
Total deferred tax liabilities (2)	148	144
Valuation allowance (1)	(3,201)	(2,182)
Total net deferred tax asset	$286	$206

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2018, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $4.0 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. At March 31, 2018, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

We have recognized the tax effects of the TCJA in the three months ended March 31, 2018 and the year ended December 31, 2017 through the measurement of deferred tax assets at the reduced corporate tax rate. We will continue to analyze and monitor the application of TCJA to our business and continue to assess our provision for income taxes as future guidance is issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities and Exchange Act of 1934, or Exchange Act, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; delays in identifying and acquiring our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in government laws, regulations or policies affecting our business; changes to our relationship with Headlands; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our "special purpose entities," or "SPEs," own the first loss POs and certain IOs and mezzanine securities;

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

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	"IO RMBS" refers to RMBS comprised of IOs;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“CDO” refers to collateralized debt obligation;

•	“non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including performing, re-performing and non-performing mortgage loans;

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•	“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in our securitization trusts;

•	“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities;

•	“second mortgages” and “second mortgage loans” refers to a lien on a residential property which is subordinate to a more senior mortgage or loan; and

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

We intend to maintain our focus on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. Consistent with this approach to capital allocation, we acquired an additional $34.2 million of residential and multi-family credit assets during the three months ended March 31, 2018. In periods where we have working capital in excess of our short-term liquidity needs, we expect to invest the excess in more liquid assets, such as Agency RMBS, until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

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

We internally manage the assets in our investment portfolio, with the exception of distressed residential loans for which we have engaged Headlands Asset Management LLC ("Headlands") to provide investment management services. As part of our investment strategy, we may, from time to time, utilize one or more external investment managers, similar to Headlands, to manage specific asset types that we target or own.

Key First Quarter 2018 Developments

Residential Mortgage Loan Activity

We acquired residential mortgage loans, including distressed residential mortgage loans and second mortgages, for an aggregate cost of approximately $16.0 million during the first quarter of 2018.

Investment Securities Activity

During the first quarter of 2018, we purchased Agency fixed-rate RMBS for a gross purchase price of $60.4 million.

Multi-Family Activity

We funded $18.2 million in preferred equity investments in owners of multi-family properties during the first quarter of 2018.

First Quarter 2018 Common Stock and Preferred Stock Dividends

On March 19, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended March 31, 2018. The dividend was paid on April 26, 2018 to our common stockholders of record as of March 29, 2018.

On March 19, 2018, in accordance with the terms of our 7.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on April 15, 2018 to holders of record of our Series B Preferred Stock as of April 1, 2018.

Also on March 19, 2018, in accordance with the terms of our 7.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on April 15, 2018 to holders of record of our Series C Preferred Stock as of April 1, 2018.

Also on March 19, 2018, in accordance with the terms of our 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), our Board of Directors declared a Series D Preferred Stock quarterly cash dividend of $0.50 per share of Series D Preferred Stock. The dividend was paid on April 15, 2018 to holders of record of our Series D Preferred Stock of record as of April 1, 2018.

Current Market Conditions and Commentary

General. Global equity markets declined during the first quarter of 2018 due to investors’ concerns regarding U.S. interest rate increases and global trade restrictions. U.S. equity markets began 2018 strongly, but volatility increased during the second half of the quarter due to interest rate and trade concerns. U.S. economic data released over the past quarter suggests that the U.S. economy has continued to expand, with U.S. gross domestic product (“GDP”) estimated to have grown by 2.3% (advance estimate) in the first quarter of 2018, down from GDP growth of 2.9% posted for the quarter ended December 31, 2017.
The U.S. labor market continued to expand during the first quarter of 2018. According to the U.S. Department of Labor, the U.S. unemployment rate remained consistent for the sixth straight month at 4.1% as of the end of March 2018. Total nonfarm payroll employment posted an average monthly increase of 201,670 jobs during the three months ended March 31, 2018, as compared to an average monthly increase of 147,000 jobs in 2017.
Federal Reserve and Monetary Policy.  In March 2018, in view of realized and expected labor market conditions and inflation, the Federal Reserve raised the target range for the federal funds rate by 25 basis points to 1.50% to 1.75% and indicated its expectations for additional rate hikes in 2018. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation." Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in significant volatility in 2018 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.
Single-Family Homes and Residential Mortgage Market.  The residential real estate market continued to improve during 2017, and initial data from the first quarter of 2018 suggests that trend continued. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2018 showed that, on average, home prices increased 6.8% for the 20-City Composite over February 2017. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 888,670 during the first quarter of 2018, which was 4.7% above the annual rate of 849,000 for the year ended December 31, 2017. Continued improvement in single-family housing fundamentals is generally expected to have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.
Multi-Family Housing.  Apartments and other residential rental properties performed well in 2017 and have continued to perform well during the first quarter of 2018. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 415,000 during the first quarter of 2018 as compared to 345,000 for the year ended December 31, 2017. Moreover, even with the supply expansion in recent years and concerns that such expansion will lead to higher vacancy rates, vacancy sentiment among multi-family industry participants appears to remain stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 41 for the fourth quarter of 2017 which is largely in-line with index scores over the prior two years. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own.
Credit Spreads.  Credit spreads tightened further during the first quarter of 2018 and this had a positive impact on the value of many of our credit sensitive assets while also resulting in a more challenging current return environment for new investment in many of these asset classes. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.
Financing Markets.  During the first quarter of 2018, the bond market experienced moderate volatility with the closing yield of the ten-year U.S. Treasury Note trading between 2.44% and 2.94% during the quarter, closing the quarter at 2.74%. During the first quarter of 2018, the Treasury curve continued to flatten with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 47 basis points, down 4 basis points from December 31, 2017. This spread is important as it is indicative of opportunities for investing in levered assets.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate and Agency ARMs RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac and the Agency IOs we invest in are issued by Fannie Mae, Freddie Mac or Ginnie Mae. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Our Business and Our Company-The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 and under “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – We owned 100% of the first loss PO securities of the Consolidated K-Series. The Consolidated K-Series represent Freddie Mac-sponsored multi-family K-Series securitizations, respectively, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities, certain IO securities and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for its Agency IO strategy, certain of its investments in unconsolidated entities, the Consolidated K-Series and certain acquired residential mortgage loans, including both first and second mortgage loans.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

At March 31, 2018:

	Agency RMBS(1)	Multi- Family (2)	Distressed Residential (3)	Other (4)	Total
Carrying value	$1,161,445	$836,353	$461,305	$150,461	$2,609,564
Liabilities:
Callable (5)	(934,367)	(315,931)	(155,965)	(30,100)	(1,436,363)
Non-callable	—	(29,390)	(40,825)	(112,154)	(182,369)
Convertible	—	—	—	(129,242)	(129,242)
Hedges (Net) (6)	9,915	—	—	—	9,915
Cash (7)	12,284	15,739	436	37,743	66,202
Goodwill	—	—	—	25,222	25,222
Other	2,128	(5,958)	17,610	(25,922)	(12,142)
Net capital allocated	$251,405	$500,813	$282,561	$(83,992)	$950,787
% of capital allocated	26.4%	52.7%	29.7%	(8.8)%	100.0%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of March 31, 2018 follows:

Multi-family loans held in securitization trusts, at fair value	$9,438,309
Multi-family CDOs, at fair value	(8,953,467)
Net carrying value	484,842
Investment securities available for sale, at fair value	139,713
Total CMBS, at fair value	624,555
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	193,023
Real estate under development	21,553
Real estate held for sale in consolidated variable interest entities	29,293
Mortgages and notes payable in consolidated variable interest entities	(32,072)
Financing arrangements, portfolio investments	(315,931)
Securitized debt	(29,390)
Cash and other	9,782
Net Capital in Multi-Family	$500,813

(3)
Includes $322.1 million of distressed residential mortgage loans, $36.4 million of distressed residential mortgage loans, at fair value and $99.2 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $70.9 million, residential second mortgage loans, at fair value of $63.1 million, investments in unconsolidated entities amounting to $12.9 million and mortgage loans held for sale and mortgage loans held for investment totaling $3.4 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures and $67.2 million in residential collateralized debt obligations.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets and restricted cash posted as margin.

(7)
Includes $0.4 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

At December 31, 2017:

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

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of December 31, 2017 follows:

Multi-family loans held in securitization trusts, at fair value	$9,657,421
Multi-family CDOs, at fair value	(9,189,459)
Net carrying value	467,962
Investment securities available for sale, at fair value	141,420
Total CMBS, at fair value	609,382
Preferred equity investments, mezzanine loans and investment in unconsolidated entities	177,440
Real estate under development	22,904
Real estate held for sale in consolidated variable interest entities	64,202
Mortgages and notes payable in consolidated variable interest entities	(57,124)
Financing arrangements, portfolio investments	(309,935)
Securitized debt	(29,164)
Cash and other	(2,505)
Net Capital in Multi-family	$475,200

(3)
Includes $331.5 million of distressed residential mortgage loans, $36.9 million of distressed residential mortgage loans, at fair value and $101.9 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $73.8 million, residential second mortgage loans, at fair value of $50.2 million, investments in unconsolidated entities amounting to $12.6 million and mortgage loans held for sale and mortgage loans held for investment totaling $3.5 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures and $70.3 million in residential collateralized debt obligations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, we reported net income attributable to the Company's common stockholders of $23.7 million as compared to net income attributable to the Company's common stockholders of $16.0 million for the same period in 2017. The main components of the change in net income for the three months ended March 31, 2018 as compared to the same period in 2017 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017	$ Change
Net interest income	$19,752	$13,918	$5,834
Total other income	$20,953	$16,705	$4,248
Total general, administrative and operating expenses	$8,698	$10,204	$(1,506)
Income from operations before income taxes	$32,007	$20,419	$11,588
Income tax (benefit) expense	$(79)	$1,237	$(1,316)
Net income attributable to Company	$29,618	$19,182	$10,436
Preferred stock dividends	$5,925	$3,225	$2,700
Net income attributable to Company's common stockholders	$23,693	$15,957	$7,736
Basic earnings per common share	$0.21	$0.14	$0.07
Diluted earnings per common share	$0.20	$0.14	$0.06

Net Interest Income

The increase in net interest income of approximately $5.8 million for the three months ended March 31, 2018 as compared to the corresponding period in 2017 was primarily driven by:

•
An increase in net interest income of approximately $2.9 million in our multi-family portfolio primarily due to an increase in average interest earning assets to $612.4 million for the three months ended March 31, 2018 as compared to $457.9 million for the three months ended March 31, 2017. The increase in average interest earning assets is attributable to new multi-family preferred equity investments and CMBS purchased since March 31, 2017.

•
An increase in net interest income of approximately $2.3 million in our Agency RMBS portfolio primarily due to an increase in average interest earning assets to $1.2 billion for the three months ended March 31, 2018 as compared to $529.5 million for the three months ended March 31, 2017.

Other Income

The increase in other income of approximately $4.2 million for the three months ended March 31, 2018 as compared to the corresponding period in 2017 was primarily driven by:

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $6.2 million for the three months ended March 31, 2018 as compared to the corresponding period in 2017, primarily due to the increase in multi-family CMBS owned by us as compared to the previous period and tightening of credit spreads.

•
An increase in net unrealized gains on investment securities and related hedges of $10.1 million for the three months ended March 31, 2018 as compared to the prior period primarily due to unrealized gains on interest rate swaps accounted for as trading instruments.

•
An increase in income from operating real estate and real estate held for sale in consolidated variable interest entities of $2.1 million related to the consolidation of Riverchase Landing and The Clusters, which required consolidation of the entities' income and expenses in our condensed consolidated financial statements in accordance with GAAP. This income is offset by $1.6 million in expenses related to operating real estate and real estate held for sale in consolidated variable interest entities included in general, administrative and operating expenses.

•
A decrease in realized gains on distressed residential mortgage loans of $12.7 million as a result of limited loan sale activity in the three months ended March 31, 2018 as compared to the corresponding period in 2017.

•	An increase in net realized loss on investment securities and related hedges of $2.2 million primarily related to the continuation of our exit from the Agency IO strategy.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended March 31,
General, Administrative and Operating Expenses	2018	2017	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$2,556	$2,835	$(279)
Professional fees	1,138	799	339
Base management and incentive fees	833	3,078	(2,245)
Other	962	1,253	(291)
Operating Expenses
Expenses related to distressed residential mortgage loans	1,603	2,239	(636)
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	1,606	—	1,606
Total	$8,698	$10,204	$(1,506)

For the three months ended March 31, 2018 as compared to the corresponding period in 2017, general, administrative and operating expenses decreased by $1.5 million. The decrease was primarily driven by a $2.2 million reduction in base management and incentive fees due to a decrease in sales activity related to our distressed residential mortgage loans and termination of our management agreement governing the management of our Agency IOs.

Beginning in the second quarter of 2017, the Company recognized expenses related to operating real estate and real estate held for sale in consolidated variable interest entities due to the consolidation of Riverchase Landing and The Clusters in our condensed consolidated financial statements in accordance with GAAP. In the three months ended March 31, 2018, these expenses totaled $1.6 million. These expenses are offset by $2.1 million of income from operating real estate and real estate held for sale in consolidated variable interest entities included in other income.

Quarterly Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential mortgage loans (including distressed residential mortgage loans held in securitization trusts), loans held for investment, second mortgages, preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans, and loans held for sale (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency RMBS investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income in our statement of operations, and therefore, not reflected in the data set forth below.

The following tables set forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment type) for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

Three Months Ended March 31, 2018

	Agency RMBS(1)	Multi- Family (2) (3)	Distressed Residential	Other	Total
Interest Income	$7,971	$17,493	$7,311	$1,638	$34,413
Interest Expense	(4,407)	(3,890)	(2,291)	(4,073)	(14,661)
Net Interest Income	$3,564	$13,603	$5,020	$(2,435)	$19,752

Average Interest Earning Assets (3) (4)	$1,208,900	$612,357	$467,898	$136,135	$2,425,290
Weighted Average Yield on Interest Earning Assets (5)	2.64%	11.43%	6.25%	4.81%	5.68%
Average Cost of Funds (6)	(1.82)%	(4.51)%	(4.45)%	(3.25)%	(2.82)%
Portfolio Net Interest Margin (7)	0.82%	6.92%	1.80%	1.56%	2.86%

Three Months Ended March 31, 2017

	Agency RMBS(1)	Multi- Family (2) (3)	Distressed Residential	Other	Total
Interest Income	$2,614	$12,953	$7,764	$1,122	$24,453
Interest Expense	(1,345)	(2,211)	(3,830)	(3,149)	(10,535)
Net Interest Income	$1,269	$10,742	$3,934	$(2,027)	$13,918

Average Interest Earning Assets (3) (4)	$529,485	$457,943	$661,738	$120,372	$1,769,538
Weighted Average Yield on Interest Earning Assets (5)	1.97%	11.31%	4.69%	3.73%	5.53%
Average Cost of Funds (6)	(1.23)%	(4.55)%	(3.71)%	(2.81)%	(2.83)%
Portfolio Net Interest Margin (7)	0.74%	6.76%	0.98%	0.92%	2.70%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income in multi-family investments to our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income, multi-family loans held in securitization trusts	$85,092	$61,304
Interest income, investment securities, available for sale (a)	2,434	2,510
Interest income, preferred equity investments and mezzanine loans (a)	4,445	3,071
Interest expense, multi-family collateralized debt obligation	(74,478)	(53,932)
Interest income, Multi-Family, net	17,493	12,953
Interest expense, investment securities, available for sale	(3,171)	(1,513)
Interest expense, securitized debt	(719)	(698)
Net interest income, Multi-Family	$13,603	$10,742

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

(3)	Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. In the three months ended March 31, 2018, our subordinated debentures and convertible notes generated interest expense of approximately $0.6 million and $2.6 million, respectively. In the three months ended March 31, 2017, our subordinated debentures and convertible notes generated interest expense of approximately $0.5 million and $2.0 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps and amortization of premium on our swaptions.

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

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency Fixed-Rate RMBS	Agency ARMs	Agency IOs	Residential Securitizations
March 31, 2018	5.4%	10.2%	10.2%	10.8%
December 31, 2017	6.3%	12.9%	17.8%	22.1%
September 30, 2017	12.8%	9.4%	17.4%	18.2%
June 30, 2017	9.6%	16.5%	17.5%	16.8%
March 31, 2017	10.6%	8.3%	15.9%	5.1%
December 31, 2016	12.3%	21.7%	19.4%	11.1%
September 30, 2016	10.0%	20.7%	18.2%	15.9%
June 30, 2016	10.2%	17.6%	15.6%	17.8%
March 31, 2016	7.9%	13.5%	14.7%	14.8%

When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Financial Condition

As of March 31, 2018, we had approximately $11.8 billion of total assets, as compared to approximately $12.1 billion of total assets as of December 31, 2017. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of March 31, 2018 and December 31, 2017, the Consolidated K-Series assets amounted to approximately $9.5 billion and $9.7 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

Investment Securities Available for Sale. At March 31, 2018, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, Agency IOs, CMBS, and non-Agency RMBS, which are classified as investment securities available for sale. At March 31, 2018, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in our investment securities available for sale as of March 31, 2018 as compared to December 31, 2017 is primarily related to sales of Agency IOs, principal payments and unrealized losses partially offset by purchases of Agency fixed-rate RMBS.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	March 31, 2018		December 31, 2017
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$15,879	$16,516	$16,290	$16,899
2012	69,150	70,059	72,498	74,173
Total ARMs	85,029	86,575	88,788	91,072
Fixed Rate
Prior to 2012	467	470	597	609
2012	242,918	243,540	257,978	262,792
2015	2,762	2,802	2,786	2,886
2017	785,107	789,070	757,387	780,998
2018	20,478	20,603	—	—
Total Fixed Rate	1,051,732	1,056,485	1,018,748	1,047,285
IO
Prior to 2013	99,848	13,900	152,994	21,405
2013	—	—	27,484	4,361
2014	18,511	1,726	19,371	1,944
2015	5,419	954	5,636	956
2016	14,545	1,805	31,480	2,513
Total IOs	138,323	18,385	236,965	31,179

Total Agency RMBS	1,275,084	1,161,445	1,344,501	1,169,536

Non-Agency RMBS
2006	198	191	211	192
2016	14,656	14,758	16,978	17,118
2017	84,054	84,263	84,054	84,815
Total Non-Agency RMBS	98,908	99,212	101,243	102,125

CMBS
Prior to 2013 (1)	818,082	48,857	821,746	47,922
2016	34,005	36,055	36,108	38,270
2017	55,220	54,801	55,977	55,228
Total CMBS	907,307	139,713	913,831	141,420

Total	$2,281,299	$1,400,370	$2,359,575	$1,413,081

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at March 31, 2018 and December 31, 2017, respectively.

Residential Mortgage Loans.

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At March 31, 2018, residential mortgage loans held in securitization trusts totaled approximately $70.9 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.6 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 80.9% of which are ARM loans that are interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At March 31, 2018, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2018	231	$74,472	$70,864
December 31, 2017	240	$77,519	$73,820

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	March 31, 2018			December 31, 2017
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$428	$2,850	$48	$423	$2,850	$48
Current Coupon Rate	3.91%	5.63%	2.75%	3.79%	5.63%	2.38%
Gross Margin	2.37%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.32%	13.25%	9.38%	11.32%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	206	213	172	209	216	175
Average Months to Reset	6	11	1	5	11	1
Original FICO Score	726	818	603	725	818	603
Original LTV	69.97%	95.00%	16.28%	70.17%	95.00%	16.28%

The following tables detail the activity for the residential mortgage loans held in securitization trusts, net for the three months ended March 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2018	$77,519	$492	$(4,191)	$73,820
Principal repayments	(3,047)	—	—	(3,047)
Recovery of loan loss	—	—	110	110
Transfer to real estate owned	—	—	—	—
Charge-Offs	—	—	—	—
Amortization of premium	—	(19)	—	(19)
Balance, March 31, 2018	$74,472	$473	$(4,081)	$70,864

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2017	$98,303	$623	$(3,782)	$95,144
Principal repayments	(3,394)	—	—	(3,394)
Provision for loan loss	—	—	(15)	(15)
Transfer to real estate owned	—	—	—	—
Charge-Offs	—	—	—	—
Amortization of premium	—	(24)	—	(24)
Balance, March 31, 2017	$94,909	$599	$(3,797)	$91,711

Residential Mortgage Loans, at Fair Value

Residential mortgage loans, at fair value, include both first lien distressed residential loans and second mortgages that are presented at fair value on the Company's condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in net gain (loss) on residential mortgage loans at fair value on the Company’s condensed consolidated statements of operations.
The following table details our residential mortgage loans, at fair value at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Distressed Residential Loans			Residential Second Mortgages
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
March 31, 2018	199	$42,408	$36,423	994	$61,986	$63,057
December 31, 2017	201	$42,789	$36,914	766	$49,316	$50,239

Characteristics of Our Residential Second Mortgages, at Fair Value:

Combined Loan to Value at Purchase	March 31, 2018	December 31, 2017
50.00% or less	2.9%	2.4%
50.01% - 60.00%	3.8%	4.1%
60.01% - 70.00%	8.1%	8.0%
70.01% - 80.00%	23.3%	21.5%
80.01% - 90.00%	59.9%	62.1%
90.01% - 100.00%	2.0%	1.9%
Total	100.0%	100.0%

FICO Scores at Purchase	March 31, 2018	December 31, 2017
651 to 700	13.7%	10.6%
701 to 750	57.0%	58.4%
751 to 800	26.9%	28.6%
801 and over	2.4%	2.4%
Total	100.0%	100.0%

Current Coupon	March 31, 2018	December 31, 2017
3.00% or less	—	—
3.01% - 4.00%	—	—
4.01% - 5.00%	—	—
5.01% – 6.00%	0.7%	0.7%
6.01% and over	99.3%	99.3%
Total	100.0%	100.0%

Delinquency Status	March 31, 2018	December 31, 2017
Current	98.7%	99.5%
31 – 60 days	1.1%	0.3%
61 – 90 days	—	0.1%
90+ days	0.2%	0.1%
Total	100.0%	100.0%

Origination Year	March 31, 2018	December 31, 2017
2015	0.9%	1.1%
2016	19.6%	26.3%
2017	54.7%	72.6%
2018	24.8%	—
Total	100.0%	100.0%

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

The following table details our portfolio of distressed residential mortgage loans at carrying value, including those distressed residential mortgage loans held in securitization trusts, at March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2018	3,658	$346,001	$322,072
December 31, 2017	3,729	$355,998	$331,464

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $119.2 million and $121.8 million at March 31, 2018 and December 31, 2017, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $84.2 million and $81.9 million at March 31, 2018 and December 31, 2017, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $178.1 million and $182.6 million at March 31, 2018 and December 31, 2017, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of our Acquired Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts and Distressed Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase	March 31, 2018	December 31, 2017
50.00% or less	4.6%	4.7%
50.01% - 60.00%	5.1%	5.1%
60.01% - 70.00%	7.9%	7.8%
70.01% - 80.00%	12.3%	12.4%
80.01% - 90.00%	14.0%	14.1%
90.01% - 100.00%	15.6%	15.7%
100.01% and over	40.5%	40.2%
Total	100.0%	100.0%

FICO Scores at Purchase	March 31, 2018	December 31, 2017
550 or less	19.7%	19.9%
551 to 600	29.2%	29.2%
601 to 650	27.8%	27.8%
651 to 700	13.6%	13.4%
701 to 750	6.1%	6.2%
751 to 800	3.1%	3.0%
801 and over	0.5%	0.5%
Total	100.0%	100.0%

Current Coupon	March 31, 2018	December 31, 2017
3.00% or less	9.9%	9.7%
3.01% - 4.00%	14.0%	13.9%
4.01% - 5.00%	23.5%	23.0%
5.01% – 6.00%	11.9%	11.9%
6.01% and over	40.7%	41.5%
Total	100.0%	100.0%

Delinquency Status	March 31, 2018	December 31, 2017
Current	71.1%	65.2%
31 – 60 days	10.7%	11.5%
61 – 90 days	3.0%	5.1%
90+ days	15.2%	18.2%
Total	100.0%	100.0%

Origination Year	March 31, 2018	December 31, 2017
2005 or earlier	25.7%	26.0%
2006	16.6%	16.5%
2007	30.8%	30.6%
2008 or later	26.9%	26.9%
Total	100.0%	100.0%

Consolidated K-Series. As of March 31, 2018 and December 31, 2017, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in seven Freddie Mac-sponsored multi-family K-Series securitizations as of March 31, 2018 and December 31, 2017, of which we, or one of our SPEs, own the first loss securities and, in certain cases, IOs and/or mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the Consolidated K-Series were comprised of $9.4 billion and $9.7 billion, respectively, in multi-family loans held in securitization trusts and $9.0 billion and $9.2 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 3.94% and 3.92%, respectively. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017 included interest income of $85.1 million and $61.3 million, respectively, and interest expense of $74.5 million and $53.9 million, respectively. Also, we recognized a $7.5 million and a $1.4 million unrealized gain in the condensed consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss and mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss PO, and, in certain cases, IOs and/or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $484.8 million and $468.0 million as of March 31, 2018 and December 31, 2017, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of March 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands, except as noted):

	March 31, 2018	December 31, 2017
Current balance of loans	$11,434,684	$11,479,393
Number of loans	662	662
Weighted average original LTV	69.5%	69.5%
Weighted average underwritten debt service coverage ratio	1.44x	1.44x
Current average loan size	$17,273	$17,340
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	61	64
Weighted average loan rate	4.32%	4.32%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	14.7%	14.7%
Texas	12.7%	12.7%
New York	6.5%	6.5%
Maryland	5.5%	5.5%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of March 31, 2018 and December 31, 2017, we had approximately $51.9 million and $51.1 million of investments in unconsolidated entities, respectively.

On March 31, 2017, the Company reconsidered its evaluation of its variable interest in 200 RHC Hoover, LLC ("Riverchase Landing"), a multi-family apartment community in which the Company held a preferred equity investment, and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its condensed consolidated financial statements and decreased its investment in unconsolidated entities by approximately $9.0 million. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. See Note 10 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing.

Preferred Equity and Mezzanine Loan Investments.  The Company had preferred equity and mezzanine loan investments in the amount of $154.0 million and $138.9 million as of March 31, 2018 and December 31, 2017, respectively.
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
As of March 31, 2018, all preferred equity and mezzanine loan investments were paying in accordance with their contractual terms. During the three months ended March 31, 2018, there were no impairments with respect to our preferred equity and mezzanine loan investments.
The following tables summarize our preferred equity and mezzanine loan investments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	21	$147,411	$148,978	11.89%	6.7
Mezzanine loans	3	6,595	6,626	12.92%	6.6
Total	24	$154,006	$155,604	11.93%	6.7

	December 31, 2017
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	20	$132,009	$133,618	12.02%	6.6
Mezzanine loans	3	6,911	6,942	12.95%	6.8
Total	23	$138,920	$140,560	12.07%	6.6

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loan Investments Characteristics

Combined Loan to Value at Investment	March 31, 2018	December 31, 2017
70.01% - 80.00%	4.9%	5.4%
80.01% - 90.00%	95.1%	94.6%
Total	100.0%	100.0%

Real Estate Held for Sale in Consolidated VIEs. On March 31, 2017, the Company re-evaluated its variable interests in Riverchase Landing and The Clusters and, as a result of the reconsideration, consolidated Riverchase Landing and The Clusters into its condensed consolidated financial statements.

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale. Accordingly, the Company classified the real estate assets held by Riverchase Landing in the amount of $34.9 million as held for sale as of December 31, 2017 in the accompanying condensed consolidated balance sheets. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company deconsolidated Riverchase Landing as of the date of the sale.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale, with anticipation of completing a sale to a third party buyer in 2018. As a result, the Company classified the real estate assets held by The Clusters in the amount of $29.3 million as real estate held for sale in consolidated variable interest entities as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.51%. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%. Our repurchase agreements have a weighted average days to maturity of 55 days.

At March 31, 2018 and December 31, 2017, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 6.2% and 5.0%, respectively. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of March 31, 2018 and December 31, 2017, the outstanding balance under our repurchase agreements was funded at an advance rate of 90.0% that implies an average haircut of 10.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 24%, respectively, at March 31, 2018.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2018, 2017 and 2016 for our repurchase agreement borrowings (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2018	$1,287,939	$1,287,314	$1,297,949

December 31, 2017	$1,224,771	$1,276,918	$1,276,918
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund distressed residential mortgage loans, expiring on June 8, 2019. The outstanding balance on this master repurchase agreement as of March 31, 2018 and December 31, 2017 amounts to approximately $119.3 million and $123.6 million, respectively, bearing interest at one-month LIBOR plus 2.50% (4.37% and 4.05% at March 31, 2018 and December 31, 2017, respectively). Distressed residential mortgage loans with a carrying value of approximately $178.1 million at March 31, 2018 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the purchase of residential mortgage loans, particularly second mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the committed principal amount to $25.0 million and extends the maturity date to November 24, 2018. The outstanding balance on this master repurchase agreement as of March 31, 2018 and December 31, 2017 amounts to approximately $30.2 million and $26.1 million, respectively, with the amount in excess of $25.0 million being uncommitted, bearing interest at one-month LIBOR plus 3.50% (5.12% and 5.05% at March 31, 2018 and December 31, 2017, respectively). Second mortgages with a carrying value of approximately $51.2 million at March 31, 2018 are pledged as collateral for the borrowings under this master repurchase agreement.

Residential Collateralized Debt Obligations. As of March 31, 2018 and December 31, 2017, we had Residential CDOs of $67.2 million and $70.3 million, respectively. As of March 31, 2018 and December 31, 2017, the weighted average interest rate of these Residential CDOs was 2.48% and 2.16%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $74.5 million and $77.5 million at March 31, 2018 and December 31, 2017, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, had a net investment in the residential securitization trusts of $4.6 million and $4.4 million at March 31, 2018 and December 31, 2017, respectively.

Securitized Debt. As of March 31, 2018 and December 31, 2017, we had approximately $70.2 million and $81.5 million of securitized debt, respectively. As of March 31, 2018 and December 31, 2017, the weighted average interest rate for our securitized debt was 4.57% and 4.48%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 10 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of March 31, 2018 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts and commissions and estimated offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of March 31, 2018, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.91%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company held preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements. Both of Riverchase Landing's and The Clusters' real estate investments were subject to a mortgage payable as of December 31, 2017. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company deconsolidated Riverchase Landing as of the date of the sale. The Clusters' real estate investment remains subject to a mortgage payable and the Company has no obligation for this liability as of March 31, 2018. See Note 10 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates KRVI into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $4.5 million that has an unused commitment of $3.9 million as of March 31, 2018. See Note 10 to our condensed consolidated financial statements included in this report for more information on KRVI.

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
We also use interest rate swaps (separately from interest rate swaps used in connection with our Agency IO investments) to hedge variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Historically, we have accounted for these interest rate swaps under the hedged accounting methodology, changes in value are reflected in comprehensive earnings and not through the statement of operations. As of the fourth quarter of 2017, the Company will not elect hedge accounting treatment and all changes in valuations will be reflected in the statement of operations.
At March 31, 2018 and December 31, 2017, the Company had no outstanding swaps that qualify as cash flow hedges for financial reporting purposes. See Note 12 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at March 31, 2018 was $949.0 million and included $18.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at March 31, 2018 consisted of $38.5 million in unrealized losses related to our Agency RMBS, partially offset by $18.4 million in net unrealized gains related to our CMBS and $1.2 million in net unrealized gains related to non-Agency RMBS. The Company's stockholders’ equity at December 31, 2017 was $971.9 million and included $5.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2017 consisted of $18.2 million in net unrealized gains related to our CMBS and $1.8 million in net unrealized gains related to our non-Agency RMBS, partially offset by $14.5 million in unrealized losses related to our Agency RMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2018 (amounts in thousands, except per share):

	Three Months Ended March 31, 2018
	Amount	Shares	Per Share (1)
Beginning Balance	$671,865	111,910	$6.00
Common stock issuance, net (2)	389	207
Balance after share issuance activity	672,254	112,117	6.00
Dividends declared	(22,423)		(0.20)
Net change in accumulated other comprehensive income:
Investment securities	(24,478)		(0.22)
Net income attributable to Company's common stockholders	23,693		0.21
Ending Balance	$649,046	112,117	$5.79

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of March 31, 2018 of 112,116,506.

(2)	Includes amortization of stock based compensation.

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

During the three months ended March 31, 2018, net cash decreased primarily as a result $92.6 million used in financing activities, partially offset by $36.3 million provided by investing activities and $7.1 million provided by operating activities. Our financing activities primarily included $34.4 million in payments made on multi-family CDOs, $28.4 million in aggregate dividends paid on common stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, $11.8 million in payments made on securitized debt, $3.2 million in payments made on Residential CDOs and $25.6 million in payments made on mortgages and notes payable in Consolidated VIEs, partially offset by net proceeds from financing arrangements of $10.2 million and $0.5 million in advances on mortgages and notes payable in Consolidated VIEs.

Our investing activities primarily included $35.4 million in principal paydowns on investment securities available for sale, $34.4 million in principal repayments received on multi-family loans held in securitization trusts, $10.1 million in proceeds from sales of investment securities, $33.2 million in net proceeds from sales of real estate in Consolidated VIEs, $9.3 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, $3.9 million in principal repayments received on preferred equity and mezzanine loan investments, $3.0 million in principal repayments received on residential mortgage loans held in securitization trusts, $0.9 million in proceeds from sale of real estate owned and $0.6 million of return of capital from unconsolidated entities, partially offset by $60.3 million of purchases of investment securities, $18.2 million in the funding of preferred equity, equity and mezzanine loan investments and $16.0 million of purchases of residential mortgage loans and distressed residential mortgage loans.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of common stock and preferred equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At March 31, 2018, we had cash and cash equivalents balances of $65.5 million, which decreased from $95.2 million at December 31, 2017. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements to finance the more liquid assets in our investment portfolio, such as Agency RMBS. In recent years, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including new capital requirement regulations. However, as certain lenders have exited the space, other financing counterparties that had not participated in the repo lending market historically have begun to step in to replace a number of the lenders that have elected to exit.

As of March 31, 2018, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with ten different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2018, we had an aggregate amount at risk under our repurchase agreements of approximately $183.6 million, with no more than approximately $59.1 million at risk with any single counterparty. At March 31, 2018 and December 31, 2017, the Company had short-term repurchase agreement borrowings of $1.3 billion.

As of March 31, 2018, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities we believe may be posted as margin. We had $65.5 million in cash and cash equivalents and $300.5 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of March 31, 2018 included $174.9 million of Agency RMBS, $75.6 million of CMBS and $50.0 million of non-Agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 28.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At March 31, 2018, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch. The outstanding balances under the first master repurchase agreement with a maximum committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million amounted to approximately $119.3 million and $123.6 million at March 31, 2018 and December 31, 2017, respectively. This agreement is collateralized by distressed residential mortgage loans with a carrying value of $178.1 million at March 31, 2018 and expires on June 8, 2019. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity. The outstanding balances under the second master repurchase agreement with a maximum aggregate committed principal amount of $25.0 million and a maximum uncommitted principal amount of $25.0 million amounted to approximately $30.2 million and $26.1 million at March 31, 2018 and December 31, 2017, respectively. This agreement is collateralized by second mortgages with a carrying value of $51.2 million at March 31, 2018, and expires on November 24, 2018.

At March 31, 2018, we also had other longer-term debt, including Residential CDOs outstanding of $67.2 million, multi-family CDOs outstanding of $9.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $70.2 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of March 31, 2018 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 10 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

As of March 31, 2018, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.8 to 1. Our overall leverage ratio does not include the mortgage debt of The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs, for which we have no obligation. As of March 31, 2018, our leverage ratio on our short term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.5 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

On August 10, 2017, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as sales agent, pursuant to which we may offer and sell shares of our common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $100.0 million, from time to time through Credit Suisse. The Company has no obligation to sell any of the shares of common stock issued under the Equity Distribution Agreement and may at any time suspend solicitations and offers under the Equity Distribution Agreement.

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

There were no shares of common stock issued under the Equity Distribution Agreement during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company issued 87,737 shares of its common stock under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million after deducting the placement fees. As of March 31, 2018, approximately $99.6 million of common stock remains available for issuance under the Equity Distribution Agreement.

Management Agreements

We have an investment management agreement with Headlands, pursuant to which we pay Headlands a base management and incentive fee, if earned, quarterly in arrears.

Dividends

For information regarding the declaration and payment of dividends on our common and preferred stock for the periods covered by this report, please see Note 19 to our condensed consolidated financial statements included in this report.

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

We seek to manage risks that we believe will impact our business including interest rates, liquidity, prepayments, credit quality and market value. When managing these risks we consider the impact on our assets, liabilities and derivative positions. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience. We seek to actively manage that risk, to generate risk-adjusted total returns that we believe compensate us appropriately for those risks and to maintain capital levels consistent with the risks we take.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of March 31, 2018 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(21,487)
+100	$(10,427)
-100	$8,141

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

With respect to the $322.1 million of distressed residential mortgage loans and $36.4 million of distressed residential mortgage loans, at fair value owned by the Company at March 31, 2018, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.

As of March 31, 2018, we own $479.3 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 42.5% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of March 31, 2018, we own approximately $209.4 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised its rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment. Additionally, the Company believes it has an asset management team with the experience and expertise necessary to efficiently manage The Clusters while working toward a successful resolution for this investment.

We are exposed to credit risk in our investments in non-Agency RMBS backed by re-performing or non-performing loans totaling $99.2 million as of March 31, 2018. The non-Agency RMBS in our investment portfolio were purchased primarily in offerings of new issues of such securities at prices at or around par and represent either the senior or junior securities in the securitizations of the loan portfolios collateralizing such securities. The senior securities are structured with significant credit enhancement (typically approximately 50%, subject to market and credit conditions) to mitigate our exposure to credit risk on these securities, while the junior securities typically have 30% credit enhancement. Both junior and senior securities are subordinated by an equity security that typically receives no cash flow (interest or principal) until the senior and junior securities are paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior and junior securities increase by 300 to 400 basis points if the securities that we hold have not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior and junior securities and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that non-Agency RMBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss principal only CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2018 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of March 31, 2018, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(102,647)	2.5
+100	$(44,943)	2.2
Base		1.3
-100	$13,118	0.3

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 5. Other Information

On May 8, 2018, the Company announced that the Company's Chief Financial Officer, Kristine R. Nario, will return to the roles of principal financial officer and principal accounting officer of the Company, effective immediately following the filing of this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer, Steven R. Mumma, served in a temporary capacity as the acting principal financial officer and principal accounting officer of the Company during Ms. Nario’s previously announced temporary leave. See the information regarding Ms. Nario set forth under the captions "Executive Officers" and "Executive Compensation" in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 20, 2018 which is incorporated by reference herein.

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

10.1
New York Mortgage Trust, Inc.'s 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.2
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.3
Third Amended and Restated Employment Agreement, dated as of April 19, 2018, between New York Mortgage Trust, Inc. and Steven R. Mumma (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2018).

12.1	Statement re: Computation of Ratios.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Label Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 8, 2018	By:	/s/ Steven R. Mumma
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

10.1
New York Mortgage Trust, Inc.'s 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.2
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.3
Third Amended and Restated Employment Agreement, dated as of April 19, 2018, between New York Mortgage Trust, Inc. and Steven R. Mumma (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2018).

12.1	Statement re: Computation of Ratios.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Label Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.