Form 10-Q
period 2018-09-30
NEW YORK MORTGAGE TRUST INC
filed 2018-11-06
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 6, 2018 was 141,214,528.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including pledged securities of $899,065 and $1,076,187, as of September 30, 2018 and December 31, 2017, respectively, and $51,751 and $47,922 held in securitization trusts as of September 30, 2018 and December 31, 2017, respectively)	$1,287,188	$1,413,081
Residential mortgage loans held in securitization trusts, net	60,459	73,820
Residential mortgage loans, at fair value	181,910	87,153
Distressed residential mortgage loans, net (including $96,493 and $121,791 held in securitization trusts as of September 30, 2018 and December 31, 2017, respectively)	260,837	331,464
Multi-family loans held in securitization trusts, at fair value	10,070,834	9,657,421
Derivative assets	8,760	10,101
Cash and cash equivalents	57,471	95,191
Investment in unconsolidated entities	43,736	51,143
Preferred equity and mezzanine loan investments	198,277	138,920
Real estate held for sale in consolidated variable interest entities	29,558	64,202
Goodwill	25,222	25,222
Receivables and other assets	102,659	108,567
Total Assets (1)	$12,326,911	$12,056,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$1,130,659	$1,276,918
Financing arrangements, residential mortgage loans	177,226	149,063
Residential collateralized debt obligations	56,504	70,308
Multi-family collateralized debt obligations, at fair value	9,504,313	9,189,459
Securitized debt	53,597	81,537
Mortgages and notes payable in consolidated variable interest entities	32,486	57,124
Accrued expenses and other liabilities	88,186	82,126
Subordinated debentures	45,000	45,000
Convertible notes	130,251	128,749
Total liabilities (1)	11,218,222	11,080,284
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	72,397	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 5,750,000 shares authorized and 5,400,000 shares issued and outstanding	130,496	130,496
Common stock, $0.01 par value, 400,000,000 shares authorized, 141,214,528 and 111,909,909 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,412	1,119
Additional paid-in capital	927,585	751,155
Accumulated other comprehensive (loss) income	(35,323)	5,553
Accumulated deficit	(75,736)	(75,717)
Company's stockholders' equity	1,107,693	971,865
Non-controlling interest in consolidated variable interest entities	996	4,136
Total equity	1,108,689	976,001
Total Liabilities and Stockholders' Equity	$12,326,911	$12,056,285

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2018 and December 31, 2017, assets of consolidated VIEs totaled $10,381,126 and $10,041,468, respectively, and the liabilities of consolidated VIEs totaled $9,680,332 and $9,436,421, respectively. See Note 10 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME:
Investment securities and other	$17,021	$9,716	$50,269	$29,716
Multi-family loans held in securitization trusts	86,458	76,186	257,179	213,242
Residential mortgage loans	2,844	1,556	7,415	4,163
Distressed residential mortgage loans	3,926	3,924	12,000	16,627
Total interest income	110,249	91,382	326,863	263,748

INTEREST EXPENSE:
Investment securities and other	10,548	5,759	30,673	17,132
Convertible notes	2,669	2,630	7,971	7,220
Multi-family collateralized debt obligations	75,145	67,030	224,310	187,835
Residential collateralized debt obligations	462	403	1,348	978
Securitized debt	1,110	1,651	3,684	5,937
Subordinated debentures	712	589	2,023	1,699
Total interest expense	90,646	78,062	270,009	220,801

NET INTEREST INCOME	19,603	13,320	56,854	42,947

OTHER INCOME (LOSS):
Recovery of loan losses	840	563	1,235	452
Realized gain (loss) on investment securities and related hedges, net	299	4,059	(11,778)	3,951
Realized gain on distressed residential mortgage loans at carrying value, net	1,806	6,689	3,054	21,024
Net gain on residential mortgage loans at fair value	643	717	573	717
Unrealized gain on investment securities and related hedges, net	2,275	1,192	26,574	1,687
Unrealized gain on multi-family loans and debt held in securitization trusts, net	12,303	2,353	31,867	5,184
Income from operating real estate and real estate held for sale in consolidated variable interest entities	1,380	2,429	4,759	4,746
Other income	4,757	6,916	8,981	12,037
Total other income	24,303	24,918	65,265	49,798

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	6,196	4,242	16,129	14,196
Base management and incentive fees	844	1,386	2,486	4,355
Expenses related to distressed residential mortgage loans	2,117	2,225	5,531	6,682
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	755	3,143	3,234	7,558
Total general, administrative and operating expenses	9,912	10,996	27,380	32,791

INCOME FROM OPERATIONS BEFORE INCOME TAXES	33,994	27,242	94,739	59,954
Income tax (benefit) expense	(454)	507	(547)	2,187

NET INCOME	34,448	26,735	95,286	57,767
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(475)	1,110	(2,001)	3,597
NET INCOME ATTRIBUTABLE TO COMPANY	33,973	27,845	93,285	61,364
Preferred stock dividends	(5,925)	(3,225)	(17,775)	(9,675)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$28,048	$24,620	$75,510	$51,689

Basic earnings per common share	$0.21	$0.22	$0.63	$0.46
Diluted earnings per common share	$0.20	$0.21	$0.60	$0.45
Weighted average shares outstanding-basic	132,413	111,886	119,955	111,824
Weighted average shares outstanding-diluted	152,727	131,580	140,044	129,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$28,048	$24,620	$75,510	$51,689
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(9,874)	4,560	(40,876)	11,946
Reclassification adjustment for net gain included in net income	—	(3,538)	—	(4,298)
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	(176)	—	(84)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(9,874)	846	(40,876)	7,564
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$18,174	$25,466	$34,634	$59,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	93,285	—	93,285	2,001	95,286
Common stock issuance, net	293	—	176,430	—	—	176,723	—	176,723
Dividends declared on common stock	—	—	—	(75,529)	—	(75,529)	—	(75,529)
Dividends declared on preferred stock	—	—	—	(17,775)	—	(17,775)	—	(17,775)
Decrease in fair value of available for sale securities	—	—	—	—	(40,876)	(40,876)	—	(40,876)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(5,141)	(5,141)
Balance, September 30, 2018	$1,412	$289,755	$927,585	$(75,736)	$(35,323)	$1,107,693	$996	$1,108,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$95,286	$57,767
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization	(19,109)	2,248
Realized loss (gain) on investment securities and related hedges, net	11,778	(3,951)
Net gain on distressed residential mortgage and residential mortgage loans	(3,627)	(21,741)
Unrealized gain on investment securities and related hedges, net	(26,574)	(1,687)
Gain on sale of real estate held for sale in consolidated variable interest entities	(2,328)	—
Impairment of real estate under development in consolidated variable interest entities	2,091	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(31,867)	(5,184)
Net decrease in loans held for sale	1,492	24
Recovery of loan losses	(1,235)	(452)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(24,020)	(21,507)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	15,957	17,348
Amortization of stock based compensation, net	1,906	1,268
Changes in operating assets and liabilities:
Receivables and other assets	(995)	(7,823)
Accrued expenses and other liabilities	326	9,875
Net cash provided by operating activities	19,081	26,185

Cash Flows from Investing Activities:
Cash received from initial consolidation of variable interest entities	—	112
Net proceeds from sale of real estate in consolidated variable interest entities	33,192	—
Proceeds from sales of investment securities	26,899	100,937
Purchases of investment securities	(140,241)	(129,923)
Purchases of other assets	(131)	(23)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(311)	(191)
Funding of preferred equity, equity and mezzanine loan investments	(65,668)	(45,101)
Principal repayments received on preferred equity and mezzanine loan investments	9,543	18,947
Return of capital from unconsolidated entity investments	11,871	23,395
Net proceeds from other derivative instruments settled during the period	17,719	3,950
Principal repayments received on residential mortgage loans held in securitization trusts	13,367	14,190
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	93,153	179,108
Principal repayments received on multi-family loans held in securitization trusts	101,953	104,962
Principal paydowns on investment securities - available for sale	193,070	170,133
Proceeds from sale of real estate owned	3,183	5,656
Purchases of residential mortgage loans and distressed residential mortgage loans	(118,679)	(81,472)
Purchases of investments held in multi-family securitization trusts	(37,686)	(65,453)
Net cash provided by investing activities	141,234	299,227

Cash Flows from Financing Activities:
Net payments made on financing arrangements	(118,596)	(197,590)
Proceeds from issuance of convertible notes	—	126,995
Common stock issuance, net	174,995	574
Dividends paid on common stock	(69,668)	(71,501)
Dividends paid on preferred stock	(17,835)	(9,675)
Payments made on mortgages and notes payable in consolidated variable interest entities	(25,781)	(266)
Proceeds from mortgages and notes payable in consolidated variable interest entities	1,130	4,425
Payments made on residential collateralized debt obligations	(13,859)	(14,856)
Payments made on multi-family collateralized debt obligations	(101,958)	(104,958)
Payments made on securitized debt	(29,170)	(62,098)
Net cash used in financing activities	(200,742)	(328,950)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(40,427)	(3,538)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	106,195	139,530
Cash, Cash Equivalents and Restricted Cash - End of Period	$65,768	$135,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$308,346	$245,891
Cash paid for income taxes	$1,711	$2,153
Non-Cash Investment Activities:
Sales of investment securities not yet settled	$—	$1,261
Purchase of investment securities not yet settled	$—	$181,718
Consolidation of multi-family loans held in securitization trusts	$805,163	$1,537,526
Consolidation of multi-family collateralized debt obligations	$767,477	$1,472,073
Transfer from residential loans to real estate owned	$5,805	$6,221

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$28,243	$22,371
Dividends declared on preferred stock to be paid in subsequent period	$5,925	$3,225

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$57,471	$101,904
Restricted cash included in receivables and other assets	$8,297	$34,088
Total cash, cash equivalents, and restricted cash	$65,768	$135,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes, without limitation, residential mortgage loans, including distressed residential and second mortgage loans, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate, non-Agency RMBS, and Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2018, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, the accompanying condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs and certain Agency ARMs and Agency fixed-rate RMBS which were transferred from our Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes. As of September 30, 2018, the Company fully exited its Agency IO strategy.

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

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary”. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, the Company recognizes an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment as well the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

Management monitors actual cash collections against its expectations, and revised cash flow estimates are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impacts of (i) prepayments, (ii) changes in variable interest rates and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in Freddie Mac-sponsored multi-family K-Series securitizations of which we, or one of our "special purpose entities" ("SPEs") own the first loss POs and certain IOs and mezzanine securities and that we consolidate (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, has consolidated these securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s multi-family securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

Preferred equity and mezzanine loan investments for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. The Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different. The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investment utilizing the guidance provided by the ADC Arrangements Subsection of ASC 310, Receivables.

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

Operating Real Estate Held in Consolidated Variable Interest Entities, Net – The Company recorded its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties was apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilized a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considered information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considered the value of acquired in-place leases and utilized an amortization period that is the average remaining term of the acquired leases. The Company has reclassified its operating real estate held in consolidated variable interest entities to real estate held for sale in consolidated variable interest entities as of September 30, 2018.

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

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of September 30, 2018 and December 31, 2017 of $22.2 million and $22.9 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

Real Estate - Impairment – The Company periodically evaluates its real estate assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company's ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment is warranted. If impairment indicators exist for long-lived assets to be held and used, and the expected future undiscounted cash flows are less than the carrying amount of the asset, then the Company will record an impairment loss for the difference between the fair value of the asset and its carrying amount. If the asset is to be disposed of, then an impairment loss is recognized for the difference between the estimated fair value of the asset, net of selling costs, and its carrying amount. The Company, through one of its consolidated VIEs, recorded a $2.1 million impairment loss on real estate under development during the nine months ended September 30, 2018 which is included in other income in the Company's condensed consolidated statements of operations. $1.0 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities for the nine months ended September 30, 2018 on the accompanying condensed consolidated statements of operations, resulting in a net loss to the Company of $1.1 million. See Note 10 for further discussion regarding impairment.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill of $25.2 million as of September 30, 2018 and December 31, 2017 relates to the Company's multi-family investment reporting unit.

Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized. The Company's annual evaluation of goodwill as of October 1, 2017 indicated no impairment. Additionally, there were no indicators of impairment during the nine months ended September 30, 2018.

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

Receivables and Other Assets – Receivables and other assets as of September 30, 2018 and December 31, 2017 include restricted cash held by third parties of $8.3 million and $11.0 million, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $32.5 million and $33.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through repurchase agreements (see Note 14). The borrowing under the repurchase agreements bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and carried at the contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.2 million as of September 30, 2018 and $0.7 million as of December 31, 2017. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.4 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the Convertible Notes which include underwriting, legal, accounting and other fees are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $7.7 million and $9.3 million as of September 30, 2018 and December 31, 2017, respectively.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the nine months ended September 30, 2018 and 2017.

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

During the nine months ended September 30, 2018, the Company granted Performance Stock Units ("PSUs") to the Chief Executive Officer, Chief Financial Officer and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the "PSU Agreement"). Vesting of the PSUs will occur after a three-year period based on the Company's relative TSR percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis.

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

Financial Instruments — Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption as of the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently assessing the impact of this guidance as the ASU will have an effect on the Company's estimation of credit losses on distressed residential mortgage loans, residential mortgage loans held in securitization trusts, residential mortgage loans, and preferred equity and mezzanine loan investments that are accounted for as loans.

Fair Value Measurement — (Topic 820)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). These amendments add, modify, or remove disclosure requirements regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, narrative descriptions of measurement uncertainty, and the valuation processes for Level 3 fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Agency ARMs
Freddie Mac	$27,479	$—	$(1,238)	$26,241	$33,623	$16	$(852)	$32,787
Fannie Mae	46,456	9	(1,705)	44,760	54,958	6	(1,236)	53,728
Ginnie Mae	3,855	—	(136)	3,719	4,750	—	(193)	4,557
Total Agency ARMs	77,790	9	(3,079)	74,720	93,331	22	(2,281)	91,072
Agency Fixed- Rate
Freddie Mac	89,023	—	(3,806)	85,217	20,804	—	(736)	20,068
Fannie Mae	942,868	—	(47,372)	895,496	1,038,363	669	(12,174)	1,026,858
Ginnie Mae	—	—	—	—	365	—	(6)	359
Total Agency Fixed-Rate	1,031,891	—	(51,178)	980,713	1,059,532	669	(12,916)	1,047,285
Agency IOs
Freddie Mac	—	—	—	—	8,436	19	(2,756)	5,699
Fannie Mae	—	—	—	—	11,310	22	(2,989)	8,343
Ginnie Mae	—	—	—	—	21,621	230	(4,714)	17,137
Total Agency IOs	—	—	—	—	41,367	271	(10,459)	31,179

Total Agency RMBS	1,109,681	9	(54,257)	1,055,433	1,194,230	962	(25,656)	1,169,536
Non-Agency RMBS	98,301	58	(115)	98,244	100,291	1,852	(18)	102,125
CMBS (1)	114,529	18,982	—	133,511	123,203	18,217	—	141,420
Total investment securities available for sale	$1,322,511	$19,049	$(54,372)	$1,287,188	$1,417,724	$21,031	$(25,674)	$1,413,081

(1)	Included in CMBS is $51.8 million and $47.9 million of investment securities available for sale held in securitization trusts as of September 30, 2018 and December 31, 2017, respectively.

Realized Gain or Loss Activity

The Company did not sell investment securities available for sale during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company received total proceeds of approximately $26.9 million from the sale of investment securities available for sale, realizing a net loss of approximately $12.3 million. During the three and nine months ended September 30, 2017, the Company received total proceeds of approximately $49.5 million and $102.2 million, respectively, from the sale of investment securities available for sale, realizing a net gain of approximately $3.0 million and $0.7 million, respectively.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2018 and December 31, 2017, the weighted average life of the Company’s available for sale securities portfolio was approximately 5.7 years and 7.1 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Weighted Average Life	September 30, 2018	December 31, 2017
0 to 5 years	$365,791	$426,061
Over 5 to 10 years	917,955	970,336
10+ years	3,442	16,684
Total	$1,287,188	$1,413,081

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale at September 30, 2018 and December 31, 2017 at carrying value (dollar amounts in thousands):

	September 30, 2018				December 31, 2017
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$6,770	$16,043	$1,032,620	$1,055,433	$26,876	$24,726	$1,117,934	$1,169,536
Non-Agency RMBS	50,000	13,845	34,399	98,244	84,461	—	17,664	102,125
CMBS	—	—	133,511	133,511	70,791	—	70,629	141,420
Total investment securities available for sale	$56,770	$29,888	$1,200,530	$1,287,188	$182,128	$24,726	$1,206,227	$1,413,081

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

September 30, 2018	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$768,749	$(34,876)	$285,758	$(19,381)	$1,054,507	$(54,257)
Non-Agency RMBS	12,825	(107)	178	(8)	13,003	(115)
Total investment securities available for sale	$781,574	$(34,983)	$285,936	$(19,389)	$1,067,510	$(54,372)

At September 30, 2018, the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency RMBS were $54.3 million at September 30, 2018. Agency RMBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2018 any unrealized losses on its Agency RMBS were temporary.

December 31, 2017	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$511,313	$(1,807)	$342,963	$(13,390)	$854,276	$(15,197)
Non-Agency RMBS	—	—	193	(18)	193	(18)
Total investment securities available for sale	$511,313	$(1,807)	$343,156	$(13,408)	$854,469	$(15,215)

Other than Temporary Impairment

For the three and nine months ended September 30, 2018 and 2017, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts, Net and Real Estate Owned

Residential mortgage loans held in securitization trusts, net consist of the following as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Unpaid principal balance	$63,717	$77,519
Deferred origination costs – net	405	492
Reserve for loan losses	(3,663)	(4,191)
Total	$60,459	$73,820

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2018 and 2017, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$4,191	$3,782
(Recovery of) provision for loan losses	(93)	306
Transfer to real estate owned	—	(303)
Charge-offs	(435)	(60)
Balance at the end of period	$3,663	$3,725

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2018 was $3.7 million, representing 575 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 541 basis points as of December 31, 2017. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The Company had no real estate owned held in residential securitization trusts at September 30, 2018. The Company had real estate owned held in residential securitization trusts of $0.1 million at December 31, 2017. Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in recovery of (provision for) loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $5.0 million and $4.4 million as of September 30, 2018 and December 31, 2017, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2018, we had 23 delinquent loans with an aggregate principal amount outstanding of approximately $11.9 million categorized as residential mortgage loans held in securitization trusts, net, of which $7.0 million, or 59%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts as of September 30, 2018 (dollar amounts in thousands):

September 30, 2018

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	1	$134	0.21%
61 - 90	2	$335	0.53%
90 +	20	$11,447	17.97%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and REO held in residential securitization trusts as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
New York	34.3%	31.8%
Massachusetts	20.5%	20.7%
New Jersey	13.8%	11.9%
Florida	9.8%	8.8%
Maryland	5.1%	5.2%

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

The Company’s residential mortgage loans at fair value consist of the following as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
September 30, 2018	$189,461	$(6,588)	$(963)	$181,910
December 31, 2017	92,105	(4,911)	(41)	87,153
As of September 30, 2018, the Company is committed to purchase $0.8 million of second mortgage loans from originators.

The following table presents the components of net gain (loss) on residential mortgage loans at fair value for the nine months ended September 30, 2018 and 2017, respectively (dollar amounts in thousands):

	September 30, 2018	September 30, 2017
Net realized gain on payoff and sale of loans	$1,496	$493
Net unrealized (losses) gains	(923)	224

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential mortgage loans at fair value as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017
California	26.7%	35.9%
Florida	13.7%	6.6%
New Jersey	5.5%	7.7%
New York	5.1%	3.8%

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company's residential mortgage loans at fair value greater than 90 days past due and in non-accrual status as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance	Difference
September 30, 2018	$4,917	$5,442	$(525)
December 31, 2017	1,048	1,214	(166)

Residential mortgage loans, including distressed residential mortgage loans and second mortgages, with a fair value of approximately $110.9 million and $44.2 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral for master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch (see Note 14).

6.	Distressed Residential Mortgage Loans

As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $260.8 million and $331.5 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the nine months ended September 30, 2017 (dollar amounts in thousands):

September 30, 2017
Contractually required principal and interest	$76,529
Nonaccretable yield	(6,467)
Expected cash flows to be collected	70,062
Accretable yield	(58,767)
Fair value at the date of acquisition	$11,295

Distressed residential mortgage loans purchased during the nine months ended September 30, 2018 are presented in the accompanying condensed consolidated balance sheets at fair value (see Note 5).

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the nine months ended September 30, 2018 and 2017, respectively (dollar amounts in thousands):

	September 30, 2018	September 30, 2017
Balance at beginning of period	$303,949	$530,511
Additions	6,007	91,356
Disposals	(64,876)	(263,475)
Accretion	(11,999)	(16,635)
Balance at end of period (1)	$233,081	$341,757

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the nine month periods ended September 30, 2018 and 2017 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017
Florida	10.7%	11.2%
North Carolina	8.6%	8.3%
Georgia	6.6%	5.8%
California	5.7%	6.9%
New York	5.5%	5.7%
South Carolina	5.4%	5.0%
Ohio	5.2%	5.1%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $96.5 million and $121.8 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 10). In addition, distressed residential mortgage loans with a carrying value of approximately $143.8 million and $182.6 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 14).

7.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss POs, certain IOs and mezzanine securities issued by certain Freddie Mac K-Series securitizations with an aggregate net carrying value of $566.5 million and $468.0 million at September 30, 2018 and December 31, 2017, respectively (see Note 10). The Consolidated K-Series is comprised of eight and seven Freddie Mac K-Series securitizations as of September 30, 2018 and December 31, 2017, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2018 and December 31, 2017, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2018	December 31, 2017
Assets
Multi-family loans held in securitization trusts	$10,070,834	$9,657,421
Receivables	32,533	33,562
Total Assets	$10,103,367	$9,690,983
Liabilities and Equity
Multi-family CDOs	$9,504,313	$9,189,459
Accrued expenses	31,966	33,136
Total Liabilities	9,536,279	9,222,595
Equity	567,088	468,388
Total Liabilities and Equity	$10,103,367	$9,690,983

The multi-family loans held in securitization trusts had aggregate unpaid principal balances of approximately $10.1 billion and $9.4 billion at September 30, 2018 and December 31, 2017, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $10.1 billion and $9.4 billion at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the current weighted average interest rate on these multi-family CDOs was 4.06% and 3.92%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss and mezzanine securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities (see Note 18).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2018 and 2017, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2018	2017	2018	2017
Interest income	$86,458	$76,186	$257,179	$213,242
Interest expense	75,145	67,030	224,310	187,835
Net interest income	11,313	9,156	32,869	25,407
Unrealized gain on multi-family loans and debt held in securitization trusts, net	12,303	2,353	31,867	5,184
Net income	$23,616	$11,509	$64,736	$30,591

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017
California	13.8%	14.7%
Texas	11.8%	12.7%
New York	6.1%	6.5%
Maryland	5.1%	5.5%

8.	Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018		December 31, 2017
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$8,675	45%	$8,320
Total - Equity Method		$8,675		$8,320

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018		December 31, 2017
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$13,451	11%	$12,623
Evergreens JV Holdings, LLC	85%	7,970	85%	4,220
The Preserve at Port Royal Venture, LLC	77%	13,640	77%	13,040
WR Savannah Holdings, LLC (1)	—	—	90%	12,940
Total - Fair Value Option		$35,061		$42,823

(1)	The Company's equity investment was redeemed during the three months ended September 30, 2018.

The following table presents income from investments in unconsolidated entities for the three and nine months ended September 30, 2018 and September 30, 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2018	2017	2018	2017
Autumnwood Investments LLC	$—	$64	$—	$137
200 RHC Hoover, LLC	—	—	—	275
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	265	252	777	741
Morrocroft Neighborhood Stabilization Fund II, LP	149	394	829	1,374
Evergreens JV Holdings, LLC	3,643	161	4,008	464
Bent Tree JV Holdings, LLC	—	1,210	—	1,795
Summerchase LR Partners LLC	—	194	—	556
Lake Mary Realty Partners, LLC	—	2,312	—	2,745
The Preserve at Port Royal Venture, LLC	449	440	1,351	1,266
WR Savannah Holdings, LLC (1)	113	405	1,743	1,030

(1)	Includes income recognized from redemption of the Company's investment during the three and nine months ended September 30, 2018.

9.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Investment amount	$200,047	$140,560
Deferred loan fees, net	(1,770)	(1,640)
Total	$198,277	$138,920

There were no delinquent preferred equity and mezzanine loan investments as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company is committed to fund an additional $1.7 million of preferred equity on an existing investment.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
New York	22.1%	24.1%
Texas	13.8%	24.3%
Florida	12.1%	3.9%
Georgia	9.9%	3.4%
Virginia	7.6%	10.8%
Alabama	7.4%	7.1%
Tennessee	5.6%	—
South Carolina	5.1%	7.0%

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization or financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Financing VIEs as of September 30, 2018.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss of the securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that eight and seven Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of September 30, 2018 and December 31, 2017, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 7). Of the Company’s multi-family CMBS investments included in the Consolidated K-Series, seven and six of these investments are not included as collateral to any Financing VIE as of September 30, 2018 and December 31, 2017, respectively.

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

The Company evaluates the home pricing and lot values of the real estate under development that is owned by KRVI, which is included in other assets on the Company's condensed consolidated balance sheets, on a quarterly basis. Based on the evaluation during the quarter ended June 30, 2018, the Company determined that the real estate under development with a carrying amount of $22.4 million was no longer recoverable and was impaired. The Company recognized a $2.1 million impairment loss which is included in other income in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, $1.0 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations, resulting in a net loss to the Company of $1.1 million. Fair value was determined based on the sales comparison approach which derives a value indication by comparing the subject property to similar properties that have been recently sold and assumes a purchaser will not pay more for a particular property than a similar substitute property.

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

In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. Prior to March 2018, the Company did not have any claims to the assets or obligations for the liabilities of Riverchase Landing. As of September 30, 2018, the Company does not have any claims to the assets or obligations for the liabilities of The Clusters.

The Consolidated K-Series, the Financing VIEs, KRVI, Riverchase Landing (as of December 31, 2017) and The Clusters are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of September 30, 2018 and December 31, 2017, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of September 30, 2018 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$781	$781
Investment securities available for sale, at fair value held in securitization trusts	51,751	—	—	—	—	51,751
Residential mortgage loans held in securitization trusts, net	—	—	60,459	—	—	60,459
Distressed residential mortgage loans held in securitization trusts, net	—	96,493	—	—	—	96,493
Multi-family loans held in securitization trusts, at fair value	1,109,276	—	—	8,961,558	—	10,070,834
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,558	29,558
Receivables and other assets	4,131	14,320	1,021	28,474	23,304	71,250
Total assets	$1,165,158	$110,813	$61,480	$8,990,032	$53,643	$10,381,126

Residential collateralized debt obligations	$—	$—	$56,504	$—	$—	$56,504
Multi-family collateralized debt obligations, at fair value	1,040,174	—	—	8,464,139	—	9,504,313
Securitized debt	29,870	23,727	—	—	—	53,597
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	32,486	32,486
Accrued expenses and other liabilities	4,115	317	25	27,999	976	33,432
Total liabilities	$1,074,159	$24,044	$56,529	$8,492,138	$33,462	$9,680,332

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

(2)
The Company engaged in this transaction for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed- and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one- to four- family properties. Balances as of September 30, 2018 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Seven of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series were not held in a Financing VIE as of September 30, 2018.

Assets and Liabilities of Consolidated VIEs as of December 31, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$808	$808
Investment securities available for sale, at fair value held in securitization trusts	47,922	—	—	—	—	47,922
Residential mortgage loans held in securitization trusts, net	—	—	73,820	—	—	73,820
Distressed residential mortgage loans held in securitization trusts, net	—	121,791	—	—	—	121,791
Multi-family loans held in securitization trusts, at fair value	1,157,726	—	—	8,499,695	—	9,657,421
Real estate held for sale in consolidated variable interest entities	—	—	—	—	64,202	64,202
Receivables and other assets	4,333	15,428	935	29,301	25,507	75,504
Total assets	$1,209,981	$137,219	$74,755	$8,528,996	$90,517	$10,041,468

Residential collateralized debt obligations	$—	$—	$70,308	$—	$—	$70,308
Multi-family collateralized debt obligations, at fair value	1,094,044	—	—	8,095,415	—	9,189,459
Securitized debt	29,164	52,373	—	—	—	81,537
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	57,124	57,124
Accrued expenses and other liabilities	4,316	2,957	24	28,969	1,727	37,993
Total liabilities	$1,127,524	$55,330	$70,332	$8,124,384	$58,851	$9,436,421

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at September 30, 2018	$33,218	$24,051
Principal Amount at December 31, 2017	$33,350	$53,089
Carrying Value at September 30, 2018 (2)	$29,870	$23,727
Carrying Value at December 31, 2017 (2)	$29,164	$52,373
Pass-through rate of Notes issued	5.35%	4.00%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	September 30, 2018	December 31, 2017
Within 24 months	$24,051	$53,089
Over 24 months to 36 months	—	—
Over 36 months	33,218	33,350
Total	57,269	86,439
Discount	(3,312)	(4,232)
Debt issuance cost	(360)	(670)
Carrying value	$53,597	$81,537

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations and its preferred equity, mezzanine loan and other equity investments as of September 30, 2018 and December 31, 2017, respectively, to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for The Clusters as of September 30, 2018 and both Riverchase Landing and The Clusters as of December 31, 2017, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$51,751	$72	$—	$—	$51,823
Preferred equity investments in multi-family properties	—	—	187,508	8,675	196,183
Mezzanine loan on multi-family properties	—	—	10,769	—	10,769
Equity investments in entities that invest in residential properties	—	—	—	13,451	13,451
Total assets	$51,751	$72	$198,277	$22,126	$272,226

	December 31, 2017
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$47,922	$73	$—	$—	$47,995
Preferred equity investments in multi-family properties	—	—	132,009	8,320	140,329
Mezzanine loan on multi-family properties	—	—	6,911	—	6,911
Equity investments in entities that invest in multi-family and residential properties	—	—	—	25,562	25,562
Total assets	$47,922	$73	$138,920	$33,882	$220,797

Our maximum loss exposure on the multi-family CMBS investments, preferred equity, mezzanine loan and equity investments is approximately $272.2 million and $220.8 million at September 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale. The Company anticipates completing a sale to a third party buyer in 2018. Accordingly, the Company classified the real estate assets in The Clusters as held for sale as of September 30, 2018 and December 31, 2017 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in The Clusters as of September 1, 2017.

The following is a summary of the real estate held for sale in consolidated variable interest entities as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Land	$2,650	$7,000
Building and improvements	25,975	53,468
Furniture, fixtures and equipment	885	2,150
Lease intangible	2,802	5,340
Real estate held for sale before accumulated depreciation and amortization	32,312	67,958
Accumulated depreciation (1)	(418)	(647)
Accumulated amortization of lease intangible (1)	(2,336)	(3,109)
Real estate held for sale in consolidated variable interest entities	$29,558	$64,202

(1)
There were no depreciation and amortization expenses for the three and nine months ended September 30, 2018. Depreciation and amortization expenses for the three months ended September 30, 2017 totaled $0.2 million and $0.9 million, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2017 totaled $0.6 million and $3.1 million, respectively.

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

The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps (1)	Derivative assets	$8,760	$10,101

(1)
Variation margin payable of $8.5 million and variation margin receivable of $9.3 million is included as an adjustment to the carrying value of the derivative assets at September 30, 2018 and December 31, 2017, respectively.

The tables below summarize the volume activity of derivative instruments for the nine months ended September 30, 2018 and 2017, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2018
Type of Derivative Instrument	December 31, 2017	Additions	Settlement, Expiration or Exercise	September 30, 2018
Interest rate swaps	$345,500	$50,000	$—	$395,500

	Notional Amount For the Nine Months Ended September 30, 2017
Type of Derivative Instrument	December 31, 2016	Additions	Settlement, Expiration or Exercise	September 30, 2017
TBA securities (1)	$149,000	$1,466,000	$(1,440,000)	$175,000
U.S. Treasury futures	17,100	123,900	(135,500)	5,500
Interest rate swap futures	(151,700)	413,800	(349,000)	(86,900)
Eurodollar futures	(2,575,000)	5,989,000	(5,054,000)	(1,640,000)
Options on U.S. Treasury futures	—	5,000	(5,000)	—
Swaptions	154,000	—	—	154,000
Interest rate swaps	15,000	—	—	15,000

(1)	Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis.

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments included in other income category in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,
	2018		2017
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$—	$—	$1,470	$(265)
Eurodollar futures	—	—	62	39
Interest rate swaps	—	2,275	—	36
Swaptions	—	—	—	171
U.S. Treasury and interest rate swap futures and options	—	—	(583)	505
Total	$—	$2,275	$949	$486

	Nine Months Ended September 30,
	2018		2017
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA securities	$—	$—	$3,285	$(1,080)
Eurodollar futures	—	—	849	(886)
Interest rate swaps	—	16,379	—	110
Swaptions	—	—	—	239
U.S. Treasury and interest rate swap futures and options	—	—	(999)	699
Total	$—	$16,379	$3,135	$(918)

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	September 30, 2018			December 31, 2017
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	2.34%	$98,000	2.18%	1.36%
2027	247,500	2.39%	2.34%	247,500	2.39%	1.39%
2028	50,000	3.13%	2.31%	—	—	—
Total	$395,500	2.43%	2.34%	$345,500	2.33%	1.38%

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

13.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At September 30, 2018, the Company had repurchase agreements with an outstanding balance of $1.1 billion and a weighted average interest rate of 2.90%. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	September 30, 2018			December 31, 2017
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs RMBS	$49,689	$51,750	$53,699	$86,349	$90,343	$92,586
Agency Fixed-rate RMBS	802,636	847,316	891,660	842,474	890,359	902,744
Non-Agency RMBS	—	—	—	38,160	51,841	50,693
CMBS (1)	278,334	405,623	282,492	309,935	421,156	322,092
Balance at end of the period	$1,130,659	$1,304,689	$1,227,851	$1,276,918	$1,453,699	$1,368,115

(1)
Includes first loss PO and mezzanine CMBS securities with a fair value amounting to $405.6 million and $377.5 million included in the Consolidated K-Series as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the average days to maturity for financing arrangements were 29 days and 44 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements at September 30, 2018 and December 31, 2017 amounts to $5.2 million and $2.5 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Contractual Maturity	September 30, 2018	December 31, 2017
Within 30 days	$822,582	$1,081,911
Over 30 days to 90 days	308,077	95,007
Over 90 days	—	100,000
Total	$1,130,659	$1,276,918

As of September 30, 2018, the outstanding balance under our financing arrangements was funded at a weighted average advance rate of 90.3% that implies an average haircut of 9.7%. As of September 30, 2018, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS and CMBS was approximately 5% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At September 30, 2018 and December 31, 2017, the Company had financing arrangements with ten counterparties. As of September 30, 2018 and December 31, 2017, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Deutsche Bank AG, London Branch at 7.4% and 5.0%, respectively. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of September 30, 2018, our available liquid assets included unrestricted cash and cash equivalents and unencumbered securities that we believe may be posted as margin. The Company had $57.5 million in cash and cash equivalents and $429.4 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2018 included $156.5 million of Agency RMBS, $173.6 million of CMBS and $99.3 million of non-Agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 43.1% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

14.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund the purchase of residential mortgage loans, expiring on June 8, 2019. The outstanding balance on this master repurchase agreement as of September 30, 2018 and December 31, 2017 amounts to approximately $141.5 million and $123.6 million, respectively, bearing interest at one-month LIBOR plus 2.40% and 2.50%, respectively (4.62% and 4.05% at September 30, 2018 and December 31, 2017, respectively). The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

The Company also has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $25.0 million and a maximum uncommitted principal amount of $25.0 million to fund the purchase of residential mortgage loans, particularly second mortgage loans, expiring on November 24, 2018. The outstanding balance on this master repurchase agreement as of September 30, 2018 and December 31, 2017 amounts to approximately $35.9 million and $26.1 million, respectively, bearing interest at one-month LIBOR plus 3.50% (5.72% and 5.05% at September 30, 2018 and December 31, 2017, respectively). The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

During the terms of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of November 6, 2018.

15.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2018 and December 31, 2017, the Company had Residential CDOs outstanding of $56.5 million and $70.3 million, respectively. As of September 30, 2018 and December 31, 2017, the current weighted average interest rate on these Residential CDOs was 2.83% and 2.16%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $63.7 million and $77.5 million at September 30, 2018 and December 31, 2017, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of September 30, 2018 and December 31, 2017, had a net investment in the residential securitization trusts of $5.0 million and $4.4 million, respectively.

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

During the nine months ended September 30, 2018, none of the Convertible Notes were converted. As of November 6, 2018, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 6, 2018, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 10). In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. The Clusters' real estate investment is subject to a mortgage payable and the Company has no obligation for this liability as of September 30, 2018.

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 10). KRVI's real estate under development is subject to a note payable of $5.1 million that has an unused commitment of $3.3 million as of September 30, 2018. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of November 6, 2018.

The mortgages and notes payable in the consolidated VIEs as of September 30, 2018 are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount	Maturity Date	Interest Rate	Net Deferred Finance Costs
The Clusters	6/30/2014	$27,445	7/6/2024	4.49%	$58
KRVI	12/16/2016	$5,098	12/16/2019	6.75%	$—

As of September 30, 2018, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Fiscal Year	Total
2018	$—
2019	5,098
2020	—
2021	—
2022	138,000
2023	—
Thereafter	72,445
$215,543

17.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2018.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2018, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The Company’s CMBS held in securitization trusts are comprised of securities for which there are not substantially similar securities that trade frequently. The Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 9.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$1,055,433	$—	$1,055,433	$—	$1,169,536	$—	$1,169,536
Non-Agency RMBS	—	98,244	—	98,244	—	102,125	—	102,125
CMBS	—	81,760	51,751	133,511	—	93,498	47,922	141,420
Multi-family loans held in securitization trusts	—	—	10,070,834	10,070,834	—	—	9,657,421	9,657,421
Residential mortgage loans, at fair value	—	—	181,910	181,910	—	—	87,153	87,153
Derivative assets:
Interest rate swaps	—	8,760	—	8,760	—	10,101	—	10,101
Investments in unconsolidated entities	—	—	35,061	35,061	—	—	42,823	42,823
Total	$—	$1,244,197	$10,339,556	$11,583,753	$—	$1,375,260	$9,835,319	$11,210,579
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$9,504,313	$9,504,313	$—	$—	$9,189,459	$9,189,459
Total	$—	$—	$9,504,313	$9,504,313	$—	$—	$9,189,459	$9,189,459

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2018 and 2017, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$9,835,319	$7,061,842
Total (losses)/gains (realized/unrealized)
Included in earnings (1)	(280,300)	38,978
Included in other comprehensive income	901	208
Contributions	—	1,300
Paydowns/Distributions	(133,101)	(139,751)
Sales	(7,105)	(4,100)
Purchases (2)	923,842	1,598,018
Balance at the end of period	$10,339,556	$8,556,495

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, interest income from residential mortgage loans, realized gain on distressed residential mortgage loans, net gain on residential mortgage loans at fair value, unrealized gain on multi-family loans and debt held in securitization trusts, and other income.

(2)
During the nine months ended September 30, 2018 and 2017, the Company purchased PO securities, certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company determined that the securitization trusts are VIEs and that the Company is the primary beneficiary of the VIEs. As a result, during the nine months ended September 30, 2018 and 2017, the Company consolidated assets of these Freddie Mac sponsored multi-family K-Series securitization trusts in the amounts of $0.8 billion and $1.5 billion, respectively (see Notes 2 and 7).

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2018 and 2017, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$9,189,459	$6,624,896
Total gains (realized/unrealized)
Included in earnings (1)	(350,674)	(1,389)
Purchases (2)	767,477	1,472,073
Paydowns	(101,949)	(104,961)
Balance at the end of period	$9,504,313	$7,990,619

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
During the nine months ended September 30, 2018 and 2017, the Company purchased PO securities, certain IOs and mezzanine CMBS securities issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company determined that the securitization trusts are VIEs and that the Company is the primary beneficiary of the VIEs. As a result, during the nine months ended September 30, 2018 and 2017, the Company consolidated liabilities of these Freddie Mac sponsored multi-family K-Series securitization trusts in the amounts of $0.8 billion and $1.5 billion, respectively (see Notes 2 and 7).

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 multi-family loans and debt held in securitization trusts for the three and nine months ended September 30, 2018 and 2017, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in unrealized (losses) gains – assets	$(33,153)	$(19,767)	$(252,899)	$56,995
Change in unrealized gains (losses) – liabilities	45,456	22,120	284,766	(51,811)
Net change in unrealized gains included in earnings for assets and liabilities	$12,303	$2,353	$31,867	$5,184

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, respectively, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	$—	$—	$6,336	$6,336	$—	$—	$10,317	$10,317
Real estate owned held in residential securitization trusts	—	—	—	—	—	—	111	111

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2018 and 2017, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Residential mortgage loans held in securitization trusts – impaired loans, net	$(17)	$199	$93	$(6)
Real estate owned held in residential securitization trusts	—	(297)	—	(303)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$57,471	$57,471	$95,191	$95,191
Investment securities available for sale (1)	Level 2 or 3	1,287,188	1,287,188	1,413,081	1,413,081
Residential mortgage loans held in securitization trusts, net	Level 3	60,459	60,228	73,820	72,131
Distressed residential mortgage loans, at carrying value, net (2)	Level 3	260,837	263,935	331,464	334,765
Residential mortgage loans, at fair value (3)	Level 3	181,910	181,910	87,153	87,153
Multi-family loans held in securitization trusts	Level 3	10,070,834	10,070,834	9,657,421	9,657,421
Derivative assets	Level 2	8,760	8,760	10,101	10,101
Mortgage loans held for sale, net (4)	Level 3	3,284	3,622	5,507	5,598
Mortgage loans held for investment (4)	Level 3	1,760	1,760	1,760	1,900
Preferred equity and mezzanine loan investments (5)	Level 3	198,277	199,885	138,920	140,129
Investments in unconsolidated entities (6)	Level 3	43,736	43,795	51,143	51,212
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	1,130,659	1,130,659	1,276,918	1,276,918
Financing arrangements, residential mortgage loans	Level 2	177,226	177,226	149,063	149,063
Residential collateralized debt obligations	Level 3	56,504	54,228	70,308	66,865
Multi-family collateralized debt obligations	Level 3	9,504,313	9,504,313	9,189,459	9,189,459
Securitized debt	Level 3	53,597	57,236	81,537	87,891
Subordinated debentures	Level 3	45,000	44,988	45,000	45,002
Convertible notes	Level 2	130,251	137,923	128,749	140,060

(1)	Includes $51.8 million and $47.9 million of investment securities for sale held in securitization trusts as of September 30, 2018 and December 31, 2017, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $96.5 million and $121.8 million at September 30, 2018 and December 31, 2017, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $164.3 million and $209.7 million at September 30, 2018 and December 31, 2017, respectively.

(3)
Includes distressed residential mortgage loans with a carrying value amounting to $112.5 million and $36.9 million at September 30, 2018 and December 31, 2017, respectively, and second mortgages with a carrying value amounting to $69.4 million and $50.2 million at September 30, 2018 and December 31, 2017, respectively.

(4)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(5)	Includes preferred equity and mezzanine loan investments accounted for as loans (see Note 9).

(6)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $35.1 million and $42.8 million at September 30, 2018 and December 31, 2017, respectively (see Note 8).

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 12,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of September 30, 2018 and December 31, 2017, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of September 30, 2018 and December 31, 2017, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On October 13, 2017, the Company issued 5,400,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $130.5 million, after deducting underwriting discounts and offering expenses. As of September 30, 2018 and December 31, 2017, there were 5,750,000 shares of Series D Preferred Stock authorized. The Series D Preferred Stock is entitled to receive a dividend at a fixed rate from and including the issue date to, but excluding, October 15, 2027 of 8.00% per year on the $25 liquidation preference. Beginning October 15, 2027, the Series D Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus a spread of 5.695% per year on the $25 liquidation preference. The Series D Preferred Stock is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock through September 30, 2018, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock and Series C Preferred Stock commencing January 1, 2017 through September 30, 2018 and on the Series D Preferred Stock from its time of original issuance through September 30, 2018:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock
September 17, 2018	October 1, 2018	October 15, 2018	$0.484375	$0.4921875	$0.50
June 18, 2018	July 1, 2018	July 15, 2018	0.484375	0.4921875	0.50
March 19, 2018	April 1, 2018	April 15, 2018	0.484375	0.4921875	0.50
December 7, 2017	January 1, 2018	January 15, 2018	0.484375	0.4921875	0.51111	(1)
September 14, 2017	October 1, 2017	October 15, 2017	0.484375	0.4921875	—
June 14, 2017	July 1, 2017	July 15, 2017	0.484375	0.4921875	—
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	0.4921875	—

(1)	Cash dividend for the partial quarterly period that began on October 13, 2017 and ended on January 14, 2018.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2017 and ended September 30, 2018:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	$0.20
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.20
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.20
Fourth Quarter 2017	December 7, 2017	December 18, 2017	January 25, 2018	0.20
Third Quarter 2017	September 14, 2017	September 25, 2017	October 25, 2017	0.20
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20

(c)	Public Offering of Common Stock

On August 14, 2018, the Company issued 14,375,000 shares of its common stock through an underwritten public offering, at a public offering price of $6.16 per share, resulting in total net proceeds to the Company of $86.0 million after deducting underwriting discounts and commissions and offering expenses.

(d)	Equity Distribution Agreements

On August 10, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $100.0 million, from time to time through Credit Suisse. On September 10, 2018, the Company entered into an amendment to the Equity Distribution Agreement that increased the maximum aggregate sales price to $177.1 million. The Company has no obligation to sell any of the shares of common stock issuable under the Equity Distribution Agreement and may at any time suspend solicitations and offers under the Equity Distribution Agreement.

During the three months ended September 30, 2018, the Company issued 2,443,487 shares of its common stock under the Equity Distribution Agreement, at an average sales price of $6.31 per share, resulting in total net proceeds to the Company of $15.2 million after deducting the placement fees. During the nine months ended September 30, 2018, the Company issued 14,588,631 shares of its common stock under the Equity Distribution Agreement, at an average sales price of $6.19 per share, resulting in total net proceeds to the Company of $89.0 million after deducting the placement fees. As of September 30, 2018, approximately $86.4 million of common stock remains available for issuance under the Equity Distribution Agreement.

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

During the three and nine months ended September 30, 2018 and September 30, 2017, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the three and nine months ended September 30, 2018, PSUs awarded under the Company's 2018 Long-Term Equity Incentive Program ("2018 Long-Term EIP") (see Note 21) were also determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Basic Earnings per Common Share
Net income attributable to Company	$33,973	$27,845	$93,285	$61,364
Less: Preferred stock dividends	(5,925)	(3,225)	(17,775)	(9,675)
Net income attributable to Company's common stockholders	$28,048	$24,620	$75,510	$51,689
Basic weighted average common shares outstanding	132,413	111,886	119,955	111,824
Basic Earnings per Common Share	$0.21	$0.22	$0.63	$0.46

Diluted Earnings per Common Share:
Net income attributable to Company	$33,973	$27,845	$93,285	$61,364
Less: Preferred stock dividends	(5,925)	(3,225)	(17,775)	(9,675)
Add back: Interest expense on convertible notes for the period, net of tax	2,570	2,428	7,838	6,982
Net income attributable to Company's common stockholders	$30,618	$27,048	$83,348	$58,671
Weighted average common shares outstanding	132,413	111,886	119,955	111,824
Net effect of assumed PSUs vested	620	—	395	—
Net effect of assumed convertible notes conversion to common shares	19,694	19,694	19,694	18,107
Diluted weighted average common shares outstanding	152,727	131,580	140,044	129,931
Diluted Earnings per Common Share	$0.20	$0.21	$0.60	$0.45

(1)	There were no dilutive PSU awards during the three and nine months ended September 30, 2017.

21.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At September 30, 2018, there were 217,163 shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. Of the common stock authorized at September 30, 2018, 3,865,174 shares are available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 131,975 shares under the 2017 Plan as of September 30, 2018. The Company’s employees have been issued 292,459 of restricted stock under the 2017 Plan as of September 30, 2018. At September 30, 2018, there were 290,373 shares of non-vested restricted stock outstanding and 1,280,392 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan.

(a)	Restricted Common Stock Awards

During the three and nine months ended September 30, 2018, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million and $1.0 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.8 million and $1.5 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the nine months ended September 30, 2018 and 2017, respectively, is presented below:

	2018		2017
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	422,928	$6.36	319,058	$6.40
Granted	289,792	5.63	332,921	6.54
Vested	(200,064)	6.55	(229,051)	6.67
Forfeited	(5,120)	6.25	—	—
Non-vested shares as of September 30	507,536	5.91	422,928	6.36
Weighted-average of restricted stock granted during the period	289,792	$5.63	332,921	$6.54

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2018 and 2017, the Company had unrecognized compensation expense of $2.3 million and $1.9 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan and 2017 Plan. The unrecognized compensation expense at September 30, 2018 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the nine months ended September 30, 2018 and 2017 was approximately $1.1 million and $1.5 million, respectively. The requisite service period for restricted shares at issuance is three years.

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

Under the terms of the agreement pursuant to which the PSA was granted, vesting of the PSA would occur at the end of three years based on three-year total shareholder return in April 2018. At the end of the three-year performance period in April 2018, no shares were issued under the PSA award.

(c)	Performance Stock Units

During the nine months ended September 30, 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs to the Chief Executive Officer, Chief Financial Officer and certain other employees as part of our 2018 Long-Term EIP. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. At the time of grant, the target number of shares pursuant to the PSU awards totaled 842,792 shares of common stock. The PSU awards had a grant date fair value of approximately $3.5 million. Vesting of the PSUs will occur at the end of three years based on the following:

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

Compensation expense related to the PSUs was $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, there was $3.0 million of unrecognized compensation cost related to the non-vested portion of the PSUs.

22.	Income Taxes

For the three and nine months ended September 30, 2018 and September 30, 2017, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and nine months ended September 30, 2018 and September 30, 2017 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax (benefit) expense	$(94)	$541	$(87)	$2,280
Deferred income tax benefit	(360)	(34)	(460)	(93)
Total provision	$(454)	$507	$(547)	$2,187

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2018 and December 31, 2017 are as follows (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Deferred tax assets
Net operating loss carryforward	$3,019	$295
GAAP/Tax basis differences	3,379	2,237
Total deferred tax assets (1)	6,398	2,532
Deferred tax liabilities
Deferred tax liabilities	9	144
Total deferred tax liabilities (2)	9	144
Valuation allowance (1)	(5,723)	(2,182)
Total net deferred tax asset	$666	$206

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2018, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $8.9 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. At September 30, 2018, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

We have recognized the tax effects of the TCJA in the three and nine months ended September 30, 2018 and the year ended December 31, 2017 through the measurement of deferred tax assets at the reduced corporate tax rate. We will continue to analyze and monitor the application of TCJA to our business and continue to assess our provision for income taxes as future guidance is issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of a downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, or Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to identify and acquire our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in government laws, regulations or policies affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	"IO RMBS" refers to RMBS comprised of IOs;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“CDO” refers to collateralized debt obligation;

•	“non-Agency RMBS” refers to RMBS backed by prime jumbo residential mortgage loans, including performing, re-performing and non-performing mortgage loans;

•	"non-QM loans" refers to residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau;

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•	“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in our securitization trusts;

•	“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities;

•	“second mortgages” and “second mortgage loans” each refer to liens on residential properties that are subordinate to more senior mortgages or loans; and

•
“Variable Interest Entity,” or “VIE,” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

General

We are a real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential-housing related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes certain credit sensitive assets and investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

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

We intend to maintain our focus on residential and multi-family credit assets, which we believe will benefit from improving credit metrics. Consistent with this approach to capital allocation, we acquired an additional $301.2 million of residential and multi-family credit assets during the nine months ended September 30, 2018. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets, such as Agency RMBS, until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer term repurchase agreement borrowings with terms between one year and 18 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year.

We internally manage the assets in our investment portfolio, with the exception of certain distressed residential loans that are managed by Headlands Asset Management LLC ("Headlands") pursuant to a management agreement. As part of our investment strategy, we may, from time to time, utilize one or more external investment managers to manage specific asset types that we target or own.

Key Third Quarter 2018 Developments

Common Stock Issuance

We issued 14,375,000 shares of common stock through an underwritten public offering, at a public offering price per share of $6.16, resulting in total net proceeds to the Company of $86.0 million after deducting underwriting discounts and commissions and offering expenses. We also issued and sold 2,443,487 shares of common stock during the quarter ended September 30, 2018 under our at-the-market equity offering program, resulting in net proceeds to the Company of $15.2 million, after deducting placement fees.

Residential Mortgage Loan Activity

We acquired residential mortgage loans, including distressed residential mortgage loans and second mortgages, for an aggregate purchase cost of approximately $24.6 million.

We sold residential mortgage loans, including distressed residential mortgage loans, for aggregate proceeds of approximately $30.1 million during the quarter ended September 30, 2018.

Purchases of CMBS and Non-Agency RMBS

We purchased CMBS securities, including first loss PO, IO, and mezzanine securities issued by a Freddie Mac-sponsored multi-family loan K-Series securitization, for a gross purchase cost of approximately $40.9 million and non-Agency RMBS for a gross purchase cost of approximately $76.7 million.

Third Quarter 2018 Common Stock and Preferred Stock Dividends

On September 17, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended September 30, 2018. The dividend was paid on October 26, 2018 to our common stockholders of record as of September 27, 2018.

On September 17, 2018, in accordance with the terms of our 7.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on October 15, 2018 to holders of record of our Series B Preferred Stock as of October 1, 2018.

Also on September 17, 2018, in accordance with the terms of our 7.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on October 15, 2018 to holders of record of our Series C Preferred Stock as of October 1, 2018.

Also on September 17, 2018, in accordance with the terms of our 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), our Board of Directors declared a Series D Preferred Stock quarterly cash dividend of $0.50 per share of Series D Preferred Stock. The dividend was paid on October 15, 2018 to holders of record of our Series D Preferred Stock of record as of October 1, 2018.

Current Market Conditions and Commentary

General. Global equity markets performed well during the third quarter of 2018, driven by robust economic growth and earnings data. However, the latter part of the quarter was marked by the reemergence of market volatility, which we expect to persist until after midterm congressional elections in the U.S. Employment figures and industrial activity indicators remained strong despite investors’ continued concerns regarding U.S. interest rate increases and global trade restrictions. However, emerging markets declined again this quarter, largely as a result of the strength of the U.S. dollar. U.S. economic data released over the past quarter suggests that the U.S. economy has continued to expand, with U.S. gross domestic product (“GDP”) estimated to have grown by 3.5% (advance estimate) in the third quarter of 2018, down slightly from GDP growth of 4.2% (revised) for the second quarter of 2018. GDP grew 2.2% during the first quarter of 2018 and 2.3% for the year ended December 31, 2017.
The U.S. labor market continued to expand during the third quarter of 2018. According to the U.S. Department of Labor, the U.S. unemployment rate decreased slightly over the quarter, ending at 3.7% as of the end of September 2018. Total nonfarm payroll employment posted an average monthly increase of 164,000 jobs during the three months ended September 30, 2018 as compared to an average monthly increase of 201,000 jobs for the twelve months ended September 30, 2018.
Federal Reserve and Monetary Policy.  In September 2018, in view of realized and expected labor market conditions, economic activity and inflation, the Federal Reserve again raised the target range for the federal funds rate by 25 basis points from 2.00% to 2.25% and indicated its expectations for further gradual increases. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will continue to aim to support strong labor market conditions and medium-term inflation of 2%. The increase in September marks the third such increase in the target range for the fed funds rate in 2018. Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in significant volatility in 2018 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.
Single-Family Homes and Residential Mortgage Market.  The residential real estate market continued to improve during 2017 and the first half of 2018, and initial data from the third quarter of 2018 suggests that trend continued. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2018 showed that, on average, home prices increased 5.5% for the 20-City Composite over August 2017. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of approximately 870,000 and 885,000 during the three and nine months ended September 30, 2018, respectively, as compared to an annual rate of 849,000 for the year ended December 31, 2017. Continued improvement in single-family housing fundamentals is generally expected to have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.
Multi-Family Housing.  Apartments and other residential rental properties performed well in 2017 and have continued to perform solidly to date in 2018. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of approximately 338,000 and 367,000 during the three and nine months ended September 30, 2018, respectively, as compared to 345,000 for the year ended December 31, 2017. However, the supply expansion in recent years has led to some concern from multi-family industry participants that such expansion will lead to higher vacancy rates. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 45 for the second quarter of 2018, which is slightly higher than index scores over the prior two years. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family credit assets that we own.
Credit Spreads.  Although credit spreads for some corporate bonds widened towards the end of the third quarter, credit spreads for residential and multi-family credit assets continued to tighten during the third quarter of 2018 and this had a positive impact on the value of many of our credit sensitive assets while also resulting in a more challenging current return environment for new investment. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.
Financing Markets.  During the third quarter of 2018, movement in the ten-year U.S. Treasury yield was relatively flat, with the closing yield of the ten-year U.S. Treasury Note trading between 2.82% and 3.10% during the quarter, closing the quarter at 3.05%. During the third quarter of 2018, the Treasury curve continued to flatten with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 24 basis points, down 9 basis points from June 29, 2018. This spread is important as it is indicative of opportunities for investing in levered assets.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate and Agency ARMs RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Regulatory Matters-The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – We own 100% of the first loss PO securities of the Consolidated K-Series. The Consolidated K-Series represent Freddie Mac-sponsored multi-family K-Series securitizations, respectively, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities, certain IO securities and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our consolidated statement of operations.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

At September 30, 2018:

	Agency RMBS(1)	Multi- Family (2)	Distressed Residential (3)	Other (4)	Total
Carrying value	$1,055,433	$947,851	$474,717	$145,228	$2,623,229
Liabilities:
Callable (5)	(852,325)	(278,334)	(141,396)	(35,830)	(1,307,885)
Non-callable	—	(29,870)	(23,727)	(101,504)	(155,101)
Convertible	—	—	—	(130,251)	(130,251)
Hedges (Net) (6)	8,760	—	—	—	8,760
Cash (7)	10,554	1,992	7,478	45,744	65,768
Goodwill	—	—	—	25,222	25,222
Other	2,123	(8,816)	18,783	(33,143)	(21,053)
Net capital allocated	$224,545	$632,823	$335,855	$(84,534)	$1,108,689
% of capital allocated	20.2%	57.1%	30.3%	(7.6)%	100.0%

(1)	Includes Agency fixed-rate RMBS and Agency ARMs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of September 30, 2018 follows:

Multi-family loans held in securitization trusts, at fair value	$10,070,834
Multi-family CDOs, at fair value	(9,504,313)
Net carrying value	566,521
Investment securities available for sale, at fair value	133,511
Total CMBS, at fair value	700,032
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	228,562
Real estate under development	22,185
Real estate held for sale in consolidated variable interest entities	29,558
Mortgages and notes payable in consolidated variable interest entities	(32,486)
Financing arrangements, portfolio investments	(278,334)
Securitized debt	(29,870)
Cash and other	(6,824)
Net Capital in Multi-Family	$632,823

(3)
Includes $260.8 million of distressed residential mortgage loans, $112.5 million of distressed residential mortgage loans, at fair value and $98.2 million of non-Agency RMBS backed by re-performing and non-performing loans.

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $60.5 million, residential second mortgage loans, at fair value of $69.4 million, investments in unconsolidated entities amounting to $13.5 million and mortgage loans held for sale and mortgage loans held for investment totaling $2.0 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures and $56.5 million in residential CDOs.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets and variation margin.

(7)
Includes $7.5 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt. These deposits are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

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

(4)
Other includes residential mortgage loans held in securitization trusts amounting to $73.8 million, residential second mortgage loans, at fair value of $50.2 million, investments in unconsolidated entities amounting to $12.6 million and mortgage loans held for sale and mortgage loans held for investment totaling $3.5 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures and $70.3 million in residential CDOs.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017

For the three and nine months ended September 30, 2018, we reported net income attributable to the Company's common stockholders of $28.0 million and $75.5 million, respectively, as compared to net income attributable to the Company's common stockholders of $24.6 million and $51.7 million for the respective periods in 2017. The main components of the change in net income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
Net interest income	$19,603	$13,320	$6,283	$56,854	$42,947	$13,907
Total other income	$24,303	$24,918	$(615)	$65,265	$49,798	$15,467
Total general, administrative and operating expenses	$9,912	$10,996	$(1,084)	$27,380	$32,791	$(5,411)
Income from operations before income taxes	$33,994	$27,242	$6,752	$94,739	$59,954	$34,785
Income tax (benefit) expense	$(454)	$507	$(961)	$(547)	$2,187	$(2,734)
Net income attributable to Company	$33,973	$27,845	$6,128	$93,285	$61,364	$31,921
Preferred stock dividends	$5,925	$3,225	$2,700	$17,775	$9,675	$8,100
Net income attributable to Company's common stockholders	$28,048	$24,620	$3,428	$75,510	$51,689	$23,821
Basic earnings per common share	$0.21	$0.22	$(0.01)	$0.63	$0.46	$0.17
Diluted earnings per common share	$0.20	$0.21	$(0.01)	$0.60	$0.45	$0.15

Net Interest Income

The increase in net interest income of approximately $6.3 million for the three months ended September 30, 2018 as compared to the corresponding period in 2017 was primarily driven by:

•
An increase in net interest income of approximately $3.1 million in our multi-family portfolio primarily due to an increase in average interest earning assets to $681.0 million for the three months ended September 30, 2018 as compared to $536.5 million for the three months ended September 30, 2017. The increase in average interest earning assets is attributable to new multi-family preferred equity and mezzanine loan investments and CMBS purchased since September 30, 2017.

•
An increase in net interest income of approximately $2.0 million in our Agency RMBS portfolio primarily due to an increase in average interest earning assets to $1.1 billion for the three months ended September 30, 2018 as compared to $453.3 million for the three months ended September 30, 2017.

•
An increase in net interest income of approximately $1.2 million in our distressed residential portfolio primarily due to an increase in asset yield and a decrease in average interest bearing liabilities during the period as compared to the prior year period.

The increase in net interest income of approximately $13.9 million for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 was primarily driven by:

•
An increase in net interest income of approximately $8.1 million in our multi-family portfolio primarily due to an increase in average interest earning assets to $647.4 million for the nine months ended September 30, 2018 as compared to $507.9 million for the nine months ended September 30, 2017. The increase in average interest earning assets is attributable to new multi-family preferred equity and mezzanine loan investments and CMBS purchased since September 30, 2017.

•
An increase in net interest income of approximately $6.8 million in our Agency RMBS portfolio primarily due to an increase in average interest earning assets to $1.2 billion for the nine months ended September 30, 2018 as compared to $490.0 million for the nine months ended September 30, 2017.

•
A decrease in net interest income of approximately $0.5 million in our distressed residential portfolio primarily due to a decrease in average interest earning assets to $459.3 million for the nine months ended September 30, 2018 as compared to $604.9 million for the nine months ended September 30, 2017, partially offset by a decrease in average interest bearing liabilities during the period as compared to the prior year period.

Other Income

The decrease in other income of approximately $0.6 million for the three months ended September 30, 2018 as compared to the corresponding period in 2017 was primarily driven by:

•
A decrease in net realized gain on investment securities and related hedges of $3.8 million during the period as compared to the prior year period primarily due to decreased investment security sales, particularly CMBS.

•	A decrease in realized gain on distressed residential mortgage loans of $4.9 million as compared to the corresponding period in 2017.

•
A decrease in income from operating real estate and real estate held for sale in consolidated variable interest entities of $1.1 million related to the de-consolidation of Riverchase Landing due to its sale in March 2018.

•
A decrease in other income of $2.2 million primarily due to less income recognized from the Company's investments in unconsolidated entities. The Company had fewer redemptions during the current period as compared to the corresponding period in 2017.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $10.0 million for the three months ended September 30, 2018 as compared to the corresponding period in 2017, primarily due to an increase in multi-family CMBS owned by us as compared to the corresponding period in the prior year and tightening of credit spreads.

•
An increase in net unrealized gains on investment securities and related hedges of $1.1 million for the three months ended September 30, 2018 as compared to the prior year period primarily due to unrealized gains on interest rate swaps accounted for as trading instruments and the liquidation of the Agency IO portfolio prior to third quarter of 2018.

The increase in other income of approximately $15.5 million for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 was primarily driven by:

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $26.7 million for the nine months ended September 30, 2018 as compared to the corresponding period in 2017, primarily due to the increase in multi-family CMBS owned by us as compared to the corresponding period in 2017 and tightening of credit spreads.

•
An increase in net unrealized gains on investment securities and related hedges of $24.9 million for the nine months ended September 30, 2018 as compared to the prior period primarily due to unrealized gains on interest rate swaps accounted for as trading instruments and reversal of unrealized losses on Agency IO securities sold during the period.

•	An increase in net realized loss on investment securities and related hedges of $15.7 million primarily related to the liquidation of our Agency IO portfolio.

•	A decrease in realized gains on distressed residential mortgage loans of $18.0 million as compared to the corresponding period in 2017.

•
A decrease in other income of $3.1 million primarily due the impairment loss recognized on the real estate development property owned through the Company's 50% interest in an entity that owns and develops land and residential homes in Kiawah Island, SC. The Company's $2.1 million impairment loss is partially offset by a $1.0 million non-controlling interest share of the loss. In addition, the company recognized less income from the Company's investments in unconsolidated entities due to fewer redemptions during the period as compared to the corresponding period in 2017.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
General, Administrative and Operating Expenses	2018	2017	$ Change	2018	2017	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$4,219	$2,456	$1,763	$9,948	$8,211	$1,737
Professional fees	958	756	202	3,164	2,774	390
Base management and incentive fees	844	1,386	(542)	2,486	4,355	(1,869)
Other	1,019	1,030	(11)	3,017	3,211	(194)
Operating Expenses
Expenses related to distressed residential mortgage loans	2,117	2,225	(108)	5,531	6,682	(1,151)
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	755	3,143	(2,388)	3,234	7,558	(4,324)
Total	$9,912	$10,996	$(1,084)	$27,380	$32,791	$(5,411)

For the three months ended September 30, 2018 as compared to the corresponding period in 2017, general, administrative and operating expenses decreased by $1.1 million. The decrease was primarily driven by a $2.4 million reduction in expenses related to operating real estate and real estate held for sale in consolidated variable interest entities as a result of the de-consolidation of Riverchase Landing due to its sale in March 2018. The decrease was also driven by a $0.5 million reduction in base management and incentive fees due to a decrease in externally managed distressed residential mortgage loans and termination of an external management agreement related to our Agency IO investments. The decrease was offset by a $1.8 million increase in salaries, benefits and directors' compensation due to an increase in employee headcount as part of the internalization of our single family residential credit strategy.

For the nine months ended September 30, 2018 as compared to the corresponding period in 2017, general, administrative and operating expenses decreased by $5.4 million. The decrease was partially driven by a $4.3 million reduction in expenses related to operating real estate and real estate held for sale in consolidated variable interest entities as a result of cessation of depreciation and amortization expense on real estate held for sale in Consolidated VIEs subsequent to the second quarter of 2017 and the de-consolidation of Riverchase Landing due to its sale in March 2018. The decrease was also driven by a $1.9 million reduction in base management and incentive fees due to a decrease in sales activity related to our distressed residential mortgage loans and termination of an external management agreement related to our Agency IO investments. The decrease was offset by a $1.7 million increase in salaries, benefits and directors' compensation due to an increase in employee headcount as part of the internalization of our single family residential credit strategy.

The decrease in expenses related to distressed residential mortgage loans for the nine months ended September 30, 2018 as compared to the same period in 2017 can be attributed to a decrease in loan count as well as decreases in appraisal costs incurred during the 2018 period as compared to the same period in 2017.

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

The following tables set forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment type) for the three and nine months ended September 30, 2018 and 2017, respectively (dollar amounts in thousands):

Three Months Ended September 30, 2018

	Agency RMBS(1)	Multi- Family (2) (3)	Distressed Residential	Other	Total
Interest Income	$7,479	$19,668	$6,058	$1,899	$35,104
Interest Expense	(4,860)	(4,047)	(2,182)	(4,412)	(15,501)
Net Interest Income (Expense)	$2,619	$15,621	$3,876	$(2,513)	$19,603

Average Interest Earning Assets (3) (4)	$1,121,180	$681,040	$456,240	$140,960	$2,399,420
Weighted Average Yield on Interest Earning Assets (5)	2.67%	11.55%	5.31%	5.39%	5.85%
Average Cost of Funds (6)	(2.22)%	(5.04)%	(4.96)%	(4.19)%	(3.30)%
Portfolio Net Interest Margin (7)	0.45%	6.51%	0.35%	1.20%	2.55%

Nine Months Ended September 30, 2018

	Agency RMBS(1)	Multi- Family (2) (3)	Distressed Residential	Other	Total
Interest Income	$23,301	$55,440	$18,478	$5,334	$102,553
Interest Expense	(13,911)	(12,027)	(6,937)	(12,824)	(45,699)
Net Interest Income (Expense)	$9,390	$43,413	$11,541	$(7,490)	$56,854

Average Interest Earning Assets (3) (4)	$1,165,786	$647,400	$459,313	$139,894	$2,412,393
Weighted Average Yield on Interest Earning Assets (5)	2.66%	11.42%	5.36%	5.08%	5.67%
Average Cost of Funds (6)	(2.01)%	(4.72)%	(4.73)%	(3.80)%	(3.06)%
Portfolio Net Interest Margin (7)	0.65%	6.70%	0.63%	1.28%	2.61%

Three Months Ended September 30, 2017

	Agency RMBS(1)	Multi- Family (2) (3)	Distressed Residential	Other	Total
Interest Income	$1,931	$15,279	$5,807	$1,335	$24,352
Interest Expense	(1,354)	(2,744)	(3,091)	(3,843)	(11,032)
Net Interest Income (Expense)	$577	$12,535	$2,716	$(2,508)	$13,320

Average Interest Earning Assets (3) (4)	$453,323	$536,537	$531,050	$126,848	$1,647,758
Weighted Average Yield on Interest Earning Assets (5)	1.70%	11.39%	4.37%	4.21%	5.91%
Average Cost of Funds (6)	(1.44)%	(4.46)%	(4.28)%	(2.57)%	(3.10)%
Portfolio Net Interest Margin (7)	0.26%	6.93%	0.09%	1.64%	2.81%

Nine Months Ended September 30, 2017

	Agency RMBS(1)	Multi- Family (2) (3)	Distressed Residential	Other	Total
Interest Income	$6,549	$42,918	$22,765	$3,681	$75,913
Interest Expense	(3,963)	(7,614)	(10,745)	(10,644)	(32,966)
Net Interest Income (Expense)	$2,586	$35,304	$12,020	$(6,963)	$42,947

Average Interest Earning Assets (3) (4)	$490,023	$507,891	$604,907	$123,644	$1,726,465
Weighted Average Yield on Interest Earning Assets (5)	1.78%	11.27%	5.02%	3.97%	5.86%
Average Cost of Funds (6)	(1.32)%	(4.42)%	(4.05)%	(2.51)%	(2.98)%
Portfolio Net Interest Margin (7)	0.46%	6.85%	0.97%	1.46%	2.88%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income in multi-family investments to our condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income, multi-family loans held in securitization trusts	$86,458	$76,186	$257,179	$213,242
Interest income, investment securities, available for sale (a)	2,481	2,463	7,389	7,689
Interest income, preferred equity investments and mezzanine loans (a)	5,874	3,660	15,182	9,822
Interest expense, multi-family collateralized debt obligation	(75,145)	(67,030)	(224,310)	(187,835)
Interest income, Multi-Family, net	19,668	15,279	55,440	42,918
Interest expense, investment securities, available for sale	(3,317)	(2,036)	(9,853)	(5,504)
Interest expense, securitized debt	(730)	(708)	(2,174)	(2,110)
Net interest income, Multi-Family	$15,621	$12,535	$43,413	$35,304

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

(3)	Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. In the three months ended September 30, 2018, our subordinated debentures and convertible notes generated interest expense of approximately $0.7 million and $2.7 million, respectively. In the nine months ended September 30, 2018, our subordinated debentures and convertible notes generated interest expense of approximately $2.0 million and $8.0 million, respectively. In the three months ended September 30, 2017, our subordinated debentures and convertible notes generated interest expense of approximately $0.6 million and $2.6 million, respectively. In the nine months ended September 30, 2017, our subordinated debentures and convertible notes generated interest expense of approximately $1.7 million and $7.2 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps and amortization of premium on our swaptions.

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

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency Fixed-Rate RMBS	Agency ARMs	Agency IOs	Residential Securitizations
September 30, 2018	7.3%	14.6%	—	23.1%
June 30, 2018	5.9%	16.3%	13.2%	20.1%
March 31, 2018	5.4%	10.2%	10.2%	10.8%
December 31, 2017	6.3%	12.9%	17.8%	22.1%
September 30, 2017	12.8%	9.4%	17.4%	18.2%
June 30, 2017	9.6%	16.5%	17.5%	16.8%
March 31, 2017	10.6%	8.3%	15.9%	5.1%
December 31, 2016	12.3%	21.7%	19.4%	11.1%
September 30, 2016	10.0%	20.7%	18.2%	15.9%

When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. During the second quarter of 2018, the Company completely exited its Agency IO strategy. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Financial Condition

As of September 30, 2018, we had approximately $12.3 billion of total assets, as compared to approximately $12.1 billion of total assets as of December 31, 2017. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of September 30, 2018 and December 31, 2017, the Consolidated K-Series assets amounted to approximately $10.1 billion and $9.7 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q. For a reconciliation of our actual interest in the Consolidated K-Series to our financial statements, see "Capital Allocation" and "Quarterly Comparative Portfolio Net Interest Margin" above.

Balance Sheet Analysis

Investment Securities Available for Sale. At September 30, 2018, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, CMBS, and non-Agency RMBS, which are classified as investment securities available for sale. At September 30, 2018, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in the carrying value of our investment securities available for sale as of September 30, 2018 as compared to December 31, 2017 is primarily related to sales of Agency IOs, principal payments and unrealized losses.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	September 30, 2018		December 31, 2017
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$12,648	$13,110	$16,290	$16,899
2012	61,362	61,610	72,498	74,173
Total ARMs	74,010	74,720	88,788	91,072
Fixed Rate
Prior to 2012	395	395	597	609
2012	217,664	214,886	257,978	262,792
2015	2,406	2,374	2,786	2,886
2017	753,897	743,545	757,387	780,998
2018	19,769	19,513	—	—
Total Fixed Rate	994,131	980,713	1,018,748	1,047,285
IO
Prior to 2013	—	—	152,994	21,405
2013	—	—	27,484	4,361
2014	—	—	19,371	1,944
2015	—	—	5,636	956
2016	—	—	31,480	2,513
Total IOs	—	—	236,965	31,179

Total Agency RMBS	1,068,141	1,055,433	1,344,501	1,169,536

Non-Agency RMBS
2006	186	178	211	192
2016	2,499	2,512	16,978	17,118
2017	19,000	18,829	84,054	84,815
2018	76,917	76,725	—	—
Total Non-Agency RMBS	98,602	98,244	101,243	102,125

CMBS
Prior to 2013 (1)	811,020	51,751	821,746	47,922
2016	23,559	25,471	36,108	38,270
2017	53,490	53,025	55,977	55,228
2018	4,000	3,264	—	—
Total CMBS	892,069	133,511	913,831	141,420

Total	$2,058,812	$1,287,188	$2,359,575	$1,413,081

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at September 30, 2018 and December 31, 2017, respectively.

Residential Mortgage Loans.

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At September 30, 2018, residential mortgage loans held in securitization trusts totaled approximately $60.5 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $5.0 million. Of the residential mortgage loans held in securitization trusts, 100% are traditional ARMs or hybrid ARMs, 81.2% of which are ARM loans that are interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. As of September 30, 2018, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2018	207	$63,717	$60,459
December 31, 2017	240	$77,519	$73,820

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	September 30, 2018			December 31, 2017
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$422	$2,850	$48	$423	$2,850	$48
Current Coupon Rate	4.58%	6.13%	3.00%	3.79%	5.63%	2.38%
Gross Margin	2.36%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.33%	12.63%	9.38%	11.32%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	200	207	166	209	216	175
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	725	818	603	725	818	603
Original LTV	70.54%	95.00%	16.28%	70.17%	95.00%	16.28%

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
The following table details our residential mortgage loans, at fair value at September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Distressed Residential Loans			Residential Second Mortgages
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
September 30, 2018	614	$120,886	$112,550	1,142	$68,575	$69,360
December 31, 2017	201	$42,789	$36,914	766	$49,316	$50,239

Distressed residential mortgage loans and second mortgages with a fair value of approximately $110.9 million and $44.2 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral for master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Residential Second Mortgages, at Fair Value:

Combined Loan to Value at Purchase	September 30, 2018	December 31, 2017
50.00% or less	2.9%	2.4%
50.01% - 60.00%	3.8%	4.1%
60.01% - 70.00%	7.6%	8.0%
70.01% - 80.00%	24.6%	21.5%
80.01% - 90.00%	58.8%	62.1%
90.01% - 100.00%	2.3%	1.9%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2018	December 31, 2017
651 to 700	14.8%	10.6%
701 to 750	56.6%	58.4%
751 to 800	26.4%	28.6%
801 and over	2.2%	2.4%
Total	100.0%	100.0%

Current Coupon	September 30, 2018	December 31, 2017
5.01% – 6.00%	0.6%	0.7%
6.01% and over	99.4%	99.3%
Total	100.0%	100.0%

Delinquency Status	September 30, 2018	December 31, 2017
Current	99.3%	99.5%
31 – 60 days	—	0.3%
61 – 90 days	0.3%	0.1%
90+ days	0.4%	0.1%
Total	100.0%	100.0%

Origination Year	September 30, 2018	December 31, 2017
2015	1.3%	1.1%
2016	15.6%	26.3%
2017	46.7%	72.6%
2018	36.4%	—
Total	100.0%	100.0%

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

The following table details our portfolio of distressed residential mortgage loans at carrying value, including those distressed residential mortgage loans held in securitization trusts, at September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2018	3,127	$277,137	$260,837
December 31, 2017	3,729	$355,998	$331,464

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $96.5 million and $121.8 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $86.8 million and $81.9 million at September 30, 2018 and December 31, 2017, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $143.8 million and $182.6 million at September 30, 2018 and December 31, 2017, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of our Acquired Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts and Distressed Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase	September 30, 2018	December 31, 2017
50.00% or less	5.5%	4.7%
50.01% - 60.00%	5.8%	5.1%
60.01% - 70.00%	9.1%	7.8%
70.01% - 80.00%	14.2%	12.4%
80.01% - 90.00%	14.9%	14.1%
90.01% - 100.00%	15.7%	15.7%
100.01% and over	34.8%	40.2%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2018	December 31, 2017
550 or less	18.1%	19.9%
551 to 600	27.6%	29.2%
601 to 650	28.3%	27.8%
651 to 700	15.2%	13.4%
701 to 750	6.6%	6.2%
751 to 800	3.7%	3.0%
801 and over	0.5%	0.5%
Total	100.0%	100.0%

Current Coupon	September 30, 2018	December 31, 2017
3.00% or less	9.5%	9.7%
3.01% - 4.00%	16.0%	13.9%
4.01% - 5.00%	26.0%	23.0%
5.01% – 6.00%	13.3%	11.9%
6.01% and over	35.2%	41.5%
Total	100.0%	100.0%

Delinquency Status	September 30, 2018	December 31, 2017
Current	77.3%	65.2%
31 – 60 days	2.1%	11.5%
61 – 90 days	4.3%	5.1%
90+ days	16.3%	18.2%
Total	100.0%	100.0%

Origination Year	September 30, 2018	December 31, 2017
2005 or earlier	27.0%	26.0%
2006	17.4%	16.5%
2007	27.8%	30.6%
2008 or later	27.8%	26.9%
Total	100.0%	100.0%

Consolidated K-Series. As of September 30, 2018 and December 31, 2017, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in eight and seven Freddie Mac-sponsored multi-family K-Series securitizations as of September 30, 2018 and December 31, 2017, respectively, of which we, or one of our SPEs, own the first loss securities and, in certain cases, IOs and/or mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the Consolidated K-Series were comprised of $10.1 billion and $9.7 billion, respectively, in multi-family loans held in securitization trusts and $9.5 billion and $9.2 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.06% and 3.92%, respectively. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 included interest income of $86.5 million and $257.2 million, respectively, and interest expense of $75.1 million and $224.3 million, respectively. Also, we recognized a $12.3 million and a $31.9 million unrealized gain in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, as a result of the fair value accounting method election. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 included interest income of $76.2 million and $213.2 million, respectively, and interest expense of $67.0 million and $187.8 million, respectively. Also, we recognized a $2.4 million and a $5.2 million unrealized gain in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss and mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss PO, and, in certain cases, IOs and/or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $566.5 million and $468.0 million as of September 30, 2018 and December 31, 2017, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of September 30, 2018 and December 31, 2017, respectively (dollar amounts in thousands, except as noted):

	September 30, 2018	December 31, 2017
Current balance of loans	$12,153,291	$11,479,393
Number of loans	702	662
Weighted average original LTV	69.3%	69.5%
Weighted average underwritten debt service coverage ratio	1.44x	1.44x
Current average loan size	$17,312	$17,340
Weighted average original loan term (in months)	123	120
Weighted average current remaining term (in months)	62	64
Weighted average loan rate	4.33%	4.32%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.8%	14.7%
Texas	11.8%	12.7%
New York	6.1%	6.5%
Maryland	5.1%	5.5%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of September 30, 2018 and December 31, 2017, we had approximately $43.7 million and $51.1 million of investments in unconsolidated entities, respectively.

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

Preferred Equity and Mezzanine Loan Investments.  The Company had preferred equity and mezzanine loan investments in the amount of $198.3 million and $138.9 million as of September 30, 2018 and December 31, 2017, respectively.
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
As of September 30, 2018, all preferred equity and mezzanine loan investments were paying in accordance with their contractual terms. During the three and nine months ended September 30, 2018, there were no impairments with respect to our preferred equity and mezzanine loan investments. As of September 30, 2018, the Company is committed to fund an additional $1.7 million of preferred equity on an existing investment.
The following tables summarize our preferred equity and mezzanine loan investments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	24	$187,508	$189,233	11.92%	6.2
Mezzanine loans	4	10,769	10,814	12.30%	17.6
Total	28	$198,277	$200,047	11.94%	6.8

	December 31, 2017
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	20	$132,009	$133,618	12.02%	6.6
Mezzanine loans	3	6,911	6,942	12.95%	6.8
Total	23	$138,920	$140,560	12.07%	6.6

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loan Investments Characteristics

Combined Loan to Value at Investment	September 30, 2018	December 31, 2017
70.01% - 80.00%	3.9%	5.4%
80.01% - 90.00%	96.1%	94.6%
Total	100.0%	100.0%
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

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale, with anticipation of completing a sale to a third party buyer in 2018. As a result, the Company classified the real estate assets held by The Clusters in the amount of $29.6 million and $29.3 million as real estate held for sale in consolidated variable interest entities as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, the Company had repurchase agreements with an outstanding balance of $1.1 billion and a weighted average interest rate of 2.90%. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%. Our repurchase agreements have a weighted average days to maturity of 29 days.

At September 30, 2018 and December 31, 2017, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 7.4% and 5.0%, respectively. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of September 30, 2018, the outstanding balance under our repurchase agreements was funded at an advance rate of 90.3% that implies an average haircut of 9.7%. As of December 31, 2017, the outstanding balance under our repurchase agreements was funded at an advance rate of 90.0% that implies an average haircut of 10.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS and CMBS was approximately 5% and 25%, respectively, at September 30, 2018.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2018, 2017 and 2016 for our repurchase agreement borrowings (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2018	$1,144,080	$1,130,659	$1,163,683
June 30, 2018	$1,230,648	$1,179,961	$1,279,121
March 31, 2018	$1,287,939	$1,287,314	$1,297,949

December 31, 2017	$1,224,771	$1,276,918	$1,276,918
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund the purchase of residential mortgage loans, expiring on June 8, 2019. The outstanding balance on this master repurchase agreement as of September 30, 2018 and December 31, 2017 amounts to approximately $141.5 million and $123.6 million, respectively, bearing interest at one-month LIBOR plus 2.40% and 2.50%, respectively (4.62% and 4.05% at September 30, 2018 and December 31, 2017, respectively). Residential mortgage loans with a carrying value of approximately $194.9 million at September 30, 2018 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the purchase of residential mortgage loans, particularly second mortgage loans, expiring on May 25, 2017. On May 24, 2017, the Company entered into an amended master repurchase agreement that reduced the committed principal amount to $25.0 million and extends the maturity date to November 24, 2018. The outstanding balance on this master repurchase agreement as of September 30, 2018 and December 31, 2017 amounts to approximately $35.9 million and $26.1 million, respectively, with the amount in excess of $25.0 million being uncommitted, bearing interest at one-month LIBOR plus 3.50% (5.72% and 5.05% at September 30, 2018 and December 31, 2017, respectively). Second mortgages with a carrying value of approximately $59.9 million at September 30, 2018 are pledged as collateral for the borrowings under this master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

Residential Collateralized Debt Obligations. As of September 30, 2018 and December 31, 2017, we had Residential CDOs of $56.5 million and $70.3 million, respectively. As of September 30, 2018 and December 31, 2017, the weighted average interest rate of these Residential CDOs was 2.83% and 2.16%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $63.7 million and $77.5 million at September 30, 2018 and December 31, 2017, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, had a net investment in the residential securitization trusts of $5.0 million and $4.4 million at September 30, 2018 and December 31, 2017, respectively.

Securitized Debt. As of September 30, 2018 and December 31, 2017, we had approximately $53.6 million and $81.5 million of securitized debt, respectively. As of September 30, 2018 and December 31, 2017, the weighted average interest rate for our securitized debt was 4.75% and 4.48%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 10 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of September 30, 2018 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

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

Subordinated Debentures

As of September 30, 2018, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 6.18%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company held preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements. Both of Riverchase Landing's and The Clusters' real estate investments were subject to a mortgage payable as of December 31, 2017. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. The Clusters' real estate investment remains subject to a mortgage payable of $27.4 million and the Company has no obligation for this liability as of September 30, 2018. See Note 10 to our condensed consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates KRVI into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $5.1 million that has an unused commitment of $3.3 million as of September 30, 2018. See Note 10 to our condensed consolidated financial statements included in this report for more information on KRVI.

Derivative Assets and Liabilities. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, interest rate caps, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs.

Our derivative instruments are currently comprised of interest rate swaps. We use interest rate swaps to hedge variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Historically, we have accounted for these interest rate swaps under the hedged accounting methodology with changes in value reflected in comprehensive earnings and not through the statement of operations. Beginning in the fourth quarter of 2017, the Company did not elect hedge accounting treatment and all changes in fair value are recognized in the statement of operations.
At September 30, 2018 and December 31, 2017, the Company had no outstanding swaps that qualify as cash flow hedges for financial reporting purposes. See Note 12 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at September 30, 2018 was $1.1 billion and included $35.3 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at September 30, 2018 consisted of $54.2 million in unrealized losses related to our Agency RMBS and $0.1 million in net unrealized losses related to non-Agency RMBS, partially offset by $19.0 million in net unrealized gains related to our CMBS. The Company's stockholders’ equity at December 31, 2017 was $971.9 million and included $5.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2017 consisted of $18.2 million in net unrealized gains related to our CMBS and $1.8 million in net unrealized gains related to our non-Agency RMBS, partially offset by $14.5 million in unrealized losses related to our Agency RMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2018 (amounts in thousands, except per share):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$715,967	124,313	$5.76	$671,865	111,910	$6.00
Common stock issuance, net (2)	101,795	16,902		176,723	29,305
Balance after share issuance activity	817,762	141,215	5.79	848,588	141,215	6.01
Dividends declared	(28,243)		(0.20)	(75,529)		(0.53)
Net change in accumulated other comprehensive income:
Investment securities (3)	(9,874)		(0.07)	(40,876)		(0.29)
Net income attributable to Company's common stockholders	28,048		0.20	75,510		0.53
Ending Balance	$807,693	141,215	$5.72	$807,693	141,215	$5.72

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of September 30, 2018 of 141,214,528.

(2)	Includes amortization of stock based compensation.

(3)
The decline of $9.9 million and $40.9 million related to investment securities for the three and nine months ended September 30, 2018, respectively, is primarily due to a decline in the value of the Agency RMBS portfolio.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management and incentive fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically ten to fifteen years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain assets from its investment portfolio as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the nine months ended September 30, 2018, net cash and restricted cash decreased primarily as a result of $200.7 million used in financing activities, partially offset by $141.2 million provided by investing activities and $19.1 million provided by operating activities. Our financing activities primarily included $102.0 million in payments made on multi-family CDOs, net payments made on financing arrangements of $118.6 million, $87.5 million in aggregate dividends paid on common stock and preferred stock, $29.2 million in payments made on securitized debt, $25.8 million in payments made on mortgages and notes payable in Consolidated VIEs, and $13.9 million in payments made on Residential CDOs, partially offset by $175.0 million in proceeds from the issuance of common stock and $1.1 million in advances on mortgages and notes payable in Consolidated VIEs.

Our investing activities primarily included $193.1 million in principal paydowns on investment securities available for sale, $102.0 million in principal repayments received on multi-family loans held in securitization trusts, $93.2 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, $33.2 million in net proceeds from sales of real estate in Consolidated VIEs, $26.9 million in proceeds from sales of investment securities, $17.7 million in net proceeds from other derivative instruments settled during the period, $13.4 million in principal repayments received on residential mortgage loans held in securitization trusts, $11.9 million of return of capital from unconsolidated entities, $9.5 million in principal repayments received on preferred equity and mezzanine loan investments and $3.2 million in proceeds from sale of real estate owned, partially offset by $140.2 million of purchases of investment securities, $118.7 million of purchases of residential mortgage loans and distressed residential mortgage loans, $65.7 million in the funding of preferred equity, equity and mezzanine loan investments and $37.7 million of purchases of investments held in multi-family securitization trusts.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of common stock and preferred equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At September 30, 2018, we had cash and cash equivalents balances of $57.5 million, which decreased from $95.2 million at December 31, 2017. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements to finance the more liquid assets in our investment portfolio, such as Agency RMBS. In recent years, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including new capital requirement regulations. However, as certain lenders have exited the space, other financing counterparties that had not participated in the repo lending market historically have stepped in, offsetting, in part the lenders that have elected to exit.

As of September 30, 2018, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with ten different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2018, we had an aggregate amount at risk under our repurchase agreements of approximately $174.0 million, with no more than approximately $81.6 million at risk with any single counterparty. The Company had short-term repurchase agreement borrowings of $1.1 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities we believe may be posted as margin. We had $57.5 million in cash and cash equivalents and $429.4 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2018 included $156.5 million of Agency RMBS, $173.6 million of CMBS and $99.3 million of non-Agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 43.1% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At September 30, 2018, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch. The outstanding balances under the first master repurchase agreement with a maximum committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million amounted to approximately $141.5 million and $123.6 million at September 30, 2018 and December 31, 2017, respectively. This agreement is collateralized by residential mortgage loans with a carrying value of $194.9 million at September 30, 2018 and expires on June 8, 2019. The outstanding balances under the second master repurchase agreement with a maximum aggregate committed principal amount of $25.0 million and a maximum uncommitted principal amount of $25.0 million amounted to approximately $35.9 million and $26.1 million at September 30, 2018 and December 31, 2017, respectively. This agreement is collateralized by second mortgages with a carrying value of $59.9 million at September 30, 2018, and expires on November 24, 2018. The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financing prior to or at maturity.

At September 30, 2018, we also had other longer-term debt, including Residential CDOs outstanding of $56.5 million, multi-family CDOs outstanding of $9.5 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $53.6 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of September 30, 2018 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 10 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

As of September 30, 2018, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.4 to 1. Our overall leverage ratio does not include the mortgage debt of The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs, for which we have no obligation. As of September 30, 2018, our leverage ratio on our short term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.2 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at-the-market” equity offering program pursuant to an equity distribution agreement (the "ATM Program"), as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On August 14, 2018, the Company issued 14,375,000 shares of its common stock through an underwritten public offering, at a public offering price of $6.16 per share, resulting in total net proceeds to the Company of $86.0 million after deducting underwriting discounts and commissions and offering expenses.

On September 10, 2018, the Company entered into an amendment to its equity distribution agreement (as amended, the “Equity Distribution Agreement”) with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as sales agent, to increase the amount available for issuance under the Equity Distribution Agreement by $77.1 million. Pursuant to the Equity Distribution Agreement, we may offer and sell shares of our common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $177.1 million, from time to time through Credit Suisse. The Company has no obligation to sell any of the shares of common stock issuable under the Equity Distribution Agreement and may at any time suspend solicitations and offers under the Equity Distribution Agreement.

During the three months ended September 30, 2018, the Company issued 2,443,487 shares of its common stock under the Equity Distribution Agreement, at an average sales price of $6.31 per share, resulting in total net proceeds to the Company of $15.2 million after deducting the placement fees. During the nine months ended September 30, 2018, the Company issued 14,588,631 shares of its common stock under the Equity Distribution Agreement, at an average sales price of $6.19 per share, resulting in total net proceeds to the Company of $89.0 million after deducting the placement fees. As of September 30, 2018, approximately $86.4 million of common stock remains available for issuance under the Equity Distribution Agreement.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of September 30, 2018 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(19,233)
+100	$(9,605)
-100	$8,436

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

With respect to the $260.8 million of distressed residential mortgage loans and $112.5 million of distressed residential mortgage loans, at fair value owned by the Company at September 30, 2018, we purchased these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.

As of September 30, 2018, we own $541.7 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 43.8% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of September 30, 2018, we own approximately $245.5 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised its rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment. Additionally, the Company believes it has an asset management team with the experience and expertise necessary to efficiently manage The Clusters while working toward a successful resolution for this investment.

We are exposed to credit risk in our investments in non-Agency RMBS totaling $98.2 million as of September 30, 2018. The non-Agency RMBS in our investment portfolio may consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our first loss principal only CMBS investments, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2018 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2018, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(119,580)	3.0
+100	$(54,924)	2.6
Base		1.6
-100	$22,971	0.7

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 6, 2018	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Kristine R. Nario-Eng
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

10.1
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.