Form 10-K
period 2018-12-31
NEW YORK MORTGAGE TRUST INC
filed 2019-02-25
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☐ Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was $740,252,950.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on February 1, 2019 was 170,241,340.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders scheduled for June 2019 to be filed with the Securities and Exchange Commission by no later than April 30, 2019.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

PART I
Item 1. BUSINESS

Certain Defined Terms

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

•	“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;

•	"Agency fixed-rate RMBS" refers to Agency RMBS comprised of fixed-rate RMBS;

•	“Agency IOs” refers to Agency RMBS comprised of IO RMBS;

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

•	“ARMs” refers to adjustable-rate residential mortgage loans;

•	“CDO” refers to collateralized debt obligation;

•
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as PO, IO or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•
“Consolidated K-Series” refers to certain Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our "special purpose entities," or "SPEs," own the first loss POs and certain IOs and mezzanine securities, that we consolidate in our financial statements in accordance with GAAP;

•
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE;

•	“distressed residential mortgage loans” refers to pools of seasoned re-performing, non-performing, and other delinquent mortgage loans secured by first liens on one- to four-family properties;

•
"excess mortgage servicing spread" refers to the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and the base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract;

•	"GAAP" refers to generally accepted accounting principles within the United States;

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	“IO RMBS” refers to RMBS comprised of IOs;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“non-Agency RMBS” refers to RMBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation;

•	“non-QM loans” refers to residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau;

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•	“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARMs held in our securitization trusts formed in 2005;

•	“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities;

•	“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans; and

•
“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

General

We are a real estate investment trust ("REIT") for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive assets and investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-related and residential housing-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, excess mortgage servicing spreads and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

In connection with our growth in recent years, we have taken steps each year since 2016 to internalize the investment management of our various investment portfolios. In May 2016, we acquired our external manager for our structured multi-family property investments. During the first half of 2018, we exited our externally-managed Agency IO strategy and in August 2018, we began the process to internalize the management of our distressed residential loan strategy in order to expand our capabilities in self managing, sourcing and creating single-family residential credit assets. Accordingly, we have added 14 investment professionals to our single-family residential credit investment team and have provided Headlands Asset Management, LLC (“Headlands”), the external manager of our distressed residential loan strategy, notice that we intend to cause our management agreement with them to expire when its term ends in June 2019. We believe that internalization of all our credit investing functions, including both multi-family and single-family residential credit investments, will strengthen our ability to identify and secure future investment opportunities in this key strategic area for our company.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer-term repurchase agreement borrowings with terms between one year and 24 months and longer-term financings, such as securitizations and convertible notes, with terms longer than one year.

We have elected to be taxed as a REIT for U.S. federal income tax purposes and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income, distribution and ownership tests and record keeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our TRSs.

The financial information requirements required under this Item 1 may be found in our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Our Investment Strategy

Our strategy is to construct a portfolio of mortgage-related and residential housing-related assets that include elements of credit risk and interest rate risk. We have sought in recent years, and intend in the future to continue, to focus on expanding our portfolio of “credit sensitive” assets, which we believe will benefit from improving credit metrics. We define “credit sensitive” assets as (i) structured multi-family property investments, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages and other residential mortgage loans, (iii) non-Agency RMBS and (iv) other mortgage-related and residential housing-related assets that contain credit risk. In pursuing credit sensitive assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest margin. We also own and manage a highly-leveraged portfolio of Agency RMBS, primarily comprised of Agency fixed-rate RMBS and Agency ARMs, and we may pursue opportunistic acquisitions of other types of assets that meet our investment criteria.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral, the composition of our investment portfolio, REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market and economic conditions. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in assets that meet our underwriting requirements. Consistent with our strategy to produce returns through a combination of net interest margin and net realized capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

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

For more information regarding our portfolio as of December 31, 2018, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Credit Sensitive Assets

Our portfolio of credit sensitive assets is currently comprised of investments in two asset categories: structured multi-family property investments and single-family residential credit investments.

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
With respect to our preferred equity and mezzanine loan investments where we participate as a capital partner, we generally pursue multi-family properties with unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that will lead to net cash flow growth and capital gains. Generally, we target investments in multi-family properties that are or have been:

•	located in a particularly dynamic submarket with strong prospects for rental growth;

•	located in smaller markets that are underserved and more attractively priced;

•	poorly managed by the previous owner, creating an opportunity for overall net income growth through better management practices;

•	undercapitalized and may benefit from an investment in physical improvements; or

•	highly stable and are suitably positioned to support high-yield preferred equity or mezzanine debt within their capital structure.

As a capital partner, we generally seek experienced property-level operators or real estate entrepreneurs who have the ability to identify and manage strong investment opportunities. We require our operating partners to maintain a material investment in every multi-family property in which we make a preferred equity investment or provide mezzanine financing.

Multi-Family CMBS. Our portfolio of multi-family CMBS is comprised of (i) first loss POs issued by certain multi-family loan K-series securitizations sponsored by Freddie Mac and (ii) certain IOs and mezzanine securities issued by these securitizations. Our investments in these privately placed first loss POs generally represent 7.5% of the overall securitization which typically initially totals approximately $1.0 billion in multi-family loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Our first loss POs are typically backed by fixed rate balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is ten to fifteen years from the date the underlying mortgage loans are originated. Moreover, each first loss PO of multi-family CMBS in our portfolio is the most junior of securities issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior securities being exposed to loss. As a result, each of the first loss POs in our portfolio has been purchased, upon completion of a credit analysis and due diligence, at a sizable discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss PO, the Company has the right to participate in the workout of any distressed property in the securitization. We believe this right provides the Company with an opportunity to mitigate or reduce any possible loss associated with the distressed property. The IOs that we own represent a strip off the entire securitization allowing the Company to receive cash flows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17.5 basis points and the underlying notional amount approximates $1.0 billion each. We also invest in mezzanine securities of multi-family CMBS, the investment in which may involve our use of some form of leverage in order to generate attractive risk-adjusted returns on these securities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been generally underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, the multi-family CMBS we own are not guaranteed by Freddie Mac.

Preferred Equity. We currently own, and expect to originate in the future, preferred equity investments in entities that directly or indirectly own multi-family properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first-mortgage loan on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Preferred equity typically has loan-to-value ratios of 70% to 90% when combined with the first-mortgage loan amount. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the first-mortgage loan on the property, and we expect to hold these investments until the mandatory redemption date.

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

We may structure our mezzanine loans so that we receive a fixed or variable interest rate on the loan. Our mezzanine loans may also have prepayment lockouts, prepayment penalties, minimum profit hurdles or other mechanisms to protect and enhance returns in the event of premature repayment. We expect these investments will typically have terms from three to ten years. Mezzanine loans typically have loan-to-value ratios between 70% and 90% when combined with the first-mortgage loan amount.

Joint Venture Equity. We own two joint venture investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pari passu basis between us and the other operating partners. In most cases, we have provided between 77% and 90% of the total equity capital for the joint venture, with our operating partner providing the balance of the equity capital.

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

Single-Family Residential Credit Investments

We first began acquiring residential mortgage loans in 2010 from select mortgage loan originators and secondary market institutions. We generally seek to acquire pools of single-family residential mortgage loans from select mortgage loan originators and secondary market institutions and contract with originators to acquire residential mortgage loans they newly originate that meet our purchase criteria. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.

Distressed Residential Mortgage Loans. The distressed residential mortgage loans consist of seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties. The loans were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with downside protection while we work to rehabilitate these loans to performing status.

Performing Residential Mortgage Loans. The performing residential mortgage loans consist of GSE eligible mortgage loans, non-QM mortgage loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines, but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines.

Second Mortgages. During the third quarter of 2015, we announced the expansion of our credit residential strategy through investments in targeted newly originated second mortgages. We purchase second mortgages that have equity in excess of the balance on the combined first and second lien mortgage owed and predominantly meet our underwriting guidelines. We believe this program provides us with attractive risk-adjusted returns by targeting higher credit-quality borrowers that we believe are currently underserved by large financial institutions.

Investments in Non-Agency RMBS. Our non-Agency RMBS are collateralized by residential credit assets. The non-Agency RMBS in our investment portfolio may consist of the senior, mezzanine or subordinate tranches in the securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. We believe that non-Agency RMBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

Leveraged Agency RMBS Investments

Our Agency fixed-rate RMBS portfolio consists of pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which are primarily backed by 15-year and 30-year residential fixed-rate mortgage loans.

Our Agency ARMs consist of pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and are backed by ARMs or hybrid ARMs. Our current portfolio of Agency ARMs has interest reset periods ranging from 1 month to 44 months.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-term repurchase agreement borrowings and structured financings, including securitized debt, CDOs, long-term subordinated debt, and convertible notes. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer -term financing for our more illiquid assets. Based on our current portfolio composition, our overall target leverage ratio is approximately 2.4 to 1. This target may be adjusted depending on the composition of our overall portfolio.

As of December 31, 2018, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 2.0 to 1. Our overall leverage ratio does not include the mortgage debt of The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs and other non-recourse debt, for which we have no obligation. Our leverage ratio on our short-term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.8 to 1 as of December 31, 2018. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We primarily rely on repurchase agreements to fund the securities we own. These repurchase agreements provide us with borrowings, which have terms ranging from 30 days to 24 months, that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short-term market interest rate used to determine short-term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the assets that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged.

With respect to our investments in credit assets that are not financed by short-term repurchase agreements, we finance our investment in these assets through long-term borrowings and working capital. Our financings may include longer-term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing.  We engage in longer-term financings for the primary purpose of obtaining longer-term non-recourse financing on these assets.

Pursuant to the terms of our long-term debt financings, our ability to access the cash flows generated by the assets serving as collateral for these borrowings may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. As part of each of our securitized debt financings and longer-term master repurchase agreements that finance certain of our credit assets, we have provided a guarantee with respect to certain terms of some of these longer-term borrowings incurred by certain of our subsidiaries and we may provide similar guarantees in connection with future financings.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2018, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

We may use TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency investment strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 275 Madison Avenue, Suite 3200, New York, New York, 10016 and our telephone number is (212) 792-0107. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California. As of December 31, 2018, we employed 36 full-time employees.

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

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer and to our other employees. We have also adopted a Code of Ethics for senior financial officers, including the principal financial officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of either of these Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website at www.nymtrust.com, “Corporate Governance”. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 275 Madison Avenue, Suite 3200, New York, New York, 10016. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our assets, changes in credit spreads, the impact of a downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, or Ginnie Mae; market volatility; changes in the prepayment rates on the loans we own or that underlie our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to identify and acquire our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations, or policies affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” elsewhere in this Annual Report on Form 10-K, as updated by those risks described in our subsequent filings under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio. A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities and residential mortgage loans, at fair value will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity. As a result, a decline in market values of assets in our investment portfolio may reduce the book value of our assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

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

Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses in the future.

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, changes in monetary policy, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates and geopolitical issues and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and financial markets. The residential and commercial mortgage markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008, the severity of which was largely unanticipated by the markets, and there can be no assurance that such adverse markets will not occur in the future.

In addition, an economic slowdown, delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, the loans underlying certain of our investment securities or the commercial properties that we finance or in which we invest, default or become delinquent on their obligations, we may incur material losses on those loans or investment securities. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our assets or cause us to experience losses related thereto, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

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

In addition, the RMBS and residential mortgage loans we invest in may be comprised of ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on the Agency ARMs or residential mortgage loans comprised of ARMs in our portfolio. This problem is magnified for securities backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs that are not fully indexed. Further, certain securities backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on Agency ARMs backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

In general, “premium” assets (assets whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, “discount” assets (assets whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Since many RMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes.

The adverse effects of prepayments may impact us in various ways. First, certain investments, such as IOs, may experience outright losses in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our stockholders could be materially adversely affected.

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

Certain of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, a significant portion of our repurchase agreements and our borrowings provide for a payment reset period of 30 days or less. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on RMBS or other assets, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

Our investments include high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We own and seek to acquire higher yielding or subordinated or lower rated securities, including subordinated securities of CMBS or non-Agency RMBS, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry, rising interest rates or negative economic conditions. These assets may not be secured by mortgages or liens on assets. Our right to payment or a security interest with respect to such assets may be subordinated to the payment rights or security interests of the holders of more senior positions. Therefore, we may be limited in our ability to enforce our rights to collect on these assets through a foreclosure of collateral.

Our direct and indirect investments in multi-family and other commercial properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Our direct and indirect investments in multi-family or other commercial properties are subject to risks of delinquency and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan or obligation secured by, or an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;

•	property location, condition, and design;

•	new construction of competitive properties;

•	a surge in homeownership rates;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in specific industry segments, including the labor, credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate taxes, energy costs and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses; and

•	the risks particular to real property, including those described in “-Our real estate assets are subject to risks particular to real property.”

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

The preferred equity or mezzanine loan investments that we may acquire or originate will involve greater risks of loss than senior loans secured by income-producing properties.

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

Before acquiring certain assets, including, without limitation, whole mortgage loans, structured multi-family property investments, or other mortgage-related or fixed income assets, we may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset, or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our real estate assets are subject to risks particular to real property.

We own real estate and assets secured by real estate, and may in the future acquire more of these assets, either through direct or indirect investments or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001, social unrest and civil disturbances;

•	adverse changes in national and local economic and market conditions; and

•
changes in governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The geographic distribution of the loans we own or underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks.

The geographic distribution of the loans we own or underlying, and collateral securing our investments, including our interests in non-Agency RMBS, structured multi-family property investments and residential loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and changes in interest rates. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, our business, financial condition and results of operations and ability to make distributions to could be materially adversely affected.

The lack of liquidity in certain of our assets may adversely affect our business.

A portion of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. For example, certain of our multi-family CMBS are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. The illiquidity of certain of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations and financial condition.

Our Level 2 portfolio investments are recorded at fair value based on market quotations from pricing services and brokers/dealers. Our Level 3 investments are recorded at fair value utilizing a third party pricing service or internal valuation models. The value of our securities, in particular our common stock, could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities or other investments that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly basis at fair value as determined by our management based on market quotations from pricing services and brokers/dealers and/or internal valuation models. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and are based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our securities, in particular our common stock, could be materially adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We have determined that certain securitization trusts that issued certain of our multi-family CMBS are VIEs of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within those securitization trusts. As a result, we are required to consolidate the underlying multi-family loan or securities, as applicable, related debt, interest income and interest expense of those securitization trusts in our financial statements, although our actual investments in these securitization trusts generally represent a small percentage of the total assets of the trusts. Prior to the year ended December 31, 2012, we historically accounted for the multi-family CMBS in our investment portfolio through accumulated other comprehensive income, pursuant to which unrealized gains and losses on those multi-family CMBS were reflected as an adjustment to stockholders’ equity. However, the fair value option requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary, such as the Consolidated K-Series, be reflected through our earnings. As we acquire additional multi-family CMBS assets in the future that are similar in structure and form to the Consolidated K-Series’ assets or securitize investment securities owned by us, we may be required to consolidate the assets and liabilities of the issuing or securitization trust and would expect to elect the fair value option for those assets. In addition, we have elected the fair value option on certain of our distressed and other residential mortgage loans where changes in fair value are recorded in our consolidated statements of operations each period. Our earnings may experience greater volatility in the future as a decline in the fair value of our distressed and other residential mortgage loans at fair value and the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders' equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Competition may prevent us from acquiring assets on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire our targeted assets at favorable spreads over our borrowing costs. In acquiring our targeted assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, private investors, lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exclusion from the Investment Company Act. As a result, we may not in the future be able to acquire sufficient quantities of our targeted assets at favorable spreads over our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

We may change our investment strategy, financing strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our stockholders, which could result in our purchasing assets or entering into financing or hedging transactions in which we have no or limited experience with or that are different from, and possibly riskier than the assets, financing and hedging transactions described in this report. A change in our investment strategy, financing strategy or hedging strategy may increase our exposure to real estate values, interest rates, prepayment rates, credit risk and other factors and there can be no assurance that we will be able to effectively identify, manage, monitor or mitigate these risks. A change in our asset allocation or investment guidelines could result in us purchasing assets in classes different from those described in this report. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our investments, including our investment guidelines, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Changes in our investment strategy, financing strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

Moreover, while our Board of Directors periodically reviews our investment guidelines and our investment portfolio, our directors do not approve every individual investment that we make, leaving management with day-to-day discretion over the portfolio composition within the investment guidelines. Within those guidelines, management has discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Moreover, because our management has great latitude within our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, there can be no assurance that our management will not make or approve investments that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

In connection with our operating and investment activity, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.

In connection with our business of acquiring and holding loans, engaging in securitization transactions, and investing in third-party issued securities, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the mortgage loans underlying our CMBS to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. Moreover, our mortgage servicers' loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults, and losses, or may not be cost effective.

Legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our CMBS, RMBS, or mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Mortgage servicers and other service providers, such as our trustees, bond insurance providers, due diligence vendors, document custodians and asset managers, may fail to perform or otherwise not perform in a manner that promotes our interests. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.
In the ordinary course of business, our mortgage servicers and other service providers are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their reputation and their liquidity, financial position and results of operations. Mortgage servicers, in particular, have experienced heightened regulatory scrutiny and enforcement actions, and our mortgage servicers could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. Regardless of the merits of any such claim, proceeding or inquiry, defending any such claims, proceedings or inquiries may be time consuming and costly and may divert the mortgage servicer’s resources, time and attention from servicing our mortgage loans or related assets and performing as expected. In addition, it is possible that regulators or other governmental entities or parties impacted by the actions of our mortgage servicers could seek enforcement or legal actions against us, as the beneficial owner of the loans or other assets, and responding to such claims, and any related losses, could negatively impact our business. Moreover, if such actions or claims are levied against us, we could also suffer reputational damage and lenders and other counterparties could cease wanting to do business with us, any of which could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

One of the biggest risks overhanging the mortgage market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to the holders of the loans or RMBS. Given the magnitude of the most recent housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential mortgage loans.

Termination of the Headlands Management Agreement may be difficult and costly.
In connection with the internalization and expansion of our single-family residential credit asset platform, we announced in August 2018 that we provided Headlands with written notice (the “Headlands Notice”) that we are not renewing the Headlands Management Agreement with Headlands at the end of the current term, which is set to expire on June 30, 2019. Pursuant to the terms of the Headlands Management Agreement, Headlands will continue to manage the loans sourced by it and currently owned by the Company (the “Headlands Loans”) and will be entitled to continue to receive a base management fee, incentive fees (to the extent earned) and certain ancillary fees on such assets until such assets have been liquidated. In addition, in accordance with the Headlands Management Agreement, Headlands has an exclusive right of first refusal on an ongoing basis to purchase or arrange for the purchase any of the Headlands Loans, which could result in a lengthy liquidation process and/or the disposition of assets at a time or for consideration that we otherwise would not choose. We anticipate continuing to work directly with Headlands to finalize the details around the transition of its services to us; however, there can be no assurance that such transition will not be difficult or costly.

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

Future offerings of debt securities, which would rank senior to our common stock and preferred stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock and, in certain circumstances, our preferred stock.

We may seek to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our preferred stock and common stock, with holders of our preferred stock having priority over holders of our common stock. Additional offerings of equity or other securities with an equity component, such as convertible notes, may dilute the holdings of our existing stockholders or reduce the market price of our equity securities or other securities with an equity component, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and diluting their stock holdings in us.

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
A significant portion of our investment portfolio is comprised of direct or indirect investments in multi-family properties, and we expect that our portfolio going forward will continue to heavily focus on these assets. As a result, we are subject to risks inherent in investments concentrated in a single industry, and a decrease in the demand for multi-family apartment properties would likely have a greater adverse effect on our revenues and results of operations than if we invested in a more diversified portfolio. Resident demand at multi-family apartment properties may be adversely affected by, among other things, reduced household spending, reduced home prices, high unemployment, the rate of household formation or population growth in the markets in which we invest, changes in interest rates or the changes in supply of, or demand for, similar or competing multi-family apartment properties in an area. Reduced resident demand could cause downward pressure on occupancy and market rents at the properties in which we invest, which could cause a decrease in our revenue. In addition, decreased demand could also impair the ability of our joint venture properties or operating partners to satisfy their substantial debt service obligations or make distributions or payments of principal or interest to us, which in turn could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

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

The downgrade of the credit ratings of the U.S., any future downgrades of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to these concerns. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

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

The value of the properties collateralizing or underlying the loans, securities or interests we own may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Credit sensitive assets that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

If we underestimate the loss-adjusted yields of our investments in credit sensitive assets, we may experience losses.

We expect to value our investments in many credit sensitive assets, including, but not limited to, multi-family CMBS, based on loss-adjusted yields taking into account estimated future losses on the loans that we are investing in directly or that underlie securities owned by us, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from our estimates. In the event that we underestimate the losses relative to the price we pay for a particular investment, we may experience material losses with respect to such investment.

We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

We currently own and intend to acquire in the future principal only multi-family CMBS that represent the first loss security or other subordinate security of a multi-family mortgage loan securitization. These securities are subject to the first risk of loss or greater risk of loss (as applicable) if any losses are realized on the underlying mortgage loans in the securitization. We also own and may acquire in the future IOs issued by multi-family mortgage loan securitizations. However, these IOs typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. CMBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, the CMBS, and in particular, first loss PO securities, will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

Residential mortgage loans are subject to increased risks.

We acquire and manage residential whole mortgage loans, including distressed residential loans and loans that may not meet or conform to the underwriting standards of any GSE. Residential mortgage loans are subject to increased risks of loss. Unlike Agency RMBS, the residential mortgage loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior securities of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Many of the loans we own or seek to acquire have been purchased by us at a discount to par value. These residential loans sell at a discount because they may constitute riskier investments than those selling at or above par value. The residential loans we invest in may be distressed or purchased at a discount because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan, because the loan may otherwise contain credit quality that is considered to be poor or because the loan documentation fails to meet certain standards. In addition, non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Although we typically expect to receive less than the principal amount or face value of the residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.
Finally, residential mortgage loans are also subject to "special hazard" risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

Second mortgage investments expose us to greater credit risks.

We expect to invest in second mortgages on residential properties, which are subject to a greater risk of loss than a traditional mortgage. Our security interest in the property securing a second mortgage is subordinated to the interest of the first mortgage holder and the second mortgages have a higher combined loan-to-value ratio than do the first mortgages. If the borrower experiences difficulties in making senior lien payments or if the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our investment in the second mortgage may not be repaid in full or at all. Further, it is likely that any investments we make in second mortgages will be placed with private entities and not insured by a GSE.

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

In the future, we may acquire rights to excess servicing spreads that may expose us to significant risks.
In the future, we may acquire certain excess servicing spreads arising from certain mortgage servicing rights. The excess servicing spreads represent the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and a base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract.
Because the excess servicing spread is a component of the related mortgage servicing right, the risks of owning the excess servicing spread are similar to the risks of owning a mortgage servicing right. We would record any excess servicing spread assets we acquired at fair value, which would be based on many of the same estimates and assumptions used to value mortgage servicing right assets, thereby creating the same potential for material differences between the recorded fair value of the excess servicing spread and the actual value that is ultimately realized. Also, the performance of any excess servicing spread assets we would acquire would be impacted by the same drivers as mortgage servicing right assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any excess servicing spreads we acquire, and this could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Act and its implementing regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation. For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally caused a reduction of available credit. Continued volatility or disruption in the credit markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Although we finance some of our assets with longer-term financing, we rely heavily on access to short-term borrowings, primarily in the form of repurchase agreements, to finance our investments. We are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our repurchase agreement borrowings, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, regulatory capital requirements imposed on our lenders have changed the willingness of many repurchase agreement lenders to make repurchase agreement financing available and additional regulatory capital requirements imposed on our lenders may cause them to change, limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations have been limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We use repurchase agreements to finance certain of our investments. Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral to support our repurchase agreements will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times and terminate our ability to borrow. This could result in a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. Our repurchase agreements generally are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

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

We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring loans or CMBS owned by us to a SPE in exchange for cash and typically the ownership certificate or residual interest in the entity. In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold, such as a B-note. The securitization or other structured financing of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Under the terms of these financings, which generally have terms of three to ten years, we may agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the special purpose entity has matured or been repaid. There can be no assurance that we will be able to access the securitization markets in the future, or be able to do so at favorable rates. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

If a counterparty to our repurchase transactions defaults on its obligation to resell the pledged assets back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we may incur losses.

When we engage in repurchase transactions, we generally sell RMBS, CMBS, mortgage loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the asset to the lender is less than the value of that asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the asset). Certain of the assets that we pledge as collateral, are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees mortgage-backed securities (“MBS”) backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration (the “FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

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

We have operated and intend to continue to operate so to qualify as a REIT for U.S. federal income tax purposes. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders. In order to satisfy these requirements, we might have to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance. Moreover, while we intend to continue to operate so to qualify as a REIT for U.S. federal income tax purposes, given the highly complex nature of the rules governing REITs, there can be no assurance that we will so qualify in any taxable year.

If we fail to qualify as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our payment of income tax would reduce our net earnings available for investment or distribution to stockholders. Furthermore, if we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we would no longer be required to make distributions to stockholders. Unless our failure to qualify as a REIT were excused under the U.S. federal income tax laws, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Revenue Procedure 2017-45 authorized elective cash/stock dividends to be made by publicly offered REITS (i.e. REITS that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholder may be required to pay tax in excess of the cash that they receive.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Rather, under the Tax Cuts and Jobs Act (the “TCJA”), REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

We have entered, and intend to continue to enter, into repurchase agreements under which we will nominally sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase the sold investments. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the investments that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such investments to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the investments during the term of the repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owned for federal income tax purposes and property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRSs and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduces the limit for individuals' mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change, and the reduction in deductions for state and local taxes (including property taxes), may adversely affect the residential mortgage markets in which we invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2018, our principal executive and administrative offices are located in leased space at 275 Madison Avenue, Suite 3200, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2018, we had 155,589,528 shares of common stock outstanding and there were approximately 46 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid on our common stock on a per share basis:

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2018
Fourth quarter	$6.31	$5.62	$5.89	12/4/2018	1/25/2019	$0.20
Third quarter	6.48	6.05	6.08	9/17/2018	10/26/2018	0.20
Second quarter	6.23	5.83	6.01	6/18/2018	7/26/2018	0.20
First quarter	6.16	5.45	5.93	3/19/2018	4/26/2018	0.20

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2017
Fourth quarter	$6.49	$5.92	$6.17	12/7/2017	1/25/2018	$0.20
Third quarter	6.41	6.10	6.15	9/14/2017	10/25/2017	0.20
Second quarter	6.62	6.07	6.22	6/14/2017	7/25/2017	0.20
First quarter	6.82	6.10	6.17	3/16/2017	4/25/2017	0.20

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	3,865,174

Performance Graph

The following line graph sets forth, for the period from December 31, 2013 through December 31, 2018, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2013 and (ii) the reinvestment of all dividends.

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed "filed" with the SEC or deemed "soliciting material" under those acts.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our historical financial statements.

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

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Interest income	$455,799	$366,087	$319,306	$336,768	$378,847
Interest expense	377,071	308,101	254,668	260,651	301,010
Net interest income	78,728	57,986	64,638	76,117	77,837
Other income	66,480	75,013	41,238	45,911	105,208
General, administrative and operating expenses	41,470	41,077	35,221	39,480	40,459
Net income attributable to Company's common stockholders	79,186	76,320	54,651	67,023	130,379
Basic earnings per common share	$0.62	$0.68	$0.50	$0.62	$1.48
Diluted earnings per common share	$0.61	$0.66	$0.50	$0.62	$1.48
Dividends declared per common share	$0.80	$0.80	$0.96	$1.02	$1.08
Weighted average shares outstanding-basic	127,243	111,836	109,594	108,399	87,867
Weighted average shares outstanding-diluted	147,450	130,343	109,594	108,399	87,867

Selected Balance Sheet Data:

	As of December 31,
	2018	2017	2016	2015	2014
Investment securities, available for sale, at fair value	$1,512,252	$1,413,081	$818,976	$765,454	$885,241
Residential mortgage loans held in securitization trusts, net	56,795	73,820	95,144	119,921	149,614
Distressed and other residential mortgage loans, at fair value	737,523	87,153	17,769	946	—
Distressed residential mortgage loans, net	228,466	331,464	503,094	558,989	582,697
Multi-family loans held in securitization trusts, at fair value	11,679,847	9,657,421	6,939,844	7,105,336	8,365,514
Investment in unconsolidated entities	73,466	51,143	79,259	87,662	49,828
Preferred equity and mezzanine loan investments	165,555	138,920	100,150	44,151	24,907
Total assets (1)	14,737,638	12,056,285	8,951,631	9,056,242	10,540,005
Financing arrangements, portfolio investments	1,543,577	1,276,918	773,142	577,413	651,965
Financing arrangements, residential mortgage loans	587,928	149,063	192,419	212,155	238,949
Residential collateralized debt obligations	53,040	70,308	91,663	116,710	145,542
Multi-family collateralized debt obligations, at fair value	11,022,248	9,189,459	6,624,896	6,818,901	8,048,053
Securitized debt	42,335	81,537	158,867	116,541	232,877
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Convertible notes	130,762	128,749	—	—	—
Total liabilities (1)	13,557,345	11,080,284	8,100,469	8,175,716	9,722,078
Total equity	1,180,293	976,001	851,162	880,526	817,927

(1)
Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. As of December 31, 2018, 2017, 2016, 2015 and 2014, assets of the Company's Consolidated VIEs totaled $11,984,374, $10,041,468, $7,330,872, $7,412,093 and $8,847,078 respectively, and the liabilities of these Consolidated VIEs totaled $11,191,736, $9,436,421, $6,902,536, $7,077,175 and $8,457,034 respectively. See Note 10 of our consolidated financial statements included in this Annual Report for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a real estate investment trust ("REIT") for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential-housing related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive assets and investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-related and residential housing-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, excess mortgage servicing spreads and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We intend to maintain our focus on expanding our portfolio of single-family residential and multi-family credit assets, which we believe will benefit from improving credit metrics. Consistent with this approach to capital allocation, we acquired an additional $1.2 billion of multi-family and single-family residential credit assets during the year ended December 31, 2018. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer-term repurchase agreement borrowings with terms between one year and 24 months and longer-term financings, such as securitizations and convertible notes, with terms longer than one year.

Significant Events in 2018

•	We earned net income attributable to common stockholders in 2018 of $79.2 million, or $0.62 per share (basic) and comprehensive income to common stockholders of $51.5 million, or $0.40 per share;

•	We earned net interest income of $78.7 million and portfolio net interest margin of 253 basis points;

•	We recognized book value per common share of $5.65 at December 31, 2018, delivering an annual economic return of 7.5% for the year ended December 31, 2018;

•	We declared aggregate 2018 dividends of $0.80 per share of common stock;

•
We completed the issuance of an aggregate of 28,750,000 shares through two underwritten public offerings in August 2018 and November 2018 at an average public offering price of $6.14 per share resulting in aggregate net proceeds to the Company of $171.3 million, after deducting underwriting discounts, commissions, and offering expenses. We also issued and sold 14,588,631 shares of common stock under our at-the-market equity offering program at an average sales price of $6.19 per share, resulting in net proceeds to the Company of $89.0 million, after deducting placement fees;

•
We purchased multi-family CMBS totaling $249.4 million, including aggregate purchases of approximately $112.2 million in first loss POs, certain IOs and mezzanine securities issued by two Freddie Mac-sponsored multi-family loan K-Series securitizations;

•	Purchased non-Agency RMBS totaling $196.2 million and Agency fixed-rate RMBS for a gross purchase price of $60.3 million;

•	We funded in aggregate $113.0 million of investments in unconsolidated entities and preferred equity investments in owners of multi-family properties;

•	We acquired residential mortgage loans, including distressed residential mortgage loans totaling $560.7 million and other residential mortgage loans totaling $128.0 million;

•	We closed on a master repurchase agreement with a maximum aggregate uncommitted principal amount of $750.0 million to fund the purchase of residential loans; and

•	We added 18 professionals in connection with our growth.

Subsequent Event

On January 11, 2019, the Company issued 14,490,000 shares of its common stock through an underwritten public offering at a public offering price of $5.96 per share, resulting in total net proceeds to the Company of $83.8 million after deducting underwriting discounts and commissions and offering expenses.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  The market conditions discussed below significantly influence our investment strategy and results:

Overview. The 2018 fiscal year was marked by a mix of accelerating U.S. economic growth, slowing growth in several other developed countries, low inflation, continued labor market expansion, fiscal stimulus through tax reform, tightening monetary policy and uncertainty surrounding the economic outlook late in the year, which in turn contributed to growth in corporate earnings and margins, rising mortgage rates and moderating housing sector data, but also contributed to significant market volatility, particularly late in the year. U.S. equity markets experienced their worst annual performance since 2008, with many stocks falling sharply near the end of the year and dragging all of the major indexes into loss territory for the year. The interest rate environment experienced moderate volatility during much of 2018, moving directionally higher during the year in concert with expectations for increases in the federal funds rate, with the yield on the 10-year U.S. Treasury reaching 3.24% on November 8, 2018, a seven-year high, only to see yields make a significant course correction during the balance of 2018, closing at 2.69% at year-end as concerns involving the economic outlook, trade tensions with China and the partial U.S. federal government shutdown took hold. Credit markets were also challenged in 2018, as non-financial corporate debt-to-GDP rose to the highest level in over 70 years.

Select U.S. Economic Data. The U.S. economy grew at a faster pace in 2018 as compared to 2017, with real gross domestic product (“GDP”) expanding by over 3.0% through the nine months ended September 30, 2018, versus 2.3% for full year 2017. Fourth quarter 2018 GDP is expected to decelerate from the nine-month levels due, in part, to many of the factors described above. According to the minutes of the Federal Reserve’s December 2018 meeting, Federal Reserve policymakers expect the GDP growth rate to slow in 2019 with a median projection for GDP growth of 2.4%, while projecting a deceleration in GDP growth in 2020 with a median projection for GDP growth ranging of 2.0%.

The labor market continued its expansion in 2018. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 4.1% as of the end of December 2017 to 3.9% as of the end of December 2018, while total nonfarm payroll employment posted an average monthly increase of 223,000 jobs in 2018, up from an average monthly increase of 147,000 jobs in 2017. Data from the U.S. Department of Labor in January 2019 indicated that the U.S. unemployment rate increased slightly to 4.0%, while total nonfarm payroll employment added 304,000 jobs in January 2019.

Federal Reserve and Monetary Policy. In December 2018, in view of realized and expected labor market conditions, economic activity and inflation, the Federal Reserve again raised the target range for the federal funds rate by 25 basis points from 2.25% to 2.50% and has indicated it intends to be patient as it determines future changes to the target range for the federal funds rate. Consistent with this approach, the Federal Reserve opted not to increase the rate at its January 2019 meeting. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” The increase in December marked the fourth such increase in the target range for the fed funds rate during 2018. As was evident during the fourth quarter of 2018, significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in significant volatility in 2019 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. The residential real estate market displayed signs of slowing during 2018. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2018 showed that, on average, home prices increased 5.1% for the 20-City Composite over November 2017, down from 5.5% from the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 844,000 during October and November of 2018, which was 5.2% below the fourth quarter 2017 rate of 890,000. According to S&P Indices, sales of existing homes are down 9.3% from the November 2017 peak for sales of both new and existing single-family homes. In addition, single-family housing starts in November 2018 are down 13.1% from November of last year. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, but also may result in a more attractive new investment environment.

Multi-family Housing. Apartments and other residential rental properties have continued to perform well, although the data has been more mixed in recent months. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 376,000 during October and November of 2018 and 371,000 for the eleven months ended November 30, 2018, as compared to 345,000 for the full year 2017. While supply expansion remained strong in 2018, vacancy concerns among multi-family industry participants has ticked higher. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 47 for the third quarter of 2018, up from 45 and 42 for the first and second quarters of 2018, respectively. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the structured multi-family investments that we own.

Credit Spreads. Although credit spreads generally tightened throughout much of 2018, credit spreads widened during the fourth quarter of 2018. However, credit spreads for residential and multi-family credit assets remained tight during 2018 and this had a positive impact on the value of many of our credit sensitive assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During 2018, the bond market experienced moderate volatility with the closing yield of the 10-year U.S. Treasury Note rising from 2.46% on January 2, 2018 to as high as 3.24% on November 8, 2018, and then rapidly reversing course and closing at 2.69% on December 31, 2018. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the second half of 2018, the Treasury curve decreased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield narrowing to as little as 11 basis points at one point during the fourth quarter, the tightest level since 2007. As of February 13, 2019, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield was 18 basis points. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raises the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate and Agency ARMs RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. The FHFA recently indicated that the U.S. Treasury and the White House are expected to release a plan that will include details about reforming the role of the U.S. Government in the mortgage market and will likely include a recommendation for ending the conservatorships of Fannie Mae and Freddie Mac. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress or the executive branch of the U.S. Government will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Regulatory Matters-The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.”

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

Interest income on certain of our credit sensitive securities, such as our CMBS and non-Agency RMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which incorporates assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

A portion of the purchase discount on the Company’s first loss PO multi-family CMBS is designated as non-accretable purchase discount or credit reserve, which estimates the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could be required.

With respect to interest rate swaps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps will be recognized in current earnings.

Fair Value. The Company has established and documented processes for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. The Company’s investment securities available for sale, multi-family loans held in securitization trusts, certain of its distressed and other residential mortgage loans and multi-family CDOs are considered to be the most significant of its fair value estimates.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – We own 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series represents certain Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our special purpose entities, or SPEs, own the first loss POs, certain IOs and mezzanine CMBS securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for certain of its investments in unconsolidated entities, the Consolidated K-Series, certain acquired distressed and other residential mortgage loans, including both first and second mortgages, and certain investments within its former Agency IO strategy.

Distressed Residential Mortgage Loans, net – Certain of the distressed residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Loans considered credit impaired are recorded at fair value at the date of acquisition, with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment, plus accretion income, less principal and interest cash flows received. These distressed residential mortgage loans are presented on the Company's consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under ASC 310-30, the acquired credit impaired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance. For each pool established, or on an individual loan basis for loans not aggregated into pools, the Company estimates at the time of acquisition and periodically, the principal and interest expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using a level yield methodology. Interest income recorded each period relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

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

Business Combinations - The Company accounts for business combinations by applying the acquisition method in accordance with ASC 805, Business Combinations. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

At December 31, 2018:

	Agency RMBS(1)	Multi- Family Credit(2)	Residential Credit(3)	Other(4)	Total
Carrying value	$1,037,730	$1,166,628	$1,241,817	$10,953	$3,457,128
Liabilities:
Callable (5)	(925,230)	(529,617)	(676,658)	—	(2,131,505)
Non-callable	—	(30,121)	(65,253)	(45,000)	(140,374)
Convertible	—	—	—	(130,762)	(130,762)
Hedges (Net) (6)	10,263	—	—	—	10,263
Cash and Restricted Cash (7)	10,377	17,291	20,859	60,618	109,145
Goodwill	—	—	—	25,222	25,222
Other	2,374	(4,929)	24,182	(40,451)	(18,824)
Net capital allocated	$135,514	$619,252	$544,947	$(119,420)	$1,180,293
% of capital allocated	11.5%	52.5%	46.2%	(10.2)%	100.0%

(1)	Includes Agency fixed-rate RMBS and Agency ARMs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2018 follows:

Multi-Family loans held in securitization trusts, at fair value	$11,679,847
Multi-Family CDOs, at fair value	(11,022,248)
Net carrying value	657,599
Investment securities available for sale, at fair value	260,485
Total CMBS, at fair value	918,084
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	228,067
Real estate under development	22,000
Real estate held for sale in consolidated variable interest entities	29,704
Mortgages and notes payable in consolidated variable interest entities	(31,227)
Financing arrangements, portfolio investments	(529,617)
Securitized debt	(30,121)
Cash and other	12,362
Net Capital in Multi-Family	$619,252

(3)
Includes $737.5 million of distressed and other residential mortgage loans at fair value, $228.5 million of distressed residential mortgage loans at carrying value, $214.0 million of non-Agency RMBS, $56.8 million of residential mortgage loans held in securitization trusts and $1.9 million of mortgage loans held for sale and mortgage loans held for investment. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

(4)	Other includes $11.0 million of investments in unconsolidated entities. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets and variation margin.

(7)	Restricted cash is included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

At December 31, 2017:

	Agency RMBS (1)	Multi- Family Credit(2)	Residential Credit (3)	Other (4)	Total
Carrying value	$1,169,535	$816,805	$601,831	$12,622	$2,600,793
Liabilities:
Callable (5)	(928,823)	(309,935)	(187,223)	—	(1,425,981)
Non-callable	—	(29,164)	(122,681)	(45,000)	(196,845)
Convertible	—	—	—	(128,749)	(128,749)
Hedges (Net) (6)	10,101	—	—	—	10,101
Cash and Restricted Cash (7)	13,027	2,145	9,615	81,408	106,195
Goodwill	—	—	—	25,222	25,222
Other	961	(4,651)	17,415	(28,460)	(14,735)
Net capital allocated	$264,801	$475,200	$318,957	$(82,957)	$976,001
% of capital allocated	27.1%	48.7%	32.7%	(8.5)%	100.0%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2017 follows:

Multi-Family loans held in securitization trusts, at fair value	$9,657,421
Multi-Family CDOs, at fair value	(9,189,459)
Net carrying value	467,962
Investment securities available for sale, at fair value	141,420
Total CMBS, at fair value	609,382
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	177,440
Real estate under development	22,904
Real estate held for sale in consolidated variable interest entities	64,202
Mortgages and notes payable in consolidated variable interest entities	(57,124)
Financing arrangements, portfolio investments	(309,935)
Securitized debt	(29,164)
Other	(2,505)
Net Capital in Multi-Family	$475,200

(3)
Includes $87.2 million of distressed and other residential loans at fair value, $331.5 million of distressed residential mortgage loans at carrying value, $102.1 million of non-Agency RMBS, $73.8 million of residential mortgage loans held in securitization trusts and $3.5 million of mortgage loans held for sale and mortgage loans held for investment. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

(4)	Other includes $12.6 million investments in unconsolidated entities. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and variation margin.

(7)
Includes $0.5 million held in overnight deposits related to our Agency IO investments, $9.6 million in deposits held in our distressed residential securitization trusts to be used to pay down outstanding debt and $0.7 million restricted cash posted as margin. These deposits are reported as Restricted Cash and are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

For the year ended December 31, 2018, we reported net income attributable to the Company's common stockholders of $79.2 million, as compared to net income attributable to the Company's common stockholders of $76.3 million for the prior year. The main components of the change in net income for the year ended December 31, 2018 as compared to the prior year are detailed in the following table (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	$ Change
Net interest income	$78,728	$57,986	$20,742
Total other income	66,480	75,013	(8,533)
Total general, administrative and operating expenses	41,470	41,077	393
Income from operations before income taxes	103,738	91,922	11,816
Income tax (benefit) expense	(1,057)	3,355	(4,412)
Net income attributable to Company	102,886	91,980	10,906
Preferred stock dividends	23,700	15,660	8,040
Net income attributable to Company's common stockholders	79,186	76,320	2,866
Basic earnings per common share	$0.62	$0.68	$(0.06)
Diluted earnings per common share	$0.61	$0.66	$(0.05)

Net Interest Income

The increase in net interest income of approximately $20.7 million for the year ended December 31, 2018 as compared to the corresponding period in 2017 was driven by:

•
An increase in net interest income of approximately $5.9 million in our Agency RMBS portfolio primarily due to an increase in average interest earning assets in this portfolio to $1.1 billion for the current period as compared to $610.3 million for the prior period.

•
An increase in net interest income of approximately $11.1 million in our multi-family portfolio primarily due to an increase in average interest earning assets in this portfolio to $682.1 million for the current period as compared to $530.1 million for the prior period. The increase in average interest earning assets in this portfolio is attributable to new multi-family preferred equity investments, mezzanine loans, and investments in unconsolidated entities and CMBS purchased during the 2018 period.

•
An increase in net interest income of approximately $5.0 million in our residential credit portfolio primarily due to an increase in asset yield and a decrease in average interest bearing liabilities in this portfolio during the current period as compared to the prior period.

Other Income

Total other income decreased by $8.5 million for the year ended December 31, 2018 as compared to the prior year. The change was primarily driven by:

•	A decrease in realized gains on distressed residential mortgage loans of $26.7 million primarily due to decreased loan sale activity in 2018.

•	An increase in net realized loss on investment securities and related hedges of $15.6 million primarily related to the liquidation of our Agency IO portfolio.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $18.7 million for the year ended December 31, 2018 as compared to the prior year primarily due to an increase in multi-family CMBS owned by us and and tightening of credit spreads as compared to the corresponding period in the prior year.

•	An increase in net unrealized gains on investment securities and related hedges of $9.1 million primarily due to the liquidation of the Agency IO portfolio during the period.

•
An increase in net gain on distressed and other residential mortgage loans at fair value of $7.0 million primarily due to an increase in residential mortgage loans accounted for at fair value from purchases during the year and unrealized gains during the current period.

Comparative General, Administrative and Operating Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Operating Expenses:	2018	2017	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$14,243	$10,626	$3,617
Professional fees	4,468	3,588	880
Base management and incentive fees	5,366	4,517	849
Other	4,157	4,143	14
Operating Expenses
Expenses related to distressed and other residential mortgage loans	8,908	8,746	162
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	4,328	9,457	(5,129)
Total	$41,470	$41,077	$393

For the year ended December 31, 2018 as compared to the prior year, general, administrative and operating expenses increased by $0.4 million. The increase was primarily driven by a $3.6 million increase in salaries, benefits and directors' compensation due to an increase in employee headcount as part of the internalization and expansion of our single-family residential credit investment platform. The increase in management fees is primarily due to the Company fully expensing prepaid incentive fees paid to Headlands in 2017 as a result of non-renewal of our management agreement with Headlands. The overall increase was partially offset by a $5.1 million reduction in expenses related to operating real estate and real estate held for sale in consolidated variable interest entities as a result of cessation of depreciation and amortization expense on real estate held for sale in Consolidated VIEs subsequent to the second quarter of 2017 and the de-consolidation of Riverchase Landing as a result of its sale in March 2018.

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

Net Interest Income

The decrease in net interest income of approximately $6.7 million for the year ended December 31, 2017 as compared to the corresponding period in 2016 was driven by:

•
A decrease in net interest income of approximately $4.2 million in our Agency RMBS portfolio primarily due to a $5.7 million decline in net interest income in the Company's Agency IO portfolio, partially offset by an increase of $1.5 million in net interest income in our Agency fixed-rate RMBS portfolio. The reduction in net interest income in the Agency IO portfolio was primarily due to a decrease in average interest earning assets as the Company substantially exited the strategy in 2017.

•
An increase in net interest income of approximately $15.2 million in our multi-family portfolio due to an increase in average interest earning assets attributable to new multi-family preferred equity investments and CMBS purchased during the 2017 period.

•
A decrease in net interest income of approximately $7.6 million in our residential credit portfolio primarily due to a decrease in net interest income on our distressed and other residential mortgage loans of approximately $10.4 million partially offset by an increase in net interest income on our non-Agency RMBS of approximately $2.8 million. Net interest income on our distressed and other residential mortgage loans decreased due to seasoning of the portfolio resulting in less accretion of discount in the 2017 period as compared to the corresponding period in 2016, a decrease in average interest earning assets in this portfolio in 2017, and an increase in financing costs in 2017. Net interest income on our non-Agency RMBS increased due to an increase in average interest earning assets in this portfolio in 2017.

•	An increase in non-portfolio interest expense of $9.9 million related to the issuance on January 23, 2017 of $138.0 million principal amount in convertible notes (the "Convertible Notes").

Other Income

Total other income increased by $33.8 million for the year ended December 31, 2017 as compared to the prior year. The change was primarily driven by:

•	An increase in realized gains on distressed residential mortgage loans of $11.2 million due to increased sales activity in 2017.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $15.8 million for the year ended December 31, 2017 as compared to the prior year. Credit spreads on our Freddie Mac-sponsored multi-family loan K-Series securities tightened during the year ended December 31, 2017, which in turn drove valuations on these securities higher in 2017. In addition, an increase in multi-family CMBS investments owned during 2017 contributed to the increase in net unrealized gains as compared to the prior period.

•	A decrease in net unrealized gains on investment securities and related hedges of $5.1 million primarily due to the removal of hedges in connection with our exit from the Agency IO strategy.

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

•
A decrease in other income of $5.5 million in the 2017 period primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company, LLC ("RBDHC") in accordance with GAAP.

Comparative General, Administrative and Operating Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Operating Expenses:	2017	2016	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$10,626	$8,795	$1,831
Professional fees	3,588	2,877	711
Base management fees and incentive fees	4,517	9,261	(4,744)
Other	4,143	3,574	569
Operating Expenses
Expenses related to distressed and other residential mortgage loans	8,746	10,714	(1,968)
Expenses related to operating real estate	9,457	—	9,457
Total	$41,077	$35,221	$5,856

For the year ended December 31, 2017 as compared to the prior year, general, administrative and operating expenses increased by $5.9 million.

The $1.8 million increase in salaries, benefits and directors' compensation in 2017 is primarily attributable to inclusion of employee headcount resulting from the May 2016 RiverBanc acquisition for the full year in 2017. This increase is offset by a decline in base management and incentive fees to RiverBanc of $1.8 million as a result of the termination of the RiverBanc management agreement in May 2016.

In addition, base management fees on our distressed loan strategy decreased by $2.5 million for the year ended December 31, 2017, due in part to a change in methodology for calculating base management fees from 1.5% of assets under management to 1.5% of invested capital beginning in the third quarter of 2016.

The decrease in expenses related to distressed and other residential mortgage loans for the year ended December 31, 2017 as compared to the same period in 2016 can be attributed to a decrease in loan count during the 2017 period as compared to the same period in 2016.

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

Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed and other residential mortgage loans (including loans accounted for at fair value and loans accounted for under ASC 310-30), loans held for investment, preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans, and loans held for sale (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency RMBS investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment type) for the years ended December 31, 2018, 2017 and 2016, respectively (dollar amounts in thousands):

Year Ended December 31, 2018

	Agency RMBS(1)	Multi- Family Credit(2)(3)	Residential Credit	Other	Total
Interest Income	$30,737	$76,769	$35,191	$—	$142,697
Interest Expense	(19,505)	(17,162)	(13,916)	(13,386)	(63,969)
Net Interest Income (Expense)	$11,232	$59,607	$21,275	$(13,386)	$78,728

Average Interest Earning Assets(3) (4)	$1,146,157	$682,148	$661,600	$—	$2,489,905
Weighted Average Yield on Interest Earning Assets(5)	2.68%	11.25%	5.32%	—	5.73%
Average Cost of Funds(6)	(2.12)%	(4.80)%	(4.58)%	—	(3.20)%
Portfolio Net Interest Margin(7)	0.56%	6.45%	0.74%	—	2.53%

Year Ended December 31, 2017

	Agency RMBS(1)	Multi- Family Credit(2)(3)	Residential Credit	Other	Total
Interest Income	$12,632	$59,489	$32,301	$—	$104,422
Interest Expense	(7,314)	(10,972)	(16,002)	(12,148)	(46,436)
Net Interest Income (Expense)	$5,318	$48,517	$16,299	$(12,148)	$57,986

Average Interest Earning Assets(3) (4)	$610,339	$530,093	$698,203	$—	$1,838,635
Weighted Average Yield on Interest Earning Assets(5)	2.07%	11.22%	4.63%	—	5.68%
Average Cost of Funds(6)	(1.47)%	(4.45)%	(3.82)%	—	(2.95)%
Portfolio Net Interest Margin(7)	0.60%	6.77%	0.81%	—	2.73%

Year Ended December 31, 2016

	Agency RMBS(1)	Multi- Family Credit(2)(3)	Residential Credit	Other	Total
Interest Income	$15,729	$40,786	$40,238	$—	$96,753
Interest Expense	(6,177)	(7,490)	(16,387)	(2,061)	(32,115)
Net Interest Income (Expense)	$9,552	$33,296	$23,851	$(2,061)	$64,638

Average Interest Earning Assets(3) (4)	$645,459	$330,242	$753,504	$—	$1,729,205
Weighted Average Yield on Interest Earning Assets(5)	2.44%	12.35%	5.34%	—	5.60%
Average Cost of Funds(6)	(1.17)%	(6.44)%	(3.40)%	—	(2.67)%
Portfolio Net Interest Margin(7)	1.27%	5.91%	1.94%	—	2.93%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income in multi-family investments to our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Interest income, multi-family loans held in securitization trusts	$358,712	$297,124	$249,191
Interest income, investment securities, available for sale (a)	10,123	10,089	5,036
Interest income, preferred equity investments and mezzanine loans (a)	21,036	13,941	9,112
Interest expense, multi-family collateralized debt obligations	(313,102)	(261,665)	(222,553)
Interest income, Multi-Family, net	76,769	59,489	40,786
Interest expense, investment securities, available for sale	(14,252)	(8,149)	(1,859)
Interest expense, securitized debt	(2,910)	(2,823)	(5,631)
Net interest income, Multi-Family	$59,607	$48,517	$33,296

(a)	Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other.

(3)	Average Interest Earning Assets for the period indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Our Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our interest income by our Average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and Convertible Notes, for the respective periods. For the years ended December 31, 2018, 2017 and 2016, our subordinated debentures and Convertible Notes generated aggregate interest expense of approximately $13.4 million, $12.1 million and $2.1 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps and amortization of premium on our swaptions.

(7)
Portfolio Net Interest Margin is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the weighted average cost of subordinated debentures and Convertible Notes.

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for our Agency-Fixed Rate RMBS and Agency ARM portfolios, by quarter, for the periods indicated:

Quarter Ended	Weighted Average	Agency Fixed-Rate RMBS	Agency ARMs
December 31, 2018	7.2%	6.8%	12.9%
September 30, 2018	7.8%	7.3%	14.6%
June 30, 2018	6.6%	5.9%	16.3%
March 31, 2018	5.8%	5.4%	10.2%
December 31, 2017	7.0%	6.3%	12.9%
September 30, 2017	11.9%	12.8%	9.4%
June 30, 2017	11.4%	9.6%	16.5%
March 31, 2017	10.0%	10.6%	8.3%
December 31, 2016	14.7%	12.3%	21.7%
September 30, 2016	12.8%	10.0%	20.7%
June 30, 2016	12.2%	10.2%	17.6%
March 31, 2016	9.4%	7.9%	13.5%

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

Financial Condition

As of December 31, 2018, we had approximately $14.7 billion of total assets, as compared to approximately $12.1 billion of total assets as of December 31, 2017. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of December 31, 2018 and December 31, 2017, the Consolidated K-Series assets amounted to approximately $11.7 billion and $9.7 billion, respectively. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations." For a reconciliation of our actual interest in the Consolidated K-Series to our financial statements, see "Capital Allocation" and "Comparative Portfolio Net Interest Margin" above.

Balance Sheet Analysis

Investment Securities Available for Sale. At December 31, 2018, our securities portfolio includes Agency RMBS, including Agency fixed-rate RMBS and Agency ARMs, CMBS and non-Agency RMBS, which are classified as investment securities available for sale. At December 31, 2018, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in the carrying value of our investment securities available for sale as of December 31, 2018 as compared to December 31, 2017 is due to purchases of CMBS and non-Agency RMBS during the period partially offset by the liquidation of our Agency IO portfolio, principal payments and unrealized losses incurred during the year.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$11,813	$12,257	$16,290	$16,899
2012	58,547	59,137	72,498	74,173
Total ARMs	70,360	71,394	88,788	91,072

Fixed-Rate
Prior to 2012	357	358	597	609
2012	207,667	207,572	257,978	262,792
2015	2,386	2,392	2,786	2,886
2017	735,959	736,851	757,387	780,998
2018	19,132	19,163	—	—
Total Fixed-Rate	965,501	966,336	1,018,748	1,047,285
IO
Prior to 2013	—	—	152,994	21,405
2013	—	—	27,484	4,361
2014	—	—	19,371	1,944
2015	—	—	5,636	956
2016	—	—	31,480	2,513
Total IOs	—	—	236,965	31,179

Total Agency RMBS	1,035,861	1,037,730	1,344,501	1,169,536

Non-Agency RMBS
2006	173	156	211	192
2016	—	—	16,978	17,118
2017	19,000	18,691	84,054	84,815
2018	196,919	195,190	—	—
Total Non-Agency RMBS	216,092	214,037	101,243	102,125

CMBS
Prior to 2013(1)	807,319	52,700	821,746	47,922
2016	20,228	21,444	36,108	38,270
2017	50,243	48,840	55,977	55,228
2018	143,680	137,501	—	—
Total CMBS	1,021,470	260,485	913,831	141,420

Total	$2,273,423	$1,512,252	$2,359,575	$1,413,081

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at December 31, 2018 and December 31, 2017, respectively

Residential Mortgage Loans.

Distressed and Other Residential Mortgage Loans, at Fair Value

Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgages, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments. Subsequent changes in fair value are reported in current period earnings and presented in net gain (loss) on distressed and other residential mortgage loans at fair value on the Company’s consolidated statements of operations.

The following table details our distressed and other residential mortgage loans, at fair value at December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018			December 31, 2017
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Distressed Residential Mortgage Loans	3,352	$627,092	$576,816	201	$42,789	$36,914
Other Residential Mortgage Loans (1)	1,539	161,280	160,707	766	49,316	50,239

(1)    Includes second mortgages with a fair value of $67.4 million and $50.2 million at December 31, 2018 and December 31, 2017, respectively.

Characteristics of Our Distressed and other Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase (1)	December 31, 2018	December 31, 2017
50.00% or less	18.5%	3.6%
50.01% - 60.00%	13.6%	5.1%
60.01% - 70.00%	14.5%	8.7%
70.01% - 80.00%	15.9%	18.3%
80.01% - 90.00%	15.4%	41.5%
90.01% - 100.00%	9.3%	13.5%
100.01% and over	12.8%	9.3%
Total	100.0%	100.0%

(1)	For second mortgages, the Company calculated combined loan to value.

FICO Scores at Purchase	December 31, 2018	December 31, 2017
550 or less	26.0%	7.0%
551 to 600	21.9%	8.2%
601 to 650	17.3%	9.5%
651 to 700	12.7%	14.9%
701 to 750	10.3%	37.8%
751 to 800	7.8%	20.4%
801 and over	4.0%	2.2%
Total	100.0%	100.0%

Current Coupon	December 31, 2018	December 31, 2017
3.00% or less	8.6%	1.8%
3.01% – 4.00%	16.1%	19.7%
4.01% – 5.00%	35.2%	20.0%
5.01% – 6.00%	19.0%	2.3%
6.01% and over	21.1%	56.2%
Total	100.0%	100.0%

Delinquency Status	December 31, 2018	December 31, 2017
Current	71.8%	94.1%
31 – 60 days	6.4%	3.8%
61 – 90 days	12.3%	0.8%
90+ days	9.5%	1.3%
Total	100.0%	100.0%

Origination Year	December 31, 2018	December 31, 2017
2005 or earlier	23.8%	4.2%
2006	16.0%	4.2%
2007	27.4%	7.7%
2008 or later	32.8%	83.9%
Total	100.0%	100.0%

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At December 31, 2018, residential mortgage loans held in securitization trusts totaled approximately $56.8 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million. Of the residential mortgage loans held in securitization trusts, 100% are traditional ARMs or hybrid ARMs, 81.0% of which are ARM loans that are interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At December 31, 2018, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2018	196	$60,171	$56,795
December 31, 2017	240	77,519	73,820

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018			December 31, 2017
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$425	$2,850	$48	$423	$2,850	$48
Current Coupon Rate	4.75%	6.63%	3.00%	3.79%	5.63%	2.38%
Gross Margin	2.36%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.32%	12.63%	9.38%	11.32%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	197	204	163	209	216	175
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	725	818	603	725	818	603
Original LTV	70.54%	95.00%	16.28%	70.17%	95.00%	16.28%

The following tables detail the activity for the residential mortgage loans held in securitization trusts, net for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2018	$77,519	$492	$(4,191)	$73,820
Principal repayments	(17,466)	—	—	(17,466)
Provision for loan loss	—	—	(166)	(166)
Transfer to real estate owned	—	—	—	—
Charge-Offs	118	—	598	716
Amortization of premium	—	(109)	—	(109)
Balance, December 31, 2018	$60,171	$383	$(3,759)	$56,795

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2017	$98,303	$623	$(3,782)	$95,144
Principal repayments	(20,667)	—	—	(20,667)
Provision for loan loss	—	—	(475)	(475)
Transfer to real estate owned	(117)	—	6	(111)
Charge-Offs	—	—	60	60
Amortization of premium	—	(131)	—	(131)
Balance, December 31, 2017	$77,519	$492	$(4,191)	$73,820

Distressed Residential Mortgage Loans, Net

Certain of the distressed residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages.

The following table details our portfolio of distressed residential mortgage loans at carrying value, including those distressed residential mortgage loans held in securitization trusts, at December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2018	2,702	$242,007	$228,466
December 31, 2017	3,729	355,998	331,464

Certain of the Company’s distressed residential mortgage loans accounted for under ASC 310-30 with a carrying value of approximately $88.1 million and $121.8 million at December 31, 2018 and December 31, 2017, respectively, are held in securitization trusts and are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $85.7 million and $81.9 million at December 31, 2018 and 2017, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $128.1 million and $182.6 million at December 31, 2018 and December 31, 2017, respectively, are pledged as collateral for a master repurchase agreement.

Characteristics of our Distressed Residential Mortgage Loans accounted for under ASC 310-30:

Loan to Value at Purchase	December 31, 2018	December 31, 2017
50.00% or less	3.9%	4.5%
50.01% - 60.00%	4.8%	5.0%
60.01% - 70.00%	7.6%	7.6%
70.01% - 80.00%	12.4%	11.9%
80.01% - 90.00%	13.7%	13.6%
90.01% - 100.00%	15.0%	14.4%
100.01% and over	42.6%	43.0%
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2018	December 31, 2017
550 or less	20.3%	20.5%
551 to 600	30.5%	30.5%
601 to 650	29.3%	28.7%
651 to 700	12.3%	12.7%
701 to 750	5.3%	5.3%
751 to 800	1.9%	2.0%
801 and over	0.4%	0.3%
Total	100.0%	100.0%

Current Coupon	December 31, 2018	December 31, 2017
3.00% or less	7.9%	10.3%
3.01% - 4.00%	8.5%	10.5%
4.01 to 5.00%	21.2%	20.6%
5.01 - 6.00%	13.6%	12.9%
6.01% and over	48.8%	45.7%
Total	100.0%	100.0%

Delinquency Status	December 31, 2018	December 31, 2017
Current	65.7%	62.4%
31- 60 days	10.6%	12.0%
61 - 90 days	4.5%	5.5%
90+ days	19.2%	20.1%
Total	100.0%	100.0%

Origination Year	December 31, 2018	December 31, 2017
2005 or earlier	29.2%	28.0%
2006	17.9%	17.4%
2007	32.1%	32.3%
2008 or later	20.8%	22.3%
Total	100.0%	100.0%

Consolidated K-Series. As of December 31, 2018 and December 31, 2017, we owned 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in nine and seven Freddie Mac-sponsored multi-family loan K-Series securitizations as of December 31, 2018 and December 31, 2017, respectively, of which we, or one of our SPEs, own the first loss POs and, in certain cases, IOs and/or mezzanine securities. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our consolidated statements of operations. As of December 31, 2018 and December 31, 2017, the Consolidated K-Series were comprised of $11.7 billion and $9.7 billion, respectively, in multi-family loans held in securitization trusts and $11.0 billion and $9.2 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 3.96% and 3.92%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the year ended December 31, 2018 were due to the consolidation of $2.3 billion in multi-family loans held in securitization trusts and $2.2 billion in multi-family CDOs in connection with the purchase in 2018 of $112.2 million in additional first loss POs and certain IOs and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our consolidated statements of operations for the years ended December 31, 2018 and 2017 included interest income of $358.7 million and $297.1 million, respectively, and interest expense of $313.1 million and $261.7 million, respectively. Also, we recognized unrealized gains in the consolidated statements of operations for the years ended December 31, 2018 and 2017 of $37.6 million and a $18.9 million, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss POs and mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss POs and, in certain cases, IOs and/or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $657.6 million and $468.0 million as of December 31, 2018 and December 31, 2017, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS investment securities available for sale, held in securitization trusts and multi-family loans held in securitization trusts as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Current balance of loans	$13,593,818	$11,479,393
Number of loans	773	662
Weighted average original LTV	68.8%	69.5%
Weighted average underwritten debt service coverage ratio	1.45x	1.44x
Current average loan size	$19,364	$17,340
Weighted average original loan term (in months)	123	120
Weighted average current remaining term (in months)	64	64
Weighted average loan rate	4.34%	4.32%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	14.8%	14.7%
Texas	13.0%	12.7%
New York	6.4%	6.5%
Maryland	5.0%	5.5%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of December 31, 2018 and December 31, 2017, we had approximately $73.5 million and $51.1 million of investments in unconsolidated entities, respectively.

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

Preferred Equity and Mezzanine Loan Investments. The Company had preferred equity and mezzanine loan investments in the amounts of $165.6 million and $138.9 million as of December 31, 2018 and December 31, 2017, respectively.

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
As of December 31, 2018, all preferred equity and mezzanine loan investments were paying in accordance with their contractual terms. During the year ended December 31, 2018, there were no impairments with respect to our preferred equity and mezzanine loan investments.

The following tables summarize our preferred equity and mezzanine loan investments as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018
	Count	Carrying Amount(1)	Investment Amount(1)	Weighted Average Interest or Preferred Return Rate(2)	Weighted Average Remaining Life (Years)
Preferred equity investments	24	$154,629	$155,819	11.59%	7.2
Mezzanine loans	4	10,926	10,970	12.29%	17.5
Total	28	$165,555	$166,789	11.63%	7.8

	December 31, 2017
	Count	Carrying Amount(1)	Investment Amount(1)	Weighted Average Interest or Preferred Return Rate(2)	Weighted Average Remaining Life (Years)
Preferred equity investments	20	$132,009	$133,618	12.02%	6.6
Mezzanine loans	3	6,911	6,942	12.95%	6.8
Total	23	$138,920	$140,560	12.07%	6.6

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loan Investments Characteristics

Combined Loan to Value at Investment	December 31, 2018	December 31, 2017
70.01% - 80.00%	10.4%	5.4%
80.01% - 90.00%	89.6%	94.6%
Total	100.0%	100.0%

Real Estate Held for Sale in Consolidated VIEs. On March 31, 2017, the Company re-evaluated its variable interests in Riverchase Landing and The Clusters and, as a result of the reconsideration, consolidated Riverchase Landing and The Clusters into its consolidated financial statements.

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

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale, with completion of such sale occurring in February 2019 (see Note 26 to our consolidated financial statements included in this report for more information). As a result, the Company classified the real estate assets held by The Clusters in the amount of $29.7 million and $29.3 million as real estate held for sale in consolidated variable interest entities as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the Company had repurchase agreements with an outstanding balance of $1.5 billion and a weighted average interest rate of 3.41%. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%. Our repurchase agreements have a weighted average days to maturity of 62 days.

At December 31, 2018, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Jefferies & Company, Inc. at 5.04%. At December 31, 2017, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.04%. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of December 31, 2018, the outstanding balance under our repurchase agreements was funded at a weighted average advance rate of 87.7% that implies an average “haircut” of 12.3%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 23%, respectively, at December 31, 2018. As of December 31, 2017, the outstanding balance under our repurchase agreements was funded at a weighted average advance rate of 90.0% that implies an average “haircut” of 10.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 24%, respectively, at December 31, 2017.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2018, 2017 and 2016 for our repurchase agreement borrowings (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2018	$1,372,459	$1,543,577	$1,543,577
September 30, 2018	$1,144,080	$1,130,659	$1,163,683
June 30, 2018	$1,230,648	$1,179,961	$1,279,121
March 31, 2018	$1,287,939	$1,287,314	$1,297,949

December 31, 2017	$1,224,771	$1,276,918	$1,276,918
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

December 31, 2016	$742,594	$773,142	$773,142
September 30, 2016	$686,348	$671,774	$699,506
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund the purchase of residential mortgage loans, expiring on June 8, 2019. At December 31, 2017, the master repurchase agreement provided for a maximum aggregate principal committed amount of up to $100.0 million. The outstanding balance on this master repurchase agreement as of December 31, 2018 and December 31, 2017 amounts to approximately $120.7 million and $123.6 million, respectively, bearing interest at 4.91% and 4.05% at December 31, 2018 and December 31, 2017, respectively. Residential mortgage loans with a carrying value of approximately $168.4 million at December 31, 2018 are pledged as collateral for the borrowings under this master repurchase agreement.

The Company also has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate principal amount of up to $50.0 million to fund the purchase of residential mortgage loans. On December 18, 2018, the Company amended the pricing side letter to the master repurchase agreement to extend the maturity date to February 19, 2019. On February 14, 2019, the Company amended and restated the pricing side letter to this master repurchase agreement. The pricing side letter increased the maximum aggregate principal amount from $50.0 million to $200.0 million, extended the maturity date to February 12, 2021 and will be used to fund the purchase of residential mortgage loans, including both first and second mortgages. The outstanding balance on this master repurchase agreement as of December 31, 2018 and December 31, 2017 amounts to approximately $33.9 million and $26.1 million, respectively, bearing interest at 6.01% and 5.05% at December 31, 2018 and December 31, 2017, respectively. Second mortgages with a carrying value of approximately $57.6 million at December 31, 2018 are pledged as collateral for the borrowings under this master repurchase agreement.

On November 28, 2018, the Company entered into a master repurchase agreement with Credit Suisse AG, Cayman Islands Branch with a maximum aggregate principal amount of $750.0 million to fund the purchase of residential mortgage loans, expiring on November 28, 2019. The outstanding balance on this master repurchase agreement as of December 31, 2018 amounts to approximately $434.6 million, bearing interest at 4.50%. Residential mortgage loans with a carrying value of approximately $528.4 million at December 31, 2018 are pledged as collateral for the borrowings under this master repurchase agreement.

The Company expects to roll outstanding borrowings under these master repurchase agreements into a new repurchase agreements or other financings prior to or at maturity.

Residential Collateralized Debt Obligations. As of December 31, 2018 and 2017, we had Residential CDOs of $53.0 million and $70.3 million, respectively. As of December 31, 2018 and 2017, the weighted average interest rate of these Residential CDOs was 3.12% and 2.16%, respectively. The Residential CDOs are collateralized by ARMs with a principal balance of $60.2 million and $77.5 million at December 31, 2018 and 2017, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and had a net investment in the residential securitization trusts of $4.8 million and $4.4 million at December 31, 2018 and 2017, respectively.

Securitized Debt. As of December 31, 2018 and 2017, we had approximately $42.3 million and $81.5 million of securitized debt, respectively. As of December 31, 2018 and 2017, the weighted average interest rate for our securitized debt was 4.96% and 4.48%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 10 to our consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of December 31, 2018 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

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

Subordinated Debentures

As of December 31, 2018, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 6.52%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in which the Company held preferred equity investments. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements. Each of Riverchase Landing's and The Clusters' real estate investments were subject to a mortgage payable as of December 31, 2017. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. The Clusters' real estate investment remains subject to a mortgage payable of $27.3 million and the Company has no obligation for this liability as of December 31, 2018. See Note 10 to our consolidated financial statements included in this report for more information on Riverchase Landing and The Clusters.

The Company also consolidates Kiawah River View Investors LLC ("KRVI") into its consolidated financial statements. KRVI's real estate under development is subject to a note payable of $4.0 million that has an unused commitment of $4.4 million as of December 31, 2018. See Note 10 to our consolidated financial statements included in this report for more information on KRVI.

Derivative Assets and Liabilities. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs.

Our current derivative instruments are comprised of interest rate swaps. We use interest rate swaps to hedge variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Historically, we have accounted for these interest rate swaps under the hedged accounting methodology with changes in value reflected in comprehensive earnings and not through the statement of operations. Beginning in the fourth quarter of 2017, the Company did not elect hedge accounting treatment and all changes in fair value are recognized in the statement of operations.
At December 31, 2018 and December 31, 2017 the Company had no outstanding swaps that qualify as cash flow hedges for financial reporting purposes. See Note 12 to our consolidated financial statements included in this Form 10-K for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at December 31, 2018 was $1.2 billion and included $22.1 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2018 consisted of $38.3 million in unrealized losses related to our Agency RMBS and $1.2 million in net unrealized losses related to non-Agency RMBS, partially offset by $17.4 million in unrealized gains related to our CMBS. The Company's stockholders’ equity at December 31, 2017 was $971.9 million and included $5.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2017 consisted of $18.2 million in unrealized gains related to our CMBS and $1.8 million in net unrealized gains related to our non-Agency RMBS, partially offset by $14.5 million in unrealized losses related to our Agency RMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the year ended December 31, 2018 (amounts in thousands, except per share):

	Year Ended December 31, 2018
	Amount	Shares	Per Share(1)
Beginning Balance	$671,865	111,910	$6.00
Common stock issuance, net(2)	262,673	43,680
Balance after share issuance activity	934,538	155,590	6.01
Dividends declared	(106,647)		(0.69)
Net change in accumulated other comprehensive income:
Investment securities(3)	(27,688)		(0.18)
Net income attributable to Company's common stockholders	79,186		0.51
Ending Balance	$879,389	155,590	$5.65

(1)	Outstanding shares used to calculate book value per share for the year ended December 31, 2018 are 155,589,528.

(2)	Includes amortization of stock based compensation.

(3)	The decline of $27.7 million for the year ended December 31, 2018 relates to unrealized losses in investment securities and is primarily due to a decline in the value of the Agency RMBS portfolio.

The following table analyzes the changes in book value for the year ended December 31, 2017 (amounts in thousands, except per share):

	Year Ended December 31, 2017
	Amount	Shares	Per Share(1)
Beginning Balance	$683,075	111,474	$6.13
Common stock issuance, net (2)	2,560	436
Preferred stock issuance, net	130,496
Preferred stock liquidation preference	(135,000)
Balance after share issuance activity	681,131	111,910	6.08
Dividends declared	(89,500)		(0.80)
Net change in accumulated other comprehensive income:
Hedges	(102)		—
Investment securities	4,016		0.04
Net income attributable to Company's common stockholders	76,320		0.68
Ending Balance	$671,865	111,910	$6.00

(1)	Outstanding shares used to calculate book value per share for the year ended December 31, 2017 are 111,909,909.

(2)	Includes amortization of stock based compensation.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management and incentive fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the multi-family CMBS POs we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our multi-family CMBS POs are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically ten to fifteen years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain assets from its investment portfolio as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the year ended December 31, 2018, net cash and restricted cash increased primarily as a result of $621.2 million provided by financing activities and $24.2 million provided by operating activities, which was partially offset by $642.5 million used in investing activities.

Our financing activities primarily included net proceeds from financing arrangements of $704.8 million, $260.1 million in proceeds from issuance of common stock and $1.2 million in advances on mortgages and notes payable in Consolidated VIEs, partially offset by $137.8 million in payments made on multi-family CDOs, $121.7 million in aggregate dividends paid on common stock and preferred stock, $40.9 million in payments made on securitized debt, $27.1 million in payments made on mortgages and notes payable in Consolidated VIEs, and $17.3 million in payments made on Residential CDOs.

Our investing activities primarily included $688.8 million of purchases of residential mortgage loans and distressed residential mortgage loans, $393.7 million of purchases of investment securities, $112.5 million in the funding of preferred equity, equity and mezzanine loan investments, $112.2 million of purchases of investments held in multi-family securitization trusts, and $0.6 million of other investing activities, partially offset by $234.4 million in principal paydowns on investment securities available for sale, $138.6 million in principal repayments and proceeds from sales and refinancings of distressed and other residential mortgage loans, $137.8 million in principal repayments received on multi-family loans held in securitization trusts, $56.7 million in principal repayments received on preferred equity and mezzanine loan investments, $33.2 million in net proceeds from sales of real estate in Consolidated VIEs, $26.9 million in proceeds from sales of investment securities, $16.8 million in principal repayments received on residential mortgage loans held in securitization trusts, $15.0 million of return of capital from unconsolidated entities, $5.1 million in proceeds from sale of real estate owned, and $0.7 million in net proceeds from other derivative instruments settled during the period.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of common stock and preferred equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At December 31, 2018, we had cash and cash equivalents balances of $103.7 million, which increased from $95.2 million at December 31, 2017. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements to finance the more liquid assets in our investment portfolio. Over the last several years, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including new capital requirement regulations. However, as certain lenders have exited the space, other financing counterparties that had not participated in the repo lending market historically have stepped in, offsetting, in part the lenders that have elected to exit.

As of December 31, 2018, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2018, we had an aggregate amount at risk under our repurchase agreements of approximately $240.6 million, with no more than approximately $59.4 million at risk with any single counterparty. At December 31, 2018, the Company had short-term repurchase agreement borrowings on its investment securities of $1.5 billion as compared to $1.3 billion as of December 31, 2017.

As of December 31, 2018, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities we believe may be posted as margin. We had $103.7 million in cash and cash equivalents and $262.5 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of December 31, 2018 included $59.4 million of Agency RMBS, $107.0 million of CMBS, and $96.1 million of non-Agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 23.7% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At December 31, 2018, the Company also had three longer-term master repurchase agreements, two with Deutsche Bank AG, Cayman Islands Branch and one with Credit Suisse AG, Cayman Islands Branch. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis - Financing Arrangements, Residential Mortgage Loans" for further information.

At December 31, 2018, we also had other longer-term debt, including Residential CDOs outstanding of $53.0 million, multi-family CDOs outstanding of $11.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $42.3 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of December 31, 2018 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our April 2016 distressed residential mortgage loan securitization transactions, which is described in Note 10 of our consolidated financial statements.

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of Convertible Notes in a public offering. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

As of December 31, 2018, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 2.0 to 1. Our overall leverage ratio does not include the mortgage debt of The Clusters or debt associated with the Multi-family CDOs or the Residential CDOs and other non-recourse debt, for which we have no obligation. As of December 31, 2018, our leverage ratio on our short-term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.8 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at the market” equity offering program pursuant to an equity distribution agreement (the "ATM Program"), as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan ("DRIP"). Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On August 14, 2018, the Company issued 14,375,000 shares of its common stock through an underwritten public offering, at a public offering price of $6.16 per share, resulting in total net proceeds to the Company of $86.0 million after deducting underwriting discounts and commissions and offering expenses.

On November 13, 2018, the Company issued 14,375,000 shares of its common stock through an underwritten public offering at a public offering price of $6.11 per share, resulting in total net proceeds to the Company of $85.3 million after deducting underwriting discounts and commissions and offering expenses.

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

During the year ended December 31, 2018, the Company issued 14,588,631 shares of common stock under the Equity Distribution Agreement, at an average sales price of $6.19 per share, resulting in net proceeds to the Company of $89.0 million, after deducting the placement fees. During the year ended December 31, 2017, the Company issued 55,886 shares of common stock under the Equity Distribution Agreement, at an average sales price of $6.45 per share, resulting in total net proceeds to the Company of $0.4 million, after deducting the placement fees. As of December 31, 2018, approximately $86.4 million of common stock remains available for issuance under the Equity Distribution Agreement. Also during the year ended December 31, 2017, the Company issued 87,737 shares of its common stock under its ATM Program pursuant to a prior equity distribution agreement, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million,after deducting the placement fees.

Internalization of Distressed Residential Loan Strategy

We engaged Headlands beginning in 2012 to manage and advise us with respect to certain distressed residential mortgage loans that we acquired. Headlands sourced and performed due-diligence procedures on the pools of distressed residential mortgage loans that we acquired and manages the servicing, modification and final disposition or resolution of the loans, which can range from modifying a mortgage loan balance, interest rate or payment to selling the underlying loan or the real estate asset.

In August 2018, we announced that we had begun the process to internalize the management of our distressed residential loan strategy in order to expand our capabilities in self managing, sourcing and creating single-family residential credit assets. In connection with the internalization, we provided Headlands with written notice that we intend to cause our management agreement with them to expire when its current term ends on June 30, 2019. Pursuant to the terms of the management agreement, Headlands will continue to manage the loans sourced by it and currently owned by us (the “Headlands Loans”) and will be entitled to continue to receive a base management fee equal to 1.5% per annum of Equity (as defined in the management agreement) managed, incentive fees (to the extent earned) and certain ancillary fees on such assets until such assets have been liquidated. Headlands is entitled to an incentive fee that is calculated quarterly and paid in cash in arrears. The incentive fee is based upon the average Equity during the fiscal quarter, subject to a high water mark equal to a 5% return on Equity, and shall be payable in an amount equal to 35% of the dollar amount by which adjusted net income (as defined in the management agreement) attributable to the assets managed by them, before accounting for any incentive fees payable to Headlands, exceeds an annualized 12% rate of return on Equity. In addition, in accordance with the management agreement, Headlands has an exclusive right of first refusal on an ongoing basis to purchase or arrange for purchase any of the Headlands Loans. We anticipate continuing to work directly with Headlands to finalize the details around the transition of its services to us. As of December 31, 2018, Headlands managed approximately $321.7 million of Assets (as defined in the management agreement) and approximately $188.8 million of Equity under the terms of the management agreement.

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

Inflation

Substantially all our assets and liabilities are financial in nature and are sensitive to interest rate and other related factors to a greater degree than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements and corresponding notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering inflation.

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2018 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$1,240	$2,856	$2,791	$6,507	$13,394
Financing arrangements	2,131,505	—	—	—	2,131,505
Subordinated debentures(1)	3,030	6,069	6,060	79,909	95,068
Securitized debt(1)(3)	12,498	—	—	—	12,498
Interest rate swaps(1)	423	847	847	3,337	5,454
Management fees(2)	3,159	—	—	—	3,159
Convertible notes(1)	8,625	17,250	142,313	—	168,188
Employment agreements	800	—	—	—	800
Total contractual obligations(3)	$2,161,280	$27,022	$152,011	$89,753	$2,430,066

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2018.

(2)	Amounts include the base fee for Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, Eurodollar and other futures, TBAs and other securities or instruments we may use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, interest rate caps, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long-term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing of those assets such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, is less than one year.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and derivative hedging instruments.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of December 31, 2018 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(24,035)
+100	$(12,064)
-100	$13,716

Interest rate changes may also impact our net book value as our assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, non-Agency RMBS, multi-family CMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to borrower defaults.

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

With respect to the $228.5 million of distressed residential mortgage loans at carrying value and $576.8 million of distressed residential mortgage loans at fair value owned by the Company at December 31, 2018, we purchased these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.

As of December 31, 2018, we own $607.5 million of multi-family CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 44.9% of current par. Prior to the acquisition of each of our multi-family CMBS POs, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analysis. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of December 31, 2018, we own approximately $242.5 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised such rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment. Additionally, the Company believes it has an asset management team with the experience and expertise necessary to efficiently manage The Clusters while working toward a successful resolution for this investment.

We are exposed to credit risk in our investments in non-Agency RMBS totaling $214.0 million as of December 31, 2018. The non-Agency RMBS in our investment portfolio consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our multi-family CMBS POs, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2018, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of December 31, 2018, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	($ amounts in thousands)
+200	$(160,365)	2.72
+100	$(74,506)	2.51
Base		2.00
-100	$46,511	1.37

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the "COSO framework"). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2019 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2019 Proxy Statement and is incorporated herein by reference.

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

4.5
Indenture, dated April 15, 2016, by and between NYMT Residential 2016-RP1, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016).

4.6
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.7
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

10.7
Third Amended and Restated Employment Agreement, dated as of April 19, 2018, between New York Mortgage Trust, Inc. and Steven R. Mumma (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2018).

10.8
Separation Agreement, dated September 18, 2017, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017).

10.9
The Company's 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.10
Form of 2018 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.11	The Company's 2019 Annual Incentive Plan.*

10.12	Form of 2019 Performance Stock Unit Award Agreement.*

10.13
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.14
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

10.15
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

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 25, 2019	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 25, 2019	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chairman of the Board and Chief Executive Officer	February 25, 2019
Steven R. Mumma	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 25, 2019
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Michael B. Clement	Director	February 25, 2019
Michael B. Clement

/s/ Alan L. Hainey	Director	February 25, 2019
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 25, 2019
Steven G. Norcutt

/s/ David R. Bock	Director	February 25, 2019
David R. Bock

/s/ Lisa A. Pendergast	Director	February 25, 2019
Lisa A. Pendergast

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2018

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2019 expressed an unqualified opinion.
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

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 25, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

New York, New York

February 25, 2019

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Investment securities, available for sale, at fair value (including pledged securities of $1,464,977 and $1,076,187, as of December 31, 2018 and December 31, 2017, respectively, and $52,700 and $47,922 held in securitization trusts as of December 31, 2018 and December 31, 2017, respectively)	$1,512,252	$1,413,081
Residential mortgage loans held in securitization trusts, net	56,795	73,820
Distressed and other residential mortgage loans, at fair value	737,523	87,153
Distressed residential mortgage loans, net (including $88,096 and $121,791 held in securitization trusts as of December 31, 2018 and December 31, 2017, respectively)	228,466	331,464
Multi-family loans held in securitization trusts, at fair value	11,679,847	9,657,421
Derivative assets	10,263	10,101
Cash and cash equivalents	103,724	95,191
Investment in unconsolidated entities	73,466	51,143
Preferred equity and mezzanine loan investments	165,555	138,920
Real estate held for sale in consolidated variable interest entities	29,704	64,202
Goodwill	25,222	25,222
Receivables and other assets	114,821	108,567
Total Assets (1)	$14,737,638	$12,056,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$1,543,577	$1,276,918
Financing arrangements, distressed and other residential mortgage loans	587,928	149,063
Residential collateralized debt obligations	53,040	70,308
Multi-family collateralized debt obligations, at fair value	11,022,248	9,189,459
Securitized debt	42,335	81,537
Mortgages and notes payable in consolidated variable interest entities	31,227	57,124
Accrued expenses and other liabilities	101,228	82,126
Subordinated debentures	45,000	45,000
Convertible notes	130,762	128,749
Total liabilities (1)	$13,557,345	$11,080,284
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 5,750,000 shares authorized and 5,400,000 issued and outstanding	130,496	130,496
Common stock, $0.01 par value, 400,000,000 shares authorized, 155,589,528 and 111,909,909 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,556	1,119
Additional paid-in capital	1,013,391	751,155
Accumulated other comprehensive (loss) income	(22,135)	5,553
Accumulated deficit	(103,178)	(75,717)
Company's stockholders' equity	1,179,389	971,865
Non-controlling interest in consolidated variable interest entities	904	4,136
Total equity	$1,180,293	$976,001
Total Liabilities and Stockholders' Equity	$14,737,638	$12,056,285

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2018 and December 31, 2017, assets of consolidated VIEs totaled $11,984,374 and $10,041,468, respectively, and the liabilities of consolidated VIEs totaled $11,191,736 and $9,436,421, respectively. See Note 10 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
INTEREST INCOME:
Investment securities and other	$68,518	$43,909	$33,696
Multi-family loans held in securitization trusts	358,712	297,124	249,191
Distressed and other residential mortgage loans	28,569	25,054	36,419
Total interest income	455,799	366,087	319,306

INTEREST EXPENSE:
Investment securities and other	44,050	25,344	17,764
Convertible notes	10,643	9,852	—
Multi-family collateralized debt obligations	313,102	261,665	222,553
Residential collateralized debt obligations	1,779	1,463	1,246
Securitized debt	4,754	7,481	11,044
Subordinated debentures	2,743	2,296	2,061
Total interest expense	377,071	308,101	254,668

NET INTEREST INCOME	78,728	57,986	64,638

OTHER INCOME (LOSS):
(Provision for) recovery of loan losses	(1,257)	1,739	838
Realized (loss) gain on investment securities and related hedges, net	(11,758)	3,888	(3,645)
Realized (loss) gain on distressed residential mortgage loans at carrying value, net	(623)	26,049	14,865
Net gain on distressed and other residential mortgage loans at fair value	8,702	1,678	—
Unrealized gain on investment securities and related hedges, net	11,104	1,955	7,070
Unrealized gain on multi-family loans and debt held in securitization trusts, net	37,581	18,872	3,032
Income from operating real estate and real estate held for sale in consolidated variable interest entities	6,163	7,280	—
Other income	16,568	13,552	19,078
Total other income	66,480	75,013	41,238

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	22,868	18,357	15,246
Base management and incentive fees	5,366	4,517	9,261
Expenses related to distressed and other residential mortgage loans	8,908	8,746	10,714
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	4,328	9,457	—
Total general, administrative and operating expenses	41,470	41,077	35,221

INCOME FROM OPERATIONS BEFORE INCOME TAXES	103,738	91,922	70,655
Income tax (benefit) expense	(1,057)	3,355	3,095

NET INCOME	104,795	88,567	67,560
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(1,909)	3,413	(9)
NET INCOME ATTRIBUTABLE TO COMPANY	102,886	91,980	67,551
Preferred stock dividends	(23,700)	(15,660)	(12,900)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$79,186	$76,320	$54,651

Basic earnings per common share	$0.62	$0.68	$0.50
Diluted earnings per common share	$0.61	$0.66	$0.50
Weighted average shares outstanding-basic	127,243	111,836	109,594
Weighted average shares outstanding-diluted	147,450	130,343	109,594

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$79,186	$76,320	$54,651
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(27,688)	8,314	4,695
Reclassification adjustment for net gain included in net income	—	(4,298)	—
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	(102)	(202)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(27,688)	3,914	4,493
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$51,498	$80,234	$59,144

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017, and 2016
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526	$—	$880,526
Net income	—	—	—	67,551	—	67,551	9	67,560
Common Stock issuance, net	21	—	13,989	—	—	14,010	—	14,010
Preferred Stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(105,605)	—	(105,605)	—	(105,605)
Dividends declared on preferred stock	—	—	—	(12,900)	—	(12,900)	—	(12,900)
Increase in fair value of available for sale securities	—	—	—	—	4,695	4,695	—	4,695
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(202)	(202)	—	(202)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	3,078	3,078
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162
Net income	—	—	—	91,980	—	91,980	(3,413)	88,567
Common Stock issuance, net	4	—	2,556	—	—	2,560	—	2,560
Preferred Stock issuance, net	—	130,496	—	—	—	130,496	—	130,496
Dividends declared on common stock	—	—	—	(89,500)	—	(89,500)	—	(89,500)
Dividends declared on preferred stock	—	—	—	(15,660)	—	(15,660)	—	(15,660)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,298)	(4,298)	—	(4,298)
Increase in fair value of available for sale securities	—	—	—	—	8,314	8,314	—	8,314
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(102)	(102)	—	(102)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	4,462	4,462
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	102,886	—	102,886	1,909	104,795
Common Stock issuance, net	437	—	262,236	—	—	262,673	—	262,673
Preferred Stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(106,647)	—	(106,647)	—	(106,647)
Dividends declared on preferred stock	—	—	—	(23,700)	—	(23,700)	—	(23,700)
Decrease in fair value of available for sale securities	—	—	—	—	(27,688)	(27,688)	—	(27,688)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(5,141)	(5,141)
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$104,795	$88,567	$67,560
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization	(29,338)	197	7,648
Realized loss (gain) on investment securities and related hedges, net	11,758	(3,888)	3,645
Net gain on distressed residential mortgage loans at carrying value and distressed and other residential mortgage loans at fair value	(8,079)	(27,727)	(14,865)
Unrealized gain on investment securities and related hedges, net	(11,104)	(1,955)	(7,070)
Gain on sale of real estate held for sale in consolidated variable interest entities	(2,328)	—	—
Impairment of real estate under development in consolidated variable interest entities	2,764	—	—
Gain on remeasurement of existing membership interest in businesses acquired	—	—	(5,052)
Gain on bargain purchase on businesses acquired	—	—	(65)
Unrealized gain on loans and debt held in multi-family securitization trusts, net	(37,581)	(18,872)	(3,032)
Net decrease in loans held for sale	1,492	34	432
Provision for (recovery of) loan losses	1,257	(1,739)	(838)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(37,922)	(27,164)	(22,202)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	29,358	20,870	15,801
Amortization of stock based compensation, net	2,582	1,632	514
Changes in operating assets and liabilities:
Receivables and other assets	(13,963)	(18,459)	6,756
Accrued expenses and other liabilities and accrued expenses, related parties	10,486	17,836	4,612
Net cash provided by operating activities	24,177	29,332	53,844

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	—	(28,447)
Cash received from initial consolidation of variable interest entities	—	112	—
Net proceeds from sale of real estate in consolidated variable interest entities	33,192	—	—
Proceeds from sales of investment securities	26,899	107,062	208,229
Purchases of investment securities	(393,663)	(940,597)	(423,175)
Redemption of FHLBI stock	—	—	5,445
Purchases of other assets	(183)	(41)	(103)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(457)	(296)	—
Funding of preferred equity, equity and mezzanine loan investments	(112,452)	(61,814)	(46,896)
Principal repayments received on preferred equity and mezzanine loan investments	56,718	19,031	4,464
Return of capital from unconsolidated entity investments	14,973	25,940	10,940
Net proceeds (payments) from other derivative instruments settled during the period	747	(4,683)	(933)
Principal repayments received on residential mortgage loans held in securitization trusts	16,751	20,667	23,648
Principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans	138,587	224,915	122,552
Principal repayments received on multi-family loans held in securitization trusts	137,820	137,164	136,331
Principal paydowns on investment securities - available for sale	234,438	228,968	136,836
Proceeds from sale of real estate owned	5,120	7,026	2,131
Purchases of distressed and other residential mortgage loans	(688,750)	(101,250)	(82,167)
Purchases of investments held in multi-family securitization trusts	(112,214)	(102,147)	—
Net cash (used in) provided by investing activities	(642,474)	(439,943)	68,855

Cash Flows from Financing Activities:
Proceeds from financing arrangements, net of FHLBI advances and payments	704,763	459,733	175,993
Proceeds from issuance of convertible notes	—	126,995	—
Proceeds from issuance of securitized debt	—	—	166,347
Common stock issuance, net	260,091	930	13,496
Preferred stock issuance, net	—	130,496	—
Dividends paid on common stock	(97,911)	(93,872)	(105,108)
Dividends paid on preferred stock	(23,760)	(12,900)	(12,900)
Payments made on mortgages and notes payable in consolidated variable interest entities	(27,067)	(1,485)	—
Proceeds from mortgages and notes payable in consolidated variable interest entities	1,154	5,414	—
Payments made on residential collateralized debt obligations	(17,338)	(21,442)	(25,152)
Payments made on multi-family collateralized debt obligations	(137,803)	(137,160)	(136,314)
Payments made on securitized debt	(40,882)	(79,433)	(126,018)
Redemption of preferred equity	—	—	(16,255)
Net cash provided by (used in) financing activities	621,247	377,276	(65,911)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,950	(33,335)	56,788
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	106,195	139,530	82,742
Cash, Cash Equivalents and Restricted Cash - End of Period	$109,145	$106,195	$139,530

Supplemental Disclosure:
Cash paid for interest	$417,016	$333,907	$300,992
Cash paid for income taxes	$1,711	$3,952	$4,061
Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$—	$—	$148,015
Consolidation of multi-family loans held in securitization trusts	$2,294,544	$2,886,525	$—
Consolidation of multi-family collateralized debt obligations	$2,182,330	$2,784,377	$—
Transfer from residential loans to real estate owned	$7,998	$7,228	$8,892
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$31,118	$22,382	$26,754
Dividends declared on preferred stock to be paid in subsequent period	$5,925	$5,985	$3,225

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$103,724	$95,191	$83,554
Restricted cash included in receivables and other assets	5,421	11,004	55,976
Total cash, cash equivalents, and restricted cash	$109,145	$106,195	$139,530

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets.

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
“non-Agency RMBS” refers to RMBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation;
“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;
"IO RMBS" refers to RMBS comprised of IOs;
“Agency IOs” refers to Agency RMBS comprised of IO RMBS;
“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;
“ARMs” refers to adjustable-rate residential mortgage loans;
“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARMs held in our securitization trusts formed in 2005;
“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;
“Agency fixed-rate RMBS ” refers to Agency RMBS comprised of fixed-rate RMBS;
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as PO, IO, or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;
“Multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;
“CDOs” refers to collateralized debt obligations;
“non-QM loans” refers to residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau; and
“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including valuation of its CMBS investments, residential mortgage loans, multi-family loans held in securitization trusts and multi-family CDOs, as well as income recognition on distressed residential mortgage loans purchased at a discount. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

Reclassifications – Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.

Principles of Consolidation and Variable Interest Entities – The accompanying consolidated financial statements of the Company include the accounts of all of its subsidiaries that are majority-owned, controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations – The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations ("ASC 805"). Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

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

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two VIEs that each own a multi-family apartment community and in each of which the Company held a preferred equity investment. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810"). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805 (see Note 10). In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company elected the fair value option for its Agency IOs and certain of its Agency ARMs and Agency fixed-rate RMBS within the Agency IO portfolio. The fair value option measures unrealized gains and losses through earnings in the accompanying consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which were not designated as hedging instruments for accounting purposes. As of December 31, 2018, the Company had fully exited its Agency IO strategy and liquidated its Agency IO portfolio.

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

Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts associated with our Agency RMBS and other investment securities assessed as high credit quality at the time of purchase are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

Interest income on certain of our credit sensitive securities that were purchased at a discount to par value, such as our CMBS and non-Agency RMBS of less than high credit quality, is recognized based on the security’s effective yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which incorporates assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

A portion of the purchase discount on the Company’s first loss PO multi-family CMBS is designated as non-accretable purchase discount or credit reserve, which estimates the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could be required.

The Company accounts for investment securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO) at date of acquisition in accordance with ASC 320-10, Investments - Debt and Equity Securities ("ASC 320-10"). The Company accounts for investment securities that are not of high credit quality (i.e., those whose risk of loss is more than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40, Investments - Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the debt securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

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

In determining the other-than temporary impairment related to credit losses for investment securities that are not of high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the prior reporting date or purchase date, whichever is most recent, against the present value of the cash flows expected to be collected at the current financial reporting date. The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

Residential Mortgage Loans Held in Securitization Trusts, net – Residential mortgage loans held in securitization trusts are comprised of certain ARMs transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses. Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The Company establishes an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts. Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, management looks at the balance of any delinquent loan and compares that to the current value of the collateralizing property. Management utilizes various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area and consultation with a broker in the property's area.

Distressed and Other Residential Mortgage Loans, at fair value – Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgage loans, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments. Changes in fair value are recorded in current period earnings in net gain (loss) on distressed and other residential mortgage loans at fair value in the Company's consolidated statements of operations.

Premiums and discounts associated with the purchase of distressed and other residential mortgage loans, at fair value are amortized or accreted into interest income over the life of the related loan using the effective interest method. Any premium amortization or discount accretion is reflected as a component of interest income, residential mortgage loans in the Company's consolidated statements of operations.

Distressed and other residential mortgage loans at fair value are considered past due when they are 30 days past their contractual due date, and are placed on nonaccrual status when delinquent for more than 90 days. Interest accrued but not yet collected at the time loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.

Distressed Residential Mortgage Loans, net – Certain of the distressed residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Loans considered credit impaired are recorded at fair value at the date of acquisition, with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment, plus accretion income, less principal and interest cash flows received. These distressed residential mortgage loans are presented on the Company's consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under ASC 310-30, the acquired credit impaired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance. For each pool established, or on an individual loan basis for loans not aggregated into pools, the Company estimates at the time of acquisition and periodically, the principal and interest expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using a level yield methodology. Interest income recorded each period relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

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

Disposal of a distressed residential mortgage loan accounted for under ASC 310-30, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the loan pool at its allocated carrying amount. In the event of a sale of the loan and receipt of payment (in full or partial) from the borrower, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the allocated carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, an individual loan is removed from the pool and a loss on sale is recognized if the carrying value exceeds the fair value of the collateral less costs to sell. A gain is not recognized if the fair value of collateral less costs to sell exceeds the carrying value.

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

Distressed residential mortgage loans accounted for under ASC 310-30 subject to modification are not removed from the pool even if those loans would otherwise be considered troubled debt restructurings because the pool, and not the individual loan, represents the unit of account.

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, a loss is recognized if the carrying value exceeds the fair value of the underlying collateral less costs to sell. A gain is not recognized if the fair value of underlying collateral less costs to sell exceeds the carrying value.

Certain of the Company's distressed residential mortgage loans accounted for under ASC 310-30 are held in securitization trusts and have been transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our "special purpose entities" ("SPEs") own the first loss POs, certain IOs and mezzanine securities issued by those securitizations, and that we consolidate in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, has consolidated these securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity ("CFE") using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s multi-family securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investment utilizing the guidance provided by the ADC Arrangements Subsection of ASC 310, Receivables. Preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at unpaid principal balance, adjusted for any unamortized premium or discount and deferred fees or expenses, net of valuation allowances. The Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

Management evaluates the collectability of both interest and principal of each of these loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Real Estate Held for Sale in Consolidated Variable Interest Entities - The Company recorded its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties was apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilized a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considered information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considered the value of acquired in-place leases and utilized an amortization period that is the average remaining term of the acquired leases.

The Company has reclassified its operating real estate held in consolidated variable interest entities to real estate held for sale in consolidated variable interest entities in accordance with ASC 360, Property, Plant, and Equipment as of December 31, 2018. When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Real estate held for sale in consolidated variable interest entities is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any.

The Company assesses the net fair value of real estate held for sale each reporting period that assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded in the consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

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

Real Estate - Depreciation – The Company depreciates on a straight-line basis the building component of its real estate over a 30-year estimated useful life, building and land improvements over a 10-year to 30-year estimated useful life and furniture, fixtures and equipment over a 5-year estimated useful life, all of which are judgmental determinations. Betterments and certain costs directly related to the improvement of real estate are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

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

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of December 31, 2018 and December 31, 2017 of $22.0 million and $22.9 million, respectively, is included in receivables and other assets on the consolidated balance sheets.

Real Estate - Impairment – The Company periodically evaluates its real estate assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company's ability and intent to hold each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment is warranted. If impairment indicators exist for long-lived assets to be held and used, and the expected future undiscounted cash flows are less than the carrying amount of the asset, then the Company will record an impairment loss for the difference between the fair value of the asset and its carrying amount. If the asset is to be disposed of, then an impairment loss is recognized for the difference between the estimated fair value of the asset, net of selling costs, and its carrying amount. The Company, through one of its consolidated VIEs, recorded a $2.8 million impairment loss on real estate under development in the year ended December 31, 2018 which is included in other income in the Company's consolidated statements of operations. $1.4 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities for the year ended December 31, 2018 on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $1.4 million. See Note 10 for further discussion regarding impairment.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill of $25.2 million as of December 31, 2018 and December 31, 2017 relates to the Company's multi-family investment reporting unit.

Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized. The Company's annual evaluation of goodwill as of October 1, 2018 indicated no impairment.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, employment/non-compete agreements, and acquired in-place leases with useful lives ranging from 6 months to 10 years are included in receivables and other assets on the consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See "Real Estate Held for Sale in Consolidated Variable Interest Entities" for further discussion of acquired in-place lease intangible assets.

Receivables and Other Assets – Receivables and other assets as of December 31, 2018 and 2017 include restricted cash held by third parties of $5.4 million and $11.0 million, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $41.9 million and $33.6 million as of December 31, 2018 and 2017, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its investment securities available for sale using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financial transactions and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over LIBOR.

Financing Arrangements, Distressed and Other Residential Mortgage Loans – The Company finances a portion of its distressed and other residential mortgage loans at fair value and distressed residential mortgage loans accounted for under ASC 310-30, through repurchase agreements that expire within 12 to 18 months (see Note 14). The borrowings under the repurchase agreements generally bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $1.2 million and $0.7 million as of December 31, 2018 and December 31, 2017, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARMs held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company completed four securitizations in 2005 and 2006. The first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying consolidated financial statements.

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – The Consolidated K-Series, including their debt, are referred to as Multi-Family CDOs in our consolidated financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held by the Consolidated K-Series. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to the Residential CDOs and Multi-Family CDOs collectively as "CDOs" in this report.

Securitized Debt –Securitized debt represents third-party liabilities of Consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtain permanent or longer-term financing on a portion of its multi-family CMBS and acquired distressed residential mortgage loans.

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $0.2 million and $0.7 million as of December 31, 2018 and December 31, 2017, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Convertible Notes – On January 23, 2017, the Company issued 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") to finance the acquisition of targeted assets and for general working capital purposes. The Company evaluated the conversion features of the Convertible Notes for embedded derivatives in accordance with ASC 815, Derivatives and Hedging ("ASC 815") and determined that the conversion features should not be bifurcated from the notes.

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $7.2 million and $9.3 million as of December 31, 2018 and December 31, 2017, respectively.

Derivative Financial Instruments – In accordance with ASC 815, the Company records derivative financial instruments on its consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

    The Company uses interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate, based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At the inception of an interest rate swap agreement, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Changes in fair value for interest rate swaps qualifying for hedge accounting will be included in consolidated statement of comprehensive income (loss) as an increase (decrease) in fair value of derivative instruments utilized for cash flow hedges. The Company has elected to treat all current interest swaps as trading instruments due to volatility and difficulty in effectively matching cash flows. Changes in fair value for interest rate swaps designated as a trading instruments are reported in the consolidated statements of operations as unrealized gain (loss) on investment securities and related hedges.

All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company's consolidated balance sheets.

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

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company's common stockholders includes net income, the change in net unrealized gains/(losses) on its available for sale securities and its derivative hedging instruments (comprised of interest rate swaps until October 2017) (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased/decreased for net loss/(income) attributable to non-controlling interest in consolidated variable interest entities.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2018 and December 31, 2017.

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

During the year ended December 31, 2018, the Company granted Performance Stock Units ("PSUs") to the Chief Executive Officer, Chief Financial Officer and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the "PSU Agreement"). Vesting of the PSUs will occur after a three-year period based on the Company's relative TSR percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. The Company is a REIT focused on the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets, and currently operate in only one reportable segment.

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

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). This guidance was issued to increase transparency and consistency among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing additional information about lease arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting to be applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company evaluated the applicability of this ASU with respect to the impact of our total assets and total liabilities. We expect the adoption of this guidance to increase both our total assets and total liabilities by less than 1%. The adoption will not have an impact on our results of operations.

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption as of the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently assessing the impact of this guidance as the ASU will have an effect on the Company's estimation of credit losses on distressed residential mortgage loans, residential mortgage loans held in securitization trusts, residential mortgage loans, and preferred equity and mezzanine loan investments that are accounted for as loans.

Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). These amendments add, modify, or remove disclosure requirements regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, narrative descriptions of measurement uncertainty, and the valuation processes for Level 3 fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company anticipates the implementation of this guidance as of the effective date will provide additional and modified disclosures with respect to its Level 3 fair value measurements.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	December 31, 2018				December 31, 2017
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS:
Agency ARMs
Freddie Mac	$26,338	$—	$(1,052)	$25,286	$33,623	$16	$(852)	$32,787
Fannie Mae	43,984	8	(1,384)	42,608	54,958	6	(1,236)	53,728
Ginnie Mae	3,627	—	(127)	3,500	4,750	—	(193)	4,557
Total Agency ARMs	73,949	8	(2,563)	71,394	93,331	22	(2,281)	91,072
Agency Fixed Rate
Freddie Mac	87,018	—	(2,526)	84,492	20,804	—	(736)	20,068
Fannie Mae	915,039	—	(33,195)	881,844	1,038,363	669	(12,174)	1,026,858
Ginnie Mae	—	—	—	—	365	—	(6)	359
Total Agency Fixed Rate	1,002,057	—	(35,721)	966,336	1,059,532	669	(12,916)	1,047,285
Agency IOs
Freddie Mac	—	—	—	—	8,436	19	(2,756)	5,699
Fannie Mae	—	—	—	—	11,310	22	(2,989)	8,343
Ginnie Mae	—	—	—	—	21,621	230	(4,714)	17,137
Total Agency IOs	—	—	—	—	41,367	271	(10,459)	31,179

Total Agency RMBS	1,076,006	8	(38,284)	1,037,730	1,194,230	962	(25,656)	1,169,536
Non-Agency RMBS	215,337	166	(1,466)	214,037	100,291	1,852	(18)	102,125
CMBS (1)	243,046	17,815	(376)	260,485	123,203	18,217	—	141,420
Total investment securities available for sale	$1,534,389	$17,989	$(40,126)	$1,512,252	$1,417,724	$21,031	$(25,674)	$1,413,081

(1)	Included in CMBS is $52.7 million and $47.9 million of investment securities available for sale held in securitization trusts as of December 31, 2018 and December 31, 2017, respectively.

Realized Gain or Loss Activity

During the year ended December 31, 2018, the Company received total proceeds of approximately $26.9 million from the sale of investment securities available for sale, realizing a net loss of approximately $12.3 million. During the year ended December 31, 2017, the Company received total proceeds of approximately $107.1 million from the sale of investment securities available for sale, realizing a net loss of approximately $0.1 million. During the year ended December 31, 2016, the Company received total proceeds of approximately $208.2 million from the sale of investment securities available for sale, realizing a net loss of approximately $2.3 million.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2018 and 2017, the weighted average life of the Company’s available for sale securities portfolio was approximately 5.7 years and 7.1 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Weighted Average Life	December 31, 2018	December 31, 2017
0 to 5 years	$456,947	$426,061
Over 5 to 10 years	1,043,369	970,336
10+ years	11,936	16,684
Total	$1,512,252	$1,413,081

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2018 and December 31, 2017 at carrying value (dollar amounts in thousands):

	December 31, 2018				December 31, 2017
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$9,723	$11,870	$1,016,137	$1,037,730	$26,876	$24,726	$1,117,934	$1,169,536
Non-Agency RMBS	152,000	—	62,037	214,037	84,461	—	17,664	102,125
CMBS	174,041	12,094	74,350	260,485	70,791	—	70,629	141,420
Total investment securities available for sale	$335,764	$23,964	$1,152,524	$1,512,252	$182,128	$24,726	$1,206,227	$1,413,081

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

December 31, 2018	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$310,783	$(8,037)	$726,028	$(30,247)	$1,036,811	$(38,284)
Non-Agency RMBS	187,395	(1,451)	158	(15)	187,553	(1,466)
CMBS	75,292	(376)	—	—	75,292	(376)
Total investment securities available for sale	$573,470	$(9,864)	$726,186	$(30,262)	$1,299,656	$(40,126)

At December 31, 2018 , the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency RMBS were $38.3 million at December 31, 2018. Agency RMBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analysis, the Company determined that at December 31, 2018 any unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company's non-Agency RMBS and CMBS were $1.5 million and $0.4 million at December 31, 2018, respectively. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of other-than-temporary impairment and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

December 31, 2017	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$511,313	$(1,807)	$342,963	$(13,390)	$854,276	$(15,197)
Non-Agency RMBS	—	—	193	(18)	193	(18)
Total investment securities available for sale	$511,313	$(1,807)	$343,156	$(13,408)	$854,469	$(15,215)

Other than Temporary Impairment

For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts, Net and Real Estate Owned

Residential mortgage loans held in securitization trusts, net consist of the following at December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Unpaid principal balance	$60,171	$77,519
Deferred origination costs – net	383	492
Reserve for loan losses	(3,759)	(4,191)
Total	$56,795	$73,820

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2018, 2017 and 2016, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$4,191	$3,782	$3,399
Provisions for loan losses	166	475	612
Transfer to real estate owned	—	(6)	(117)
Charge-offs	(598)	(60)	(112)
Balance at the end of period	$3,759	$4,191	$3,782

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2018 was $3.8 million, representing 625 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 541 basis points as of December 31, 2017. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned - The Company had no real estate owned held in residential securitization trusts at December 31, 2018. The Company had real estate owned held in residential securitization trusts of $0.1 million at December 31, 2017. Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying consolidated balance sheets and write downs are included in (provision for) recovery of loan losses in the accompanying consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million and $4.4 million as of December 31, 2018 and December 31, 2017, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2018, we had 19 delinquent loans with an aggregate principal amount outstanding of approximately $10.9 million categorized as residential mortgage loans held in securitization trusts, net, of which $6.6 million, or 61%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts as of December 31, 2018 (dollar amounts in thousands):

December 31, 2018

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
90+	19	$10,926	18.16%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and REO held in residential securitization trusts at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
New York	33.9%	31.8%
Massachusetts	20.0%	20.7%
New Jersey	14.5%	11.9%
Florida	9.9%	8.8%
Maryland	5.3%	5.2%

5.	Distressed and Other Residential Mortgage Loans, At Fair Value
Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgages, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in net gain (loss) on distressed and other residential mortgage loans at fair value on the Company’s consolidated statements of operations.
The Company’s distressed and other residential mortgage loans at fair value consist of the following as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
December 31, 2018	$788,372	$(54,905)	$4,056	$737,523
December 31, 2017	$92,105	$(4,911)	$(41)	$87,153
As of December 31, 2018, the company is committed to purchase $0.9 million of second mortgages from originators.

The following table presents the components of net gain on distressed and other residential mortgage loans at fair value for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Net realized gain on payoff and sale of loans	$4,606	$1,719
Net unrealized gains/(losses)	4,096	(41)

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of distressed and other residential mortgage loans at fair value as of December 31, 2018 and December 31, 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017
California	27.9%	35.9%
Florida	9.0%	6.6%
Maryland	5.2%	1.9%
New York	5.1%	3.8%

The following table presents the fair value and aggregate unpaid principal balance of the Company's distressed and other residential mortgage loans at fair value greater than 90 days past due and in non-accrual status as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance
December 31, 2018	$60,117	$75,167
December 31, 2017	$1,048	$1,214

Distressed and other residential mortgage loans with a fair value of approximately $626.2 million and $44.2 million at December 31, 2018 and December 31, 2017, respectively, are pledged as collateral for master repurchase agreements. (see Note 14).

6.	Distressed Residential Mortgage Loans, Net

As of December 31, 2018 and December 31, 2017, the carrying value of the Company’s distressed residential mortgage loans accounted for under ASC 310-30, including loans held in securitization trusts amounts to approximately $228.5 million and $331.5 million, respectively.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value at the date of acquisition of the distressed residential mortgage loans acquired during the year ended December 31, 2017 (dollar amounts in thousands):

December 31, 2017
Contractually required principal and interest	$76,529
Nonaccretable yield	(6,467)
Expected cash flows to be collected	70,062
Accretable yield	(58,767)
Fair value at the date of acquisition	$11,295

The Company has elected the fair value option for all distressed residential mortgage loans purchased during the year ended December 31, 2018 (see Note 5).

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the years ended December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Balance at beginning of period	$303,949	$530,512
Additions	7,972	93,854
Disposals	(99,603)	(301,472)
Accretion	(16,758)	(18,945)
Balance at end of period (1)	$195,560	$303,949

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the twelve-month periods ended December 31, 2018 and December 31, 2017 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2018 and December 31, 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017
Florida	10.4%	11.2%
North Carolina	9.0%	8.3%
Georgia	7.2%	5.8%
South Carolina	5.6%	5.0%
New York	5.4%	5.7%
Virginia	5.3%	4.9%
Ohio	5.0%	5.1%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $88.1 million and $121.8 million at December 31, 2018 and December 31, 2017, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 10). In addition, distressed residential mortgage loans with a carrying value of approximately $128.1 million and $182.6 million at December 31, 2018 and December 31, 2017, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 14).

7.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss POs, certain IOs and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidate with an aggregate net carrying value of $657.6 million and $468.0 million at December 31, 2018 and December 31, 2017, respectively (see Note 10). The Consolidated K-Series is comprised of nine and seven Freddie Mac-sponsored multi-family loan K-Series securitizations as of December 31, 2018 and December 31, 2017, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2018 and December 31, 2017, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2018	December 31, 2017
Assets
Multi-family loans held in securitization trusts	$11,679,847	$9,657,421
Receivables	41,850	33,562
Total Assets	$11,721,697	$9,690,983
Liabilities and Equity
Multi-family CDOs	$11,022,248	$9,189,459
Accrued expenses	41,102	33,136
Total Liabilities	11,063,350	9,222,595
Equity	658,347	468,388
Total Liabilities and Equity	$11,721,697	$9,690,983

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $11.5 billion and $9.4 billion at December 31, 2018 and December 31, 2017, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $11.5 billion and $9.4 billion at December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and 2017, the current weighted average effective interest rate on these multi-family CDOs was 3.96% and 3.92%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss POs, IOs and mezzanine securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities (see Note 18).

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2018, 2017, and 2016, respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
Statements of Operations	2018	2017	2016
Interest income	$358,712	$297,124	$249,191
Interest expense	313,102	261,665	222,553
Net interest income	45,610	35,459	26,638
Unrealized gain on multi-family loans and debt held in securitization trusts, net	37,581	18,872	3,032
Net income	$83,191	$54,331	$29,670

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale, held in securitization trusts, and multi-family loans held in securitization trusts as of December 31, 2018 and December 31, 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017
California	14.8%	14.7%
Texas	13.0%	12.7%
New York	6.4%	6.5%
Maryland	5.0%	5.5%

8.Investment in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, LLC, BBA-Ten10 II, LLC, and Lexington on the Green Apartments, LLC (collectively)	45%	$8,948	45%	$8,320
Somerset Deerfield Investor, LLC	45%	16,266	—	—
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, and RS SWD Saltzman Owner, LLC (collectively)	43%	4,714	—	—
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,544	—	—
Total - Equity Method		$40,472		$8,320

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$10,954	11%	$12,623
Evergreens JV Holdings, LLC	85%	8,200	85%	4,220
The Preserve at Port Royal Venture, LLC	77%	13,840	77%	13,040
WR Savannah Holdings, LLC (1)	—	—	90%	12,940
Total - Fair Value Option		$32,994		$42,823

(1)	The Company's equity investment was redeemed during the year ended December 31, 2018.

The following table presents income from investments in unconsolidated entities for the years ended December 31, 2018, 2017, and 2016 (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2018	2017	2016
Autumnwood Investments LLC (1)	$—	$265	$260
200 RHC Hoover, LLC (2)	—	275	1,370
BBA-EP320 II, LLC, BBA-Ten10 II, LLC, and Lexington on the Green Apartments, LLC (collectively)	1,050	996	433
RiverBanc LLC (3)	—	—	125
Kiawah River View Investors LLC ("KRVI") (3)	—	—	1,250
RB Development Holding Company, LLC (3)	—	—	107
RB Multifamily Investors LLC (3)	—	—	2,262
Morrocroft Neighborhood Stabilization Fund II, LP	1,131	1,591	910
Evergreens JV Holdings, LLC	4,312	571	199
Bent Tree JV Holdings, LLC (1)	—	1,795	411
Summerchase LR Partners LLC (1)	—	569	380
Lake Mary Realty Partners, LLC (1)	—	2,745	554
The Preserve at Port Royal Venture, LLC	1,778	1,729	834
WR Savannah Holdings, LLC (4)	1,854	1,386	692
Somerset Deerfield Investor, LLC	251	—	—
RS SWD Owner, LLC RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, and RS SWD Saltzman Owner, LLC (collectively)	76	—	—
Audubon Mezzanine Holdings, L.L.C. (Series A)	59	—	—

(1)	Includes income recognized from redemption of the Company's investment during the year ended December 31, 2017.

(2)
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in Riverchase Landing and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its consolidated financial statements (see Note 10).

(3)
As of May 16, 2016, RiverBanc, RBDHC, and RBMI became wholly-owned subsidiaries of the Company as a result of the Company's acquisition of the remaining ownership interests in those entities held by other unaffiliated entities (see Note 23). Also as of May 16, 2016, the Company consolidated KRVI into its consolidated financial statements (see Note 10).

(4)	Includes income recognized from redemption of the Company's investment during the year ended December 31, 2018.

Summary combined financial information for the Company's investments in unconsolidated entities as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017, and 2016 is shown below (dollar amounts in thousands).

	December 31, 2018	December 31, 2017
Balance Sheets:
Real estate, net	$479,862	$332,344
Other assets	37,679	16,223
Total assets	$517,541	$348,567

Notes payable, net	$381,196	$247,749
Other liabilities	10,546	6,735
Total liabilities	391,742	254,484
Members' equity	125,799	94,083
Total liabilities and members' equity	$517,541	$348,567

	For the Years Ended December 31,
	2018	2017	2016
Operating Statements: (1)
Rental revenues	$37,921	$37,196	$26,397
Real estate sales	49,750	92,900	—
Cost of real estate sales	(37,452)	(55,544)	—
Other income	1,719	2,906	3,131
Operating expenses	(20,599)	(21,375)	(19,227)
Income before debt service, acquisition costs, and depreciation and amortization	31,339	56,083	10,301
Interest expense	(16,456)	(16,704)	(6,149)
Acquisition costs	(183)	(432)	(1,448)
Depreciation and amortization	(15,176)	(13,659)	(15,879)
Net (loss) income	$(476)	$25,288	$(13,175)

(1)
The Company records income (loss) from investments in unconsolidated entities under either the equity method of accounting or the fair value option. Accordingly, the combined net (loss) income shown above is not indicative of the income recognized by the Company from investments in unconsolidated entities.

9.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Investment amount	$166,789	$140,560
Deferred loan fees, net	(1,234)	(1,640)
Total	$165,555	$138,920

There were no delinquent preferred equity and mezzanine loan investments as of December 31, 2018 and December 31, 2017.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Texas	16.6%	24.3%
Georgia	15.3%	3.4%
Florida	11.3%	3.9%
South Carolina	9.5%	7.0%
Virginia	9.1%	10.8%
Alabama	8.6%	7.1%
Tennessee	6.8%	—
Missouri	5.1%	—

10.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into resecuritization or financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Financing VIEs as of December 31, 2018.

The Company invests in multi-family CMBS consisting of POs that represent the first loss of the Freddie Mac-sponsored multi-family loan K-Series securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from those securitizations. The Company has evaluated these CMBS investments to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that nine and seven Freddie Mac-sponsored multi-family loan K-Series securitization trusts are VIEs as of December 31, 2018 and December 31, 2017, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 7). Of the multi-family CMBS investments owned by the Company that are included in the Consolidated K-Series, eight and six of these investments are not included as collateral to any Financing VIE as of December 31, 2018 and December 31, 2017, respectively.

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

The Company evaluates the home pricing and lot values of the real estate under development that is owned by KRVI, which is included in other assets on the Company's consolidated balance sheets, on a quarterly basis. Based on evaluations during the year ended December 31, 2018, the Company determined that the real estate under development with a carrying amount of $24.8 million was no longer fully recoverable and was impaired. The Company recognized a $2.8 million impairment loss which is included in other income in the Company's consolidated statements of operations for the year ended December 31, 2018. For the year ended December 31, 2018, $1.4 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $1.4 million. Fair value was determined based on the sales comparison approach which derives a value indication by comparing the subject property to similar properties that have been recently sold and assumes a purchaser will not pay more for a particular property than a similar substitute property.

On March 31, 2017 (the "Changeover Date"), the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in each of which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters on the Changeover Date. Prior to the Changeover Date, the Company accounted for Riverchase Landing as an investment in an unconsolidated entity and for The Clusters as a preferred equity investment.

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

Cash	$112
Operating real estate (1)	62,322
Lease intangibles (1)	5,340
Receivables and other assets	2,260
Total assets	70,034

Mortgages payable	51,570
Accrued expenses and other liabilities	1,519
Total liabilities	53,089

Non-controlling interest (2)	4,462
Net assets consolidated	$12,483

(1)	Reclassified to real estate held for sale in consolidated variable interest entities on the consolidated balance sheets in the year ended December 31, 2017 (see Note 11).

(2)
Represents third party ownership of membership interests in Riverchase Landing and The Clusters. The fair value of the non-controlling interests in Riverchase Landing and The Clusters, both private companies, was estimated using assumptions for the timing and amount of expected future cash flows from the underlying multi-family apartment communities and a discount rate.

In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. Prior to March 2018, the Company did not have any claims to the assets or obligations for the liabilities of Riverchase Landing. As of December 31, 2018, the Company does not have any claims to the assets or obligations for the liabilities of The Clusters.

The Consolidated K-Series, the Financing VIEs, KRVI, Riverchase Landing (as of December 31, 2017) and The Clusters are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of December 31, 2018 and December 31, 2017, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of December 31, 2018 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$708	$708
Investment securities available for sale, at fair value held in securitization trusts	52,700	—	—	—	—	52,700
Residential mortgage loans held in securitization trusts, net	—	—	56,795	—	—	56,795
Distressed residential mortgage loans held in securitization trusts, net	—	88,096	—	—	—	88,096
Multi-family loans held in securitization trusts, at fair value	1,107,071	—	—	10,572,776	—	11,679,847
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,704	29,704
Receivables and other assets	4,243	10,287	1,061	37,679	23,254	76,524
Total assets	$1,164,014	$98,383	$57,856	$10,610,455	$53,666	$11,984,374

Residential collateralized debt obligations	$—	$—	$53,040	$—	$—	$53,040
Multi-family collateralized debt obligations, at fair value	1,036,604	—	—	9,985,644	—	11,022,248
Securitized debt	30,121	12,214	—	—	—	42,335
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	31,227	31,227
Accrued expenses and other liabilities	4,228	444	26	37,022	1,166	42,886
Total liabilities	$1,070,953	$12,658	$53,066	$10,022,666	$32,393	$11,191,736

(1)
The Company classified the multi-family CMBS issued by two securitizations included in the Consolidated K-Series and held by this Financing VIE as available for sale securities as the purpose is not to trade these securities. The Financing VIE consolidated one securitization included in the Consolidated K-Series that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 7).

(2)
The Company engaged in this transaction for the purpose of financing certain distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of re-performing and, to a lesser extent, non-performing and other delinquent mortgage loans secured by first liens on one- to four family properties. Balances as of December 31, 2018 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of this securitization transaction, which were eliminated in consolidation.

(3)	Eight of the securitizations included in the Consolidated K-Series were not held in a Financing VIE as of December 31, 2018.

Assets and Liabilities of Consolidated VIEs as of December 31, 2017 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re-securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$808	$808
Investment securities available for sale, at fair value held in securitization trusts	47,922	—	—	—	—	47,922
Residential mortgage loans held in securitization trusts, net	—	—	73,820	—	—	73,820
Distressed residential mortgage loans held in securitization trusts, net	—	121,791	—	—	—	121,791
Multi-family loans held in securitization trusts, at fair value	1,157,726	—	—	8,499,695	—	9,657,421
Real estate held for sale in consolidated variable interest entities	—	—	—	—	64,202	64,202
Receivables and other assets	4,333	15,428	935	29,301	25,507	75,504
Total assets	$1,209,981	$137,219	$74,755	$8,528,996	$90,517	$10,041,468

Residential collateralized debt obligations	$—	$—	$70,308	$—	$—	$70,308
Multi-family collateralized debt obligations, at fair value	1,094,044	—	—	8,095,415	—	9,189,459
Securitized debt	29,164	52,373	—	—	—	81,537
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	57,124	57,124
Accrued expenses and other liabilities	4,316	2,957	24	28,969	1,727	37,993
Total liabilities	$1,127,524	$55,330	$70,332	$8,124,384	$58,851	$9,436,421

(1)
The Company classified the multi-family CMBS issued by two securitizations included in the Consolidated K-Series and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities. The Financing VIE consolidated one securitization included in the Consolidated K-Series that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 7).

(2)
The Company engaged in this transaction for the purpose of financing certain distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of re-performing and, to a lesser extent, non-performing and other delinquent mortgage loans secured by first liens on one- to four family properties. Balances as of December 31, 2017 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of this securitization transaction, which have been eliminated in consolidation.

(3)	Six of the securitizations included in the Consolidated K-Series were not held in a Financing VIE as of December 31, 2017.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization(1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at December 31, 2018	$33,177	$12,381
Principal Amount at December 31, 2017	$33,350	$53,089
Carrying Value at December 31, 2018(2)	$30,121	$12,214
Carrying Value at December 31, 2017(2)	$29,164	$52,373
Pass-through rate of Notes issued	5.35%	4.00%

(1)
The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio. As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the Consolidated VIE. The holders of the Note issued in this re-securitization transaction have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets upon the breach of certain representations and warranties. The Company will receive all remaining cash flow, if any, through its retained ownership. On February 21, 2019, the Company directed the trustee of this re-securitization transaction to exercise its right to redeem the re-securitization. On February 22, 2019, the trustee delivered a notice of the optional redemption of the re-securitization with a redemption date of March 14, 2019 (see Note 26).

(2)	Classified as securitized debt in the liability section of the Company’s accompanying consolidated balance sheets.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	December 31, 2018	December 31, 2017
Within 24 months	$12,381	$53,089
Over 24 months to 36 months	—	—
Over 36 months	33,177	33,350
Total	45,558	86,439
Discount	(2,983)	(4,232)
Debt issuance cost	(240)	(670)
Carrying value	$42,335	$81,537

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored multi-family loan K-Series securitizations and its mezzanine loan, preferred equity and other equity investments as of December 31, 2018 and 2017, respectively, to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for The Clusters as of December 31, 2018 and both Riverchase Landing and The Clusters as of December 31, 2017, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2018 and 2017 (dollar amounts in thousands):

	December 31, 2018
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$52,700	$72	$—	$—	$52,772
Preferred equity investment on multi-family properties	—	—	154,629	40,472	195,101
Mezzanine loan on multi-family properties	—	—	10,926	—	10,926
Equity investments in entities that invest in residential properties	—	—	—	10,954	10,954
Total assets	$52,700	$72	$165,555	$51,426	$269,753

	December 31, 2017
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$47,922	$73	$—	$—	$47,995
Preferred equity investment on multi-family properties	—	—	132,009	8,320	140,329
Mezzanine loan on multi-family properties	—	—	6,911	—	6,911
Equity investments in entities that invest in multi-family and residential properties	—	—	—	25,562	25,562
Total assets	$47,922	$73	$138,920	$33,882	$220,797

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan, preferred equity and other equity investments is approximately $269.8 million and $220.8 million at December 31, 2018 and December 31, 2017, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

11.	Real Estate Held for Sale in Consolidated VIEs

On March 31, 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each own a multi-family apartment community and in each of which the Company held a preferred equity investment. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements (see Note 10).

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale. Accordingly, the Company classified the real estate assets in Riverchase Landing as held for sale as of December 31, 2017 in the accompanying consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in Riverchase Landing as of June 5, 2017. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Riverchase Landing recognized a net gain on sale of approximately $2.3 million which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations. The Company de-consolidated Riverchase Landing as of the date of the sale.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale. Accordingly, the Company classified the real estate assets in The Clusters as held for sale as of December 31, 2018 and December 31, 2017 in the accompanying consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in The Clusters as of September 1, 2017. In February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment (see Note 26).

The following is a summary of the real estate held for sale in consolidated VIEs as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Land	$2,650	$7,000
Building and improvements	26,032	53,468
Furniture, fixtures and equipment	974	2,150
Lease intangible	2,802	5,340
Real estate held for sale before accumulated depreciation and amortization	32,458	67,958
Accumulated depreciation (1)	(418)	(647)
Accumulated amortization of lease intangible (1)	(2,336)	(3,109)
Real estate held for sale in consolidated variable interest entities	$29,704	$64,202

(1)
There were no depreciation and amortization expenses for the twelve months ended December 31, 2018. Depreciation and amortization expenses for the twelve months ended December 31, 2017 totaled $0.6 million and $3.1 million, respectively.

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
Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments and their location in our consolidated balance sheets at December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate swaps(1)	Derivative assets	$10,263	$10,101

(1)	Variation margin receivable of $8.5 million and $9.3 million is included as an adjustment to the carrying value of the derivative assets at December 31, 2018 and December 31, 2017, respectively.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2018
	December 31, 2017	Additions	Settlement, Expiration or Exercise	December 31, 2018
Interest rate swaps	$345,500	$150,000	$—	$495,500

	Notional Amount For the Year Ended December 31, 2017
	December 31, 2016	Additions	Settlement, Expiration or Exercise	December 31, 2017
TBA securities (1)	$149,000	$1,881,000	$(2,030,000)	$—
U.S. Treasury futures	17,100	129,100	(146,200)	—
Interest rate swap futures	(151,700)	500,700	(349,000)	—
Eurodollar futures	(2,575,000)	7,819,000	(5,244,000)	—
Options on U.S. Treasury futures	—	5,000	(5,000)	—
Swaptions	154,000	—	(154,000)	—
Interest rate swaps	15,000	345,500	(15,000)	345,500

(1)	Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018		2017		2016
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$—	$—	$2,511	$(141)	$3,998	$534
Eurodollar futures	—	—	1,379	(1,175)	(3,202)	2,417
Interest rate swaps	—	909	(218)	1,231	—	(126)
Swaptions	—	—	—	274	—	568
U.S. Treasury and interest rate swap futures and options	—	—	267	(337)	(2,040)	(336)
Total	$—	$909	$3,939	$(148)	$(1,244)	$3,057

Derivatives Designated as Hedging Instruments

As of December 31, 2018 and December 31, 2017, there were no derivative instruments designated as hedging instruments. Certain of the Company’s interest rate swaps outstanding during the years ended December 31, 2017 and December 31, 2016 to hedge the variable cash flows associated with borrowings made under our variable rate borrowings were designated as cash flow hedges. There were no costs incurred at the inception of these interest rate swaps, under which the Company agreed to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps. As of October 31, 2017, there were no outstanding derivatives designated as cash flow hedges.
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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate. The Company’s derivative instruments are carried on the Company’s balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. For the Company’s derivative instruments that are designated as “cash flow hedges,” changes in their fair value are recorded in accumulated other comprehensive income (loss), provided that the hedges are effective. A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings. The Company did not recognize any change in the value of its derivative instruments designated as cash flow hedges through earnings as a result of ineffectiveness of any of its hedges.

The following table presents the impact of the Company’s interest rate swaps designated as hedging instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$102	$304
Unrealized loss on interest rate swaps	(102)	(202)
Balance at end of the period	$—	$102

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest income or expense for the years ended December 31, 2017 and December 31, 2016, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2017	2016
Interest Rate Swaps:
Interest income-investment securities	$267	$—
Interest expense-investment securities	—	743

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2018 and December 31, 2017, respectively (dollar amounts in thousands):

	December 31, 2018			December 31, 2017
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	2.45%	$98,000	2.18%	1.36%
2027	247,500	2.39%	2.53%	247,500	2.39%	1.39%
2028	150,000	3.23%	2.53%	—	—	—
Total	$495,500	2.60%	2.52%	$345,500	2.33%	1.38%

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

13.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At December 31, 2018, the Company had repurchase agreements with an outstanding balance of $1.5 billion and a weighted average interest rate of 3.41%. At December 31, 2017, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 2.18%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	2018			2017
Assets Pledged as Collateral	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency ARMs RMBS	$67,648	$70,747	$73,290	$86,349	$90,343	$92,586
Agency Fixed-rate RMBS	857,582	907,610	940,994	842,474	890,359	902,744
Non-Agency RMBS	88,730	117,958	118,414	38,160	51,841	50,693
CMBS (1)	529,617	687,876	539,788	309,935	421,156	322,092
Balance at end of the period	$1,543,577	$1,784,191	$1,672,486	$1,276,918	$1,453,699	$1,368,115

(1)
Includes first loss PO and mezzanine CMBS securities with a fair value amounting to $319.2 million and $377.5 million included in the Consolidated K-Series as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and 2017, the average days to maturity for all financing arrangements were 62 days and 44 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements at December 31, 2018 and 2017 amounts to $3.9 million and $2.5 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements at December 31, 2018 and 2017 (dollar amounts in thousands):

Contractual Maturity	December 31, 2018	December 31, 2017
Within 30 days	$732,051	$1,081,911
Over 30 days to 90 days	677,906	95,007
Over 90 days	133,620	100,000
Total	$1,543,577	$1,276,918

As of December 31, 2018, the outstanding balance under our financing arrangements was funded at a weighted average advance rate of 87.7% that implies an average “haircut” of 12.3%. As of December 31, 2018, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 23%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2018 and December 31, 2017, the Company had financing arrangements with eleven and ten counterparties, respectively. At December 31, 2018 the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Jefferies & Company, Inc. at 5.04%. At December 31, 2017 the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Deutsche Bank AG, London Branch at 5.04%. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of December 31, 2018, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities that we believe may be posted as margin. The Company had $103.7 million in cash and cash equivalents and $262.5 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of December 31, 2018 included $59.4 million of Agency RMBS, $107.0 million of CMBS and $96.1 million of non-Agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 23.7% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

14.	Financing Arrangements, Distressed and Other Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate committed principal amount of $100.0 million and a maximum uncommitted principal amount of $150.0 million to fund the purchase of residential mortgage loans, expiring on June 8, 2019. The outstanding balance on this master repurchase agreement as of December 31, 2018 and December 31, 2017 amounts to approximately $120.7 million and $123.6 million, respectively, bearing interest at 4.91% and 4.05% at December 31, 2018 and December 31, 2017, respectively.

The Company also has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch with a maximum aggregate principal amount of up to $50.0 million to fund the purchase of residential mortgage loans. On December 18, 2018, the Company amended the pricing side letter to the master repurchase agreement to extend the maturity date to February 19, 2019. On February 14, 2019, the Company amended and restated the pricing side letter to this master repurchase agreement. The pricing side letter increased the maximum aggregate principal amount from $50.0 million to $200.0 million, extended the maturity date to February 12, 2021 and will be used to fund the purchase of residential mortgage loans, including both first and second mortgages. At December 31, 2017, the master repurchase agreement provided for a maximum aggregate committed principal amount of $25.0 million and a maximum uncommitted principal amount of $25.0 million. The outstanding balance on this master repurchase agreement as of December 31, 2018 and December 31, 2017 amounts to approximately $33.9 million and $26.1 million, respectively, bearing interest at 6.01% and 5.05% at December 31, 2018 and December 31, 2017, respectively.

In November 2018, the Company entered into a master repurchase agreement with Credit Suisse AG, Cayman Islands Branch with a maximum aggregate principal amount of $750.0 million to fund the purchase of residential mortgage loans, expiring on November 28, 2019. The outstanding balance on this master repurchase agreement as of December 31, 2018 amounts to approximately $434.6 million, bearing interest at 4.50% at December 31, 2018.

During the terms of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of net worth, liquidity, market capitalization, and total stockholders' equity and leverage ratios. The Company is in compliance with such covenants as of February 25, 2019. The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

15.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARMs pledged as collateral, which are recorded as assets of the Company. As of December 31, 2018 and 2017, the Company had Residential CDOs outstanding of $53.0 million and $70.3 million, respectively. As of December 31, 2018 and 2017, the weighted average interest rate on these Residential CDOs was 3.12% and 2.16%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $60.2 million and $77.5 million at December 31, 2018 and 2017, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of December 31, 2018 and December 31, 2017, had a net investment in the residential securitization trusts of $4.8 million and $4.4 million, respectively.

16.    Debt

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its Convertible Notes, including $18.0 million aggregate principal amount of Convertible Notes issued upon exercise of the underwriter's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

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

During the twelve months ended December 31, 2018, none of the Convertible Notes were converted. As of February 25, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 25, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

On March 31, 2017, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements (see Note 10). In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. The Clusters' real estate investment is subject to a mortgage payable and the Company has no obligation for this liability as of December 31, 2018.

The Company also consolidates KRVI into its consolidated financial statements (see Note 10). KRVI's real estate under development is subject to a note payable of $4.0 million that has an unused commitment of $4.4 million as of December 31, 2018. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of February 25, 2019.

The mortgages and notes payable in the consolidated VIEs as of December 31, 2018 are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of December 31, 2018	Maturity Date	Interest Rate	Net Deferred Finance Costs
The Clusters	6/30/2014	27,296	7/6/2024	4.49%	55
KRVI	12/16/2016	3,986	12/16/2019	7.00%	—

As of December 31, 2018, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,
2019	$3,986
2020	—
2021	—
2022	138,000
2023	—
Thereafter	72,296
Total	$214,282

17.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2018.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2018, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's operations, financial condition or cash flows.

Leases – As of December 31, 2018, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2018, 2017, and 2016 amounted to $0.4 million, $0.3 million, and $0.3 million, respectively. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2018, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,
2019	$1,240
2020	1,464
2021	1,392
2022	1,394
2023	1,397
Thereafter	6,507
Total	$13,394

18.	Fair Value of Financial Instruments

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

a.
Investment Securities Available for Sale – The Company determines the fair value of the investment securities in our portfolio, except the CMBS held in securitization trusts, using a third-party pricing service or quoted prices provided by dealers who make markets in similar financial instruments. Dealer valuations typically incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be classified as a Level 3 security and, as a result, management will determine fair value by modeling the security based on its specific characteristics and available market information. Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities, except the CMBS held in securitization trusts, are valued based upon readily observable market parameters and are classified as Level 2 fair values.

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

c.
Derivative Instruments – The fair value of interest rate swaps is based on dealer quotes and are presented net of variation margin payments pledged or received. The Company’s derivatives are classified as Level 2 fair values.

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

f.
Residential Mortgage Loans - Certain of the Company’s acquired distressed and other residential mortgage loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for distressed and other residential mortgage loans is determined using valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach depends on whether the residential mortgage loan is considered performing, re-performing or non-performing at the date the valuation is performed.

For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. The discount rate used in determining fair value for distressed and other residential mortgage loans ranges from 4.7% to 12.2%.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$1,037,730	$—	$1,037,730	$—	$1,169,536	$—	$1,169,536
Non-Agency RMBS	—	214,037	—	214,037	—	102,125	—	102,125
CMBS	—	207,785	52,700	260,485	—	93,498	47,922	141,420
Multi-family loans held in securitization trusts	—	—	11,679,847	11,679,847	—	—	9,657,421	9,657,421
Distressed and other residential mortgage loans, at fair value	—	—	737,523	737,523	—	—	87,153	87,153
Derivative assets:
Interest rate swaps	—	10,263	—	10,263	—	10,101	—	10,101
Investments in unconsolidated entities	—	—	32,994	32,994	—	—	42,823	42,823
Total	$—	$1,469,815	$12,503,064	$13,972,879	$—	$1,375,260	$9,835,319	$11,210,579
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$11,022,248	$11,022,248	$—	$—	$9,189,459	$9,189,459
Total	$—	$—	$11,022,248	$11,022,248	$—	$—	$9,189,459	$9,189,459

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$9,835,319	$7,061,842	$7,214,587
Total (losses)/gains (realized/unrealized)
Included in earnings (1)	(117,330)	(17,841)	(19,495)
Included in other comprehensive income	798	602	224
Transfers in (2)	—	—	52,176
Transfers out (3)	(56)	—	(56,756)
Contributions	—	2,500	3,200
Paydowns/Distributions	(180,788)	(176,037)	(150,824)
Sales	(18,173)	(7,224)	—
Purchases (4)	2,983,294	2,971,477	18,730
Balance at the end of period	$12,503,064	$9,835,319	$7,061,842

(1)
Amounts include interest income from multi-family loans held in securitization trusts, interest income from residential mortgage loans, realized gain on distressed residential mortgage loans, net gain on residential mortgage loans at fair value, unrealized gain on multi-family loans and debt held in securitization trusts, and other income.

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

(3)
Transfers out of Level 3 for the year ended December 31, 2016 represent the Company's previously held membership interests in RBMI and RBDHC that were accounted for under the equity method of accounting with a fair value election. These transfers out are a result of the Company's acquisition of the outstanding membership interests in RBMI and RBDHC that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements (see Note 23).

(4)
In the years ended December 31, 2018 and 2017, the Company purchased POs, certain IOs and mezzanine multi-family CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $2.3 billion and $2.9 billion, for the years ended December 31, 2018 and 2017, respectively (see Notes 2 and 7).

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$9,189,459	$6,624,896	$6,818,901
Total losses (realized/unrealized)
Included in earnings (1)	(211,738)	(82,650)	(57,687)
Purchases (2)	2,182,330	2,784,377	—
Paydowns	(137,803)	(137,164)	(136,318)
Balance at the end of period	$11,022,248	$9,189,459	$6,624,896

(1)	Amounts include interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
During the years ended December 31, 2018 and 2017, the Company purchased POs, certain IOs and mezzanine multi-family CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount $2.2 billion and $2.8 billion, for the years ended December 31, 2018 and 2017, respectively (see Notes 2 and 7).

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the years ended December 31, 2018, 2017 and 2016, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Change in unrealized (losses) gains – assets	$(77,007)	$12,402	$13,865
Change in unrealized gains (losses) – liabilities	122,696	8,851	(7,762)
Net change in unrealized gains included in earnings for assets and liabilities	$45,689	$21,253	$6,103

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017, respectively, on the Company's consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	$—	$—	$5,921	$5,921	$—	$—	$10,317	$10,317
Real estate owned held in residential securitization trusts	—	—	—	—	—	—	111	111

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2018, 2017 and 2016, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Residential mortgage loans held in securitization trusts – impaired loans, net	$(165)	$(472)	$(482)
Real estate owned held in residential securitization trusts	—	(6)	(130)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2018 and 2017, respectively (dollar amounts in thousands):

		December 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$103,724	$103,724	$95,191	$95,191
Investment securities available for sale	Level 2 or 3	1,512,252	1,512,252	1,413,081	1,413,081
Residential mortgage loans held in securitization trusts, net	Level 3	56,795	56,497	73,820	72,131
Distressed residential mortgage loans, at carrying value, net	Level 3	228,466	232,879	331,464	334,765
Distressed and other residential mortgage loans, at fair value	Level 3	737,523	737,523	87,153	87,153
Multi-family loans held in securitization trusts	Level 3	11,679,847	11,679,847	9,657,421	9,657,421
Derivative assets	Level 2	10,263	10,263	10,101	10,101
Mortgage loans held for sale, net (1)	Level 3	3,414	3,584	5,507	5,598
Mortgage loans held for investment (1)	Level 3	1,580	1,580	1,760	1,900
Preferred equity and mezzanine loan investments	Level 3	165,555	167,739	138,920	140,129
Investments in unconsolidated entities	Level 3	73,466	73,833	51,143	51,212
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	1,543,577	1,543,577	1,276,918	1,276,918
Financing arrangements, distressed and other residential mortgage loans	Level 2	587,928	587,928	149,063	149,063
Residential collateralized debt obligations	Level 3	53,040	50,031	70,308	66,865
Multi-family collateralized debt obligations	Level 3	11,022,248	11,022,248	9,189,459	9,189,459
Securitized debt	Level 3	42,335	45,030	81,537	87,891
Subordinated debentures	Level 3	45,000	44,897	45,000	45,002
Convertible notes	Level 2	130,762	135,689	128,749	140,060

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 12,000,000 shares issued and outstanding as of December 31, 2018 and 2017.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of December 31, 2018 and December 31, 2017, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of December 31, 2018 and December 31, 2017, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to distribution upon liquidation, dissolution or winding up.

On October 13, 2017, the Company issued 5,400,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $130.5 million, after deducting underwriting discounts and offering expenses. As of December 31, 2018 and December 31, 2017, there were 5,750,000 shares of Series D Preferred Stock authorized. The Series D Preferred Stock is entitled to receive a dividend at a fixed rate from and including the issue date to, but excluding, October 15, 2027 of 8.00% per year on the $25 liquidation preference. Beginning October 15, 2027, the Series D Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus a spread of 5.695% per year on the $25 liquidation preference. The Series D Preferred Stock is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock through December 31, 2018, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends declared on the Series B Preferred Stock and Series C Preferred Stock commencing January 1, 2016 through December 31, 2018 and Series D Preferred Stock from its time of original issuance through December 31, 2018:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock
December 4, 2018	January 1, 2019	January 15, 2019	$0.484375	$0.4921875	$0.50
September 17, 2018	October 1, 2018	October 15, 2018	0.484375	0.4921875	0.50
June 18, 2018	July 1, 2018	July 15, 2018	0.484375	0.4921875	0.50
March 19, 2018	April 1, 2018	April 15, 2018	0.484375	0.4921875	0.50
December 7, 2017	January 1, 2018	January 15, 2018	0.484375	0.4921875	0.51	(1)
September 14, 2017	October 1, 2017	October 15, 2017	0.484375	0.4921875	—
June 14, 2017	July 1, 2017	July 15, 2017	0.484375	0.4921875	—
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	0.4921875	—
December 15, 2016	January 1, 2017	January 15, 2017	0.484375	0.4921875	—
September 15, 2016	October 1, 2016	October 15, 2016	0.484375	0.4921875	—
June 16, 2016	July 1, 2016	July 15, 2016	0.484375	0.4921875	—
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	0.4921875	—

(1)	Cash dividend for the partial quarterly period that began on October 13, 2017 and ended on January 14, 2018.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2016 and ended December 31, 2018:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2018	December 4, 2018	December 14, 2018	January 25, 2019	$0.20
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	0.20
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.20
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.20
Fourth Quarter 2017	December 7, 2017	December 18, 2017	January 25, 2018	0.20
Third Quarter 2017	September 14, 2017	September 25, 2017	October 25, 2017	0.20
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20
Fourth Quarter 2016	December 15, 2016	December 27, 2016	January 26, 2017	0.24
Third Quarter 2016	September 15, 2016	September 26, 2016	October 28, 2016	0.24
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24

During 2018, dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2018 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.37, $0.12 and $0.31, respectively, per share. During 2017, dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2017 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.46, $0.17 and $0.17, respectively, per share. During 2016, dividends for our common stock were $0.96 per share. For tax reporting purposes, the 2016 dividends were classified as ordinary income and return of capital in the amounts of $0.44 and $0.52, respectively, per share.

(c)	Public Offering of Common Stock

On August 14, 2018, the Company issued 14,375,000 shares of its common stock through an underwritten public offering at a public offering price of $6.16 per share, resulting in total net proceeds to the Company of $86.0 million after deducting underwriting discounts and commissions and offering expenses.

On November 13, 2018, the Company issued 14,375,000 shares of its common stock through an underwritten public offering at a public offering price of $6.11 per share, resulting in total net proceeds to the Company of $85.3 million after deducting underwriting discounts and commissions and offering expenses.

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

The Equity Distribution Agreement replaced the Company’s prior equity distribution agreements with JMP Securities LLC and Ladenburg Thalmann & Co. Inc. dated as of March 20, 2015 and August 25, 2016, respectively (the “Prior Equity Distribution Agreements”), pursuant to which up to $39.3 million of aggregate value of the Company's common stock and Series B Preferred Stock remained available for issuance immediately prior to termination. The Prior Equity Distribution Agreements were terminated effective on August 7, 2017.

During the twelve months ended December 31, 2018, the Company issued 14,588,631 shares of common stock under the Equity Distribution Agreement, at an average sales price of $6.19 per share, resulting in total net proceeds to the Company of $89.0 million, after deducting the placement fees. During the twelve months ended December 31, 2017, the Company issued 55,886 shares of common stock under the Equity Distribution Agreement, at an average sales price of $6.45 per share, resulting in total net proceeds to the Company of $0.4 million, after deducting the placement fees. During the twelve months ended December 31, 2017, the Company issued 87,737 shares of common stock under the Prior Equity Distribution Agreements, at an average sales price of $6.68 per share, resulting in total net proceeds to the Company of $0.6 million, after deducting the placement fees. As of December 31, 2018, approximately $86.4 million of common stock remains available for issuance under the Equity Distribution Agreement.

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

During the years ended December 31, 2018 and December 31, 2017, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the year ended December 31, 2018, PSUs awarded under the Company's 2018 Long-Term Equity Incentive Program ("2018 Long-Term EIP") (see Note 21) were also determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. There were no dilutive PSU awards during the year ended December 31, 2017. There were no dilutive instruments for the year ended December 31, 2016.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2018	2017	2016
Basic Earnings per Common Share
Net income attributable to Company	$102,886	$91,980	$67,551
Less: Preferred stock dividends	(23,700)	(15,660)	(12,900)
Net income attributable to Company's common stockholders	$79,186	$76,320	$54,651
Basic weighted average common shares outstanding	127,243	111,836	109,594
Basic Earnings per Common Share	$0.62	$0.68	$0.50

Diluted Earnings per Common Share:
Net income attributable to Company	$102,886	$91,980	$67,551
Less: Preferred stock dividends	(23,700)	(15,660)	(12,900)
Add back: Interest expense on convertible notes for the period, net of tax	10,475	9,158	—
Net income attributable to Company's common stockholders	$89,661	$85,478	$54,651
Weighted average common shares outstanding	127,243	111,836	109,594
Net effect of assumed convertible notes conversion to common shares	19,695	18,507	—
Net effect of assumed PSUs vested	512	—	—
Diluted weighted average common shares outstanding	147,450	130,343	109,594
Diluted Earnings per Common Share	$0.61	$0.66	$0.50

21.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At December 31, 2018, there were 217,163 shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. Of the common stock authorized at December 31, 2018, 3,865,174 shares are available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 131,975 shares under the 2017 Plan as of December 31, 2018. The Company’s employees have been issued 292,459 shares of restricted stock under the 2017 Plan as of December 31, 2018. At December 31, 2018, there were 290,373 shares of non-vested restricted stock outstanding and 1,280,392 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2017, 5,598,865 shares were reserved for issuance under the 2010 and 2017 Plans, collectively. The Company's non-employee directors had been issued 265,934 shares under the 2010 and 2017 Plans, collectively, as of December 31, 2017. The Company’s employees had been issued 895,201 shares of restricted stock under the 2010 and 2017 Plans, collectively, as of December 31, 2017. At December 31, 2017, there were 422,928 shares of non-vested restricted stock outstanding collectively under the 2010 and 2017 Plans.

(a)	Restricted Common Stock Awards

During the years ended December 31, 2018, 2017 and 2016, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.3 million, $1.8 million and $1.0 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were forfeitures of 5,120 shares for the year ended December 31, 2018 and no forfeitures for the years ended December 31, 2017, and 2016.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the years ended December 31, 2018, 2017 and 2016, respectively, is presented below:

	2018		2017		2016
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	422,928	$6.36	319,058	$6.40	280,457	$7.63
Granted	289,792	5.63	332,921	6.54	160,453	5.11
Vested	(200,064)	6.55	(229,051)	6.67	(121,852)	7.54
Forfeited	(5,120)	6.25	—	—	—	—
Non-vested shares as of December 31	507,536	$5.91	422,928	$6.36	319,058	$6.40
Restricted stock granted during the period	289,792	$5.63	332,921	$6.54	160,453	$5.11

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2018 and December 31, 2017, the Company had unrecognized compensation expense of $1.9 million and $1.6 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan and 2017 Plan, collectively. The unrecognized compensation expense at December 31, 2018 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $1.1 million, $1.5 million and $0.6 million, respectively. The requisite service period for restricted shares at issuance is three years.

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

(b)	Performance Stock Units

During the twelve months ended December 31, 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs to the Chief Executive Officer, Chief Financial Officer and certain other employees as part of the Company's 2018 Long-Term EIP. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. At the time of grant, the target number of shares pursuant to the PSU awards totaled 842,792 shares of common stock. The PSU awards had a grant date fair value of approximately $3.5 million. Vesting of the PSUs will occur at the end of three years based on the following:

•	If three-year TSR performance relative to the Company's identified performance peer group (the "Relative TSR") is less than 30th percentile, then 0% of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 30th percentile, then the Threshold % (as defined in the individual PSU Agreements) of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 50th percentile, then 100% of the target PSUs will vest; and

•	If three-year Relative TSR performance is greater than or equal to the 80th percentile, then the Maximum % (as defined in the individual PSU Agreements) of the target PSUs will vest.

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

Compensation expense related to the PSUs was $0.9 million for the twelve months ended December 31, 2018. As of December 31, 2018, there was $2.6 million of unrecognized compensation cost related to the non-vested portion of the PSUs.

22.	Income Taxes

For the years ended December 31, 2018, 2017 and 2016, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2018, 2017 and 2016 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Current income tax (benefit) expense
Federal	$(273)	$1,243	$2,771
State	(7)	2,130	187
Total current income tax (benefit) expense	(280)	3,373	2,958
Deferred income tax (benefit) expense
Federal	(480)	(25)	104
State	(297)	7	33
Total deferred income tax (benefit) expense	(777)	(18)	137
Total (benefit) provision	$(1,057)	$3,355	$3,095

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2018, 2017 and 2016, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2018		2017		2016
Provision at statutory rate	$21,384	21.0%	$33,367	35.0%	$24,561	35.0%
Non-taxable REIT loss	(23,720)	(23.3)	(29,857)	(31.3)	(20,672)	(29.5)
State and local tax (benefit) provision	(7)	—	2,130	2.2	187	0.3
Other	(2,601)	(2.6)	1,511	1.6	(502)	(0.7)
Valuation allowance	3,887	3.8	(3,796)	(4.0)	(479)	(0.7)
Total (benefit) provision	$(1,057)	(1.1)%	$3,355	3.5%	$3,095	4.4%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2018 and 2017 are as follows (dollar amounts in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets
Net operating loss carryforward	$2,416	$295
Capital loss carryover	739	—
GAAP/Tax basis differences	3,903	2,237
Total deferred tax assets (1)	7,058	2,532
Deferred tax liabilities
Deferred tax liabilities	6	144
Total deferred tax liabilities (2)	6	144
Valuation allowance (1)	(6,069)	(2,182)
Total net deferred tax asset	$983	$206

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2018, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $7.1 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of December 31, 2018, the Company, through one of its wholly owned TRSs, had also incurred approximately $2.2 million in capital losses. The Company's carryforward capital losses will expire in 2023 if they are not offset by future capital gains. At December 31, 2018, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

On December 22, 2017, H.R.1, informally known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made major changes to the Internal Revenue Code which the company has considered in its analysis during the year ended December 31, 2018.

We have recognized the tax effects of the TCJA in the year ended December 31, 2018 through the measurement of deferred tax assets at the reduced corporate tax rate from 35% to 21%. We will continue to analyze and monitor the application of TCJA to our business and continue to assess our provision for income taxes as future guidance is issued.

23.	Business Combinations

On May 16, 2016 (the “Acquisition Date”), the Company acquired the outstanding common equity interests in RiverBanc, RBMI, and RBDHC (collectively, the “Acquirees”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100%. The results of the Acquirees’ operations have been included in the consolidated financial statements since the Acquisition Date. Prior to the Acquisition Date, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm that was founded in 2010 and has sourced and managed direct and indirect investments in multi-family apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager for the Company pursuant to an investment management agreement, for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.  In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multi-family investments. The Company has achieved certain synergies related to processes and personnel as a result of this internalization.  Prior to the completion of the acquisitions described above, Donlon Family LLC, which is 100% owned by the Company's former President and director, Kevin M. Donlon, beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively.
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

The $25.2 million of goodwill recognized is attributable primarily to expected synergies and economies of scale from combining with RiverBanc and the assembled workforce of RiverBanc. For the Company’s ongoing evaluation of Goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other, the Company’s multifamily investment portfolio (inclusive of RiverBanc) will be considered a reporting unit. As of December 31, 2016, there were changes in the recognized amounts of Goodwill resulting from the acquisition of RiverBanc as a result of payment of the post-closing working capital adjustment of $20 thousand and adjustments to the estimated fair value of intangible assets in the amount of $0.4 million. The Company evaluated goodwill as of October 1, 2018 and October 1, 2017 and no impairment was indicated.

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

Prior to May 16, 2016, the Company owned a 20% membership interest in RiverBanc. For the year ended December 31, 2016, the Company recognized approximately $0.1 million in equity income related to its investment in RiverBanc and the Company expensed $1.8 million in fees to RiverBanc.

25.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Interest income	$108,891	$107,723	$110,249	$128,936
Interest expense	89,139	90,223	90,646	107,063
Net interest income	19,752	17,500	19,603	21,873

Other income:
(Provision for) recovery of loan losses	(42)	437	840	(2,492)
Realized (loss) gain on investment securities and related hedges, net	(3,423)	(8,654)	299	20
Realized (loss) gain on distressed residential mortgage loans at carrying value, net	(773)	2,021	1,806	(3,677)
Net (loss) gain on distressed and other residential mortgage loans at fair value	(166)	97	643	8,128
Unrealized gain (loss) on investment securities and related hedges, net	11,692	12,606	2,275	(15,469)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	7,545	12,019	12,303	5,714
Income from operating real estate and real estate held for sale in consolidated variable interest entities	2,126	1,253	1,380	1,404
Other income	3,994	228	4,757	7,589
Total other income	20,953	20,007	24,303	1,217

General, administrative and operating expenses	8,698	8,769	9,912	14,091
Income from operations before income taxes	32,007	28,738	33,994	8,999
Income tax benefit	(79)	(13)	(454)	(511)
Net income	32,086	28,751	34,448	9,510
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(2,468)	943	(475)	91
Net income attributable to Company	29,618	29,694	33,973	9,601
Preferred stock dividends	(5,925)	(5,925)	(5,925)	(5,925)
Net income attributable to Company's common stockholders	$23,693	$23,769	$28,048	$3,676

Basic earnings per common share	$0.21	$0.21	$0.21	$0.02
Diluted earnings per common share	$0.20	$0.20	$0.20	$0.02
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20
Weighted average shares outstanding-basic	112,018	115,211	132,413	148,871
Weighted average shares outstanding-diluted	131,761	135,164	152,727	149,590

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Interest income	$78,385	$93,981	$91,382	$102,339
Interest expense	64,467	78,273	78,062	87,299
Net interest income	13,918	15,708	13,320	15,040

Other income:
Recovery of (provision for) loan losses	188	(300)	563	1,288
Realized (loss) gain on investment securities and related hedges, net	(1,223)	1,114	4,059	(62)
Realized gain on distressed residential mortgage loans at carrying value, net	11,971	2,364	6,689	5,025
Net gain on distressed and other residential mortgage loans at fair value	—	—	717	961
Unrealized gain (loss) on investment securities and related hedges, net	1,546	(1,051)	1,192	268
Unrealized gain on multi-family loans and debt held in securitization trusts, net	1,384	1,447	2,353	13,688
Income from operating real estate and real estate held for sale in consolidated variable interest entities	—	2,316	2,429	2,535
Other income	2,839	2,282	6,916	1,515
Total other income	16,705	8,172	24,918	25,218

General, administrative and operating expenses	10,204	11,589	10,996	8,288
Income from operations before income taxes	20,419	12,291	27,242	31,970
Income tax expense	1,237	442	507	1,169
Net income	19,182	11,849	26,735	30,801
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	—	2,487	1,110	(184)
Net income attributable to Company	19,182	14,336	27,845	30,617
Preferred stock dividends	(3,225)	(3,225)	(3,225)	(5,985)
Net income attributable to Company's common stockholders	$15,957	$11,111	$24,620	$24,632

Basic earnings per common share	$0.14	$0.10	$0.22	$0.22
Diluted earnings per common share	$0.14	$0.10	$0.21	$0.21
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20
Weighted average shares outstanding-basic	111,721	111,863	111,886	111,871
Weighted average shares outstanding-diluted	126,602	111,863	131,580	131,565

26.	Subsequent Events

On January 11, 2019, the Company issued 14,490,000 shares of its common stock through an underwritten public offering at a public offering price of $5.96 per share, resulting in total net proceeds to the Company of $83.8 million after deducting underwriting discounts and commissions and offering expenses.

On February 5, 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Any gain or loss recognized on the sale will be fully allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the Company's consolidated statements of operations. The Company de-consolidated The Clusters as of the date of the sale.

On February 14, 2019, the Company amended and restated the pricing side letter to a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. The pricing side letter increased the maximum aggregate principal amount from $50.0 million (maximum committed principal amount of $25.0 million and maximum uncommitted principal amount of $25.0 million) to a maximum uncommitted principal amount of $200.0 million and will be used to fund the purchase of residential mortgage loans, including both first and second mortgages.

On February 21, 2019, the Company directed the trustee of the Company's multi-family CMBS re-securitization, with an outstanding balance of $33.2 million as of December 31, 2018, to exercise its right to redeem the re-securitization. On February 22, 2019, the trustee delivered a notice of the optional redemption of the re-securitization with a redemption date of March 14, 2019. Due to the optional redemption of the re-securitization, multi-family CMBS with a fair value of $123.2 million as of December 31, 2018, including $70.5 million of first loss PO and IOs issued by a Freddie Mac-sponsored multi-family loan K-Series securitization included in the Consolidated K-Series, will become available to the Company.

In February 2019, multi-family CMBS with a fair value of $52.7 million as of December 31, 2018 were sold by the Company.

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2018

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Distressed residential mortgage loans, net
First mortgage loans
Original loan amount $0 - $99,999	1,670	1.99% - 14.99%	8/18/2007 - 5/1/2062	$78,252	$12,140
Original loan amount $100,000 - $199,999	745	1.98% - 12.48%	11/1/2009 - 11/1/2058	78,666	13,049
Original loan amount $200,000 - $299,999	177	0.00% - 11.44%	7/1/2021 - 7/1/2058	32,813	9,091
Original loan amount over $299,999	110	2.00% - 9.40%	11/1/2021 - 8/1/2057	38,735	12,170

Residential mortgage loans held in securitization trusts
First mortgage loans
Original loan amount $0 - $99,999	27	4.00% - 5.63%	10/1/2034 - 9/1/2035	1,803	92
Original loan amount $100,000 - $199,999	69	3.50% - 6.63%	8/1/2032 - 1/1/2036	10,338	1,029
Original loan amount $200,000 - $299,999	45	3.38% - 6.38%	8/1/2033 - 12/1/2035	10,772	764
Original loan amount $300,000 - $399,999	22	4.00% - 5.25%	12/1/2034 - 12/1/2035	7,252	1,556
Original loan amount $400,000 - $499,999	9	4.75% - 5.13%	2/1/2035 - 11/1/2035	3,762	456
Original loan amount over $499,999	24	3.00% - 5.13%	8/1/2034 - 12/1/2035	22,868	7,028

Distressed and other residential mortgage loans, at fair value
First mortgage loans
$0 - $99,999	772	1.50% - 14.59%	9/21/2018 - 11/1/2058	41,547	4,015
$100,000 - $199,999	1,424	1.88% - 13.13%	7/1/2018 - 11/1/2058	161,571	17,303
$200,000 - $299,999	706	2.00% - 11.38%	9/1/2019 - 7/1/2058	135,073	15,906
Over $299,999	888	2.00% - 10.89%	3/1/2020 - 10/1/2058	331,980	37,509

Second mortgage loans
$0 - $99,999	963	5.75% - 9.13%	11/1/2030 - 9/1/2048	46,529	434
$100,000 - $199,999	113	6.00% - 9.13%	5/1/2032 - 11/1/2048	14,978	—
$200,000 - $299,999	24	6.25% - 8.63%	3/1/2046 - 8/1/2048	5,548	—
Over $299,999	1	6.88%	11/1/2047	297	—

Other mortgage loans
Residential and commercial first mortgage loans	20	2.98% - 15.00%	12/15/2013 - 8/1/2046	4,994	2,177

Multi-family loans
First mortgage loans	606	3.04% - 6.18%	5/1/2019 - 9/1/2033	11,679,847	16,872
				$12,707,625	$151,591

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2018	2017	2016
Beginning balance	$10,157,126	$7,565,459	$7,792,422
Additions during period:
Purchases	2,983,295	2,987,775	82,167
Accretion of purchase discount	19,940	19,686	32,688
Deconsolidation	—	—	—
Change in realized and unrealized gains (losses)	4,096	10,214	10,794
Deductions during period:
Repayments of principal	(182,163)	(175,664)	(175,216)
Collection of interest	(21,754)	(26,081)	(32,928)
Transfer to REO	(7,998)	(7,228)	(8,892)
Cost of mortgages sold	(109,000)	(176,470)	(96,344)
Provision for loan loss	(1,235)	1,739	847
Change in realized and unrealized gains (losses)	(85,115)	(270)	—
Amortization of premium	(49,567)	(42,034)	(40,079)
Balance at end of period	$12,707,625	$10,157,126	$7,565,459

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

4.5
Indenture, dated April 15, 2016, by and between NYMT Residential 2016-RP1, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016).

4.6
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.7
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

10.7
Third Amended and Restated Employment Agreement, dated as of April 19, 2018, between New York Mortgage Trust, Inc. and Steven R. Mumma (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2018).

10.8
Separation Agreement, dated September 18, 2017, by and between the Company and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017).

10.9
The Company's 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.10
Form of 2018 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.11	The Company's 2019 Annual Incentive Plan.*

10.12	Form of 2019 Performance Stock Unit Award Agreement.*

10.13
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.14
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

10.15
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

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.