Form 10-Q
period 2019-03-31
NEW YORK MORTGAGE TRUST INC
filed 2019-05-07
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ____________

Commission file number 001-32216
NEW YORK MORTGAGE TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-0934168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Park Avenue, New York, New York 10016
(Address of Principal Executive Office) (Zip Code)

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

275 Madison Avenue
New York, New York 10016
(Former Address)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTP	NASDAQ Stock Market
7.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTO	NASDAQ Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ Stock Market

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 7, 2019 was 190,091,655.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value	$1,583,965	$1,512,252
Distressed and other residential mortgage loans, at fair value	875,566	737,523
Distressed and other residential mortgage loans, net	262,193	285,261
Investments in unconsolidated entities	92,364	73,466
Preferred equity and mezzanine loan investments	175,128	165,555
Multi-family loans held in securitization trusts, at fair value	14,328,336	11,679,847
Derivative assets	14,873	10,263
Cash and cash equivalents	65,359	103,724
Real estate held for sale in consolidated variable interest entities	—	29,704
Goodwill	25,222	25,222
Receivables and other assets	132,135	114,821
Total Assets (1)	$17,555,141	$14,737,638
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$2,273,005	$2,131,505
Residential collateralized debt obligations	49,247	53,040
Multi-family collateralized debt obligations, at fair value	13,547,195	11,022,248
Securitized debt	—	42,335
Mortgages and notes payable in consolidated variable interest entities	3,986	31,227
Accrued expenses and other liabilities	125,955	101,228
Subordinated debentures	45,000	45,000
Convertible notes	131,301	130,762
Total liabilities (1)	16,175,689	13,557,345
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	72,397	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 6,600,000 and 4,140,000 shares authorized at March 31, 2019 and December 31, 2018, respectively, 3,600,000 shares issued and outstanding	86,862	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 8,400,000 and 5,750,000 shares authorized at March 31, 2019 and December 31, 2018, respectively, 5,400,000 shares issued and outstanding	130,496	130,496
Common stock, $0.01 par value, 400,000,000 shares authorized, 187,831,455 and 155,589,528 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,878	1,556
Additional paid-in capital	1,199,090	1,013,391
Accumulated other comprehensive loss	(9,088)	(22,135)
Accumulated deficit	(102,530)	(103,178)
Company's stockholders' equity	1,379,105	1,179,389
Non-controlling interest in consolidated variable interest entities	347	904
Total equity	1,379,452	1,180,293
Total Liabilities and Stockholders' Equity	$17,555,141	$14,737,638

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2019 and December 31, 2018, assets of consolidated VIEs totaled $14,450,531 and $11,984,374, respectively, and the liabilities of consolidated VIEs totaled $13,647,045 and $11,191,736, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
INTEREST INCOME:
Investment securities and other interest earning assets	$15,316	$11,813
Distressed and other residential mortgage loans	15,891	7,541
Preferred equity and mezzanine loan investments	5,007	4,445
Multi-family loans held in securitization trusts	111,768	85,092
Total interest income	147,982	108,891

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	20,386	9,651
Residential collateralized debt obligations	422	411
Multi-family collateralized debt obligations	96,797	74,478
Securitized debt	742	1,330
Subordinated debentures	741	620
Convertible notes	2,691	2,649
Total interest expense	121,779	89,139

NET INTEREST INCOME	26,203	19,752

OTHER INCOME (LOSS):
Recovery of (provision for) loan losses	1,065	(42)
Realized gain (loss) on investment securities and related hedges, net	16,801	(3,423)
Realized gain (loss) on distressed and other residential mortgage loans at carrying value, net	2,079	(773)
Net gain (loss) on distressed and other residential mortgage loans at fair value	11,010	(166)
Unrealized (loss) gain on investment securities and related hedges, net	(14,586)	11,692
Unrealized gain on multi-family loans and debt held in securitization trusts, net	9,410	7,545
Loss on extinguishment of debt	(2,857)	—
Income from real estate held for sale in consolidated variable interest entities	215	2,126
Other income	7,728	3,994
Total other income	30,865	20,953

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	8,187	4,656
Base management and incentive fees	723	833
Expenses related to distressed and other residential mortgage loans	3,252	1,603
Expenses related to real estate held for sale in consolidated variable interest entities	482	1,606
Total general, administrative and operating expenses	12,644	8,698

INCOME FROM OPERATIONS BEFORE INCOME TAXES	44,424	32,007
Income tax expense (benefit)	74	(79)

NET INCOME	44,350	32,086
Net income attributable to non-controlling interest in consolidated variable interest entities	(211)	(2,468)
NET INCOME ATTRIBUTABLE TO COMPANY	44,139	29,618
Preferred stock dividends	(5,925)	(5,925)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$38,214	$23,693

Basic earnings per common share	$0.22	$0.21
Diluted earnings per common share	$0.21	$0.20
Weighted average shares outstanding-basic	174,421	112,018
Weighted average shares outstanding-diluted	194,970	131,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$38,214	$23,693
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (Decrease) in fair value of available for sale securities	26,712	(24,478)
Reclassification adjustment for net gain included in net income	(13,665)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	13,047	(24,478)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$51,261	$(785)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income	—	—	—	44,139	—	44,139	211	44,350
Common stock issuance, net	322	—	185,699	—	—	186,021	—	186,021
Preferred stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(37,566)	—	(37,566)	—	(37,566)
Dividends declared on preferred stock	—	—	—	(5,925)	—	(5,925)	—	(5,925)
Reclassification adjustment for net gain included in net income	—	—	—	—	(13,665)	(13,665)	—	(13,665)
Increase in fair value of available for sale securities	—	—	—	—	26,712	26,712	—	26,712
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, March 31, 2019	$1,878	$289,755	$1,199,090	$(102,530)	$(9,088)	$1,379,105	$347	$1,379,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	29,618	—	29,618	2,468	32,086
Common stock issuance, net	2	—	387	—	—	389	—	389
Preferred stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(22,423)	—	(22,423)	—	(22,423)
Dividends declared on preferred stock	—	—	—	(5,925)	—	(5,925)	—	(5,925)
Decrease in fair value of available for sale securities	—	—	—	—	(24,478)	(24,478)	—	(24,478)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(4,863)	(4,863)
Balance, March 31, 2018	$1,121	$289,755	$751,542	$(74,447)	$(18,925)	$949,046	$1,741	$950,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$44,350	$32,086
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion	(10,463)	(5,729)
Realized (gain) loss on investment securities and related hedges, net	(16,801)	3,423
Net (gain) loss on distressed and other residential mortgage	(13,089)	939
Unrealized loss (gain) on investment securities and related hedges, net	14,586	(11,692)
Gain on sale of real estate held for sale in consolidated variable interest entities	(1,580)	(2,328)
Impairment of real estate under development in consolidated variable interest entities	936	—
Loss on extinguishment of debt	2,857	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(9,410)	(7,545)
(Recovery of) provision for loan losses	(1,065)	42
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(13,108)	(6,090)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	7,010	3,926
Amortization of stock based compensation, net	993	387
Changes in operating assets and liabilities:
Receivables and other assets	(15,499)	125
Accrued expenses and other liabilities	18,476	(435)
Net cash provided by operating activities	8,193	7,109

Cash Flows from Investing Activities:
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	3,587	33,192
Proceeds from sales of investment securities	56,769	10,080
Purchases of investment securities	(136,265)	(60,321)
Purchases of other assets	(600)	(2)
Capital expenditures on real estate held for sale in consolidated variable interest entities	(128)	(46)
Funding of preferred equity, equity and mezzanine loan investments	(35,021)	(18,210)
Principal repayments received on preferred equity and mezzanine loan investments	12,316	3,871
Return of capital from unconsolidated entity investments	311	638
Net payments made on other derivative instruments settled during the period	(19,197)	—
Principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans	50,296	12,335
Principal repayments received on multi-family loans held in securitization trusts	37,485	34,434
Principal paydowns on investment securities - available for sale	37,642	35,365
Proceeds from sale of real estate owned	650	943
Purchases of residential mortgage loans and distressed residential mortgage loans	(159,658)	(15,966)
Purchases of investments held in multi-family securitization trusts	(101,570)	—
Net cash (used in) provided by investing activities	(253,383)	36,313

Cash Flows from Financing Activities:
Net proceeds from repurchase agreements	141,153	10,215
Common stock issuance, net	185,027	—
Dividends paid on common stock	(31,118)	(22,382)
Dividends paid on preferred stock	(5,925)	(5,985)
Payments made on mortgages and notes payable in consolidated variable interest entities	(36)	(25,565)
Proceeds from mortgages and notes payable in consolidated variable interest entities	—	505
Payments made on residential collateralized debt obligations	(3,808)	(3,167)
Payments made on multi-family collateralized debt obligations	(37,481)	(34,437)
Extinguishment of and payments made on securitized debt	(45,557)	(11,753)
Net cash provided by (used in) financing activities	202,255	(92,569)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(42,935)	(49,147)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	109,145	115,450
Cash, Cash Equivalents and Restricted Cash - End of Period	$66,210	$66,303

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$130,627	$103,316
Cash paid for income taxes	$7	$642

Non-Cash Investment Activities:
Consolidation of multi-family loans held in securitization trusts	$2,426,210	$—
Consolidation of multi-family collateralized debt obligations	$2,324,639	$—
Transfer from residential loans to real estate owned	$1,841	$1,992

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$37,566	$22,423
Dividends declared on preferred stock to be paid in subsequent period	$5,925	$5,925
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable entities	$27,260	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$65,359	$65,495
Restricted cash included in receivables and other assets	$851	$808
Total cash, cash equivalents, and restricted cash	$66,210	$66,303

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets.

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

The Company is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. As such, the Company will generally not be subject to federal income taxes on that portion of its income that is distributed to stockholders if it distributes at least 90% of its annual REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.

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
“non-QM loans” refers to residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau; and
"second mortgages" refers to liens on residential properties that are subordinate to more senior mortgages or loans.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2019, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Provided below is a summary of additional accounting policies that are significant to or newly adopted by the Company for the three months ended March 31, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its distressed and other residential mortgage loans, multi-family loans held in securitization trusts, multi-family CDOs and CMBS held in securitization trusts, as well as income recognition on distressed residential mortgage loans purchased at a discount. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Adoption of Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842")

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method applied to all leases that were not completed as of January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We elected the practical expedients allowed for under ASC 842 that exempt an entity from reassessing whether existing contracts contain leases, reassessing the lease classification of existing leases, and reassessing the initial direct costs for existing leases. As such, there was no cumulative impact on opening accumulated deficit as of January 1, 2019 of adopting ASC 842 under the modified retrospective transition method. Operating lease right of use assets and operating lease liabilities of $10.3 million are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets, respectively, as of March 31, 2019. The adoption of ASC 842 did not have a material effect on our results of operations for the three months ended March 31, 2019.

Summary of Recent Accounting Pronouncements

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

Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). These amendments add, modify, or remove disclosure requirements regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, narrative descriptions of measurement uncertainty, and the valuation processes for Level 3 fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company anticipates the implementation of this guidance as of the effective date will result in additional and modified disclosures with respect to its Level 3 fair value measurements.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Agency ARMs
Freddie Mac	$26,053	$—	$(981)	$25,072	$26,338	$—	$(1,052)	$25,286
Fannie Mae	41,673	6	(1,196)	40,483	43,984	8	(1,384)	42,608
Ginnie Mae	3,440	—	(133)	3,307	3,627	—	(127)	3,500
Total Agency ARMs (1)	71,166	6	(2,310)	68,862	73,949	8	(2,563)	71,394
Agency Fixed- Rate
Freddie Mac	85,182	—	(1,041)	84,141	87,018	—	(2,526)	84,492
Fannie Mae	889,070	273	(18,408)	870,935	915,039	—	(33,195)	881,844
Ginnie Mae	—	—	—	—	—	—	—	—
Total Agency Fixed-Rate	974,252	273	(19,449)	955,076	1,002,057	—	(35,721)	966,336

Total Agency RMBS	1,045,418	279	(21,759)	1,023,938	1,076,006	8	(38,284)	1,037,730
Non-Agency RMBS (1)	310,763	3,738	(415)	314,086	215,337	166	(1,466)	214,037
CMBS (1) (2)	236,873	9,068	—	245,941	243,046	17,815	(376)	260,485
Total investment securities available for sale	$1,593,054	$13,085	$(22,174)	$1,583,965	$1,534,389	$17,989	$(40,126)	$1,512,252

(1)	For the Company's Agency ARMs, non-Agency RMBS, and CMBS securities with stated reset periods, the weighted average reset periods are twenty-nine months, eight months, and one month, respectively.

(2)	Included in CMBS is $52.7 million of investment securities available for sale held in securitization trusts as of December 31, 2018.

Realized Gain or Loss Activity

During the three months ended March 31, 2019, the Company received total proceeds of approximately $56.8 million from the sale of investment securities available for sale, realizing a net gain of approximately $16.8 million. During the three months ended March 31, 2018, the Company received total proceeds of approximately $10.1 million from the sale of investment securities available for sale, realizing a net loss of approximately $3.4 million.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2019 and December 31, 2018, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 8.3 years and 5.7 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

Weighted Average Life	March 31, 2019	December 31, 2018
0 to 5 years	$549,663	$456,947
Over 5 to 10 years	552,393	1,043,369
10+ years	481,909	11,936
Total	$1,583,965	$1,512,252

Unrealized Losses in Other Comprehensive Income

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through other comprehensive income, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

March 31, 2019	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$1,004,264	$(21,759)	$1,004,264	$(21,759)
Non-Agency RMBS	51,269	(401)	150	(14)	51,419	(415)
Total investment securities available for sale	$51,269	$(401)	$1,004,414	$(21,773)	$1,055,683	$(22,174)

At March 31, 2019, the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency RMBS were $21.8 million at March 31, 2019. Agency RMBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2019 any unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company's non-Agency RMBS were $0.4 million at March 31, 2019, respectively. Credit risk associated with non-Agency RMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of other-than-temporary impairment and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

Other than Temporary Impairment

For the three months ended March 31, 2019 and 2018, the Company did not recognize other-than-temporary impairment through earnings.

4.	Distressed and Other Residential Mortgage Loans, At Fair Value
Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in net gain (loss) on distressed and other residential mortgage loans at fair value on the Company’s condensed consolidated statements of operations.
The Company’s distressed and other residential mortgage loans at fair value consist of the following as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
March 31, 2019	$927,196	$(63,569)	$11,939	$875,566
December 31, 2018	788,372	(54,905)	4,056	737,523
As of March 31, 2019, the Company is committed to purchase $0.3 million of second mortgages from originators.

The following table presents the components of net gain (loss) on distressed and other residential mortgage loans at fair value for the three months ended March 31, 2019 and 2018, respectively (dollar amounts in thousands):

	March 31, 2019	March 31, 2018
Net realized gain on payoff and sale of loans	$3,127	$40
Net unrealized gains (losses)	7,883	(206)

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of distressed and other residential mortgage loans at fair value as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2018
California	27.8%	27.9%
Florida	9.8%	9.0%
Texas	5.1%	4.2%
New York	5.0%	5.1%

The following table presents the fair value and aggregate unpaid principal balance of the Company's distressed and other residential mortgage loans at fair value greater than 90 days past due and in non-accrual status as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance
March 31, 2019	$49,284	$60,858
December 31, 2018	60,117	75,167

Distressed and other residential mortgage loans with a fair value of approximately $677.6 million and $626.2 million at March 31, 2019 and December 31, 2018, respectively, are pledged as collateral for master repurchase agreements (see Note 12).

5.	Distressed and Other Residential Mortgage Loans, Net

Distressed Residential Mortgage Loans, Net

As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s distressed residential mortgage loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") amounts to approximately $209.3 million and $228.5 million, respectively.

The Company did not purchase loans accounted for under ASC 310-30 during the three months ended March 31, 2019 and 2018, respectively.

The following table details activity in accretable yield for the distressed residential mortgage loans for the three months ended March 31, 2019 and 2018, respectively (dollar amounts in thousands):

	March 31, 2019	March 31, 2018
Balance at beginning of period	$195,559	$303,949
Additions	587	1,694
Disposals	(15,080)	(8,694)
Accretion	(1,825)	(5,354)
Balance at end of period (1)	$179,241	$291,595

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the three month periods ended March 31, 2019 and 2018 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2018
Florida	10.6%	10.4%
North Carolina	9.7%	9.0%
Georgia	5.9%	7.2%
New York	5.7%	5.4%
Virginia	5.6%	5.3%
South Carolina	5.6%	5.6%
Ohio	5.3%	5.0%
Texas	5.2%	4.9%
California	5.1%	4.8%

The Company had no distressed residential mortgage loans held in securitization trusts pledged as collateral for securitized debt as of March 31, 2019. The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $88.1 million at December 31, 2018 were pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $114.8 million and $128.1 million at March 31, 2019 and December 31, 2018, respectively, are pledged as collateral for a master repurchase agreement (see Note 12).

Residential Mortgage Loans Held in Securitization Trusts, Net

Residential mortgage loans held in securitization trusts are comprised of certain ARMs transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. Residential mortgage loans held in securitization trusts, net consist of the following as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
Unpaid principal balance	$56,140	$60,171
Deferred origination costs – net	359	383
Reserve for loan losses	(3,630)	(3,759)
Total	$52,869	$56,795

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$3,759	$4,191
Provision for (recovery of) loan losses	38	(110)
Transfer to real estate owned	(167)	—
Charge-offs	—	—
Balance at the end of period	$3,630	$4,081

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2019 was $3.6 million, representing 647 basis points of the outstanding principal balance of residential mortgage loans held in securitization trusts, as compared to 625 basis points as of December 31, 2018. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including, but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

All of the Company’s residential mortgage loans held in securitization trusts and real estate owned are pledged as collateral for the residential collateralized debt obligations (the "Residential CDOs") issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million as of March 31, 2019 and December 31, 2018.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2019, we had 18 delinquent loans with an aggregate principal amount outstanding of approximately $10.5 million categorized as residential mortgage loans held in securitization trusts, net, of which $6.4 million, or 60%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts as of March 31, 2019 (dollar amounts in thousands):

March 31, 2019

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
90 +	18	$10,530	18.65%
Real estate owned through foreclosure	1	$360	0.64%

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

December 31, 2018

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
90 +	19	$10,926	18.16%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
New York	33.9%	33.9%
Massachusetts	18.3%	20.0%
New Jersey	14.9%	14.5%
Florida	10.5%	9.9%
Maryland	5.4%	5.3%

6.	Consolidated K-Series

The Company's investments in first loss POs, certain IOs and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-series securitizations that we consolidate in our financial statements in accordance with GAAP represent the "Consolidated K-Series." The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss POs and certain IOs and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidate with an aggregate net carrying value of $781.1 million and $657.6 million at March 31, 2019 and December 31, 2018, respectively (see Note 9). The Consolidated K-Series is comprised of eleven and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of March 31, 2019 and December 31, 2018, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at March 31, 2019 and December 31, 2018, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2019	December 31, 2018
Assets
Multi-family loans held in securitization trusts	$14,328,336	$11,679,847
Receivables	47,186	41,850
Total Assets	$14,375,522	$11,721,697
Liabilities and Equity
Multi-family CDOs	$13,547,195	$11,022,248
Accrued expenses	46,154	41,102
Total Liabilities	13,593,349	11,063,350
Equity	782,173	658,347
Total Liabilities and Equity	$14,375,522	$11,721,697

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $13.8 billion and $11.5 billion at March 31, 2019 and December 31, 2018, respectively. The multi-family CDOs (the "Multi-Family CDOs") had aggregate unpaid principal balances of approximately $13.8 billion and $11.5 billion at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the current weighted average interest rate on these Multi-Family CDOs was 4.02% and 3.96%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss POs, IOs and mezzanine securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of Multi-Family CDOs, approximates the fair value of our underlying securities (see Note 16).

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended March 31, 2019 and 2018, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2019	2018
Interest income	$111,768	$85,092
Interest expense	96,797	74,478
Net interest income	14,971	10,614
Unrealized gain on multi-family loans and debt held in securitization trusts, net	9,410	7,545
Net income	$24,381	$18,159

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of March 31, 2019 and our CMBS investments included in investment securities available for sale, held in securitization trusts, and multi-family loans held in securitization trusts as of December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
California	16.0%	14.8%
Texas	12.5%	13.0%
Maryland	6.0%	5.0%
New York	5.1%	6.4%

7.	Investments in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method consist of the following as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	March 31, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$9,217	45%	$8,948
Somerset Deerfield Investor, LLC	45%	16,504	45%	16,266
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,752	43%	4,714
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,701	57%	10,544
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,612	—	—
Walnut Creek Properties Holdings, L.L.C.	36%	8,003	—	—
Total - Equity Method		$55,789		$40,472

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	March 31, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$11,185	11%	$10,954
Evergreens JV Holdings, LLC	85%	11,340	85%	8,200
The Preserve at Port Royal Venture, LLC	77%	14,050	77%	13,840
Total - Fair Value Option		$36,575		$32,994

The following table presents income from investments in unconsolidated entities for the three months ended March 31, 2019 and March 31, 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2019	2018
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$275	$253
Morrocroft Neighborhood Stabilization Fund II, LP	232	282
Evergreens JV Holdings, LLC	3,224	194
The Preserve at Port Royal Venture, LLC	438	483
WR Savannah Holdings, LLC	—	361
Somerset Deerfield Investor, LLC	478	—
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	131	—
Audubon Mezzanine Holdings, L.L.C. (Series A)	297	—
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	165	—
Walnut Creek Properties Holdings, L.L.C.	98	—

8.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
Investment amount	$176,486	$166,789
Deferred loan fees, net	(1,358)	(1,234)
Total	$175,128	$165,555

There were no delinquent preferred equity or mezzanine loan investments as of March 31, 2019 and December 31, 2018.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Georgia	14.6%	15.3%
Texas	11.9%	16.6%
Alabama	11.1%	8.6%
Florida	10.8%	11.3%
Tennessee	10.2%	6.8%
South Carolina	9.1%	9.5%
Virginia	8.6%	9.1%

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into re-securitization or financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, Consolidation, and if so, whether the Company is the primary beneficiary requiring consolidation. As of March 31, 2019, the Company evaluated its Residential CDOs and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Residential CDOs as of March 31, 2019.

As of December 31, 2018, the Company evaluated the following re-securitization and financing transactions: 1) its Residential CDOs; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions were VIEs and that the Company was the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of December 31, 2018. On March 14, 2019, the Company exercised its right to an optional redemption of its multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million resulting in a loss on extinguishment of debt of $2.9 million. Additionally, on March 25, 2019, the Company repaid outstanding notes from its April 2016 distressed residential mortgage loan securitization with an outstanding principal balance of $6.5 million. Due to the redemptions, the multi-family CMBS held by the re-securitization trust and residential mortgage loans held in securitization trust were returned to the Company.

The Company invests in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from the securitization. The Company has evaluated these CMBS investments to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that eleven and nine Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of March 31, 2019 and December 31, 2018, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). Of the multi-family CMBS investments owned by the Company that are included in the Consolidated K-Series, eleven and eight of these investments are not included as collateral to any Financing VIE as of March 31, 2019 and December 31, 2018, respectively.

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

The Company owns 100% of RB Development Holding Company, LLC ("RBDHC"). RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc", a wholly-owned subsidiary of the Company) is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

The Company evaluates the home pricing and lot values of the real estate under development that is owned by KRVI, which is included in receivables and other assets on the Company's condensed consolidated balance sheets, on a quarterly basis. Based on the evaluation during the three months ended March 31, 2019, the Company determined that the real estate under development with a carrying amount of $20.9 million was no longer fully recoverable and was impaired. The Company recognized a $0.9 million impairment loss which is included in other income in the Company's condensed consolidated statements of operations for the three months ended March 31, 2019. For the three months ended March 31, 2019, $0.5 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations, resulting in a net loss to the Company of $0.4 million. Fair value was determined based on the sales comparison approach which derives a value indication by comparing the subject property to similar properties that have been recently sold and assumes a purchaser will not pay more for a particular property than a similar substitute property. Real estate under development as of March 31, 2019 and December 31, 2018 of $20.0 million and $22.0 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

In March 2017, the Company reconsidered its evaluation of its variable interests in 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two VIEs that each owned a multi-family apartment community and in each of which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters and consolidated them in its condensed consolidated financial statements. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Also, in February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing and The Clusters as of the date of each property's sale. Prior to the properties' sale, the Company did not have any claims to the assets or obligations for the liabilities of Riverchase Landing and The Clusters.

The following table presents a summary of the assets and liabilities of the Residential CDOs, the Consolidated K-Series, and KRVI of as of March 31, 2019. Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIE	Other VIEs
	Residential Mortgage Loan Securitization	Multi-family CMBS	Other	Total
Cash and cash equivalents	$—	$—	$712	$712
Residential mortgage loans held in securitization trusts, net	52,869	—	—	52,869
Multi-family loans held in securitization trusts, at fair value	—	14,328,336	—	14,328,336
Receivables and other assets	1,203	47,186	20,225	68,614
Total assets	$54,072	$14,375,522	$20,937	$14,450,531

Residential collateralized debt obligations	$49,247	$—	$—	$49,247
Multi-family collateralized debt obligations, at fair value	—	13,547,195	—	13,547,195
Mortgages and notes payable in consolidated variable interest entities	—	—	3,986	3,986
Accrued expenses and other liabilities	24	46,154	439	46,617
Total liabilities	$49,271	$13,593,349	$4,425	$13,647,045

The following table presents the Consolidated K-Series, the Financing VIEs, KRVI, and The Clusters as of December 31, 2018.

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Multi- family CMBS (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$708	$708
Investment securities available for sale, at fair value held in securitization trusts	52,700	—	—	—	—	52,700
Residential mortgage loans held in securitization trusts, net	—	—	56,795	—	—	56,795
Distressed residential mortgage loans held in securitization trusts, net	—	88,096	—	—	—	88,096
Multi-family loans held in securitization trusts, at fair value	1,107,071	—	—	10,572,776	—	11,679,847
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,704	29,704
Receivables and other assets	4,243	10,287	1,061	37,679	23,254	76,524
Total assets	$1,164,014	$98,383	$57,856	$10,610,455	$53,666	$11,984,374

Residential collateralized debt obligations	$—	$—	$53,040	$—	$—	$53,040
Multi-family collateralized debt obligations, at fair value	1,036,604	—	—	9,985,644	—	11,022,248
Securitized debt	30,121	12,214	—	—	—	42,335
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	31,227	31,227
Accrued expenses and other liabilities	4,228	444	26	37,022	1,166	42,886
Total liabilities	$1,070,953	$12,658	$53,066	$10,022,666	$32,393	$11,191,736

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

(2)
The Company engaged in this transaction for the purpose of financing certain distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of re-performing and, to a lesser extent, non-performing and other delinquent mortgage loans secured by first liens on one- to four- family properties. Balances as of December 31, 2018 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Eight of the securitizations included in the Consolidated K-Series were not held in a Financing VIE as of December 31, 2018.

As of March 31, 2019, the Company had no securitized debt outstanding. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans as of December 31, 2018 (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Distressed Residential Mortgage Loan Securitization
Principal Amount at December 31, 2018	$33,177	$12,381
Carrying Value at December 31, 2018 (2)	$30,121	$12,214
Pass-through rate of notes issued	5.35%	4.00%

(1)
The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio. As a result of engaging in this transaction, the Company remained economically exposed to the first loss position on the underlying multi-family CMBS transferred to the Consolidated VIE.

(2)	Presented net of unamortized deferred costs of $0.2 million related to the issuance of the securitized debt, which include underwriting, rating agency, legal, accounting and other fees.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2018 (dollar amounts in thousands):

Scheduled Maturity (principal amount)	December 31, 2018
Within 24 months	$12,381
Over 24 months to 36 months	—
Over 36 months	33,177
Total	45,558
Discount	(2,983)
Debt issuance cost	(240)
Carrying value	$42,335

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

Unconsolidated VIEs

As of March 31, 2019, the Company evaluated its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of March 31, 2019 (dollar amounts in thousands):

	March 31, 2019
	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
Preferred equity investments in multi-family properties	$164,533	$55,789	$220,322
Mezzanine loans on multi-family properties	10,595	—	10,595
Equity investments in entities that invest in residential properties	—	11,185	11,185
Total assets	$175,128	$66,974	$242,102

As of December 31, 2018, the Company evaluated its multi-family CMBS investments in two Freddie Mac-sponsored multi-family loan K-Series securitizations and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, except for The Clusters as of December 31, 2018, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of December 31, 2018 (dollar amounts in thousands):

	December 31, 2018
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
Multi-family CMBS	$52,700	$72	$—	$—	$52,772
Preferred equity investments in multi-family properties	—	—	154,629	40,472	195,101
Mezzanine loans on multi-family properties	—	—	10,926	—	10,926
Equity investments in entities that invest in residential properties	—	—	—	10,954	10,954
Total assets	$52,700	$72	$165,555	$51,426	$269,753

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan, preferred equity and other equity investments is approximately $242.1 million and $269.8 million at March 31, 2019 and December 31, 2018, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Real Estate Held for Sale in Consolidated VIEs

In March 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each owned a multi-family apartment community and in each of which the Company held a preferred equity investment. Accordingly, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 9).

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale. Accordingly, the Company classified the real estate assets in Riverchase Landing as held for sale in its consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in Riverchase Landing in the second quarter of 2017. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Riverchase Landing recognized a net gain on sale of approximately $2.3 million which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations. The Company de-consolidated Riverchase Landing as of the date of the sale.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale. Accordingly, the Company classified the real estate assets in The Clusters as held for sale as of December 31, 2018 in the accompanying condensed consolidated balance sheets. The Company also ceased depreciation of the operating real estate assets and amortization of the related lease intangible asset in The Clusters in the third quarter of 2017. In February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Clusters recognized a net gain on sale of approximately $1.6 million which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations. The Company de-consolidated The Clusters as of the date of the sale.

As of March 31, 2019, there is no real estate held for sale in consolidated variable interest entities. The following is a summary of the real estate held for sale in consolidated variable interest entities as of December 31, 2018 (dollar amounts in thousands):

December 31, 2018
Land	$2,650
Building and improvements	26,032
Furniture, fixtures and equipment	974
Lease intangible	2,802
Real estate held for sale before accumulated depreciation and amortization	32,458
Accumulated depreciation (1)	(418)
Accumulated amortization of lease intangible (1)	(2,336)
Real estate held for sale in consolidated variable interest entities	$29,704

(1)	There were no depreciation and amortization expenses for the three months ended March 31, 2019 and March 31, 2018.

No gain or loss was recognized by the Company or allocated to non-controlling interests related to the initial classification of the real estate assets as held for sale during the year ended December 31, 2017.

11.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments are currently comprised of interest rate swaps, which are designated as trading instruments.
Derivatives Not Designated as Hedging Instruments
The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	$14,873	$10,263

(1)
All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company's condensed consolidated balance sheets. Includes $12.8 million of derivative liabilities netted against a variation margin of $27.7 million at March 31, 2019. Includes $1.8 million of derivative assets and variation margin of $8.5 million at December 31, 2018.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Settlement, Expiration or Exercise	March 31, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

	Notional Amount For the Three Months Ended March 31, 2018
Type of Derivative Instrument	December 31, 2017	Additions	Settlement, Expiration or Exercise	March 31, 2018
Interest rate swaps	$345,500	$—	$—	$345,500

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2018
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$—	$(14,586)	$—	$8,969
Total	$—	$(14,586)	$—	$8,969

Derivatives Designated as Hedging Instruments

As of March 31, 2019 and December 31, 2018, there were no derivative instruments designated as hedging instruments. The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability contemporaneously. The Company assesses, both at inception of a hedge and on an ongoing basis, whether or not the hedge is “highly effective” when using the matched term basis.

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

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	March 31, 2019			December 31, 2018
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	2.78%	$98,000	2.18%	2.45%
2027	247,500	2.39%	2.74%	247,500	2.39%	2.53%
2028	150,000	3.23%	2.74%	150,000	3.23%	2.53%
Total	$495,500	2.60%	2.75%	$495,500	2.60%	2.52%

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

12.	Repurchase Agreements

Investment Securities, Available for Sale

The Company has entered into repurchase agreements with third party financial institutions to finance its investment securities portfolio. These repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the investment securities which they finance. At March 31, 2019 and December 31, 2018, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.7 billion and $1.5 billion, respectively, and a weighted average interest rate of 3.43% and 3.41%, respectively.

The following table presents detailed information about the Company’s borrowings under repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	March 31, 2019			December 31, 2018
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs RMBS	$64,706	$68,220	$70,513	$67,648	$70,747	$73,290
Agency Fixed-rate RMBS	829,154	879,501	897,055	857,582	907,610	940,994
Non-Agency RMBS	136,782	185,881	182,905	88,730	117,958	118,414
CMBS (1)	623,797	821,144	659,444	529,617	687,876	539,788
Balance at end of the period	$1,654,439	$1,954,746	$1,809,917	$1,543,577	$1,784,191	$1,672,486

(1)
Includes first loss PO and mezzanine CMBS securities with a fair value amounting to $602.8 million and $543.0 million included in the Consolidated K-Series as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the average days to maturity for repurchase agreements secured by investment securities were 68 days and 62 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2019 and December 31, 2018 amounts to $5.3 million and $3.9 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

Contractual Maturity	March 31, 2019	December 31, 2018
Within 30 days	$531,548	$732,051
Over 30 days to 90 days	989,271	677,906
Over 90 days	133,620	133,620
Total	$1,654,439	$1,543,577

As of March 31, 2019, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 86.9% that implies an average haircut of 13.1%. As of March 31, 2019, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-agency RMBS, and CMBS was approximately 5%, 25%, and 22%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing repurchase agreements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At March 31, 2019 and December 31, 2018, the Company had financing arrangements with thirteen and eleven counterparties, respectively. As of March 31, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2018 the Company's only exposure where the amount at risk was in excess of 5% was to Jefferies & Company, Inc. at 5.04%.

As of March 31, 2019, our available liquid assets included unrestricted cash and cash equivalents and unencumbered securities that we believe may be posted as margin. The Company had $65.4 million in cash and cash equivalents and $410.4 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of March 31, 2019 included $76.2 million of Agency RMBS, $205.9 million of CMBS and $128.2 million of non-Agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 28.8% of our repurchase agreements secured by investment securities, are liquid and could be monetized to pay down or collateralize a liability immediately.

Distressed and Other Residential Mortgage Loans

The Company has master repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under these repurchase agreements and associated distressed and other residential mortgage loans pledged as collateral at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
March 31, 2019	$1,100,000	$619,605	$792,380	4.58%	7.68
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

(1)
Includes distressed and other residential mortgage loans at fair value of $677.6 million and $626.2 million and distressed and other residential mortgage loans, net of $114.8 million and $128.1 million at March 31, 2019 and December 31, 2018, respectively.

During the terms of the master repurchase agreements, proceeds from the distressed and other residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the distressed and other residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity, market capitalization, and total stockholders' equity. The Company is in compliance with such covenants as of May 7, 2019. The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.0 million as of March 31, 2019 and $1.2 million as of December 31, 2018. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

13.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARMs pledged as collateral, which are recorded as assets of the Company. Pledged assets of $52.9 million and $56.8 million are included in distressed and other residential mortgage loans, net in the Company's condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had Residential CDOs outstanding of $49.2 million and $53.0 million, respectively. As of March 31, 2019 and December 31, 2018, the current weighted average interest rate on these Residential CDOs was 3.10% and 3.12%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $56.1 million and $60.2 million at March 31, 2019 and December 31, 2018, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of March 31, 2019 and December 31, 2018, had a net investment in the residential securitization trusts of $4.8 million.

14.	Debt

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of Convertible Notes issued upon exercise of the underwriter's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $6.7 million and $7.2 million as of March 31, 2019 and December 31, 2018, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

During the three months ended March 31, 2019, none of the Convertible Notes were converted. As of May 7, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 7, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

In March 2017, the Company consolidated both Riverchase Landing and The Clusters into its condensed consolidated financial statements (see Note 9). In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. In February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated The Clusters as of the date of the sale. The Clusters' real estate investment was subject to a mortgage payable as of December 31, 2018, and the Company had no obligation for this liability as of December 31, 2018.

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 9). KRVI's real estate under development is subject to a note payable of $4.0 million that has an unused commitment of $4.4 million as of March 31, 2019. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of May 7, 2019.

The mortgages and notes payable in the consolidated VIEs as of March 31, 2019 are described below (dollar amounts in thousands):

	Assumption/Origination Date	Mortgage Note Amount as of March 31, 2019	Maturity Date	Interest Rate	Net Deferred Finance Costs
KRVI	12/16/2016	$3,986	12/16/2019	7.00%	$—

As of March 31, 2019, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2019	$3,986
2020	—
2021	—
2022	138,000
2023	—
Thereafter	45,000
$186,986

15.	Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in its loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2019.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2019, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The Company’s CMBS held in securitization trusts at December 31, 2018 were comprised of securities for which there were not substantially similar securities that traded frequently. The Company classified these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts was based on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments were projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporated default rate, loss severity and current market interest rates. The discount rate ranged from 4.5% to 9.5% as of December 31, 2018. Significant increases or decreases in these inputs would have resulted in a significantly lower or higher fair value measurement.

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

f.
Residential Mortgage Loans – Certain of the Company’s acquired distressed and other residential mortgage loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for distressed and other residential mortgage loans is determined using valuations obtained from a third party that specializes in providing valuations of residential mortgage loans. The valuation approach depends on whether the residential mortgage loan is considered performing, re-performing or non-performing at the date the valuation is performed.

For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. The discount rate used in determining fair value for distressed and other residential mortgage loans ranges from 4.7% to 12.0%.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$1,023,938	$—	$1,023,938	$—	$1,037,730	$—	$1,037,730
Non-Agency RMBS	—	314,086	—	314,086	—	214,037	—	214,037
CMBS	—	245,941	—	245,941	—	207,785	52,700	260,485
Multi-family loans held in securitization trusts	—	—	14,328,336	14,328,336	—	—	11,679,847	11,679,847
Distressed and other residential mortgage loans, at fair value	—	—	875,566	875,566	—	—	737,523	737,523
Derivative assets:
Interest rate swaps (1)	—	14,873	—	14,873	—	10,263	—	10,263
Investments in unconsolidated entities	—	—	36,575	36,575	—	—	32,994	32,994
Total	$—	$1,598,838	$15,240,477	$16,839,315	$—	$1,469,815	$12,503,064	$13,972,879
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$13,547,195	$13,547,195	$—	$—	$11,022,248	$11,022,248
Total	$—	$—	$13,547,195	$13,547,195	$—	$—	$11,022,248	$11,022,248

(1)
All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $12.8 million netted against a variation margin of $27.7 million at March 31, 2019. Includes derivative assets of $1.8 million and variation margin of $8.5 million at December 31, 2018.

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2019 and 2018, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2019
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in securitization trusts	Total
Balance at beginning of period	$11,679,847	$737,523	$32,994	$52,700	$12,503,064
Total (losses)/gains (realized/unrealized)
Included in earnings	259,764	9,945	3,892	17,734	291,335
Included in other comprehensive income (loss)	—	—	—	(13,665)	(13,665)
Transfers in	—	—	—	—	—
Transfers out	—	(182)	—	—	(182)
Contributions	—	—	—	—	—
Paydowns/Distributions	(37,485)	(24,930)	(311)	—	(62,726)
Sales	—	(6,448)	—	(56,769)	(63,217)
Purchases (1)	2,426,210	159,658	—	—	2,585,868
Balance at the end of period	$14,328,336	$875,566	$36,575	$—	$15,240,477

(1)
During the three months ended March 31, 2019, the Company purchased PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $2.4 billion during the three months ended March 31, 2019 (see Notes 2 and 6).

	Three Months Ended March 31, 2018
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in securitization trusts	Total
Balance at beginning of period	$9,657,421	$87,153	$42,823	$47,922	$9,835,319
Total (losses)/gains (realized/unrealized)
Included in earnings	(184,678)	(181)	1,319	939	(182,601)
Included in other comprehensive income (loss)	—	—	—	(4)	(4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Contributions	—	—	—	—	—
Paydowns/Distributions	(34,434)	(3,458)	(638)	—	(38,530)
Sales	—	—	—	—	—
Purchases	—	15,966	—	—	15,966
Balance at the end of period	$9,438,309	$99,480	$43,504	$48,857	$9,630,150

The following table details changes in valuation for the Level 3 liabilities (Multi-family CDOs) for the three months ended March 31, 2019 and 2018, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$11,022,248	$9,189,459
Total losses (gains) (realized/unrealized)
Included in earnings (1)	237,789	(201,558)
Purchases (2)	2,324,639	—
Paydowns	(37,481)	(34,434)
Balance at the end of period	$13,547,195	$8,953,467

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
During the three months ended March 31, 2019, the Company purchased PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount of $2.3 billion (see Notes 2 and 6).

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2019 and 2018 for our Level 3 assets and liabilities held as of March 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Assets
Multi-family loans held in securitization trusts (1)	$274,683	$(172,546)
Investments in unconsolidated entities (2)	3,661	1,038
Distressed and other residential mortgage loans at fair value (3)	9,337	(92)

Liabilities
Multi-family debt held in securitization trusts (1)	(265,273)	180,091

(1)	Presented in unrealized gain on multi-family loans and debt held in securitization trusts, net on the Company's condensed consolidated statements of operations.

(2)	Presented in other income on the Company's condensed consolidated statements of operations.

(3)	Presented in net gain (loss) on distressed and other residential mortgage loans at fair value on the Company's condensed consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, respectively, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	$—	$—	$5,779	$5,779	$—	$—	$5,921	$5,921

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2019 and 2018, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Residential mortgage loans held in securitization trusts – impaired loans, net	$(38)	$110

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$65,359	$65,359	$103,724	$103,724
Investment securities available for sale	Level 2 or 3	1,583,965	1,583,965	1,512,252	1,512,252
Distressed and other residential mortgage loans, at fair value	Level 3	875,566	875,566	737,523	737,523
Distressed and other residential mortgage loans, net	Level 3	262,193	264,476	285,261	289,376
Investments in unconsolidated entities	Level 3	92,364	92,961	73,466	73,833
Preferred equity and mezzanine loan investments	Level 3	175,128	177,602	165,555	167,739
Multi-family loans held in securitization trusts	Level 3	14,328,336	14,328,336	11,679,847	11,679,847
Derivative assets	Level 2	14,873	14,873	10,263	10,263
Mortgage loans held for sale, net (1)	Level 3	2,960	3,134	3,414	3,584
Mortgage loans held for investment (1)	Level 3	1,580	1,580	1,580	1,580
Financial Liabilities:
Repurchase agreements	Level 2	2,273,005	2,273,005	2,131,505	2,131,505
Residential collateralized debt obligations	Level 3	49,247	47,004	53,040	50,031
Multi-family collateralized debt obligations	Level 3	13,547,195	13,547,195	11,022,248	11,022,248
Securitized debt	Level 3	—	—	42,335	45,030
Subordinated debentures	Level 3	45,000	45,011	45,000	44,897
Convertible notes	Level 2	131,301	136,693	130,762	135,689

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

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

b.
Distressed and other residential mortgage loans held in securitization trusts, net – Residential mortgage loans held in the securitization trusts are recorded at amortized cost, net of allowance for loan losses. Fair value is based on an internal valuation model that considers the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.
Distressed and other residential mortgage loans, net – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default, loss severities, and actual purchases and sales of similar loans.

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

f.	Repurchase agreements – The fair value of these repurchase agreements approximates cost as they are short term in nature.

g.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

h.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

i.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

j.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

17.	Stockholders' Equity

(a)	Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 12,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018.

At December 31, 2018, the Company had designated 6,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 4,140,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and 5,750,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”). On March 28, 2019, the Company classified and designated an additional 2,460,000 shares and 2,650,000 shares of the Company's authorized but unissued preferred stock as Series C Preferred Stock and Series D Preferred Stock, respectively. At March 31, 2019, the Company had designated 6,000,000 shares, 6,600,000 shares and 8,400,000 shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, respectively (collectively, the "Preferred Stock"). The Company had 3,000,000 shares of Series B Preferred Stock, 3,600,000 shares of Series C Preferred Stock and 5,400,000 shares of Series D Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018.

Each of the Series B Preferred Stock and the Series C Preferred Stock are entitled to receive a dividend at a rate of 7.75% and 7.875%, respectively, per year on its $25 liquidation preference. The Series D Preferred Stock is entitled to receive a dividend at a fixed rate from and including the issue date to, but excluding, October 15, 2027 of 8.00% per year on its $25 liquidation preference. Beginning October 15, 2027, the Series D Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus a spread of 5.695% per year on its $25 liquidation preference. Each series of the Preferred Stock is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

The Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of Preferred Stock whose terms are being changed.

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

In addition, upon the occurrence of a Change of Control, the Company may, at its option, redeem the Preferred Stock in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

The Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into the Company’s common stock in connection with a Change of Control.

Upon the occurrence of a Change of Control, each holder of Preferred Stock will have the right (unless the Company has exercised its right to redeem the Preferred Stock) to convert some or all of the Preferred Stock held by such holder into a number of shares of our common stock per share of the applicable series of Preferred Stock determined by a formula, in each case, on the terms and subject to the conditions described in the applicable Articles Supplementary for such series.

From the time of original issuance of the Preferred Stock through March 31, 2019, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends declared on the Preferred Stock commencing January 1, 2018 through March 31, 2019:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375	$0.4921875	$0.50
December 4, 2018	January 1, 2019	January 15, 2019	0.484375	0.4921875	0.50
September 17, 2018	October 1, 2018	October 15, 2018	0.484375	0.4921875	0.50
June 18, 2018	July 1, 2018	July 15, 2018	0.484375	0.4921875	0.50
March 19, 2018	April 1, 2018	April 15, 2018	0.484375	0.4921875	0.50

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2018 and ended March 31, 2019:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	$0.20
Fourth Quarter 2018	December 4, 2018	December 14, 2018	January 25, 2019	0.20
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	0.20
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.20
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.20

(c)	Public Offering of Common Stock

On January 11, 2019, the Company issued 14,490,000 shares of its common stock through an underwritten public offering, at a public offering price of $5.96 per share, resulting in total net proceeds to the Company of $83.8 million after deducting underwriting discounts and commissions and offering expenses.

On March 1, 2019, the Company issued 15,000,000 shares of its common stock through an underwritten public offering, at a public offering price of $6.00 per share. On March 15, 2019, the Company issued 2,250,000 shares of its common stock upon exercise of the underwriters' option to purchase up to an additional 2,250,000 shares of the Company's common stock. The offering resulted in the Company issuing a total of 17,250,000 shares of its common stock for total net proceeds to the Company of $101.2 million after deducting underwriting discounts and commissions and offering expenses.

(d)	Equity Distribution Agreements

On August 10, 2017, the Company entered into an equity distribution agreement (the “Common Equity Distribution Agreement”) with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $100.0 million, from time to time through Credit Suisse. On September 10, 2018, the Company entered into an amendment to the Common Equity Distribution Agreement that increased the maximum aggregate sales price to $177.1 million. The Company has no obligation to sell any of the shares of common stock issuable under the Common Equity Distribution Agreement and may at any time suspend solicitations and offers under the Common Equity Distribution Agreement.

The Common Equity Distribution Agreement replaced the Company’s prior equity distribution agreements with JMP Securities LLC and Ladenburg Thalmann & Co. Inc. dated as of March 20, 2015 and August 25, 2016, respectively (the “Prior Equity Distribution Agreements”), pursuant to which up to $39.3 million of aggregate value of the Company's common stock and Series B Preferred Stock remained available for issuance immediately prior to termination. The Prior Equity Distribution Agreements were terminated effective on August 7, 2017.

There were no shares of common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, approximately $86.4 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the "Preferred Equity Distribution Agreement") with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement. As of March 31, 2019, $50.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

18.	Earnings Per Share

The Company calculates basic earnings per common share by dividing net income attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings per common share takes into account the effect of dilutive instruments, such as convertible notes and performance stock units, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended March 31, 2019 and March 31, 2018, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the three months ended March 31, 2019 and March 31, 2018, performance stock units ("PSUs") awarded under the Company's 2017 Equity Incentive Plan (the "2017 Plan," see Note 19) were also determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU award agreements ("PSU Agreements") and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic Earnings per Common Share
Net income attributable to Company	$44,139	$29,618
Less: Preferred stock dividends	(5,925)	(5,925)
Net income attributable to Company's common stockholders	$38,214	$23,693
Basic weighted average common shares outstanding	174,421	112,018
Basic Earnings per Common Share	$0.22	$0.21

Diluted Earnings per Common Share:
Net income attributable to Company	$44,139	$29,618
Less: Preferred stock dividends	(5,925)	(5,925)
Add back: Interest expense on convertible notes for the period, net of tax	2,626	2,634
Net income attributable to Company's common stockholders	$40,840	$26,327
Weighted average common shares outstanding	174,421	112,018
Net effect of assumed convertible notes conversion to common shares	19,694	19,694
Net effect of assumed PSUs vested	855	49
Diluted weighted average common shares outstanding	194,970	131,761
Diluted Earnings per Common Share	$0.21	$0.20

.

19.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At March 31, 2019, there were 115,170 shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 5,570,000. Of the common stock authorized at March 31, 2019, 1,605,667 shares are available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 131,975 shares under the 2017 Plan as of March 31, 2019. The Company’s employees have been issued 828,701 shares of restricted stock under the 2017 Plan as of March 31, 2019. At March 31, 2019, there were 756,861 shares of non-vested restricted stock outstanding and 3,003,657 common shares reserved for issuance in connection with PSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2018, 3,865,174 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 131,975 shares under the 2017 Plan as of December 31, 2018. The Company’s employees had been issued 292,459 shares of restricted stock under the 2017 Plan as of December 31, 2018. At December 31, 2018, there were 290,373 shares of non-vested restricted stock outstanding and 1,280,392 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan.

(a)	Restricted Common Stock Awards

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.5 million and $0.3 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures of shares for the three months ended March 31, 2019 and 2018, respectively.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the three months ended March 31, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	507,536	$5.91	422,928	$6.36
Granted	536,242	6.30	206,597	5.57
Vested	(171,747)	5.88	(164,645)	6.72
Forfeited	—	—	—	—
Non-vested shares as of March 31	872,031	$6.16	464,880	$5.88
Restricted stock granted during the period	536,242	$6.30	206,597	$5.57

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2019 and 2018, the Company had unrecognized compensation expense of $4.8 million and $2.4 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan and 2017 Plan, collectively. The unrecognized compensation expense at March 31, 2019 is expected to be recognized over a weighted average period of 2.50 years. The total fair value of restricted shares vested during the three months ended March 31, 2019 and 2018 was approximately $1.1 million and $0.9 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over a three year period.

(b)	Performance Stock Units

During the three months ended March 31, 2019 and 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For the PSUs granted in 2019 and 2018, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company's stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

A summary of the activity of the target PSU Awards under the 2017 Plan for the three months ended March 31, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value
Non-vested target PSUs at January 1	842,792	$4.20	—	$—
Granted	1,137,525	4.00	588,535	4.04
Vested	—	—	—	—
Non-vested target PSUs as of March 31	1,980,317	$4.08	588,535	$4.04

As of March 31, 2019 and 2018, there was $6.5 million and $2.3 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. Compensation expense related to the PSUs was $0.7 million and $37.2 thousand for the three months ended March 31, 2019 and 2018, respectively.

20.	Income Taxes

For the three months ended March 31, 2019 and March 31, 2018, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three months ended March 31, 2019 and March 31, 2018 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Current income tax (benefit) expense	$(7)	$—
Deferred income tax expense (benefit)	81	(79)
Total provision (benefit)	$74	$(79)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2019 and December 31, 2018 are as follows (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
Deferred tax assets
Net operating loss carryforward	$2,826	$2,416
Capital loss carryover	976	739
GAAP/Tax basis differences	4,056	3,903
Total deferred tax assets (1)	7,858	7,058
Deferred tax liabilities
Deferred tax liabilities	7	6
Total deferred tax liabilities (2)	7	6
Valuation allowance (1)	(6,949)	(6,069)
Total net deferred tax asset	$902	$983

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2019, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $8.3 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of March 31, 2019, the Company, through one of its wholly-owned TRSs, had also incurred approximately $2.9 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains. At March 31, 2019, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

21. Subsequent Events

In April 2019, the Company issued 213,753 shares of its Series B Preferred Stock and Series C Preferred Stock, collectively, under the Preferred Equity Distribution Agreement at an average sales price of $24.78 per share, resulting in total net proceeds to the Company of $5.2 million after deducting the placement fees. As of May 7, 2019, $44.7 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

Also, in April 2019, the Company issued 2,260,200 shares of its common stock under the Common Equity Distribution Agreement at an average sales price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million after deducting the placement fees. As of May 7, 2019, $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On May 3, 2019, we entered into a termination and transition agreement (the "Transition Agreement") with Headlands Asset Management LLC ("Headlands") that terminated the Headlands Management Agreement effective as of May 3, 2019. Pursuant to the Transition Agreement, Headlands will provide us with certain transition services until June 30, 2019 and will receive certain fees during this transition period similar to the fees Headlands was entitled to under the Headlands Management Agreement, but excluding incentive fees.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our assets, changes in credit spreads, the impact of a downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, or Ginnie Mae; market volatility; changes in prepayment rates on the loans we own or that underlie our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to identify and acquire our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations or policies affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our "special purpose entities," or "SPEs," own the first loss POs and certain IOs and mezzanine securities that we consolidate in our financial statements in accordance with GAAP;

•
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE;

•	“distressed residential mortgage loans” refers to pools of seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties;

•
"excess mortgage servicing spread" refers to the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and the base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract;

•	"GAAP" refers to generally accepted accounting principles within the United States;

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	"IO RMBS" refers to RMBS comprised of IOs;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“non-Agency RMBS” refers to RMBS that are not guaranteed by any agency of the U.S. Government or GSE;

•	“non-QM loans” refers to residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau;

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•	“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in our securitization trusts;

•	“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities;

•	“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans; and

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

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain other mortgage-related and residential housing-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-related and residential housing-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, excess mortgage servicing spreads and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We intend to maintain our focus on expanding our portfolio of single-family residential and multi-family credit assets, which we believe will benefit from improving credit metrics. Consistent with this approach to capital allocation, we acquired an additional $432.8 million of single-family residential and multi-family credit assets during the three months ended March 31, 2019. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer term repurchase agreement borrowings with terms between one year and 24 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year.

In connection with our growth in recent years, we have taken steps each year since 2016 to internalize the investment management of our various investment portfolios. In August 2018, in order to expand our capabilities in self managing, sourcing and creating single-family distressed residential credit assets, we moved to internalize our last externally-managed business, our distressed residential loan strategy, by adding a team of professionals that increases our capabilities across many residential credit opportunities, including distressed residential loans, and providing Headlands Asset Management LLC (“Headlands”), the external manager of our distressed residential loan strategy, with notice that we intended to cause our management agreement with Headlands (the “Headlands Management Agreement”) to expire when its term ends on June 30, 2019. On May 3, 2019, we entered into a termination and transition agreement with Headlands (the “Transition Agreement”) that terminated the Headlands Management Agreement effective as of May 3, 2019. Pursuant to the Transition Agreement, Headlands will provide us with certain transition services until June 30, 2019 and will receive certain fees during this transition period similar to the fees Headlands was entitled to under the Headlands Management Agreement, but excluding incentive fees. We believe that internalization of all our credit investing functions, including both multi-family and single-family residential credit investments, will strengthen our ability to identify and secure future investment opportunities.

Key First Quarter 2019 Developments

Multi-Family Credit Portfolio Activity

We purchased multi-family CMBS securities totaling $136.5 million, including aggregate purchases of approximately $101.6 million in first loss PO, IO and mezzanine securities issued by two Freddie Mac-sponsored multi-family loan K-Series securitizations. In addition, we funded $35.4 million in preferred equity investments in owners of multi-family properties during the first quarter of 2019.

The Company exercised its option to redeem the notes issued by a multi-family CMBS re-securitization that it completed in 2012, with an outstanding principal balance of $33.2 million resulting in a loss on extinguishment of debt of $2.9 million. Due to the redemption, the multi-family CMBS held by the re-securitization trust were returned to the Company. Subsequent to redemption, a portion of the multi-family CMBS returned to the Company was sold at a realized gain of $16.8 million, with the Company receiving proceeds of $56.8 million.

Residential Credit Portfolio Activity

We acquired an aggregate of $261.0 million of single-family residential credit assets, including distressed residential mortgage loans totaling $71.1 million, other residential mortgage loans totaling $88.5 million and non-Agency RMBS totaling $101.3 million.

On March 25, 2019, we repaid outstanding notes from our April 2016 distressed residential mortgage loan securitization, which had an outstanding principal balance of $6.5 million. As a result, $80.0 million of distressed residential mortgage loans held by the securitization were returned to the Company. The notes were issued in 2016 in an aggregate original principal amount of $177.5 million, including 5% of the notes retained by the Company.

We increased the capacity in our master repurchase agreements to fund the purchase of distressed and other residential mortgage loans by approximately $150.0 million.

Common Stock Issuance

We issued 31,740,000 shares of common stock through two underwritten public offerings in January 2019 and February 2019, at an average public offering price per share of $5.98, resulting in aggregate net proceeds to us of $184.9 million after deducting underwriting discounts, commissions and offering expenses.

Preferred Stock Equity Distribution Agreement

On March 29, 2019, we entered into an equity distribution agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which we may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (each as defined below), having a maximum aggregate sales price of up to $50.0 million.

First Quarter 2019 Common Stock and Preferred Stock Dividends

On March 19, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended March 31, 2019. The dividend was paid on April 25, 2019 to our common stockholders of record as of March 29, 2019.

On March 19, 2019, in accordance with the terms of our 7.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on April 15, 2019 to holders of record of our Series B Preferred Stock as of April 1, 2019.

On March 19, 2019, in accordance with the terms of our 7.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on April 15, 2019 to holders of record of our Series C Preferred Stock as of April 1, 2019.

Also on March 19, 2019, in accordance with the terms of our 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), our Board of Directors declared a Series D Preferred Stock quarterly cash dividend of $0.50 per share of Series D Preferred Stock. The dividend was paid on April 15, 2019 to holders of record of our Series D Preferred Stock of record as of April 1, 2019.

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

General. Global equity markets, including emerging markets, rebounded and made gains during the first quarter of 2019 after a rough end to 2018 and despite a lengthy government shutdown, largely driven by eased concerns over global trade restrictions. U.S. equities also rose during the first quarter of 2019, driven by market expectations that the Federal Reserve will not raise interest rates in the near term and the end of the government shutdown. U.S. economic data released over the past quarter suggests that the U.S. economy has continued to expand, with U.S. gross domestic product (“GDP”) estimated to have grown by 3.2% (advance estimate) in the first quarter of 2019, up from GDP growth of 2.2% (revised) for the quarter ended December 31, 2018. U.S. GDP expansion in the quarter was largely driven by strong inventory and trade data, despite softer contributions from consumer spending and business investment.

The U.S. labor market continued to expand during the first quarter of 2019. According to the U.S. Department of Labor, the U.S. unemployment rate remained unchanged over the quarter, ending at 3.8% as of the end of March 2019. Total nonfarm payroll employment posted an average monthly increase of 180,000 jobs during the three months ended March 31, 2019, as compared to an average monthly increase of 223,000 jobs in 2018.

Federal Reserve and Monetary Policy. In March 2019, in view of realized and expected labor market conditions, economic activity and inflation, the Federal Reserve maintained the target range for the federal funds rate of 2.25% to 2.50% and indicated that it intends to remain patient as it determines future changes to the target range for the federal funds rate. The Federal Reserve also opted not to increase the rate at its January 2019 meeting, but had raised the rate four times during 2018. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in significant volatility in 2019 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. The residential real estate market displayed signs of slowing during 2018, and initial data from the first quarter of 2019 suggests that trend continued. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2019 showed that, on average, home prices increased 3.0% for the 20-City Composite over February 2018, down from 3.5% in the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 849,000 during the first quarter of 2019, which was 2.5% below the annual rate of 871,000 for the year ended December 31, 2018. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, but also may result in a more attractive new investment environment.

Multi-family Housing. Apartments and other residential rental properties have continued to perform well, although the data has been more mixed in recent quarters. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 331,000 during the first quarter of 2019 and 366,000 for the year ended December 31, 2018. While supply expansion remained strong in 2018 and during the first quarter of 2019, vacancy concerns among multi-family industry participants has ticked higher. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 45 for the fourth quarter of 2018, up from 42 for the second quarter of 2018 and down from 47 for the third quarter of 2018. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the structured multi-family investments that we own.

Credit Spreads. Although credit spreads widened sharply during the latter half of the fourth quarter of 2018, credit spreads generally tightened throughout 2018, and that trend continued during the first quarter of 2019. Specifically, credit spreads for residential and multi-family credit assets remained tight during the first quarter of 2019 and this had a positive impact on the value of many of our credit sensitive assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During the first quarter of 2019, the bond market experienced moderate volatility with the closing yield of the 10-year U.S. Treasury Note trading between 2.39% and 2.79% during the quarter, closing the quarter at 2.41%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the first quarter of 2019, the Treasury curve decreased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 14 basis points, down 7 basis points from December 31, 2018. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raises the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate and Agency ARMs RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. On March 27, 2019, President Trump signed a Presidential memorandum directing the Secretary of Treasury to develop a reform plan aimed at ending the conservatorship of Fannie Mae and Freddie Mac and improving regulatory oversight over them. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress or the executive branch of the U.S. Government will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Regulatory Matters-The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. A discussion of the critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 and under “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Allocation

The following tables set forth our allocated capital by investment category at March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

At March 31, 2019:

	Agency RMBS (1)	Residential Credit (2)	Multi- Family Credit (3)	Other (4)	Total
Carrying value	$1,023,938	$1,467,571	$1,299,404	$—	$3,790,913
Liabilities:
Callable (5)	(893,860)	(755,348)	(623,797)	—	(2,273,005)
Non-callable	—	(49,247)	—	(45,000)	(94,247)
Convertible	—	—	—	(131,301)	(131,301)
Hedges (Net) (6)	14,873	—	—	—	14,873
Cash and Restricted Cash (7)	10,239	28,770	20,491	6,710	66,210
Goodwill	—	—	—	25,222	25,222
Other	2,473	32,214	(9,194)	(44,706)	(19,213)
Net capital allocated	$157,663	$723,960	$686,904	$(189,075)	$1,379,452

(1)	Includes Agency fixed-rate RMBS and Agency ARMs.

(2)
Includes $875.6 million of distressed and other residential mortgage loans at fair value, $262.2 million of distressed and other residential mortgage loans at carrying value, $314.1 million of non-Agency RMBS and $11.2 million of investments in unconsolidated entities.

(3)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of March 31, 2019 follows:

Multi-family loans held in securitization trusts, at fair value	$14,328,336
Multi-family CDOs, at fair value	(13,547,195)
Net carrying value	781,141
Investment securities available for sale, at fair value	245,941
Total CMBS, at fair value	1,027,082
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	256,307
Real estate under development	20,001
Mortgages and notes payable in consolidated variable interest entities	(3,986)
Repurchase agreements, investment securities	(623,797)
Cash and other	11,297
Net Capital in Multi-Family	$686,904

(4)	Other includes non-callable liabilities consisting of $45.0 million in subordinated debentures and $131.3 million of convertible notes.

(5)	Includes repurchase agreements.

(6)	Includes derivative liabilities of $12.8 million netted against a $27.7 million variation margin.

(7)	Restricted cash included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

At December 31, 2018:

	Agency RMBS (1)	Residential Credit (2)	Multi- Family Credit (3)	Other (4)	Total
Carrying value	$1,037,730	$1,252,770	$1,166,628	$—	$3,457,128
Liabilities:
Callable (5)	(925,230)	(676,658)	(529,617)	—	(2,131,505)
Non-callable	—	(65,253)	(30,121)	(45,000)	(140,374)
Convertible	—	—	—	(130,762)	(130,762)
Hedges (Net) (6)	10,263	—	—	—	10,263
Cash and Restricted Cash (7)	10,377	20,859	17,291	60,618	109,145
Goodwill	—	—	—	25,222	25,222
Other	2,374	24,182	(4,929)	(40,451)	(18,824)
Net capital allocated	$135,514	$555,900	$619,252	$(130,373)	$1,180,293

(1)	Includes Agency fixed-rate RMBS and Agency ARMs.

(2)
Includes $737.5 million of distressed and other residential mortgage loans at fair value, $285.3 million of distressed and other residential mortgage loans at carrying value, $214.0 million of non-agency RMBS and $11.0 million of investments in unconsolidated entities.

(3)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of December 31, 2018 follows:

Multi-family loans held in securitization trusts, at fair value	$11,679,847
Multi-family CDOs, at fair value	(11,022,248)
Net carrying value	657,599
Investment securities available for sale, at fair value	260,485
Total CMBS, at fair value	918,084
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	228,067
Real estate under development	22,000
Real estate held for sale in consolidated variable interest entities	29,704
Mortgages and notes payable in consolidated variable interest entities	(31,227)
Repurchase agreements, investment securities	(529,617)
Securitized debt	(30,121)
Cash and other	12,362
Net Capital in Multi-family	$619,252

(4)	Other includes non-callable liabilities consisting of $45.0 million in subordinated debentures and $130.8 million of convertible notes.

(5)	Includes repurchase agreements.

(6)	Includes derivative assets of $1.8 million and an $8.5 million variation margin.

(7)	Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, we reported net income attributable to the Company's common stockholders of $38.2 million as compared to net income attributable to the Company's common stockholders of $23.7 million for the respective period in 2018. The main components of the change in net income for the three months ended March 31, 2019 as compared to the same period in 2018 are detailed in the following table (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018	$ Change
Net interest income	$26,203	$19,752	$6,451
Total other income	30,865	20,953	9,912
Total general, administrative and operating expenses	12,644	8,698	3,946
Income from operations before income taxes	44,424	32,007	12,417
Income tax expense (benefit)	74	(79)	153
Net income attributable to Company	44,139	29,618	14,521
Preferred stock dividends	5,925	5,925	—
Net income attributable to Company's common stockholders	38,214	23,693	14,521
Basic earnings per common share	$0.22	$0.21	$0.01
Diluted earnings per common share	$0.21	$0.20	$0.01

Net Interest Income

The increase in net interest income of approximately $6.5 million for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily driven by:

•
An increase in net interest income of approximately $4.3 million in our multi-family credit portfolio primarily due to an increase in average interest earning assets to $927.2 million for the three months ended March 31, 2019 as compared to $612.4 million for the three months ended March 31, 2018. The increase in average interest earning assets is attributable to new multi-family preferred equity investments, mezzanine loans and CMBS purchased since March 31, 2018.

•
An increase in net interest income of approximately $4.6 million in our residential credit portfolio primarily due to an increase in average interest earnings assets to $1.3 billion for the three months ended March 31, 2019 as compared to $604.0 million for the three months ended March 31, 2018.

•	A decrease in net interest income of approximately $2.4 million in our Agency RMBS portfolio primarily due to an increase in interest rates since March 31, 2018.

Other Income

Total other income increased by $9.9 million for the three months ended March 31, 2019 as compared to the corresponding period in 2018. The change was primarily driven by:

•
An increase in net realized gain on investment securities and related hedges of $20.2 million primarily related to the sale of certain multi-family CMBS. This realized gain was partially offset by a $2.9 million loss on extinguishment of debt related to our redemption of securities issued by a multi-family CMBS re-securitization that was collateralized by certain of our multi-family CMBS, including the securities we sold in the first quarter of 2019.

•
An increase in net gain on distressed and other residential mortgage loans at fair value of $11.2 million primarily due to an increase in residential mortgage loans accounted for at fair value from purchases since March 31, 2018 and unrealized gains recognized during the current period.

•	An increase in realized gain on distressed and other residential mortgage loans at carrying value of $2.9 million primarily due to increased sale activity during the three months ended March 31, 2019.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $1.9 million for the three months ended March 31, 2019 as compared to the corresponding period in 2018, primarily due to an increase in multi-family CMBS owned by us and tightening of credit spreads as compared to the corresponding period in the prior year.

•
An increase in net unrealized loss on investment securities and related hedges of $26.3 million primarily due to unrealized losses on our interest rate swaps accounted for as trading instruments during the three months ended March 31, 2019.

•
An increase in other income of $3.7 million for the three months ended March 31, 2019 as compared to the corresponding period in 2018, primarily due to unrealized gains on our investments in unconsolidated entities and gain recognized related to early redemption of a preferred equity investment offset by losses on home sales and impairment loss recognized, both related to the real estate development property owned through the Company's 50% interest in an entity that owns and develops land and residential homes in Kiawah Island, SC. The Company's losses on home sales and impairment loss is partially offset by the non-controlling interest share of these losses.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended March 31,
General, Administrative and Operating Expenses	2019	2018	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$5,671	$2,556	$3,115
Professional fees	1,138	1,138	—
Base management and incentive fees	723	833	(110)
Other	1,378	962	416
Operating Expenses
Expenses related to distressed and other residential mortgage loans	3,252	1,603	1,649
Expenses related to real estate held for sale in consolidated variable interest entities	482	1,606	(1,124)
Total	$12,644	$8,698	$3,946

For the three months ended March 31, 2019 as compared to the corresponding period in 2018, general, administrative and operating expenses increased by $3.9 million. The increase was primarily driven by a $3.1 million increase in salaries, benefits and directors' compensation due to an increase in employee headcount as part of the internalization and expansion of our residential credit investment platform. The increase was also driven by a $1.6 million increase in expenses related to distressed and other residential mortgage loans as a result of increased purchase activity. The overall increase was partially offset by a $1.1 million reduction in expenses related to real estate held for sale in consolidated variable interest entities as a result of the de-consolidation of The Clusters following its sale in February 2019.

Quarterly Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS, residential securitized loans, distressed and other residential mortgage loans (including loans accounted for at fair value and loans accounted for under ASC 310-30), loans held for investment, preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans, and loans held for sale (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment category) for the three months ended March 31, 2019 and 2018, respectively (dollar amounts in thousands):

Three Months Ended March 31, 2019

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income	$7,568	$19,384	$24,233	$—	$51,185
Interest Expense	(6,360)	(8,832)	(6,357)	(3,433)	(24,982)
Net Interest Income (Expense)	$1,208	$10,552	$17,876	$(3,433)	$26,203

Average Interest Earning Assets (3) (4)	$1,053,529	$1,312,263	$927,201	$—	$3,292,993
Weighted Average Yield on Interest Earning Assets (5)	2.87%	5.91%	10.45%	—	6.22%
Average Cost of Funds (6)	(2.76)%	(4.71)%	(4.37)%	—	(3.82)%
Portfolio Net Interest Margin (7)	0.11%	1.20%	6.08%	—	2.40%

Three Months Ended March 31, 2018

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income	$7,971	$8,949	$17,493	$—	$34,413
Interest Expense	(4,407)	(3,095)	(3,890)	(3,269)	(14,661)
Net Interest Income (Expense)	$3,564	$5,854	$13,603	$(3,269)	$19,752

Average Interest Earning Assets (3) (4)	$1,208,900	$604,033	$612,357	$—	$2,425,290
Weighted Average Yield on Interest Earning Assets (5)	2.64%	5.93%	11.43%	—	5.68%
Average Cost of Funds (6)	(1.82)%	(4.06)%	(4.51)%	—	(2.82)%
Portfolio Net Interest Margin (7)	0.82%	1.87%	6.92%	—	2.86%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and, solely with respect to the three months ended March 31, 2018, Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income generated by our multi-family credit portfolio to our condensed consolidated financial statements for the three months ended March 31, 2019 and 2018, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income, multi-family loans held in securitization trusts	$111,768	$85,092
Interest income, investment securities, available for sale (a)	4,255	2,434
Interest income, preferred equity and mezzanine loan investments	5,007	4,445
Interest expense, multi-family collateralized debt obligations	(96,797)	(74,478)
Interest income, Multi-Family, net	24,233	17,493
Interest expense, repurchase agreements	(5,863)	(3,171)
Interest expense, securitized debt	(494)	(719)
Net interest income, Multi-Family	$17,876	$13,603

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(3)	Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the three months ended March 31, 2019, our subordinated debentures and convertible notes generated interest expense of approximately $0.7 million and $2.7 million, respectively. For the three months ended March 31, 2018, our subordinated debentures and convertible notes generated interest expense of approximately $0.6 million and $2.6 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps.

(7)
Portfolio Net Interest Margin is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the weighted average cost of subordinated debentures and convertible notes.

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for our Agency fixed-rate RMBS and Agency ARM portfolios, by quarter, for the periods indicated:

Quarter Ended	Weighted Average	Agency Fixed-Rate RMBS	Agency ARMs
March 31, 2019	6.6%	6.5%	8.2%
December 31, 2018	7.2%	6.8%	12.9%
September 30, 2018	7.8%	7.3%	14.6%
June 30, 2018	6.6%	5.9%	16.3%
March 31, 2018	5.8%	5.4%	10.2%
December 31, 2017	7.0%	6.3%	12.9%
September 30, 2017	11.9%	12.8%	9.4%
June 30, 2017	11.4%	9.6%	16.5%
March 31, 2017	10.0%	10.6%	8.3%

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

Financial Condition

As of March 31, 2019, we had approximately $17.6 billion of total assets, as compared to approximately $14.7 billion of total assets as of December 31, 2018. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of March 31, 2019 and December 31, 2018, the Consolidated K-Series assets amounted to approximately $14.4 billion and $11.7 billion, respectively. For a reconciliation of our actual interest in the Consolidated K-Series to our financial statements, see "Capital Allocation" and "Quarterly Comparative Portfolio Net Interest Margin" above.

Balance Sheet Analysis

Investment Securities Available for Sale.

At March 31, 2019, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, CMBS and non-Agency RMBS, which are classified as investment securities available for sale. At March 31, 2019, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in the carrying value of our investment securities available for sale as of March 31, 2019 as compared to December 31, 2018 is due to purchases of multi-family CMBS and non-Agency RMBS during the period and increase in fair value of our investment securities partially offset by sales of multi-family CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	March 31, 2019		December 31, 2018
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$11,216	$11,638	$11,813	$12,257
2012	56,495	57,224	58,547	59,137
Total ARMs	67,711	68,862	70,360	71,394
Fixed Rate
Prior to 2012	319	322	357	358
2012	198,004	200,069	207,667	207,572
2015	2,367	2,408	2,386	2,392
2017	719,440	733,189	735,959	736,851
2018	18,701	19,088	19,132	19,163
Total Fixed Rate	938,831	955,076	965,501	966,336

Total Agency RMBS	1,006,542	1,023,938	1,035,861	1,037,730

Non-Agency RMBS
2006	164	150	173	156
2017	13,000	12,739	19,000	18,691
2018	205,419	207,677	196,919	195,190
2019	94,823	93,520	—	—
Total Non-Agency RMBS	313,406	314,086	216,092	214,037

CMBS
Prior to 2013 (1)	—	—	807,319	52,700
2016	18,239	19,589	20,228	21,444
2017	49,921	49,718	50,243	48,840
2018	143,677	141,059	143,680	137,501
2019	35,431	35,575	—	—
Total CMBS	247,268	245,941	1,021,470	260,485

Total	$1,567,216	$1,583,965	$2,273,423	$1,512,252

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at December 31, 2018. These securities were sold during the three months ended March 31, 2019.

Distressed and Other Residential Mortgage Loans, at Fair Value

Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments. Subsequent changes in fair value are reported in current period earnings and presented in net gain (loss) on distressed and other residential mortgage loans at fair value on the Company’s condensed consolidated statements of operations.

The following table details our residential and other mortgage loans, at fair value at March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	March 31, 2019			December 31, 2018
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Distressed Residential Mortgage Loans	3,712	$679,295	$633,496	3,352	$627,092	$576,816
Other Residential Mortgage Loans (1)	1,824	$247,902	$242,070	1,539	$161,280	$160,707

(1)	Includes second mortgages with a fair value $64.8 million and $67.4 million at March 31, 2019 and December 31, 2018, respectively.

Characteristics of Our Distressed and Other Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase (1)	March 31, 2019	December 31, 2018
50.00% or less	18.1%	18.5%
50.01% - 60.00%	13.0%	13.6%
60.01% - 70.00%	15.3%	14.5%
70.01% - 80.00%	16.1%	15.9%
80.01% - 90.00%	15.6%	15.4%
90.01% - 100.00%	10.1%	9.3%
100.01% and over	11.8%	12.8%
Total	100.0%	100.0%

(1)	For second mortgages, the Company calculates the combined loan to value.

FICO Scores at Purchase	March 31, 2019	December 31, 2018
550 or less	24.5%	26.0%
551 to 600	20.4%	21.9%
601 to 650	16.5%	17.3%
651 to 700	14.1%	12.7%
701 to 750	11.8%	10.3%
751 to 800	8.8%	7.8%
801 and over	3.9%	4.0%
Total	100.0%	100.0%

Current Coupon	March 31, 2019	December 31, 2018
3.00% or less	6.5%	8.6%
3.01% - 4.00%	16.9%	16.1%
4.01% - 5.00%	35.2%	35.2%
5.01% – 6.00%	22.2%	19.0%
6.01% and over	19.2%	21.1%
Total	100.0%	100.0%

Delinquency Status	March 31, 2019	December 31, 2018
Current	79.6%	71.8%
31 – 60 days	10.0%	6.4%
61 – 90 days	3.8%	12.3%
90+ days	6.6%	9.5%
Total	100.0%	100.0%

Origination Year	March 31, 2019	December 31, 2018
2005 or earlier	22.5%	23.8%
2006	14.8%	16.0%
2007	25.6%	27.4%
2008 or later	37.1%	32.8%
Total	100.0%	100.0%

Distressed and Other Residential Mortgage Loans, Net

Distressed Residential Mortgage Loans accounted for under ASC 310-30:

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

The following table details our portfolio of distressed residential mortgage loans at carrying value at March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2019	2,500	$220,552	$209,324
December 31, 2018	2,702	242,007	228,466

As of December 31, 2018, $88.1 million of distressed residential mortgage loans were held in a securitization trust and were pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in this securitization trust was the maximum amount of the Company’s investment that was at risk to loss and represented the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts. The Company had a net investment in these securitization trusts of $85.7 million as of December 31, 2018. In March 2019, the Company repaid the outstanding notes from this securitization and distressed residential mortgage loans with a carrying value of $80.0 million became unencumbered.

In addition, distressed residential mortgage loans with a carrying value of approximately $114.8 million and $128.1 million at March 31, 2019 and December 31, 2018, respectively, are pledged as collateral for a master repurchase agreement.

Characteristics of Distressed Residential Mortgage Loans accounted for under ASC 310-30:

Loan to Value at Purchase	March 31, 2019	December 31, 2018
50.00% or less	4.1%	3.9%
50.01% - 60.00%	5.1%	4.8%
60.01% - 70.00%	7.5%	7.6%
70.01% - 80.00%	12.6%	12.4%
80.01% - 90.00%	13.9%	13.7%
90.01% - 100.00%	15.4%	15.0%
100.01% and over	41.4%	42.6%
Total	100.0%	100.0%

FICO Scores at Purchase	March 31, 2019	December 31, 2018
550 or less	20.7%	20.3%
551 to 600	30.2%	30.5%
601 to 650	29.0%	29.3%
651 to 700	12.3%	12.3%
701 to 750	5.4%	5.3%
751 to 800	2.0%	1.9%
801 and over	0.4%	0.4%
Total	100.0%	100.0%

Current Coupon	March 31, 2019	December 31, 2018
3.00% or less	7.4%	7.9%
3.01% - 4.00%	8.5%	8.5%
4.01% - 5.00%	20.6%	21.2%
5.01% – 6.00%	13.6%	13.6%
6.01% and over	49.9%	48.8%
Total	100.0%	100.0%

Delinquency Status	March 31, 2019	December 31, 2018
Current	74.9%	65.7%
31 – 60 days	4.7%	10.6%
61 – 90 days	2.4%	4.5%
90+ days	18.0%	19.2%
Total	100.0%	100.0%

Origination Year	March 31, 2019	December 31, 2018
2005 or earlier	29.8%	29.2%
2006	18.1%	17.9%
2007	31.4%	32.1%
2008 or later	20.7%	20.8%
Total	100.0%	100.0%

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At March 31, 2019, residential mortgage loans held in securitization trusts totaled approximately $52.9 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million. Of the residential mortgage loans held in securitization trusts, 100% are traditional ARMs or hybrid ARMs, 80.7% of which were ARM loans that were interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. As of March 31, 2019, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2019	188	$56,140	$52,869
December 31, 2018	196	$60,171	$56,795

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	March 31, 2019			December 31, 2018
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$422	$2,850	$48	$425	$2,850	$48
Current Coupon Rate	4.94%	6.63%	3.00%	4.75%	6.63%	3.00%
Gross Margin	2.37%	4.13%	1.13%	2.36%	4.13%	1.13%
Lifetime Cap	11.33%	12.63%	9.38%	11.32%	12.63%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	193	201	160	197	204	163
Average Months to Reset	6	11	1	5	11	1
Original FICO Score	193	201	160	725	818	603
Original LTV	70.50%	95.00%	16.28%	70.54%	95.00%	16.28%

Investments in Unconsolidated Entities. Investments in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of March 31, 2019 and December 31, 2018, we had approximately $92.4 million and $73.5 million of investments in unconsolidated entities, respectively.

Preferred Equity and Mezzanine Loan Investments.  The Company had preferred equity and mezzanine loan investments in the amount of $175.1 million and $165.6 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, all preferred equity and mezzanine loan investments were paying in accordance with their contractual terms. During the three months ended March 31, 2019, there were no impairments with respect to our preferred equity and mezzanine loan investments.
The following tables summarize our preferred equity and mezzanine loan investments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	27	$164,533	$165,847	11.55%	7.1
Mezzanine loans	4	10,595	10,639	12.24%	17.8
Total	31	$175,128	$176,486	11.59%	7.7

	December 31, 2018
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	24	$154,629	$155,819	11.59%	7.2
Mezzanine loans	4	10,926	10,970	12.29%	17.5
Total	28	$165,555	$166,789	11.63%	7.8

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loan Investments Characteristics:

Combined Loan to Value at Investment	March 31, 2019	December 31, 2018
70.01% - 80.00%	13.2%	10.4%
80.01% - 90.00%	86.8%	89.6%
Total	100.0%	100.0%
Consolidated K-Series. As of March 31, 2019 and December 31, 2018, we owned 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in eleven and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of March 31, 2019 and December 31, 2018, respectively, of which we, or one of our SPEs, own the first loss POs and, in certain cases, IOs and/or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the Consolidated K-Series were comprised of $14.3 billion and $11.7 billion, respectively, in multi-family loans held in securitization trusts and $13.5 billion and $11.0 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.02% and 3.96%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the three months ended March 31, 2019 were due to the consolidation of $2.4 billion in multi-family loans held in securitization trusts and $2.3 billion in multi-family CDOs in connection with the purchase of $101.6 million in additional first loss POs and certain IOs and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018 included interest income of $111.8 million and $85.1 million, respectively, and interest expense of $96.8 million and $74.5 million, respectively. Also, we recognized a $9.4 million and a $7.5 million unrealized gain in the condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss POs and mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss PO, and, in certain cases, IOs and/or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $781.1 million and $657.6 million as of March 31, 2019 and December 31, 2018, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back multi-family loans held in securitization trusts as of March 31, 2019 and the multi-family CMBS investment securities available for sale, held in securitization trusts, and multi-family loans held in securitization trusts as of December 31, 2018 (dollar amounts in thousands, except as noted):

	March 31, 2019	December 31, 2018
Current balance of loans	$13,795,518	$13,593,818
Number of loans	713	773
Weighted average original LTV	68%	68.8%
Weighted average underwritten debt service coverage ratio	1.47x	1.45x
Current average loan size	$19,349	$19,364
Weighted average original loan term (in months)	125	123
Weighted average current remaining term (in months)	80	64
Weighted average loan rate	4.28%	4.34%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	16.0%	14.8%
Texas	12.5%	13.0%
Maryland	6.0%	5.0%
New York	5.1%	6.4%

Derivative Assets and Liabilities. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are "To-Be-Announced," or TBAs.

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
At March 31, 2019 and December 31, 2018, the Company had no outstanding swaps that qualify as cash flow hedges for financial reporting purposes. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Real Estate Held for Sale in Consolidated VIEs. In March 2017, the Company re-evaluated its variable interest in The Clusters and, as a result of that review, consolidated The Clusters into its condensed consolidated financial statements. During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale and as a result, the Company classified the real estate assets held by The Clusters in the amount of $29.7 million as real estate held for sale in consolidated variable interest entities as of December 31, 2018. In February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated The Clusters as of the date of the sale.

Repurchase Agreements

Investment Securities, Available for Sale

The Company finances its investment securities primarily through repurchase agreements with third party financial institutions. These repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance.

As of March 31, 2019, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.7 billion and a weighted average interest rate of 3.43%. At December 31, 2018, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.5 billion and a weighted average interest rate of 3.41%. Our repurchase agreements secured by investment securities have a weighted average days to maturity of 68 days.

As of March 31, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2018, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Jefferies & Company, Inc. at 5.04%. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of March 31, 2019, the outstanding balance under our repurchase agreements secured by investment securities was funded at an advance rate of 86.9% that implies a weighted average "haircut" of 13.1%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 22%, respectively, at March 31, 2019. As of December 31, 2018, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 87.7% that implies an average "haircut" of 12.3%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 23%, respectively, at December 31, 2018.
The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2019, 2018 and 2017 for our repurchase agreement borrowings (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2019	$1,604,421	$1,654,439	$1,654,439

December 31, 2018	$1,372,459	$1,543,577	$1,543,577
September 30, 2018	$1,144,080	$1,130,659	$1,163,683
June 30, 2018	$1,230,648	$1,179,961	$1,279,121
March 31, 2018	$1,287,939	$1,287,314	$1,297,949

December 31, 2017	$1,224,771	$1,276,918	$1,276,918
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

Distressed and Other Residential Mortgage Loans

The Company has master repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity
March 31, 2019	$1,100,000	$619,605	$792,380	4.58%	7.68
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

Residential Collateralized Debt Obligations. As of March 31, 2019 and December 31, 2018, we had Residential CDOs of $49.2 million and $53.0 million, respectively. As of March 31, 2019 and December 31, 2018, the weighted average interest rate of these Residential CDOs was 3.10% and 3.12%, respectively. The Residential CDOs are collateralized by ARMs with a principal balance of $56.1 million and $60.2 million at March 31, 2019 and December 31, 2018, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of March 31, 2019 and December 31, 2018, had a net investment in the residential securitization trusts of $4.8 million.

Securitized Debt. On March 14, 2019, the Company exercised its option to redeem the notes issued by its multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million. Additionally, on March 25, 2019, the Company repaid outstanding notes from its April 2016 distressed residential mortgage loan securitization with an outstanding principal balance of $6.5 million.

As of December 31, 2018, we had approximately $42.3 million of securitized debt. As of December 31, 2018, the weighted average interest rate for our securitized debt was 4.96%. The Company’s securitized debt was collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 9 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of March 31, 2019 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and estimated offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of March 31, 2019, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 6.50%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Mortgages and Notes Payable in Consolidated VIEs

In March 2017, the Company determined that it became the primary beneficiary of The Clusters, a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated The Clusters into its condensed consolidated financial statements. In February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated The Clusters as of the date of the sale. See Note 9 to our condensed consolidated financial statements included in this report for more information on The Clusters.

The Company also consolidates Kiawah River View Investors LLC ("KRVI") into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $4.0 million that has an unused commitment of $4.4 million as of March 31, 2019. See Note 9 to our condensed consolidated financial statements included in this report for more information on KRVI.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at March 31, 2019 was $1.4 billion and included $9.1 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at March 31, 2019 consisted of $21.5 million in unrealized losses related to our Agency RMBS, partially offset by $9.1 million and $3.3 million in net unrealized gains related to our CMBS and non-Agency RMBS, respectively. The Company's stockholders’ equity at December 31, 2018 was $1.2 billion and included $22.1 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2018 consisted of $38.3 million in unrealized losses related to our Agency RMBS and $1.2 million in net unrealized losses related to our non-Agency RMBS, partially offset by $17.4 million in net unrealized gains related to our CMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2019 (amounts in thousands, except per share):

	Three Months Ended March 31, 2019
	Amount	Shares	Per Share (1)
Beginning Balance	$879,389	155,590	$5.65
Common stock issuance, net (2)	186,021	32,241
Balance after share issuance activity	1,065,410	187,831	5.68
Dividends declared	(37,566)		(0.20)
Net change in accumulated other comprehensive income:
Investment securities, available for sale (3)	13,047		0.07
Net income attributable to Company's common stockholders	38,214		0.20
Ending Balance	$1,079,105	187,831	$5.75

(1)	Outstanding shares used to calculate book value per share for the three months ended March 31, 2019 are 187,831,455.

(2)	Includes amortization of stock based compensation.

(3)	The increase relates to unrealized gains in our investment securities due to improved pricing from December 31, 2018.

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

During the three months ended March 31, 2019, net cash and restricted cash decreased primarily as a result of $253.4 million used in investing activities, which was partially offset by $202.3 million provided by financing activities and $8.2 million provided by operating activities.

Our financing activities primarily included $185.0 million in proceeds from issuance of common stock and net proceeds from repurchase agreements of $141.2 million, partially offset by $37.5 million in payments made on multi-family CDOs, $37.0 million in aggregate dividends paid on common stock and preferred stock, $45.6 million in extinguishment of and payments made on securitized debt, and $3.8 million in payments made on Residential CDOs.

Our investing activities primarily included $159.7 million of purchases of residential mortgage loans and distressed residential mortgage loans, $136.3 million of purchases of investment securities, $101.6 million of purchases of investments held in multi-family securitization trusts, $35.0 million in the funding of preferred equity, equity and mezzanine loan investments, and $19.2 million in net payments made on other derivative instruments settled during the period, partially offset by $56.8 million in proceeds from sales of investment securities, $50.3 million in principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans, $37.6 million in principal paydowns on investment securities available for sale, $37.5 million in principal repayments received on multi-family loans held in securitization trusts, $12.3 million in principal repayments received on preferred equity and mezzanine loan investments, and $3.6 million in net proceeds from sales of real estate in Consolidated VIEs.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of common and preferred equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, notes or other securities that are senior to our interests. At March 31, 2019, we had cash and cash equivalents balances of $65.4 million, which decreased from $103.7 million at December 31, 2018. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of March 31, 2019, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with thirteen different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2019, we had an aggregate amount at risk under our repurchase agreements of approximately $300.3 million, with no more than approximately $63.0 million at risk with any single counterparty. At March 31, 2019, the Company had short-term repurchase agreement borrowings of $1.7 billion as compared to $1.5 billion as of December 31, 2018.

As of March 31, 2019, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities we believe may be posted as margin. We had $65.4 million in cash and cash equivalents and $410.4 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of March 31, 2019 included $76.2 million of Agency RMBS, $205.9 million of CMBS and $128.2 million of non-Agency RMBS and other investment securities. We believe the cash and unencumbered securities, which collectively represent 28.8% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At March 31, 2019, the Company also had three longer-term master repurchase agreements with terms of up to one year with certain third party financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis - Repurchase Agreements" for further information.

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

At March 31, 2019, we also had other longer-term debt, including Residential CDOs outstanding of $49.2 million, multi-family CDOs outstanding of $13.5 billion (which represent obligations of the Consolidated K-Series), and subordinated debt of $45.0 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively.

As of March 31, 2019, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.8 to 1. Our overall leverage ratio does not include debt associated with the Multi-family CDOs or the Residential CDOs and other non-recourse debt, for which we have no obligation. As of March 31, 2019, our leverage ratio on our short term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.6 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common or stock or preferred stock in “at the market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan ("DRIP"). Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On January 11, 2019, the Company issued 14,490,000 shares of its common stock through an underwritten public offering, at a public offering price of $5.96 per share, resulting in total net proceeds to the Company of $83.8 million after deducting underwriting discounts and commissions and offering expenses.

On March 1, 2019, the Company issued 15,000,000 shares of its common stock through an underwritten public offering, at a public offering price of $6.00 per share. On March 15, 2019, the Company issued 2,250,000 shares of its common stock upon exercise of the underwriters' option to purchase up to an additional 2,250,000 shares of the Company's common stock. The offering resulted in the Company issuing a total of 17,250,000 shares of its common stock for total net proceeds to the Company of $101.2 million after deducting underwriting discounts and commissions and offering expenses.

There were no shares of common stock issued under the equity distribution agreement relating to our common equity "at-the-market" offering program ("Common Equity Distribution Agreement") during the three months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, approximately $86.4 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into a preferred equity distribution agreement (the "Preferred Equity Distribution Agreement"), pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, having a maximum aggregate sales price of up to $50.0 million. The Company has no obligation to sell any of the shares of preferred stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement. As of March 31, 2019, $50.0 million of preferred stock remains available for issuance under the Preferred Equity Distribution Agreement.

Dividends

For information regarding the declaration and payment of dividends on our common and preferred stock for the periods covered by this report, please see Note 17 to our condensed consolidated financial statements included in this report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K and in our subsequent periodic reports filed with the SEC.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of March 31, 2019 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(24,940)
+100	$(12,836)
-100	$13,645

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

In an environment of increasing prepayment speeds, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydowns may result in additional margin requirements from our repurchase agreement counterparties.

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

With respect to the $209.3 million of distressed residential mortgage loans at carrying value and $633.5 million of distressed residential mortgage loans at fair value owned by the Company at March 31, 2019, we purchased these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.

As of March 31, 2019, we own $633.6 million of multi-family CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 43.6% of current par. Prior to the acquisition of each of our multi-family CMBS POs, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analysis. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of March 31, 2019, we own approximately $267.5 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised such rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment. In February 2019, the Company successfully resolved its investment in The Clusters with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment.

We are exposed to credit risk in our investments in non-Agency RMBS totaling $314.1 million as of March 31, 2019. The non-Agency RMBS in our investment portfolio consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our multi-family CMBS POs and residential mortgage loans, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2019 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of March 31, 2019, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(171,572)	3.5
+100	$(76,570)	3.1
Base		2.6
-100	$58,453	2.1

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

2.1
Membership Purchase Agreement, by and among Donlon Family LLC, JMP Investment Holdings LLC, Hypotheca Capital, LLC, RiverBanc LLC and the Company, dated May 3, 2016 (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2016).

3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014).

3.2	Amended and Restated Bylaws of the Company.

3.3
Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4
Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5
Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.6
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.7
Articles Supplementary classifying and designating 2,460,000 additional shares of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.8
Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

4.1
Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111668) filed with the Securities and Exchange Commission on June 18, 2004).

4.2
Form of Certificate representing the Series B Preferred Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

4.3
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

4.4
Form of Certificate representing the Series D Preferred Stock (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

4.5
Indenture, dated April 15, 2016, by and between NYMT Residential 2016-RP1, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016).

4.6
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).).

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

10.1	The Company's Amended and Restated 2019 Annual Incentive Plan.

10.2
Form of 2019 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019).

10.3
Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

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

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 7, 2019	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2019	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1
Membership Purchase Agreement, by and among Donlon Family LLC, JMP Investment Holdings LLC, Hypotheca Capital, LLC, RiverBanc LLC and the Company, dated May 3, 2016 (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2016).

3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014).

3.2	Amended and Restated Bylaws of the Company.

3.3
Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4
Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5
Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.6
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.7
Articles Supplementary classifying and designating 2,460,000 additional shares of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.8
Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

4.1
Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111668) filed with the Securities and Exchange Commission on June 18, 2004).

4.2
Form of Certificate representing the Series B Preferred Stock Certificate (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

4.3
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

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

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities Exchange Commission, upon request, copies of any such instruments.

10.1	The Company's Amended and Restated 2019 Annual Incentive Plan.

10.2
Form of 2019 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019).

10.3
Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

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

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.