Form 10-Q
period 2019-06-30
NEW YORK MORTGAGE TRUST INC
filed 2019-08-06
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ	Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock,	NYMTP	NASDAQ	Stock Market
par value $0.01 per share, $25.00 Liquidation Preference
7.875% Series C Cumulative Redeemable Preferred Stock,	NYMTO	NASDAQ	Stock Market
par value $0.01 per share, $25.00 Liquidation Preference
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock,	NYMTN	NASDAQ	Stock Market
par value $0.01 per share, $25.00 Liquidation Preference

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 6, 2019 was 233,872,614.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value	$1,743,869	$1,512,252
Distressed and other residential mortgage loans, at fair value	1,061,954	737,523
Distressed and other residential mortgage loans, net	218,094	285,261
Investments in unconsolidated entities	166,148	73,466
Preferred equity and mezzanine loan investments	191,387	165,555
Multi-family loans held in securitization trusts, at fair value	14,573,925	11,679,847
Derivative assets	14,047	10,263
Cash and cash equivalents	134,993	103,724
Real estate held for sale in consolidated variable interest entities	—	29,704
Goodwill	25,222	25,222
Receivables and other assets	135,845	114,821
Total Assets (1)	$18,265,484	$14,737,638
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$2,604,356	$2,131,505
Residential collateralized debt obligations	45,280	53,040
Multi-family collateralized debt obligations, at fair value	13,772,726	11,022,248
Convertible notes	131,839	130,762
Subordinated debentures	45,000	45,000
Mortgages and notes payable in consolidated variable interest entities	3,986	31,227
Securitized debt	—	42,335
Accrued expenses and other liabilities	134,615	101,228
Total liabilities (1)	16,737,802	13,557,345
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,101,683 and 3,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	74,854	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 6,600,000 and 4,140,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively, 3,993,866 and 3,600,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	96,486	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 8,400,000 and 5,750,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively, 5,565,738 and 5,400,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	134,502	130,496
Common stock, $0.01 par value, 400,000,000 shares authorized, 210,872,614 and 155,589,528 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,109	1,556
Additional paid-in capital	1,337,330	1,013,391
Accumulated other comprehensive income (loss)	11,004	(22,135)
Accumulated deficit	(128,207)	(103,178)
Company's stockholders' equity	1,528,078	1,179,389
Non-controlling interest in consolidated variable interest entities	(396)	904
Total equity	1,527,682	1,180,293
Total Liabilities and Stockholders' Equity	$18,265,484	$14,737,638

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2019 and December 31, 2018, assets of consolidated VIEs totaled $14,691,481 and $11,984,374, respectively, and the liabilities of consolidated VIEs totaled $13,870,064 and $11,191,736, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Investment securities and other interest earning assets	$15,355	$12,128	$30,671	$23,940
Distressed and other residential mortgage loans	13,598	5,104	29,489	12,645
Preferred equity and mezzanine loan investments	5,148	4,862	10,155	9,308
Multi-family loans held in securitization trusts	133,157	85,629	244,925	170,721
Total interest income	167,258	107,723	315,240	216,614

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	22,823	10,477	43,209	20,127
Residential collateralized debt obligations	402	475	824	886
Multi-family collateralized debt obligations	114,914	74,686	211,711	149,165
Convertible notes	2,694	2,652	5,384	5,301
Subordinated debentures	734	690	1,474	1,310
Securitized debt	—	1,243	742	2,574
Total interest expense	141,567	90,223	263,344	179,363

NET INTEREST INCOME	25,691	17,500	51,896	37,251

OTHER INCOME (LOSS):
Recovery of loan losses	1,296	437	2,362	395
Realized (loss) gain on investment securities and related hedges, net	—	(8,847)	16,801	(12,270)
Realized gain on distressed and other residential mortgage loans at carrying value, net	2,054	2,214	4,133	1,442
Net gain (loss) on distressed and other residential mortgage loans at fair value	12,271	97	23,281	(70)
Unrealized (loss) gain on investment securities and related hedges, net	(15,007)	12,606	(29,593)	24,298
Unrealized gain on multi-family loans and debt held in securitization trusts, net	5,207	12,019	14,617	19,564
Loss on extinguishment of debt	—	—	(2,857)	—
Income from real estate held for sale in consolidated variable interest entities	—	1,253	215	3,379
Other income	2,740	228	10,465	4,223
Total other income	8,561	20,007	39,424	40,961

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	9,272	5,276	17,459	9,932
Base management and incentive fees	543	809	1,266	1,642
Expenses related to distressed and other residential mortgage loans	2,579	1,811	5,831	3,414
Expenses related to real estate held for sale in consolidated variable interest entities	—	873	482	2,479
Total general, administrative and operating expenses	12,394	8,769	25,038	17,467

INCOME FROM OPERATIONS BEFORE INCOME TAXES	21,858	28,738	66,282	60,745
Income tax benefit	(134)	(13)	(60)	(92)

NET INCOME	21,992	28,751	66,342	60,837
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	743	943	532	(1,526)
NET INCOME ATTRIBUTABLE TO COMPANY	22,735	29,694	66,874	59,311
Preferred stock dividends	(6,257)	(5,925)	(12,182)	(11,850)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$16,478	$23,769	$54,692	$47,461

Basic earnings per common share	$0.08	$0.21	$0.29	$0.42
Diluted earnings per common share	$0.08	$0.20	$0.29	$0.40
Weighted average shares outstanding-basic	200,691	115,211	187,628	113,623
Weighted average shares outstanding-diluted	202,398	135,164	209,011	133,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$16,478	$23,769	$54,692	$47,461
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	20,092	(6,525)	46,804	(31,003)
Reclassification adjustment for net gain included in net income	—	—	(13,665)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	20,092	(6,525)	33,139	(31,003)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$36,570	$17,244	$87,831	$16,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, March 31, 2019	$1,878	$289,755	$1,199,090	$(102,530)	$(9,088)	$1,379,105	$347	$1,379,452
Net income	—	—	—	22,735	—	22,735	(743)	21,992
Common stock issuance, net	231	—	138,240	—	—	138,471	—	138,471
Preferred stock issuance, net	—	16,087	—	—	—	16,087	—	16,087
Dividends declared on common stock	—	—	—	(42,155)	—	(42,155)	—	(42,155)
Dividends declared on preferred stock	—	—	—	(6,257)	—	(6,257)	—	(6,257)
Increase in fair value of available for sale securities	—	—	—	—	20,092	20,092	—	20,092
Balance, June 30, 2019	$2,109	$305,842	$1,337,330	$(128,207)	$11,004	$1,528,078	$(396)	$1,527,682

Balance, March 31, 2018	$1,121	$289,755	$751,542	$(74,447)	$(18,925)	$949,046	$1,741	$950,787
Net income	—	—	—	29,694	—	29,694	(943)	28,751
Common stock issuance, net	122	—	74,418	—	—	74,540	—	74,540
Dividends declared on common stock	—	—	—	(24,863)	—	(24,863)		(24,863)
Dividends declared on preferred stock	—	—		(5,925)	—	(5,925)	—	(5,925)
Decrease in fair value of available for sale securities	—	—	—	—	(6,525)	(6,525)	—	(6,525)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(564)	(564)
Balance, June 30, 2018	$1,243	$289,755	$825,960	$(75,541)	$(25,450)	$1,015,967	$234	$1,016,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income	—	—	—	66,874	—	66,874	(532)	66,342
Common stock issuance, net	553	—	323,939	—	—	324,492	—	324,492
Preferred stock issuance, net	—	16,087	—	—	—	16,087	—	16,087
Dividends declared on common stock	—	—	—	(79,721)	—	(79,721)	—	(79,721)
Dividends declared on preferred stock	—	—	—	(12,182)	—	(12,182)	—	(12,182)
Reclassification adjustment for net gain included in net income	—	—	—	—	(13,665)	(13,665)	—	(13,665)
Increase in fair value of available for sale securities	—	—	—	—	46,804	46,804	—	46,804
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, June 30, 2019	$2,109	$305,842	$1,337,330	$(128,207)	$11,004	$1,528,078	$(396)	$1,527,682

Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	59,311	—	59,311	1,526	60,837
Common stock issuance, net	124	—	74,805	—	—	74,929	—	74,929
Dividends declared on common stock	—	—	—	(47,285)	—	(47,285)	—	(47,285)
Dividends declared on preferred stock	—	—	—	(11,850)	—	(11,850)	—	(11,850)
Decrease in fair value of available for sale securities	—	—	—	—	(31,003)	(31,003)	—	(31,003)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(5,428)	(5,428)
Balance, June 30, 2018	$1,243	$289,755	$825,960	$(75,541)	$(25,450)	$1,015,967	$234	$1,016,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$66,342	$60,837
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion	(21,566)	(11,588)
Realized (gain) loss on investment securities and related hedges, net	(16,801)	12,270
Net gain on distressed and other residential mortgage	(27,414)	(1,372)
Unrealized loss (gain) on investment securities and related hedges, net	29,593	(24,298)
Gain on sale of real estate held for sale in consolidated variable interest entities	(1,580)	(2,328)
Impairment of real estate under development in consolidated variable interest entities	1,660	2,091
Loss on extinguishment of debt	2,857	—
Unrealized gain on loans and debt held in multi-family securitization trusts, net	(14,617)	(19,564)
Recovery of loan losses	(2,362)	(395)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(22,292)	(13,526)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	12,706	8,340
Amortization of stock based compensation, net	2,792	1,211
Changes in operating assets and liabilities:
Receivables and other assets	(21,763)	610
Accrued expenses and other liabilities	19,410	(1,403)
Net cash provided by operating activities	6,965	10,885

Cash Flows from Investing Activities:
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	3,587	33,192
Proceeds from sales of investment securities	56,769	26,899
Purchases of investment securities	(321,134)	(60,321)
Purchases of other assets	(923)	(35)
Capital expenditures on real estate held for sale in consolidated variable interest entities	(128)	(255)
Funding of preferred equity, equity and mezzanine loan investments	(130,004)	(45,532)
Principal repayments received on preferred equity and mezzanine loan investments	20,416	9,122
Return of capital from unconsolidated entity investments	639	1,246
(Net payments made on) received from other derivative instruments settled during the period	(33,377)	13,662
Principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans	144,228	57,903
Principal repayments received on multi-family loans held in securitization trusts	106,363	67,880
Principal paydowns on investment securities - available for sale	84,418	120,508
Proceeds from sale of real estate owned	1,266	2,136
Purchases of residential mortgage loans and distressed residential mortgage loans	(380,454)	(94,075)
Purchases of investments held in multi-family securitization trusts	(101,570)	—
Net cash (used in) provided by investing activities	(549,904)	132,330

Cash Flows from Financing Activities:
Net proceeds from (net payments made on) repurchase agreements	471,998	(54,120)
Common stock issuance, net	321,655	73,831
Preferred stock issuance, net	16,101	—
Dividends paid on common stock	(68,684)	(44,805)
Dividends paid on preferred stock	(11,850)	(11,910)
Payments made on mortgages and notes payable in consolidated variable interest entities	(36)	(25,673)
Proceeds from mortgages and notes payable in consolidated variable interest entities	—	1,058
Payments made on residential collateralized debt obligations	(7,792)	(8,142)
Payments made on multi-family collateralized debt obligations	(106,091)	(67,886)
Extinguishment of and payments made on securitized debt	(45,557)	(21,351)
Net cash provided by (used in) financing activities	569,744	(158,998)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	26,805	(15,783)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	109,145	106,195
Cash, Cash Equivalents and Restricted Cash - End of Period	$135,950	$90,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$294,817	$204,174
Cash paid for income taxes	$21	$1,342

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$—	$—
Purchase of investment securities not yet settled	$3,132	$—
Consolidation of multi-family loans held in securitization trusts	$2,426,210	$—
Consolidation of multi-family collateralized debt obligations	$2,324,639	$—
Transfer from residential loans to real estate owned	$2,368	$3,558

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$42,155	$24,863
Dividends declared on preferred stock to be paid in subsequent period	$6,257	$5,925
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable entities	$27,260	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$134,993	$84,717
Restricted cash included in receivables and other assets	$957	$5,695
Total cash, cash equivalents, and restricted cash	$135,950	$90,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain mortgage-, residential housing- and other credit-related assets.

The Company conducts its business through the parent company, New York Mortgage Trust, Inc., and several subsidiaries, including special purpose subsidiaries established for residential loan, distressed residential loan and CMBS securitization purposes, taxable REIT subsidiaries (“TRSs”) and qualified REIT subsidiaries (“QRSs”). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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
“IO RMBS” refers to RMBS comprised of IOs;
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
“ABS” refers to debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, automobiles, aircraft, credit cards, equipment, franchises, recreational vehicles and student loans;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2019, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Provided below is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Adoption of Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842")

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method applied to all leases that were not completed as of January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We elected the practical expedients allowed for under ASC 842 that exempt an entity from reassessing whether existing contracts contain leases, reassessing the lease classification of existing leases, and reassessing the initial direct costs for existing leases. As such, there was no cumulative impact on opening accumulated deficit as of January 1, 2019 of adopting ASC 842 under the modified retrospective transition method. Operating lease right of use assets of $9.8 million and operating lease liabilities of $10.1 million are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets, respectively, as of June 30, 2019. The adoption of ASC 842 did not have a material effect on our results of operations for the three and six months ended June 30, 2019.

Summary of Recent Accounting Pronouncements

Financial Instruments — Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on purchased financial assets with credit deterioration and available-for-sale debt securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted beginning in 2019.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The amendments allow an entity to make an irrevocable one-time election to measure financial assets accounted for under ASC 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, using the fair value option upon adoption of ASU 2016-13. For the Company, the amendments are effective upon adoption of ASU 2016-13. The amendments in ASU 2019-05 should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance as of the date that an entity adopted the amendments in ASU 2016-13. The Company is currently assessing the impact of this guidance in conjunction with ASU 2016-13 as the ASUs will affect the Company's accounting for distressed and other residential mortgage loans, net and preferred equity and mezzanine loan investments that are accounted for as loans. It is the Company's intention to elect fair value option for impacted assets but the Company will continue to evaluate the new standards and any changes in our business or additional amendments to these standards could change our intention to elect fair value option.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Agency ARMs
Freddie Mac	$24,618	$—	$(733)	$23,885	$26,338	$—	$(1,052)	$25,286
Fannie Mae	36,379	20	(895)	35,504	43,984	8	(1,384)	42,608
Ginnie Mae	3,233	—	(103)	3,130	3,627	—	(127)	3,500
Total Agency ARMs (1)	64,230	20	(1,731)	62,519	73,949	8	(2,563)	71,394
Agency Fixed- Rate
Freddie Mac	82,165	650	(502)	82,313	87,018	—	(2,526)	84,492
Fannie Mae	856,313	1,080	(8,025)	849,368	915,039	—	(33,195)	881,844
Total Agency Fixed-Rate	938,478	1,730	(8,527)	931,681	1,002,057	—	(35,721)	966,336

Total Agency RMBS	1,002,708	1,750	(10,258)	994,200	1,076,006	8	(38,284)	1,037,730
Non-Agency RMBS (1)(2)	428,443	4,719	(322)	432,840	215,337	166	(1,466)	214,037
CMBS (1) (3)	276,947	15,300	(157)	292,090	243,046	17,815	(376)	260,485
ABS	24,768	—	(29)	24,739	—	—	—	—
Total investment securities available for sale	$1,732,866	$21,769	$(10,766)	$1,743,869	$1,534,389	$17,989	$(40,126)	$1,512,252

(1)	For the Company's Agency ARMs, non-Agency RMBS, and CMBS securities with stated reset periods, the weighted average reset periods are 28 months, five months, and one month, respectively.

(2)	Includes $3.1 million in non-Agency RMBS purchased not yet settled, which are included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheet.

(3)	Included in CMBS is $52.7 million of first loss POs and certain IOs held in securitization trusts as of December 31, 2018.

Realized Gain or Loss Activity

The Company did not sell investment securities available for sale during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company received total proceeds of approximately $56.8 million from the sale of investment securities available for sale, realizing a net gain of approximately $16.8 million. During the three and six months ended June 30, 2018, the Company received total proceeds of approximately $16.8 million and $26.9 million, respectively, from the sale of investment securities available for sale, realizing a net loss of approximately $8.8 million and $12.3 million, respectively.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 40 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2019 and December 31, 2018, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 10.2 years and 5.7 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Weighted Average Life	June 30, 2019	December 31, 2018
0 to 5 years	$670,546	$456,947
Over 5 to 10 years	733,319	1,043,369
10+ years	340,004	11,936
Total	$1,743,869	$1,512,252

Unrealized Losses in Other Comprehensive Income

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through other comprehensive income, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

June 30, 2019	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$617,454	$(10,258)	$617,454	$(10,258)
Non-Agency RMBS	36,903	(309)	133	(13)	37,036	(322)
CMBS	31,310	(157)	—	—	31,310	(157)
ABS	24,739	(29)	—	—	24,739	(29)
Total investment securities available for sale	$92,952	$(495)	$617,587	$(10,271)	$710,539	$(10,766)

At June 30, 2019, the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency RMBS were $10.3 million at June 30, 2019. Agency RMBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at, June 30, 2019, any unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses on the Company's non-Agency RMBS and CMBS were $0.3 million and $0.2 million at June 30, 2019, respectively. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of other-than-temporary impairment and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

Other than Temporary Impairment

For the three and six months ended June 30, 2019 and 2018, the Company did not recognize other-than-temporary impairment through earnings.

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
The Company’s distressed and other residential mortgage loans at fair value consist of the following as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
June 30, 2019	$1,110,163	$(70,026)	$21,817	$1,061,954
December 31, 2018	788,372	(54,905)	4,056	737,523

The following table presents the components of net gain (loss) on distressed and other residential mortgage loans at fair value for the three and six months ended June 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain on payoff and sale of loans	$2,394	$330	$5,519	$369
Net unrealized gains (losses)	9,877	(233)	17,762	(439)

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of distressed and other residential mortgage loans at fair value as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018
California	23.7%	27.9%
Florida	9.8%	9.0%
Texas	5.7%	4.2%
New York	5.6%	5.1%

The following table presents the fair value and aggregate unpaid principal balance of the Company's distressed and other residential mortgage loans at fair value greater than 90 days past due and in non-accrual status as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance
June 30, 2019	$58,628	$73,120
December 31, 2018	60,117	75,167

Distressed and other residential mortgage loans with a fair value of approximately $806.6 million and $626.2 million at June 30, 2019 and December 31, 2018, respectively, are pledged as collateral for master repurchase agreements (see Note 12).

5.	Distressed and Other Residential Mortgage Loans, Net

Distressed Residential Mortgage Loans, Net

As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s distressed residential mortgage loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") amounts to approximately $169.3 million and $228.5 million, respectively.

The Company did not purchase loans accounted for under ASC 310-30 during the six months ended June 30, 2019 and 2018, respectively.

The following table details activity in accretable yield for the distressed residential mortgage loans, net for the six months ended June 30, 2019 and 2018, respectively (dollar amounts in thousands):

	June 30, 2019	June 30, 2018
Balance at beginning of period	$195,560	$303,949
Additions	2,369	3,314
Disposals	(45,004)	(37,665)
Accretion	(2,370)	(8,074)
Balance at end of period (1)	$150,555	$261,524

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the six month periods ended June 30, 2019 and 2018 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, net as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018
North Carolina	10.1%	9.0%
Florida	9.9%	10.4%
Georgia	7.0%	7.2%
South Carolina	5.6%	5.6%
Virginia	5.6%	5.3%
Texas	5.5%	4.9%
New York	5.4%	5.4%
Ohio	5.2%	5.0%

The Company had no distressed residential mortgage loans held in securitization trusts pledged as collateral for securitized debt as of June 30, 2019. The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $88.1 million at December 31, 2018 were pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $85.1 million and $128.1 million at June 30, 2019 and December 31, 2018, respectively, are pledged as collateral for a master repurchase agreement (see Note 12).

Residential Mortgage Loans Held in Securitization Trusts, Net

Residential mortgage loans held in securitization trusts, net are comprised of certain ARMs transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. Residential mortgage loans held in securitization trusts, net consist of the following as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Unpaid principal balance	$51,986	$60,171
Deferred origination costs – net	334	383
Reserve for loan losses	(3,521)	(3,759)
Total	$48,799	$56,795

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts, net for the six months ended June 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$3,759	$4,191
Provision for (recovery of) loan losses	38	(110)
Transfer to real estate owned	(167)	—
Charge-offs	(109)	(237)
Balance at the end of period	$3,521	$3,844

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of June 30, 2019 was $3.5 million, representing 677 basis points of the outstanding principal balance of residential mortgage loans held in securitization trusts, as compared to 625 basis points as of December 31, 2018. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including, but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

All of the Company’s residential mortgage loans held in securitization trusts and real estate owned are pledged as collateral for the residential collateralized debt obligations (the "Residential CDOs") issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million as of June 30, 2019 and December 31, 2018.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of June 30, 2019, we had 19 delinquent loans with an aggregate principal amount outstanding of approximately $10.6 million categorized as residential mortgage loans held in securitization trusts, net, of which $6.5 million, or 61%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts as of June 30, 2019 (dollar amounts in thousands):

June 30, 2019

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30-60	1	$264	0.50%
90 +	18	$10,384	19.85%
Real estate owned through foreclosure	1	$360	0.69%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
New York	34.7%	33.9%
Massachusetts	17.6%	20.0%
New Jersey	15.1%	14.5%
Florida	11.2%	9.9%
Maryland	5.4%	5.3%

6.	Consolidated K-Series

The Company's investments in first loss POs, certain IOs and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-series securitizations that the Company consolidates in its financial statements in accordance with GAAP represent the "Consolidated K-Series." The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS that we own with an aggregate net carrying value of $801.2 million and $657.6 million at June 30, 2019 and December 31, 2018, respectively (see Note 9). The Consolidated K-Series is comprised of eleven and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of June 30, 2019 and December 31, 2018, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at June 30, 2019 and December 31, 2018, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	June 30, 2019	December 31, 2018
Assets
Multi-family loans held in securitization trusts, at fair value	$14,573,925	$11,679,847
Receivables	48,958	41,850
Total Assets	$14,622,883	$11,721,697
Liabilities and Equity
Multi-family CDOs, at fair value	$13,772,726	$11,022,248
Accrued expenses	47,921	41,102
Total Liabilities	13,820,647	11,063,350
Equity	802,236	658,347
Total Liabilities and Equity	$14,622,883	$11,721,697

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $13.7 billion and $11.5 billion at June 30, 2019 and December 31, 2018, respectively. The multi-family CDOs (the "Multi-Family CDOs") had aggregate unpaid principal balances of approximately $13.7 billion and $11.5 billion at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the current weighted average interest rate on these Multi-Family CDOs was 4.14% and 3.96%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by the first loss POs, IOs and mezzanine securities owned by the Company). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of Multi-Family CDOs, approximates the fair value of our underlying securities (see Note 16).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and six months ended June 30, 2019 and 2018, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2019	2018	2019	2018
Interest income	$133,157	$85,629	$244,925	$170,721
Interest expense	114,914	74,686	211,711	149,165
Net interest income	18,243	10,943	33,214	21,556
Unrealized gain on multi-family loans and debt held in securitization trusts, net	5,207	12,019	14,617	19,564
Net income	$23,450	$22,962	$47,831	$41,120

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of June 30, 2019 and our CMBS investments included in investment securities available for sale, held in securitization trusts, and multi-family loans held in securitization trusts as of December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
California	16.1%	14.8%
Texas	12.4%	13.0%
Maryland	5.8%	5.0%
New York	5.1%	6.4%
Florida	5.0%	4.5%

7.	Investments in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method are comprised of preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment and consist of the following as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$9,503	45%	$8,948
Somerset Deerfield Investor, LLC	45%	16,796	45%	16,266
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,792	43%	4,714
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,795	57%	10,544
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,687	—	—
Walnut Creek Properties Holdings, L.L.C.	36%	8,093	—	—
Towers Property Holdings, LLC	37%	10,885	—	—
Mansions Property Holdings, LLC	34%	10,489	—	—
Total - Equity Method		$78,040		$40,472

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC	85%	$12,500	85%	$8,200
The Preserve at Port Royal Venture, LLC	77%	14,260	77%	13,840
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	11,348	11%	10,954
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	50,000	—	—
Total - Fair Value Option		$88,108		$32,994

The following table presents income from investments in unconsolidated entities for the three and six months ended June 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2019	2018	2019	2018
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$287	$259	$562	$512
Somerset Deerfield Investor, LLC	492	—	970	—
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	134	—	265	—
Audubon Mezzanine Holdings, L.L.C. (Series A)	304	—	601	—
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	188	—	353	—
Walnut Creek Properties Holdings, L.L.C.	231	—	328	—
Towers Property Holdings, LLC	10	—	10	—
Mansions Property Holdings, LLC	10	—	10	—
Evergreens JV Holdings, LLC	1,289	171	4,513	365
The Preserve at Port Royal Venture, LLC	409	419	847	902
WR Savannah Holdings, LLC	—	1,269	—	1,629
Morrocroft Neighborhood Stabilization Fund II, LP	163	398	395	680

8.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Investment amount	$192,814	$166,789
Deferred loan fees, net	(1,427)	(1,234)
Total	$191,387	$165,555

There were no delinquent preferred equity or mezzanine loan investments as of June 30, 2019 and December 31, 2018.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Texas	17.0%	16.6%
Tennessee	11.3%	6.8%
Georgia	10.8%	15.3%
Alabama	10.3%	8.6%
Florida	10.0%	11.3%
South Carolina	8.4%	9.5%
Virginia	7.9%	9.1%

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into re-securitization or financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, Consolidation, and if so, whether the Company is the primary beneficiary requiring consolidation. As of June 30, 2019, the Company evaluated its Residential CDOs and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Residential CDOs as of June 30, 2019.

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

The Company invests in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and mezzanine CMBS securities issued from the securitization. The Company has evaluated these CMBS investments to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that eleven and nine Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of June 30, 2019 and December 31, 2018, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). Of the multi-family CMBS investments owned by the Company that are included in the Consolidated K-Series, eleven and eight of these investments are not included as collateral to any Financing VIE as of June 30, 2019 and December 31, 2018, respectively.

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

The Company owns 100% of RB Development Holding Company, LLC ("RBDHC"). RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc", a wholly-owned subsidiary of the Company) is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests. Real estate under development in KRVI as of June 30, 2019 and December 31, 2018 of $16.7 million and $22.0 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

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

The following table presents a summary of the assets and liabilities of the Residential CDOs, the Consolidated K-Series, and KRVI of as of June 30, 2019. Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIE	Other VIEs
	Residential Mortgage Loan Securitization	Consolidated K-Series	Other	Total
Cash and cash equivalents	$—	$—	$1,513	$1,513
Residential mortgage loans held in securitization trusts, net	48,799	—	—	48,799
Multi-family loans held in securitization trusts, at fair value	—	14,573,925	—	14,573,925
Receivables and other assets	1,302	48,958	16,984	67,244
Total assets	$50,101	$14,622,883	$18,497	$14,691,481

Residential collateralized debt obligations	$45,280	$—	$—	$45,280
Multi-family collateralized debt obligations, at fair value	—	13,772,726	—	13,772,726
Mortgages and notes payable in consolidated variable interest entities	—	—	3,986	3,986
Accrued expenses and other liabilities	40	47,921	111	48,072
Total liabilities	$45,320	$13,820,647	$4,097	$13,870,064

The following table presents a summary of the assets and liabilities of the Financing VIEs, the Consolidated K-Series, KRVI, and The Clusters as of December 31, 2018.

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Consolidated K-Series(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$708	$708
Investment securities available for sale, at fair value held in securitization trusts	52,700	—	—	—	—	52,700
Residential mortgage loans held in securitization trusts, net	—	—	56,795	—	—	56,795
Distressed residential mortgage loans held in securitization trusts, net	—	88,096	—	—	—	88,096
Multi-family loans held in securitization trusts, at fair value	1,107,071	—	—	10,572,776	—	11,679,847
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,704	29,704
Receivables and other assets	4,243	10,287	1,061	37,679	23,254	76,524
Total assets	$1,164,014	$98,383	$57,856	$10,610,455	$53,666	$11,984,374

Residential collateralized debt obligations	$—	$—	$53,040	$—	$—	$53,040
Multi-family collateralized debt obligations, at fair value	1,036,604	—	—	9,985,644	—	11,022,248
Securitized debt	30,121	12,214	—	—	—	42,335
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	31,227	31,227
Accrued expenses and other liabilities	4,228	444	26	37,022	1,166	42,886
Total liabilities	$1,070,953	$12,658	$53,066	$10,022,666	$32,393	$11,191,736

(1)
The Company classified the multi-family CMBS issued by two securitizations and held by this Financing VIE as available for sale securities. The Financing VIE consolidated one securitization included in the Consolidated K-Series that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

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

As of June 30, 2019, the Company had no securitized debt outstanding. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans as of December 31, 2018 (dollar amounts in thousands):

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

(2)	Presented net of unamortized deferred costs of $0.2 million related to the issuance of the securitized debt, which included underwriting, rating agency, legal, accounting and other fees.

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

Unconsolidated VIEs

As of June 30, 2019, the Company evaluated its investment securities, mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. As of December 31, 2018, the Company evaluated its multi-family CMBS investments in two Freddie Mac-sponsored multi-family loan K-Series securitizations and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2018, except for the Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2019 and December 31, 2018, (dollar amounts in thousands):

	June 30, 2019
	Investment securities, available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$24,739	$—	$—	$24,739
Preferred equity investments in multi-family properties	—	184,727	78,040	262,767
Mezzanine loans on multi-family properties	—	6,660	—	6,660
Equity investments in entities that invest in residential properties and loans	—	—	61,348	61,348
Total assets	$24,739	$191,387	$139,388	$355,514

	December 31, 2018
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
Multi-family CMBS	$52,700	$72	$—	$—	$52,772
Preferred equity investments in multi-family properties	—	—	154,629	40,472	195,101
Mezzanine loans on multi-family properties	—	—	10,926	—	10,926
Equity investments in entities that invest in residential properties	—	—	—	10,954	10,954
Total assets	$52,700	$72	$165,555	$51,426	$269,753

Our maximum loss exposure on the investment securities available for sale, at fair value, preferred equity and mezzanine loan investments, and investments in unconsolidated entities is approximately $355.5 million at June 30, 2019. Our maximum loss exposure on the investment securities available for sale, at fair value, held in securitization trusts, preferred equity and mezzanine loan investments, and investments in unconsolidated entities is approximately $269.8 million at December 31, 2018. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale and completed the sale in March 2018, recognizing a net gain on sale of approximately $2.3 million which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations. In connection with the sale, the Company's preferred equity investment was redeemed, resulting in de-consolidation of Riverchase Landing as of the date of the sale.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale and completed the sale in February 2019, recognizing a net gain on sale of approximately $1.6 million which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying condensed consolidated statements of operations. In connection with the sale, the Company's preferred equity investment was redeemed, resulting in de-consolidation of The Clusters as of the date of the sale.

As of June 30, 2019, there is no real estate held for sale in consolidated variable interest entities. The following is a summary of the real estate held for sale in consolidated variable interest entities as of December 31, 2018 (dollar amounts in thousands):

December 31, 2018
Land	$2,650
Building and improvements	26,032
Furniture, fixtures and equipment	974
Lease intangible	2,802
Real estate held for sale before accumulated depreciation and amortization	32,458
Accumulated depreciation (1)	(418)
Accumulated amortization of lease intangible (1)	(2,336)
Real estate held for sale in consolidated variable interest entities	$29,704

(1)	There were no depreciation and amortization expenses for the three and six months ended June 30, 2019 and 2018.

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
Derivatives Not Designated as Hedging Instruments
The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	$14,047	$10,263

(1)
All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company's condensed consolidated balance sheets. Includes $27.8 million of derivative liabilities netted against a variation margin of $41.9 million at June 30, 2019. Includes $1.8 million of derivative assets and variation margin of $8.5 million at December 31, 2018.

The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Settlement, Expiration or Exercise	June 30, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

	Notional Amount For the Six Months Ended June 30, 2018
Type of Derivative Instrument	December 31, 2017	Additions	Settlement, Expiration or Exercise	June 30, 2018
Interest rate swaps	$345,500	$50,000	$—	$395,500

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income category in our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,
	2019		2018
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$—	$(15,007)	$—	$5,135
Total	$—	$(15,007)	$—	$5,135

	Six Months Ended June 30,
	2019		2018
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$—	$(29,593)	$—	$14,103
Total	$—	$(29,593)	$—	$14,103

Derivatives Designated as Hedging Instruments

As of June 30, 2019 and December 31, 2018, there were no derivative instruments designated as hedging instruments. The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability contemporaneously. The Company assesses, both at inception of a hedge and on an ongoing basis, whether or not the hedge is “highly effective” when using the matched term basis.

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

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	June 30, 2019			December 31, 2018
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	2.59%	$98,000	2.18%	2.45%
2027	247,500	2.39%	2.57%	247,500	2.39%	2.53%
2028	150,000	3.23%	2.57%	150,000	3.23%	2.53%
Total	$495,500	2.60%	2.57%	$495,500	2.60%	2.52%

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

Investment Securities, Available for Sale

The Company has entered into repurchase agreements with third party financial institutions to finance its investment securities portfolio. These repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance. At June 30, 2019 and December 31, 2018, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.8 billion and $1.5 billion, respectively, and a weighted average interest rate of 3.28% and 3.41%, respectively.

The following table presents detailed information about the Company’s borrowings under repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	June 30, 2019			December 31, 2018
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs RMBS	$58,802	$62,295	$64,004	$67,648	$70,747	$73,290
Agency Fixed-rate RMBS	812,811	858,359	863,160	857,582	907,610	940,994
Non-Agency RMBS	172,108	234,583	232,657	88,730	117,958	118,414
CMBS (1)	800,094	1,001,725	769,395	529,617	687,876	539,788
Balance at end of the period	$1,843,815	$2,156,962	$1,929,216	$1,543,577	$1,784,191	$1,672,486

(1)
Includes first loss PO, IO and mezzanine CMBS securities with a fair value amounting to $755.3 million and $543.0 million included in the Consolidated K-Series as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the average days to maturity for repurchase agreements secured by investment securities were 106 days and 62 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2019 and December 31, 2018 amounts to $4.2 million and $3.9 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Contractual Maturity	June 30, 2019	December 31, 2018
Within 30 days	$240,210	$732,051
Over 30 days to 90 days	1,188,847	677,906
Over 90 days	414,758	133,620
Total	$1,843,815	$1,543,577

As of June 30, 2019, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 86.1% that implies an average “haircut” of 13.9%. As of June 30, 2019, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-agency RMBS, and CMBS was approximately 5%, 26%, and 21%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing repurchase agreements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At June 30, 2019 and December 31, 2018, the Company had financing arrangements with fourteen and eleven counterparties, respectively. As of June 30, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2018 the Company's only exposure where the amount at risk was in excess of 5% was to Jefferies & Company, Inc. at 5.04%.

As of June 30, 2019, our available liquid assets included unrestricted cash and cash equivalents and unencumbered securities that we believe may be posted as margin. The Company had $135.0 million in cash and cash equivalents and $388.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2019 included $73.5 million of Agency RMBS, $91.6 million of CMBS, $198.3 million of non-Agency RMBS and $24.7 million of ABS. The cash and unencumbered securities, which collectively represent 28.4% of our repurchase agreements secured by investment securities, are liquid and could be monetized to pay down or collateralize a liability immediately.

Distressed and Other Residential Mortgage Loans

The Company has master repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under these repurchase agreements and associated distressed and other residential mortgage loans pledged as collateral at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
June 30, 2019	$950,000	$761,361	$891,664	4.43%	7.01
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

(1)
Includes distressed and other residential mortgage loans at fair value of $806.6 million and $626.2 million and distressed and other residential mortgage loans, net of $85.1 million and $128.1 million at June 30, 2019 and December 31, 2018, respectively.

During the terms of the master repurchase agreements, proceeds from the distressed and other residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the distressed and other residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity, market capitalization, and total stockholders' equity. The Company is in compliance with such covenants as of August 6, 2019. The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.8 million as of June 30, 2019 and $1.2 million as of December 31, 2018. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

13.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARMs pledged as collateral, which are recorded as assets of the Company. Pledged assets of $48.8 million and $56.8 million are included in distressed and other residential mortgage loans, net in the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had Residential CDOs outstanding of $45.3 million and $53.0 million, respectively. As of June 30, 2019 and December 31, 2018, the current weighted average interest rate on these Residential CDOs was 3.02% and 3.12%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $52.0 million and $60.2 million at June 30, 2019 and December 31, 2018, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of June 30, 2019 and December 31, 2018, had a net investment in the residential securitization trusts of $4.8 million.

14.	Debt

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes"), including $18.0 million aggregate principal amount of Convertible Notes issued upon exercise of the underwriter's over-allotment option, in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $6.2 million and $7.2 million as of June 30, 2019 and December 31, 2018, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

During the six months ended June 30, 2019, none of the Convertible Notes were converted. As of August 6, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 6, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

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

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 9). KRVI's real estate under development is subject to a note payable of $4.0 million that has an unused commitment of $4.4 million as of June 30, 2019. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of August 6, 2019.

The mortgages and notes payable in the consolidated VIEs as of June 30, 2019 are described below (dollar amounts in thousands):

		Mortgage Note Amount as of
	Assumption/Origination Date	June 30, 2019	Maturity Date	Interest Rate	Net Deferred Finance Costs
KRVI	12/16/2016	$3,986	12/16/2019	7.00%	$—

As of June 30, 2019, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2019	$3,986
2020	—
2021	—
2022	138,000
2023	—
Thereafter	45,000
$186,986

15.	Commitments and Contingencies

Commitment to Purchase Securities - The Company has committed to purchase a first loss PO and IOs to be issued by a Freddie Mac-sponsored multi-family loan K-series securitization in the amount of approximately $48.3 million.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2019, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The Company’s CMBS held in securitization trusts at December 31, 2018 were comprised of first loss POs and certain IOs for which there were not substantially similar securities that traded frequently. The Company classified these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts was based on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments were projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporated default rate, loss severity and current market interest rates. The discount rate ranged from 4.5% to 9.5% as of December 31, 2018. Significant increases or decreases in these inputs would have resulted in a significantly lower or higher fair value measurement.

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

For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. The discount rate used in determining fair value for distressed and other residential mortgage loans ranges from 4.0% to 12.0%.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$994,200	$—	$994,200	$—	$1,037,730	$—	$1,037,730
Non-Agency RMBS	—	432,840	—	432,840	—	214,037	—	214,037
CMBS	—	292,090	—	292,090	—	207,785	52,700	260,485
ABS	—	24,739	—	24,739	—	—	—	—
Multi-family loans held in securitization trusts	—	—	14,573,925	14,573,925	—	—	11,679,847	11,679,847
Distressed and other residential mortgage loans, at fair value	—	—	1,061,954	1,061,954	—	—	737,523	737,523
Derivative assets:
Interest rate swaps (1)	—	14,047	—	14,047	—	10,263	—	10,263
Investments in unconsolidated entities	—	—	88,108	88,108	—	—	32,994	32,994
Total	$—	$1,757,916	$15,723,987	$17,481,903	$—	$1,469,815	$12,503,064	$13,972,879
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$13,772,726	$13,772,726	$—	$—	$11,022,248	$11,022,248
Total	$—	$—	$13,772,726	$13,772,726	$—	$—	$11,022,248	$11,022,248

(1)
All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $27.8 million netted against a variation margin of $41.9 million at June 30, 2019. Includes derivative assets of $1.8 million and variation margin of $8.5 million at December 31, 2018.

The following tables detail changes in valuation for the Level 3 assets for the six months ended June 30, 2019 and 2018, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30, 2019
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in securitization trusts	Total
Balance at beginning of period	$11,679,847	$737,523	$32,994	$52,700	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	574,231	25,359	5,753	17,734	623,077
Included in other comprehensive income (loss)	—	—	—	(13,665)	(13,665)
Transfers in	—	—	—	—	—
Transfers out	—	(182)	—	—	(182)
Contributions	—	—	50,000	—	50,000
Paydowns/Distributions	(106,363)	(61,275)	(639)	—	(168,277)
Sales	—	(19,814)	—	(56,769)	(76,583)
Purchases (1)	2,426,210	380,343	—	—	2,806,553
Balance at the end of period	$14,573,925	$1,061,954	$88,108	$—	$15,723,987

(1)
During the six months ended June 30, 2019, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $2.4 billion during the six months ended June 30, 2019 (see Notes 2 and 6).

	Six Months Ended June 30, 2018
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in securitization trusts	Total
Balance at beginning of period	$9,657,421	$87,153	$42,823	$47,922	$9,835,319
Total (losses)/gains (realized/unrealized)
Included in earnings	(244,181)	(475)	3,575	1,915	(239,166)
Included in other comprehensive income (loss)	—	—	—	297	297
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Contributions	—	—	—	—	—
Paydowns/Distributions	(67,880)	(9,371)	(1,246)	—	(78,497)
Sales	—	(2,185)	—	—	(2,185)
Purchases	—	94,075	—	—	94,075
Balance at the end of period	$9,345,360	$169,197	$45,152	$50,134	$9,609,843

The following table details changes in valuation for the Level 3 liabilities (Multi-family CDOs) for the six months ended June 30, 2019 and 2018, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$11,022,248	$9,189,459
Total losses (gains) (realized/unrealized)
Included in earnings (1)	531,930	(282,738)
Purchases (2)	2,324,639	—
Paydowns	(106,091)	(67,880)
Balance at the end of period	$13,772,726	$8,838,841

(1)	Amounts included in interest expense on Multi-Family CDOs and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
During the six months ended June 30, 2019, the Company purchased PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount of $2.3 billion (see Notes 2 and 6).

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2019 and 2018 for our Level 3 assets and liabilities held as of June 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Assets
Multi-family loans held in securitization trusts (1)	$330,105	$(47,200)	$604,788	$(219,746)
Investments in unconsolidated entities (2)	1,698	1,858	5,359	2,896
Distressed and other residential mortgage loans, at fair value (3)	10,329	(34)	19,666	(126)

Liabilities
Multi-family debt held in securitization trusts (1)	(324,898)	59,219	(590,171)	239,310

(1)	Presented in unrealized gain on multi-family loans and debt held in securitization trusts, net on the Company's condensed consolidated statements of operations.

(2)	Presented in other income on the Company's condensed consolidated statements of operations.

(3)	Presented in net gain (loss) on distressed and other residential mortgage loans at fair value on the Company's condensed consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, respectively, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	—	—	$5,590	$5,590	—	—	$5,921	$5,921

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2019 and 2018, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Residential mortgage loans held in securitization trusts – impaired loans, net	—	—	$(38)	$110

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$134,993	$134,993	$103,724	$103,724
Investment securities available for sale	Level 2 or 3	1,743,869	1,743,869	1,512,252	1,512,252
Distressed and other residential mortgage loans, at fair value	Level 3	1,061,954	1,061,954	737,523	737,523
Distressed and other residential mortgage loans, net	Level 3	218,094	221,615	285,261	289,376
Investments in unconsolidated entities	Level 3	166,148	166,983	73,466	73,833
Preferred equity and mezzanine loan investments	Level 3	191,387	193,875	165,555	167,739
Multi-family loans held in securitization trusts	Level 3	14,573,925	14,573,925	11,679,847	11,679,847
Derivative assets	Level 2	14,047	14,047	10,263	10,263
Mortgage loans held for sale, net (1)	Level 3	2,460	2,621	3,414	3,584
Mortgage loans held for investment (1)	Level 3	1,580	1,580	1,580	1,580
Financial Liabilities:
Repurchase agreements	Level 2	2,604,356	2,604,356	2,131,505	2,131,505
Residential collateralized debt obligations	Level 3	45,280	43,468	53,040	50,031
Multi-family collateralized debt obligations	Level 3	13,772,726	13,772,726	11,022,248	11,022,248
Securitized debt	Level 3	—	—	42,335	45,030
Subordinated debentures	Level 3	45,000	45,044	45,000	44,897
Convertible notes	Level 2	131,839	138,773	130,762	135,689

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 12,661,287 and 12,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

At December 31, 2018, the Company had designated 6,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 4,140,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and 5,750,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”). On March 28, 2019, the Company classified and designated an additional 2,460,000 shares and 2,650,000 shares of the Company's authorized but unissued preferred stock as Series C Preferred Stock and Series D Preferred Stock, respectively. At June 30, 2019, the Company had designated 6,000,000 shares, 6,600,000 shares and 8,400,000 shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, respectively (collectively, the "Preferred Stock"). The Company had 3,101,683 shares of Series B Preferred Stock, 3,993,866 shares of Series C Preferred Stock and 5,565,738 shares of Series D Preferred Stock issued and outstanding as of June 30, 2019. The Company had 3,000,000 shares of Series B Preferred Stock, 3,600,000 shares of Series C Preferred Stock and 5,400,000 shares of Series D Preferred Stock issued and outstanding as of December 31, 2018.

Each of the Series B Preferred Stock and the Series C Preferred Stock are entitled to receive a dividend at a rate of 7.75% and 7.875%, respectively, per year on its $25 liquidation preference. The Series D Preferred Stock is entitled to receive a dividend at a fixed rate to, but excluding, October 15, 2027 of 8.00% per year on its $25 liquidation preference. Beginning October 15, 2027, the Series D Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus a spread of 5.695% per year on its $25 liquidation preference. Each series of the Preferred Stock is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

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

From the time of original issuance of the Preferred Stock through June 30, 2019, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to such quarterly cash dividends declared on the Preferred Stock commencing January 1, 2018 through June 30, 2019:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock
June 14, 2019	July 1, 2019	July 15, 2019	$0.484375	$0.4921875	$0.50
March 19, 2019	April 1, 2019	April 15, 2019	0.484375	0.4921875	0.50
December 4, 2018	January 1, 2019	January 15, 2019	0.484375	0.4921875	0.50
September 17, 2018	October 1, 2018	October 15, 2018	0.484375	0.4921875	0.50
June 18, 2018	July 1, 2018	July 15, 2018	0.484375	0.4921875	0.50
March 19, 2018	April 1, 2018	April 15, 2018	0.484375	0.4921875	0.50

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2018 and ended June 30, 2019:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	$0.20
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.20
Fourth Quarter 2018	December 4, 2018	December 14, 2018	January 25, 2019	0.20
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	0.20
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.20
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.20

(c)	Public Offering of Common Stock

The following table details the Company's public offering of common stock during the six months ended June 30, 2019 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
January 2019	14,490,000	$83,772
March 2019	17,250,000	101,160
May 2019	20,700,000	123,102

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses

(d)	Equity Distribution Agreements

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

During the three and six months ended June 30, 2019, the Company issued 2,260,200 shares of common stock under the Common Equity Distribution Agreement, at an average sales price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. During the three and six months ended June 30, 2018, the Company issued 12,145,144 shares of common stock under the Common Equity Distribution Agreement, at an average sales price of $6.17 per share, resulting in total net proceeds to the Company of $73.8 million. As of June 30, 2019, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the "Preferred Equity Distribution Agreement") with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million, from time to time through the sales agent. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

During the three and six months ended June 30, 2019, the Company issued 661,287 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average sales price of $24.72 per share, resulting in total net proceeds to the Company of $16.1 million. As of June 30, 2019, approximately $33.7 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three months ended June 30, 2019, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the six months ended June 30, 2019, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share. During the three and six months ended June 30, 2018, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share.

During the three and six months ended June 30, 2019 and 2018, performance stock units ("PSUs") awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan," see Note 19) were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU award agreements ("PSU Agreements") and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018 (1)
Basic Earnings per Common Share
Net income attributable to Company	$22,735	$29,694	$66,874	$59,311
Less: Preferred stock dividends	(6,257)	(5,925)	(12,182)	(11,850)
Net income attributable to Company's common stockholders	$16,478	$23,769	$54,692	$47,461
Basic weighted average common shares outstanding	200,691	115,211	187,628	113,623
Basic Earnings per Common Share	$0.08	$0.21	$0.29	$0.42

Diluted Earnings per Common Share:
Net income attributable to Company	$22,735	$29,694	$66,874	$59,311
Less: Preferred stock dividends	(6,257)	(5,925)	(12,182)	(11,850)
Add back: Interest expense on convertible notes for the period, net of tax	—	2,633	5,307	5,267
Net income attributable to Company's common stockholders	$16,478	$26,402	$59,999	$52,728
Weighted average common shares outstanding	200,691	115,211	187,628	113,623
Net effect of assumed convertible notes conversion to common shares	—	19,695	19,695	19,695
Net effect of assumed PSUs vested	1,707	258	1,688	152
Diluted weighted average common shares outstanding	202,398	135,164	209,011	133,470
Diluted Earnings per Common Share	$0.08	$0.20	$0.29	$0.40

19.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At June 30, 2019, there were 81,837 shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000. Of the common stock authorized at June 30, 2019, 9,051,591 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 228,750 shares under the 2017 Plan as of June 30, 2019. The Company’s employees have been issued 828,701 shares of restricted stock under the 2017 Plan as of June 30, 2019. At June 30, 2019, there were 756,861 shares of non-vested restricted stock outstanding and 3,060,958 common shares reserved for issuance in connection with PSUs under the 2017 Plan.

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

During the three and six months ended June 30, 2019, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.6 million and $1.1 million, respectively. During the three and six months ended June 30, 2018, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million and $0.6 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures of shares for the three and six months ended June 30, 2019. There were forfeitures of 5,120 shares for the three and six months ended June 30, 2018.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the six months ended June 30, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	507,536	$5.91	422,928	$6.36
Granted	536,242	6.30	206,597	5.57
Vested	(205,080)	5.85	(200,064)	6.55
Forfeited	—	—	(5,120)	6.25
Non-vested shares as of June 30	838,698	$6.18	424,341	$5.90
Restricted stock granted during the period	536,242	$6.30	206,597	$5.57

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2019 and 2018, the Company had unrecognized compensation expense of $4.2 million and $2.1 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan and 2017 Plan, collectively. The unrecognized compensation expense at June 30, 2019 is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the six months ended June 30, 2019 and 2018 was approximately $1.3 million and $1.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over a three year period or at the end of the requisite service period.

(b)	Performance Stock Units

During the three and six months ended June 30, 2019 and 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. Vesting of the PSUs will occur at the end of three years based on the following:

•	If three-year TSR performance relative to the Company's identified performance peer group (the "Relative TSR") is less than the 30th percentile, then 0% of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 30th percentile, then the Threshold % (as defined in the individual PSU Agreements) of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 50th percentile, then 100% of the target PSUs will vest; and

•	If three-year Relative TSR performance is greater than or equal to the 80th percentile, then the Maximum % (as defined in the individual PSU Agreements) of the target PSUs will vest.

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

A summary of the activity of the target PSU Awards under the 2017 Plan for the six months ended June 30, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value
Non-vested target PSUs at January 1	842,792	$4.20	—	$—
Granted	1,175,726	4.01	653,365	4.08
Vested	—	—	—	—
Non-vested target PSUs as of June 30	2,018,518	$4.09	653,365	$4.08

As of June 30, 2019 and 2018, there was $5.9 million and $2.4 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. Compensation expense related to the PSUs was $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively. Compensation expense related to the PSUs was $0.2 million for the three and six months ended June 30, 2018.

20.	Income Taxes

For the three and six months ended June 30, 2019 and 2018, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and six months ended June 30, 2019 and 2018, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense	$15	$7	$8	$7
Deferred income tax benefit	(149)	(20)	(68)	(99)
Total benefit	$(134)	$(13)	$(60)	$(92)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of June 30, 2019 and December 31, 2018 are as follows (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Deferred tax assets
Net operating loss carryforward	$3,213	$2,416
Capital loss carryover	1,173	739
GAAP/Tax basis differences	4,073	3,903
Total deferred tax assets (1)	8,459	7,058
Deferred tax liabilities
Deferred tax liabilities	5	6
Total deferred tax liabilities (2)	5	6
Valuation allowance (1)	(7,403)	(6,069)
Total net deferred tax asset	$1,051	$983

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2019, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $9.4 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of June 30, 2019, the Company, through one of its wholly-owned TRSs, had also incurred approximately $3.4 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains. At June 30, 2019, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

On July 22, 2019, the Company issued 23,000,000 shares of its common stock through an underwritten public offering at a public offering price of $6.11 per share, resulting in total net proceeds to the Company of $137.5 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our assets, changes in credit spreads, the impact of a downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, or Ginnie Mae; market volatility; changes in prepayment rates on the loans we own or that underlie our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to identify and acquire our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations or policies affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

•
“ABS” refers to debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, automobiles, aircraft, credit cards, equipment, franchises, recreational vehicles and student loans;

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

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” own the first loss POs and certain IOs and mezzanine securities that we consolidate in our financial statements in accordance with GAAP;

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

•
“excess mortgage servicing spread” refers to the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and the base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract;

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

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain mortgage-, residential housing- and other credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-related and residential housing-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to maintain our focus on expanding our portfolio of single-family residential and multi-family credit assets, which we believe will benefit from improving credit metrics. During the six months ended June 30, 2019, we acquired an additional $937.1 million of single-family residential, multi-family and other credit assets. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

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

Key Second Quarter 2019 Developments

Multi-Family Credit Portfolio Activity

We purchased multi-family CMBS securities totaling $45.6 million. In addition, we funded $45.5 million in preferred equity investments in owners of multi-family properties during the second quarter of 2019.

Residential Credit Portfolio Activity

We acquired an aggregate of $338.4 million of single-family residential credit assets, including distressed residential mortgage loans totaling $148.0 million, other residential mortgage loans totaling $72.8 million and non-Agency RMBS totaling $117.6 million.

We also funded $50.0 million in other residential-related equity investments during the second quarter of 2019.

Common Stock Issuance

We issued 20,700,000 shares of common stock through an underwritten public offering in May 2019, at a public offering price per share of $6.08, resulting in net proceeds to us of $123.1 million after deducting underwriting discounts, commissions and offering expenses. We also issued and sold 2,260,200 shares of common stock during the quarter ended June 30, 2019 under our at-the-market common equity offering program, resulting in net proceeds to us of $13.6 million, after deducting placement fees.

Preferred Stock Issuance

We issued and sold 661,287 shares of preferred stock during the quarter ended June 30, 2019 under our at-the-market preferred equity offering program, resulting in net proceeds to the Company of $16.1 million, after deducting placement fees.

Second Quarter 2019 Common Stock and Preferred Stock Dividends

On June 14, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock for the quarter ended June 30, 2019. The dividend was paid on July 25, 2019 to our common stockholders of record as of June 24, 2019.

On June 14, 2019, in accordance with the terms of our 7.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on July 15, 2019 to holders of record of our Series B Preferred Stock as of July 1, 2019.

On June 14, 2019, in accordance with the terms of our 7.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on July 15, 2019 to holders of record of our Series C Preferred Stock as of July 1, 2019.

Also on June 14, 2019, in accordance with the terms of our 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), our Board of Directors declared a Series D Preferred Stock quarterly cash dividend of $0.50 per share of Series D Preferred Stock. The dividend was paid on July 15, 2019 to holders of record of our Series D Preferred Stock of record as of July 1, 2019.

Subsequent Development

On July 22, 2019, the Company issued 23,000,000 shares of its common stock through an underwritten public offering at a public offering price of $6.11 per share, resulting in total net proceeds to the Company of $137.5 million after deducting underwriting discounts and commissions and estimated offering expenses.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive assets. The market conditions discussed below significantly influence our investment strategy and results:

General. Global and U.S. equity markets made gains during the second quarter of 2019, despite volatility largely driven by investor uncertainty regarding global trade restrictions, while economic data remains mixed. The rise in U.S. equities was driven by market expectations that the Federal Reserve will lower interest rates in the near term and indications of progress in trade tensions. U.S. economic data released over the past quarter suggests that the U.S. economy has continued to expand, with U.S. gross domestic product (“GDP”) estimated to have grown by 2.1% (advance estimate) in the second quarter of 2019, down from GDP growth of 3.1% for the first quarter of 2019 and 2.2% for the quarter ended December 31, 2018. While GDP growth and the labor market data remain solid, consumer and business confidence indices have weakened and recent survey data has indicated that business activity is slowing.

The U.S. labor market continued to expand during the second quarter of 2019. According to the U.S. Department of Labor, the U.S. unemployment rate decreased slightly over the quarter, ending at 3.7% as of the end of June 2019. Total nonfarm payroll employment posted an average monthly increase of 171,000 and 172,000 jobs during the three and six months ended June 30, 2019, respectively, as compared to an average monthly increase of 223,000 jobs in 2018. Although the pace of the labor market expansion has slowed some in 2019, average hourly earnings for all employees of private nonfarm payrolls have increased by 3.1% over the prior 12 months.

Federal Reserve and Monetary Policy. On July 31, 2019, in light of the implications of global economic developments and subdued inflationary pressures, the Federal Reserve lowered the target range for the federal funds rate by 25 basis points to 2.00% to 2.25%, the first rate cut in over a decade. The Federal Reserve indicated that it will continue to monitor data and will act as appropriate to sustain the expansion. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” Significant uncertainty with respect to the timing at which the Federal Reserve will adjust the target range for the federal funds rate continues to persist and may result in significant volatility in 2019 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. The residential real estate market continued to display signs of slowing in the second quarter of 2019. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2019 showed that, on average, home prices increased 2.4% for the 20-City Composite over May 2018, down from 2.5% in the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 842,000 and 853,000 during the three and six months ended June 30, 2019, respectively, as compared to an annual rate of 871,000 for the year ended December 31, 2018. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, but also may result in a more attractive new investment environment.

Multi-family Housing. Apartments and other residential rental properties have continued to perform well. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 406,000 and 373,000 during the three and six months ended June 30, 2019, respectively, and 366,000 for the year ended December 31, 2018. While supply expansion has remained strong, vacancy concerns among multi-family industry participants has ticked higher. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 48 for the first quarter of 2019, up from 45 for the fourth quarter of 2018 and 47 for the third quarter of 2018 and representing the highest level it has reached in several years. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the structured multi-family investments that we own.

Credit Spreads. Credit spreads have generally tightened during the first half of 2019. Specifically, credit spreads for many residential and multi-family credit assets remained tight during the second quarter 2019 and this had a positive impact on the value of many of our credit sensitive assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During the second quarter of 2019, the bond market experienced moderate volatility with the closing yield of the 10-year U.S. Treasury Note trading between 2.00% and 2.60% during the quarter, closing the quarter at 2.00%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the second quarter of 2019, the Treasury curve increased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 25 basis points, up 11 basis points from March 31, 2019. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raises the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

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

Capital Allocation

The following tables set forth our allocated capital by investment category at June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

At June 30, 2019:

	Agency RMBS	Residential Credit (1)	Multi- Family Credit (2)	Other	Total
Carrying value	$994,200	$1,778,276	$1,402,217	$24,739	$4,199,432
Liabilities:
Callable (3)	(871,613)	(932,649)	(800,094)	—	(2,604,356)
Non-callable	—	(45,280)	—	(45,000)	(90,280)
Convertible	—	—	—	(131,839)	(131,839)
Hedges (Net) (4)	14,047	—	—	—	14,047
Cash and Restricted Cash (5)	9,942	64,741	21,117	40,150	135,950
Goodwill	—	—	—	25,222	25,222
Other	3,738	35,511	(7,965)	(51,778)	(20,494)
Net capital allocated	$150,314	$900,599	$615,275	$(138,506)	$1,527,682

(1)
Includes $1.1 billion of distressed and other residential mortgage loans at fair value, $218.1 million of distressed and other residential mortgage loans at carrying value, $432.8 million of non-Agency RMBS and $61.3 million of investments in unconsolidated entities.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of June 30, 2019 follows:

Multi-family loans held in securitization trusts, at fair value	$14,573,925
Multi-family CDOs, at fair value	(13,772,726)
Net carrying value	801,199
Investment securities available for sale, at fair value	292,090
Total CMBS, at fair value	1,093,289
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	296,187
Real estate under development	16,727
Mortgages and notes payable in consolidated variable interest entities	(3,986)
Repurchase agreements, investment securities	(800,094)
Cash and other	13,152
Net Capital in Multi-Family Credit	$615,275

(3)	Includes repurchase agreements.

(4)	Includes derivative liabilities of $27.8 million netted against a $41.9 million variation margin.

(5)	Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

At December 31, 2018:

	Agency RMBS	Residential Credit (1)	Multi- Family Credit (2)	Other	Total
Carrying value	$1,037,730	$1,252,770	$1,166,628	$—	$3,457,128
Liabilities:
Callable (3)	(925,230)	(676,658)	(529,617)	—	(2,131,505)
Non-callable	—	(65,253)	(30,121)	(45,000)	(140,374)
Convertible	—	—	—	(130,762)	(130,762)
Hedges (Net) (4)	10,263	—	—	—	10,263
Cash and Restricted Cash (5)	10,377	20,859	17,291	60,618	109,145
Goodwill	—	—	—	25,222	25,222
Other	2,374	24,182	(4,929)	(40,451)	(18,824)
Net capital allocated	$135,514	$555,900	$619,252	$(130,373)	$1,180,293

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

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. A reconciliation to our financial statements as of December 31, 2018 follows:

Multi-family loans held in securitization trusts, at fair value	$11,679,847
Multi-family CDOs, at fair value	(11,022,248)
Net carrying value	657,599
Investment securities available for sale, at fair value	260,485
Total CMBS, at fair value	918,084
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	228,067
Real estate under development	22,000
Real estate held for sale in consolidated variable interest entities	29,704
Mortgages and notes payable in consolidated variable interest entities	(31,227)
Repurchase agreements, investment securities	(529,617)
Securitized debt	(30,121)
Cash and other	12,362
Net Capital in Multi-Family Credit	$619,252

(3)	Includes repurchase agreements.

(4)	Includes derivative assets of $1.8 million and an $8.5 million variation margin.

(5)	Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in receivables and other assets.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 to the Three and Six Months Ended June 30, 2018

For the three and six months ended June 30, 2019, we reported net income attributable to the Company's common stockholders of $16.5 million and $54.7 million, respectively, as compared to net income attributable to the Company's common stockholders of $23.8 million and $47.5 million for the respective periods in 2018. The main components of the change in net income for the three and six months ended June 30, 2019 as compared to the same periods in 2018 are detailed in the following table (amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
Net interest income	$25,691	$17,500	$8,191	$51,896	$37,251	$14,645
Total other income	$8,561	$20,007	$(11,446)	$39,424	$40,961	$(1,537)
Total general, administrative and operating expenses	$12,394	$8,769	$3,625	$25,038	$17,467	$7,571
Income from operations before income taxes	$21,858	$28,738	$(6,880)	$66,282	$60,745	$5,537
Income tax benefit	$(134)	$(13)	$(121)	$(60)	$(92)	$32
Net income attributable to Company	$22,735	$29,694	$(6,959)	$66,874	$59,311	$7,563
Preferred stock dividends	$6,257	$5,925	$332	$12,182	$11,850	$332
Net income attributable to Company's common stockholders	$16,478	$23,769	$(7,291)	$54,692	$47,461	$7,231
Basic earnings per common share	$0.08	$0.21	$(0.13)	$0.29	$0.42	$(0.13)
Diluted earnings per common share	$0.08	$0.20	$(0.12)	$0.29	$0.40	$(0.11)

Net Interest Income

The increases in net interest income for the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018 were primarily driven by increases in average interest earning assets in our multi-family credit and residential credit portfolios resulting from purchase activity since June 30, 2018. These increases were partially offset by decreases in net interest income in our Agency RMBS portfolio due to reductions in average interest earning assets caused primarily by paydowns and the impact of our exit from our Agency IO portfolio in 2018 and increased prepayment rates and higher funding costs as compared to the corresponding periods in 2018.
See "Quarterly Comparative Portfolio Net Interest Margin" below for more information related to net interest income for the three and six months ended June 30, 2019 and 2018.

Other Income

Total other income decreased by $11.4 million for the three months ended June 30, 2019 as compared to the corresponding period in 2018. The change was primarily driven by:

•	A decrease in net realized loss on investment securities and related hedges of $8.8 million primarily related to the liquidation of the Agency IO portfolio in 2018.

•
An increase in net gain on distressed and other residential mortgage loans at fair value of $12.2 million primarily due to an increase in residential mortgage loans accounted for at fair value from purchases since June 30, 2018 and unrealized gains recognized during the current period.

•
A decrease in net unrealized gains on multi-family loans and debt held in securitization trusts of $6.8 million for the three months ended June 30, 2019 as compared to the corresponding period in 2018, primarily due to a deceleration in tightening of credit spreads as compared to the corresponding period in the prior year offset by an increase in multi-family CMBS owned by us.

•
An increase in net unrealized loss on investment securities and related hedges of $27.6 million primarily due to unrealized losses on our interest rate swaps accounted for as trading instruments during the three months ended June 30, 2019. In addition, during the three months ended June 30, 2018, the Company reversed unrealized losses related to the liquidation of the Agency IO portfolio.

•
An increase in other income of $2.5 million for the three months ended June 30, 2019 as compared to the corresponding period in 2018, primarily due to an increase in preferred equity investments accounted for as equity and unrealized gains on our investments in unconsolidated entities.

Total other income decreased by $1.5 million for the six months ended June 30, 2019 as compared to the corresponding period in 2018. The change was primarily driven by:

•
An increase in net realized gain on investment securities and related hedges of $29.1 million primarily related to the sale of certain multi-family CMBS, where the Company recognized a realized gain of $16.8 million in the first quarter of 2019. Also, in 2018, the Company recognized $12.4 million in realized losses related to the liquidation of the Agency IO portfolio.

•
An increase in net gain on distressed and other residential mortgage loans at fair value of $23.4 million primarily due to an increase in residential mortgage loans accounted for at fair value from purchases since June 30, 2018 and unrealized gains recognized during the current period.

•	An increase in realized gain on distressed and other residential mortgage loans at carrying value of $2.7 million primarily due to increased sale activity during the six months ended June 30, 2019.

•
A decrease in net unrealized gains on multi-family loans and debt held in securitization trusts of $4.9 million for the six months ended June 30, 2019 as compared to the corresponding period in 2018, primarily due to a deceleration in tightening of credit spreads as compared to the corresponding period in the prior year.

•
An increase in net unrealized loss on investment securities and related hedges of $53.9 million primarily due to unrealized losses on our interest rate swaps accounted for as trading instruments during the six months ended June 30, 2019. In addition, during the six months ended June 30, 2018, the Company reversed unrealized losses due to the liquidation of the Agency IO portfolio.

•
An increase in other income of $6.2 million for the six months ended June 30, 2019 as compared to the corresponding period in 2018, primarily due to an increase in preferred equity investments accounted for as equity and an increase in realized gains on redemption of preferred equity investments.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
General, Administrative and Operating Expenses	2019	2018	$ Change	2019	2018	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$6,492	$3,173	$3,319	$12,163	$5,729	$6,434
Professional fees	1,142	1,068	74	2,280	2,206	74
Base management and incentive fees	543	809	(266)	1,266	1,642	(376)
Other	1,638	1,035	603	3,016	1,997	1,019
Operating Expenses
Expenses related to distressed and other residential mortgage loans	2,579	1,811	768	5,831	3,414	2,417
Expenses related to real estate held for sale in consolidated variable interest entities	—	873	(873)	482	2,479	(1,997)
Total	$12,394	$8,769	$3,625	$25,038	$17,467	$7,571

For the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018, general and administrative expenses increased by $3.7 million and $7.2 million, respectively, primarily due to an increase in employee headcount as part of the internalization and expansion of our residential credit investment platform.

For the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018, expenses related to real estate held for sale in consolidated variable interest entities decreased by $0.9 million and $2.0 million, respectively, as a result of the de-consolidation of the variable interest entities after the sales of the real estate held by these entities.

For the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018, expenses related to distressed and other residential mortgage loans increased by $0.8 million and $2.4 million, respectively, as a result of increased purchase activity in 2019.

Quarterly Comparative Portfolio Net Interest Margin

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS, distressed and other residential mortgage loans (including loans accounted for at fair value and loans accounted for under ASC 310-10 and ASC 310-30), preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans, and loans held for sale (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment category) for the three and six months ended June 30, 2019 and 2018, respectively (dollar amounts in thousands):

Three Months Ended June 30, 2019

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income	$6,758	$18,725	$26,834	$29	$52,346
Interest Expense	(5,887)	(10,092)	(7,246)	(3,430)	(26,655)
Net Interest Income (Expense)	$871	$8,633	$19,588	$(3,401)	$25,691

Average Interest Earning Assets (3) (4)	$1,017,409	$1,506,973	$1,018,847	$1,098	$3,544,327
Weighted Average Yield on Interest Earning Assets (5)	2.66%	4.97%	10.54%	10.44%	5.91%
Average Cost of Funds (6)	(2.62)%	(4.54)%	(4.20)%	—	(3.75)%
Portfolio Net Interest Margin (7)	0.04%	0.43%	6.34%	10.44%	2.16%

Six Months Ended June 30, 2019

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income	$14,326	$38,107	$51,067	$29	$103,529
Interest Expense	(12,246)	(18,925)	(13,603)	(6,859)	(51,633)
Net Interest Income (Expense)	$2,080	$19,182	$37,464	$(6,830)	$51,896

Average Interest Earning Assets (3) (4)	$1,035,469	1,409,618	$972,774	$549	$3,418,410
Weighted Average Yield on Interest Earning Assets (5)	2.77%	5.41%	10.50%	10.44%	6.06%
Average Cost of Funds (6)	(2.69)%	(4.62)%	(4.28)%	—	(3.79)%
Portfolio Net Interest Margin (7)	0.08%	0.79%	6.22%	10.44%	2.27%

Three Months Ended June 30, 2018

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income	$7,851	$6,906	$18,280	$—	$33,037
Interest Expense	(4,644)	(3,461)	(4,090)	(3,342)	(15,537)
Net Interest Income (Expense)	$3,207	$3,445	$14,190	$(3,342)	$17,500

Average Interest Earning Assets (3) (4)	$1,167,278	$596,382	$639,637	$—	$2,403,297
Weighted Average Yield on Interest Earning Assets (5)	2.69%	4.63%	11.43%	—	5.50%
Average Cost of Funds (6)	(2.02)%	(4.58)%	(4.69)%	—	(3.11)%
Portfolio Net Interest Margin (7)	0.67%	0.05%	6.74%	—	2.39%

Six Months Ended June 30, 2018

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income	$15,822	$15,856	$35,771	$—	$67,449
Interest Expense	(9,051)	(6,557)	(7,979)	(6,611)	(30,198)
Net Interest Income (Expense)	$6,771	$9,299	$27,792	$(6,611)	$37,251

Average Interest Earning Assets (3) (4)	$1,188,089	$600,208	$630,579	$—	$2,418,876
Weighted Average Yield on Interest Earning Assets (5)	2.66%	5.28%	11.35%	—	5.58%
Average Cost of Funds (6)	(1.92)%	(4.32)%	(4.60)%	—	(2.96)%
Portfolio Net Interest Margin (7)	0.74%	0.96%	6.75%	—	2.62%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and, solely with respect to the three and six months ended June 30, 2018, Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income generated by our multi-family credit portfolio to our condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income, multi-family loans held in securitization trusts	$133,157	$85,629	$244,925	$170,721
Interest income, investment securities, available for sale (a)	3,443	2,475	7,698	4,907
Interest income, preferred equity and mezzanine loan investments	5,148	4,862	10,155	9,308
Interest expense, multi-family collateralized debt obligations	(114,914)	(74,686)	(211,711)	(149,165)
Interest income, Multi-Family Credit, net	26,834	18,280	51,067	35,771
Interest expense, repurchase agreements	(7,246)	(3,366)	(13,109)	(6,536)
Interest expense, securitized debt	—	(724)	(494)	(1,443)
Net interest income, Multi-Family Credit	$19,588	$14,190	$37,464	$27,792

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(3)	Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the three months ended June 30, 2019, our subordinated debentures and convertible notes generated interest expense of approximately $0.7 million and $2.7 million, respectively. For the six months ended June 30, 2019, our subordinated debentures and convertible notes generated interest expense of approximately $1.5 million and $5.4 million, respectively. For the three months ended June 30, 2018, our subordinated debentures and convertible notes generated interest expense of approximately $0.7 million and $2.7 million, respectively. For the six months ended June 30, 2018, our subordinated debentures and convertible notes generated interest expense of approximately $1.3 million and $5.3 million, respectively. Our Average Cost of Funds includes interest expense on our interest rate swaps.

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

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for our Agency fixed-rate RMBS and Agency ARM portfolios, by quarter, for the periods indicated:

Quarter Ended	Weighted Average	Agency Fixed-Rate RMBS	Agency ARMs
June 30, 2019	10.3%	9.6%	20.0%
March 31, 2019	6.6%	6.5%	8.2%
December 31, 2018	7.2%	6.8%	12.9%
September 30, 2018	7.8%	7.3%	14.6%
June 30, 2018	6.6%	5.9%	16.3%
March 31, 2018	5.8%	5.4%	10.2%
December 31, 2017	7.0%	6.3%	12.9%
September 30, 2017	11.9%	12.8%	9.4%
June 30, 2017	11.4%	9.6%	16.5%

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

Financial Condition

As of June 30, 2019, we had approximately $18.3 billion of total assets, as compared to approximately $14.7 billion of total assets as of December 31, 2018. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of June 30, 2019 and December 31, 2018, the Consolidated K-Series assets amounted to approximately $14.6 billion and $11.7 billion, respectively. For a reconciliation of our actual interest in the Consolidated K-Series to our financial statements, see "Capital Allocation" and "Quarterly Comparative Portfolio Net Interest Margin" above.

Balance Sheet Analysis

Investment Securities Available for Sale.

At June 30, 2019, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, CMBS, non-Agency RMBS and ABS, which are classified as investment securities available for sale. At June 30, 2019, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in the carrying value of our investment securities available for sale as of June 30, 2019 as compared to December 31, 2018 is primarily due to purchases of multi-family CMBS, non-Agency RMBS and ABS during the period and an increase in fair value of our investment securities partially offset by sales of multi-family CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	June 30, 2019		December 31, 2018
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$10,149	$10,570	$11,813	$12,257
2012	50,962	51,949	58,547	59,137
Total ARMs	61,111	62,519	70,360	71,394
Fixed-Rate
Prior to 2012	260	266	357	358
2012	187,715	191,732	207,667	207,572
2015	2,349	2,426	2,386	2,392
2017	696,024	718,592	735,959	736,851
2018	18,115	18,665	19,132	19,163
Total Fixed-Rate	904,463	931,681	965,501	966,336

Total Agency RMBS	965,574	994,200	1,035,861	1,037,730

Non-Agency RMBS
2006	146	133	173	156
2017	13,000	12,968	19,000	18,691
2018	511,971	219,202	196,919	195,190
2019	572,275	200,537	—	—
Total Non-Agency RMBS	1,097,392	432,840	216,092	214,037

CMBS
Prior to 2013 (1)	—	—	807,319	52,700
2016	14,474	15,471	20,228	21,444
2017	48,563	49,130	50,243	48,840
2018	143,118	145,073	143,680	137,501
2019	81,509	82,416	—	—
Total CMBS	287,664	292,090	1,021,470	260,485

ABS
2019	65	24,739	—	—
Total ABS	65	24,739	—	—

Total	$2,350,695	$1,743,869	$2,273,423	$1,512,252

(1)	These amounts represent first loss POs and certain IOs held in securitization trusts at December 31, 2018. These securities were sold in March 2019.

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

The following table details our residential and other mortgage loans, at fair value at June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	June 30, 2019			December 31, 2018
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Distressed Residential Mortgage Loans	4,670	$800,634	$758,765	3,352	$627,092	$576,816
Other Residential Mortgage Loans (1)	1,972	$309,529	$303,189	1,539	$161,280	$160,707

(1)	Includes second mortgages with a fair value $58.9 million and $67.4 million at June 30, 2019 and December 31, 2018, respectively.

Characteristics of Our Distressed and Other Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase (1)	June 30, 2019	December 31, 2018
50.00% or less	17.8%	18.5%
50.01% - 60.00%	13.0%	13.6%
60.01% - 70.00%	16.5%	14.5%
70.01% - 80.00%	17.6%	15.9%
80.01% - 90.00%	16.0%	15.4%
90.01% - 100.00%	9.7%	9.3%
100.01% and over	9.4%	12.8%
Total	100.0%	100.0%

(1)	For second mortgages, the Company calculates the combined loan to value.

FICO Scores at Purchase	June 30, 2019	December 31, 2018
550 or less	23.2%	26.0%
551 to 600	21.2%	21.9%
601 to 650	16.8%	17.3%
651 to 700	14.2%	12.7%
701 to 750	11.2%	10.3%
751 to 800	8.9%	7.8%
801 and over	4.5%	4.0%
Total	100.0%	100.0%

Current Coupon	June 30, 2019	December 31, 2018
3.00% or less	5.7%	8.6%
3.01% - 4.00%	17.9%	16.1%
4.01% - 5.00%	36.6%	35.2%
5.01% – 6.00%	22.3%	19.0%
6.01% and over	17.5%	21.1%
Total	100.0%	100.0%

Delinquency Status	June 30, 2019	December 31, 2018
Current	83.2%	71.8%
31 – 60 days	7.9%	6.4%
61 – 90 days	2.3%	12.3%
90+ days	6.6%	9.5%
Total	100.0%	100.0%

Origination Year	June 30, 2019	December 31, 2018
2005 or earlier	21.7%	23.8%
2006	14.9%	16.0%
2007	25.1%	27.4%
2008 or later	38.3%	32.8%
Total	100.0%	100.0%

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

The following table details our portfolio of distressed residential mortgage loans at carrying value at June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
June 30, 2019	2,125	$178,323	$169,295
December 31, 2018	2,702	242,007	228,466
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

Characteristics of Distressed Residential Mortgage Loans accounted for under ASC 310-30:

Loan to Value at Purchase	June 30, 2019	December 31, 2018
50.00% or less	4.6%	3.9%
50.01% - 60.00%	4.9%	4.8%
60.01% - 70.00%	6.8%	7.6%
70.01% - 80.00%	14.1%	12.4%
80.01% - 90.00%	14.4%	13.7%
90.01% - 100.00%	16.0%	15.0%
100.01% and over	39.2%	42.6%
Total	100.0%	100.0%

FICO Scores at Purchase	June 30, 2019	December 31, 2018
550 or less	21.8%	20.3%
551 to 600	31.1%	30.5%
601 to 650	29.8%	29.3%
651 to 700	11.3%	12.3%
701 to 750	4.2%	5.3%
751 to 800	1.6%	1.9%
801 and over	0.2%	0.4%
Total	100.0%	100.0%

Current Coupon	June 30, 2019	December 31, 2018
3.00% or less	6.4%	7.9%
3.01% - 4.00%	6.6%	8.5%
4.01% - 5.00%	21.9%	21.2%
5.01% – 6.00%	13.2%	13.6%
6.01% and over	51.9%	48.8%
Total	100.0%	100.0%

Delinquency Status	June 30, 2019	December 31, 2018
Current	67.8%	65.7%
31 – 60 days	8.8%	10.6%
61 – 90 days	3.1%	4.5%
90+ days	20.3%	19.2%
Total	100.0%	100.0%

Origination Year	June 30, 2019	December 31, 2018
2005 or earlier	30.5%	29.2%
2006	17.6%	17.9%
2007	30.7%	32.1%
2008 or later	21.2%	20.8%
Total	100.0%	100.0%

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At June 30, 2019, residential mortgage loans held in securitization trusts totaled approximately $48.8 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss was $4.8 million, which represents the difference between the carrying amount of (i) the ARM loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. Of the residential mortgage loans held in securitization trusts, 100% are traditional ARMs or hybrid ARMs, 81.4% of which were ARM loans that were interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. As of June 30, 2019, the interest only period for the interest only ARM loans included in these securitizations has ended.

The following table details our residential mortgage loans held in securitization trusts at June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
June 30, 2019	177	$51,986	$48,799
December 31, 2018	196	60,171	56,795

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of June 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	June 30, 2019			December 31, 2018
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$422	$2,850	$48	$425	$2,850	$48
Current Coupon Rate	5.00%	6.88%	3.00%	4.75%	6.63%	3.00%
Gross Margin	2.36%	4.13%	1.13%	2.36%	4.13%	1.13%
Lifetime Cap	11.32%	12.63%	9.38%	11.32%	12.63%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	190	198	157	197	204	163
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	727	818	603	725	818	603
Original LTV	70.59%	95.00%	16.28%	70.54%	95.00%	16.28%

Investments in Unconsolidated Entities. Investments in unconsolidated entities is comprised of ownership interests in entities that invest in multi-family or residential real estate and related assets. As of June 30, 2019 and December 31, 2018, we had approximately $166.1 million and $73.5 million of investments in unconsolidated entities, respectively.

Preferred Equity and Mezzanine Loan Investments.  The Company had preferred equity and mezzanine loan investments in the amount of $191.4 million and $165.6 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, all preferred equity and mezzanine loan investments were paying in accordance with their contractual terms. During the three and six months ended June 30, 2019, there were no impairments with respect to our preferred equity and mezzanine loan investments.
The following tables summarize our preferred equity and mezzanine loan investments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	31	$184,727	$186,139	11.48%	7.2
Mezzanine loans	3	6,660	6,675	12.08%	24.5
Total	34	$191,387	$192,814	11.50%	7.8

	December 31, 2018
	Count	Carrying Amount (1)	Investment Amount (1)	Weighted Average Interest or Preferred Return Rate (2)	Weighted Average Remaining Life (Years)
Preferred equity investments	24	$154,629	$155,819	11.59%	7.2
Mezzanine loans	4	10,926	10,970	12.29%	17.5
Total	28	$165,555	$166,789	11.63%	7.8

(1)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees, or deferred expenses.

(2)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loan Investments Characteristics:

Combined Loan to Value at Investment	June 30, 2019	December 31, 2018
70.01% - 80.00%	9.7%	10.4%
80.01% - 90.00%	90.3%	89.6%
Total	100.0%	100.0%
Consolidated K-Series. As of June 30, 2019 and December 31, 2018, we owned 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in eleven and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of June 30, 2019 and December 31, 2018, respectively, of which we, or one of our SPEs, own the first loss POs and, in certain cases, IOs and/or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Consolidated K-Series were comprised of $14.6 billion and $11.7 billion, respectively, in multi-family loans held in securitization trusts and $13.8 billion and $11.0 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.14% and 3.96%, respectively. The increases in multi-family loans held in securitization trusts and multi-family CDOs during the six months ended June 30, 2019 were primarily due to the consolidation of $2.4 billion in multi-family loans held in securitization trusts and $2.3 billion in multi-family CDOs in connection with the purchase of $101.6 million in additional first loss POs and certain IOs and mezzanine CMBS securities. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and six months ended June 30, 2019 included interest income of $133.2 million and $244.9 million, respectively, and interest expense of $114.9 million and $211.7 million, respectively. Also, we recognized a $5.2 million and a $14.6 million unrealized gain in the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively, as a result of the fair value accounting method election. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and six months ended June 30, 2018 included interest income of $85.6 million and $170.7 million, respectively, and interest expense of $74.7 million and $149.2 million, respectively. Also, we recognized a $12.0 million and a $19.6 million unrealized gain in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than those securities represented by our first loss POs, IOs and mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss PO, and, in certain cases, IOs and/or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $801.2 million and $657.6 million as of June 30, 2019 and December 31, 2018, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back multi-family loans held in securitization trusts as of June 30, 2019 and the multi-family CMBS investment securities available for sale, held in securitization trusts, and multi-family loans held in securitization trusts as of December 31, 2018 (dollar amounts in thousands, except as noted):

	June 30, 2019	December 31, 2018
Current balance of loans	$13,726,641	$13,593,818
Number of loans	710	773
Weighted average original LTV	68%	68.8%
Weighted average underwritten debt service coverage ratio	1.48	1.45x
Current average loan size	$19,333	$19,364
Weighted average original loan term (in months)	125	123
Weighted average current remaining term (in months)	77	64
Weighted average loan rate	4.28%	4.34%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	16.1%	14.8%
Texas	12.4%	13.0%
Maryland	5.8%	5.0%
New York	5.1%	6.4%
Florida	5.0%	4.5%

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
At June 30, 2019 and December 31, 2018, the Company had no outstanding swaps that qualify as cash flow hedges for financial reporting purposes. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

As of June 30, 2019, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.8 billion and a weighted average interest rate of 3.28%. At December 31, 2018, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.5 billion and a weighted average interest rate of 3.41%. Our repurchase agreements secured by investment securities have a weighted average days to maturity of 106 days.

As of June 30, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2018, the Company's only exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity was to Jefferies & Company, Inc. at 5.04%. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of June 30, 2019, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 86.1% that implies a weighted average "haircut" of 13.9%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 26%, and 21%, respectively, at June 30, 2019. As of December 31, 2018, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 87.7% that implies an average "haircut" of 12.3%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and CMBS was approximately 5%, 25%, and 23%, respectively, at December 31, 2018.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2019, 2018 and 2017 for our repurchase agreement borrowings secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2019	$1,749,293	$1,843,815	$1,843,815
March 31, 2019	$1,604,421	$1,654,439	$1,654,439

December 31, 2018	$1,372,459	$1,543,577	$1,543,577
September 30, 2018	$1,144,080	$1,130,659	$1,163,683
June 30, 2018	$1,230,648	$1,179,961	$1,279,121
March 31, 2018	$1,287,939	$1,287,314	$1,297,949

December 31, 2017	$1,224,771	$1,276,918	$1,276,918
September 30, 2017	$624,398	$608,304	$645,457
June 30, 2017	$688,853	$656,350	$719,222
March 31, 2017	$702,675	$702,309	$762,382

Distressed and Other Residential Mortgage Loans

The Company has master repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity
June 30, 2019	$950,000	$761,361	$891,664	4.43%	7.01
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

Residential Collateralized Debt Obligations. As of June 30, 2019 and December 31, 2018, we had Residential CDOs of $45.3 million and $53.0 million, respectively. As of June 30, 2019 and December 31, 2018, the weighted average interest rate of these Residential CDOs was 3.02% and 3.12%, respectively. The Residential CDOs are collateralized by ARMs with a principal balance of $52.0 million and $60.2 million at June 30, 2019 and December 31, 2018, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations that issued Residential CDOs, and, as of June 30, 2019 and December 31, 2018, had a net investment in these residential securitization trusts of $4.8 million.

Securitized Debt. On March 14, 2019, the Company exercised its option to redeem the notes issued by its multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million. Additionally, on March 25, 2019, the Company repaid outstanding notes from its April 2016 distressed residential mortgage loan securitization with an outstanding principal balance of $6.5 million.

As of December 31, 2018, the Company had approximately $42.3 million of securitized debt. As of December 31, 2018, the weighted average interest rate for the Company's securitized debt was 4.96%. The Company’s securitized debt was collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 9 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Debt. The Company's debt as of June 30, 2019 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

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

Subordinated Debentures

As of June 30, 2019, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 6.43%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

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

The Company also consolidates Kiawah River View Investors LLC ("KRVI") into its condensed consolidated financial statements. KRVI's real estate under development is subject to a note payable of $4.0 million that has an unused commitment of $4.4 million as of June 30, 2019. See Note 9 to our condensed consolidated financial statements included in this report for more information on KRVI.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at June 30, 2019 was $1.5 billion and included $11.0 million of accumulated other comprehensive income. The accumulated other comprehensive income at June 30, 2019 consisted of $15.1 million in net unrealized gains related to our CMBS and $4.4 million in net unrealized gains related to our non-Agency RMBS, partially offset by $8.5 million in net unrealized losses related to our Agency RMBS. The Company's stockholders’ equity at December 31, 2018 was $1.2 billion and included $22.1 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2018 consisted of $38.3 million in unrealized losses related to our Agency RMBS and $1.2 million in net unrealized losses related to our non-Agency RMBS, partially offset by $17.4 million in net unrealized gains related to our CMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2019 (amounts in thousands, except per share):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,079,105	187,831	$5.75	$879,389	155,590	$5.65
Common stock issuance, net (2)	138,471	23,042		324,492	55,283
Preferred stock issuance, net	16,087			16,087
Preferred stock liquidation preference	(16,532)			(16,532)
Balance after share issuance activity	1,217,131	210,873	5.77	1,203,436	210,873	5.71
Dividends declared	(42,155)		(0.20)	(79,721)		(0.38)
Net change in accumulated other comprehensive income:
Investment securities, available for sale (3)	20,092		0.10	33,139		0.16
Net income attributable to Company's common stockholders	16,478		0.08	54,692		0.26
Ending Balance	$1,211,546	210,873	$5.75	$1,211,546	210,873	$5.75

(1)	Outstanding shares used to calculate book value per share for the three and six months ended June 30, 2019 are 210,872,614.

(2)	Includes amortization of stock based compensation.

(3)	The increases relate to unrealized gains in our investment securities due to improved pricing.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management and incentive fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the multi-family CMBS first loss POs we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our multi-family CMBS first loss POs are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically ten to fifteen years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain assets from its investment portfolio as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the six months ended June 30, 2019, net cash and restricted cash increased primarily as a result of $569.7 million provided by financing activities and $7.0 million provided by operating activities, which was partially offset by $549.9 million used in investing activities.

Our financing activities primarily included net proceeds from repurchase agreements of $472.0 million and $337.8 million in net proceeds from issuance of common and preferred stock, partially offset by $106.1 million in payments made on multi-family CDOs, $80.5 million in aggregate dividends paid on common stock and preferred stock, $45.6 million in extinguishment of and payments made on securitized debt, and $7.8 million in payments made on Residential CDOs.

Our investing activities primarily included $380.5 million of purchases of residential mortgage loans and distressed residential mortgage loans, $321.1 million of purchases of investment securities, $130.0 million in funding of preferred equity investments, equity and mezzanine loan investments, $101.6 million of purchases of investments held in multi-family securitization trusts, and $33.4 million in net payments made on other derivative instruments settled during the period, partially offset by $144.2 million in principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans, $106.4 million in principal repayments received on multi-family loans held in securitization trusts, $84.4 million in principal paydowns on investment securities available for sale, $56.8 million in proceeds from sales of investment securities, $20.4 million in principal repayments received on preferred equity and mezzanine loan investments, and $3.6 million in net proceeds from sales of real estate in Consolidated VIEs.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from the issuance of common and preferred equity and debt securities, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, notes or other securities that are senior to our interests. At June 30, 2019, we had cash and cash equivalents balances of $135.0 million, which increased from $103.7 million at December 31, 2018. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of June 30, 2019, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of June 30, 2019, we had an aggregate amount at risk under our repurchase agreements of approximately $313.1 million, with no more than approximately $67.4 million at risk with any single counterparty. At June 30, 2019, the Company had short-term repurchase agreement borrowings of $1.8 billion as compared to $1.5 billion as of December 31, 2018.

As of June 30, 2019, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities we believe may be posted as margin. We had $135.0 million in cash and cash equivalents and $388.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2019 included $73.5 million of Agency RMBS, $91.6 million of CMBS, $198.3 million of non-Agency RMBS and $24.7 million of ABS. We believe the cash and unencumbered securities, which collectively represent 28.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At June 30, 2019, the Company also had longer-term master repurchase agreements with terms of up to one year with certain third party financial institutions that are secured by certain of our residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis - Repurchase Agreements" for further information.

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

At June 30, 2019, we also had other longer-term debt, including Residential CDOs outstanding of $45.3 million, multi-family CDOs outstanding of $13.8 billion (which represent obligations of the Consolidated K-Series), and subordinated debt of $45.0 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively.

As of June 30, 2019, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.8 to 1. Our overall leverage ratio does not include debt associated with the Multi-family CDOs, the Residential CDOs or other non-recourse debt, for which we have no obligation. As of June 30, 2019, our leverage ratio on our short term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.7 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

For information regarding secondary equity offerings of our common stock for the periods covered by this report, please see Note 17 to our condensed consolidated financial statements included in this report.

During the three and six months ended June 30, 2019, there were 2,260,200 shares of common stock issued under the equity distribution agreement relating to our common equity "at-the-market" offering program ("Common Equity Distribution Agreement"). As of June 30, 2019, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

During the three and six months ended June 30, 2019, the Company issued 661,287 shares of preferred stock under the equity distribution agreement relating to our preferred equity "at-the-market" offering program ("Preferred Equity Distribution Agreement"), at an average sales price of $24.72 per share, resulting in total net proceeds to the Company of $16.1 million. As of June 30, 2019, approximately $33.7 million of preferred stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of June 30, 2019 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(29,992)
+100	$(15,792)
-100	$14,114

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, non-Agency RMBS, ABS, multi-family CMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to borrower defaults.

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

With respect to the $169.3 million of distressed residential mortgage loans at carrying value and $758.8 million of distressed residential mortgage loans at fair value owned by the Company at June 30, 2019, we purchased the majority of these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default. In connection with our loan acquisitions, we or a third party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential mortgage loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

We are exposed to credit risk in our investments in non-Agency RMBS totaling $432.8 million as of June 30, 2019. The non-Agency RMBS in our investment portfolio consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios.

As of June 30, 2019, we own $651.9 million of multi-family CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 45.1% of current par. Prior to the acquisition of each of our multi-family CMBS POs, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analysis. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of June 30, 2019, we own approximately $307.5 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised such rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment. In February 2019, the Company successfully resolved its investment in The Clusters with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While a significant amount of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our multi-family CMBS POs and residential mortgage loans, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of June 30, 2019 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of June 30, 2019, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(222,972)	3.7
+100	$(71,996)	3.3
Base		3.0
-100	$71,891	2.8

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2019).

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

10.1
Amendment No. 1 to the New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2019).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 6, 2019	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Kristine R. Nario-Eng
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

3.2
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2019).

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

10.1
Amendment No. 1 to the New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2019).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.