Form 10-Q
period 2019-09-30
NEW YORK MORTGAGE TRUST INC
filed 2019-11-07
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
(Address of Principal Executive Office) (Zip Code)

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Trading Symbols)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ	Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTP	NASDAQ	Stock Market
7.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTO	NASDAQ	Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ	Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ	Stock Market

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 7, 2019 was 262,621,039.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value	$1,904,018	$1,512,252
Distressed and other residential mortgage loans, at fair value	1,116,128	737,523
Distressed and other residential mortgage loans, net	210,466	285,261
Investments in unconsolidated entities	168,933	73,466
Preferred equity and mezzanine loan investments	178,997	165,555
Multi-family loans held in securitization trusts, at fair value	15,863,264	11,679,847
Derivative assets	20,673	10,263
Cash and cash equivalents	65,906	103,724
Real estate held for sale in consolidated variable interest entities	—	29,704
Goodwill	25,222	25,222
Receivables and other assets	205,642	114,821
Total Assets (1)	$19,759,249	$14,737,638
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$2,559,880	$2,131,505
Residential collateralized debt obligations	42,119	53,040
Multi-family collateralized debt obligations, at fair value	14,978,199	11,022,248
Convertible notes	132,395	130,762
Subordinated debentures	45,000	45,000
Mortgages and notes payable in consolidated variable interest entities	935	31,227
Securitized debt	—	42,335
Accrued expenses and other liabilities	153,722	101,228
Total liabilities (1)	17,912,250	13,557,345
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,138,019 and 3,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	75,733	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 6,600,000 and 4,140,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively, 4,144,161 and 3,600,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	100,170	86,862
Preferred stock, $0.01 par value, 8.00% Series D Fixed-to-Floating Rate cumulative redeemable, $25 liquidation preference per share, 8,400,000 and 5,750,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively, 5,968,527 and 5,400,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	144,298	130,496
Common stock, $0.01 par value, 400,000,000 shares authorized, 262,621,039 and 155,589,528 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,626	1,556
Additional paid-in capital	1,648,661	1,013,391
Accumulated other comprehensive income (loss)	21,916	(22,135)
Accumulated deficit	(145,896)	(103,178)
Company's stockholders' equity	1,847,508	1,179,389
Non-controlling interest in consolidated variable interest entities	(509)	904
Total equity	1,846,999	1,180,293
Total Liabilities and Stockholders' Equity	$19,759,249	$14,737,638

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2019 and December 31, 2018, assets of consolidated VIEs totaled $15,976,914 and $11,984,374, respectively, and the liabilities of consolidated VIEs totaled $15,072,191 and $11,191,736, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Investment securities and other interest earning assets	$17,503	$11,147	$48,173	$35,087
Distressed and other residential mortgage loans	16,776	6,770	46,266	19,415
Preferred equity and mezzanine loan investments	5,505	5,874	15,660	15,182
Multi-family loans held in securitization trusts	139,818	86,458	384,743	257,179
Total interest income	179,602	110,249	494,842	326,863

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	23,540	10,548	66,749	30,673
Residential collateralized debt obligations	338	462	1,162	1,348
Multi-family collateralized debt obligations	120,329	75,145	332,041	224,310
Convertible notes	2,713	2,669	8,097	7,971
Subordinated debentures	711	712	2,185	2,023
Securitized debt	—	1,110	742	3,684
Total interest expense	147,631	90,646	410,976	270,009

NET INTEREST INCOME	31,971	19,603	83,866	56,854

NON-INTEREST INCOME:
Recovery of loan losses	244	840	2,605	1,235
Realized gains (losses), net	6,102	3,232	32,556	(7,228)
Unrealized gains (losses), net	11,112	14,094	13,898	57,518
Loss on extinguishment of debt	—	—	(2,857)	—
Income from real estate held for sale in consolidated variable interest entities	—	1,380	215	4,759
Other income	3,938	4,757	14,405	8,981
Total non-interest income	21,396	24,303	60,822	65,265

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	8,345	6,196	25,804	16,129
Base management and incentive fees	(31)	844	1,235	2,486
Expenses related to distressed and other residential mortgage loans	3,974	2,117	9,805	5,531
Expenses related to real estate held for sale in consolidated variable interest entities	—	755	482	3,234
Total general, administrative and operating expenses	12,288	9,912	37,326	27,380

INCOME FROM OPERATIONS BEFORE INCOME TAXES	41,079	33,994	107,362	94,739
Income tax benefit	(187)	(454)	(247)	(547)

NET INCOME	41,266	34,448	107,609	95,286
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	113	(475)	645	(2,001)
NET INCOME ATTRIBUTABLE TO COMPANY	41,379	33,973	108,254	93,285
Preferred stock dividends	(6,544)	(5,925)	(18,726)	(17,775)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$34,835	$28,048	$89,528	$75,510

Basic earnings per common share	$0.15	$0.21	$0.44	$0.63
Diluted earnings per common share	$0.15	$0.20	$0.43	$0.60
Weighted average shares outstanding-basic	234,043	132,413	203,270	119,955
Weighted average shares outstanding-diluted	255,537	152,727	224,745	140,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$34,835	$28,048	$89,528	$75,510
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	15,356	(9,874)	62,160	(40,876)
Reclassification adjustment for net gain included in net income	(4,444)	—	(18,109)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	10,912	(9,874)	44,051	(40,876)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$45,747	$18,174	$133,579	$34,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, June 30, 2019	$2,109	$305,842	$1,337,330	$(128,207)	$11,004	$1,528,078	$(396)	$1,527,682
Net income	—	—	—	41,379	—	41,379	(113)	41,266
Common stock issuance, net	517	—	311,331	—	—	311,848	—	311,848
Preferred stock issuance, net	—	14,359	—	—	—	14,359	—	14,359
Dividends declared on common stock	—	—	—	(52,524)	—	(52,524)	—	(52,524)
Dividends declared on preferred stock	—	—	—	(6,544)	—	(6,544)	—	(6,544)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,444)	(4,444)	—	(4,444)
Increase in fair value of available for sale securities	—	—	—	—	15,356	15,356	—	15,356
Balance, September 30, 2019	$2,626	$320,201	$1,648,661	$(145,896)	$21,916	$1,847,508	$(509)	$1,846,999

Balance, June 30, 2018	$1,243	$289,755	$825,960	$(75,541)	$(25,449)	$1,015,968	$234	$1,016,202
Net income	—	—	—	33,973	—	33,973	475	34,448
Common stock issuance, net	169	—	101,625	—	—	101,794	—	101,794
Dividends declared on common stock	—	—	—	(28,243)	—	(28,243)		(28,243)
Dividends declared on preferred stock	—	—		(5,925)	—	(5,925)	—	(5,925)
Decrease in fair value of available for sale securities	—	—	—	—	(9,874)	(9,874)	—	(9,874)
Increase in non-controlling interest in variable interest entities	—	—	—	—	—	—	287	287
Balance, September 30, 2018	$1,412	$289,755	$927,585	$(75,736)	$(35,323)	$1,107,693	$996	$1,108,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income	—	—	—	108,254	—	108,254	(645)	107,609
Common stock issuance, net	1,070	—	635,270	—	—	636,340	—	636,340
Preferred stock issuance, net	—	30,446	—	—	—	30,446	—	30,446
Dividends declared on common stock	—	—	—	(132,246)	—	(132,246)	—	(132,246)
Dividends declared on preferred stock	—	—	—	(18,726)	—	(18,726)	—	(18,726)
Reclassification adjustment for net gain included in net income	—	—	—	—	(18,109)	(18,109)	—	(18,109)
Increase in fair value of available for sale securities	—	—	—	—	62,160	62,160	—	62,160
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, September 30, 2019	$2,626	$320,201	$1,648,661	$(145,896)	$21,916	$1,847,508	$(509)	$1,846,999

Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	93,285	—	93,285	2,001	95,286
Common stock issuance, net	293	—	176,430	—	—	176,723	—	176,723
Dividends declared on common stock	—	—	—	(75,529)	—	(75,529)	—	(75,529)
Dividends declared on preferred stock	—	—	—	(17,775)	—	(17,775)	—	(17,775)
Decrease in fair value of available for sale securities	—	—	—	—	(40,876)	(40,876)	—	(40,876)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(5,141)	(5,141)
Balance, September 30, 2018	$1,412	$289,755	$927,585	$(75,736)	$(35,323)	$1,107,693	$996	$1,108,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$107,609	$95,286
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion	(35,948)	(19,109)
Realized (gains) losses, net	(32,556)	7,228
Unrealized (gains) losses, net	(13,898)	(57,518)
Gain on sale of real estate held for sale in consolidated variable interest entities	(1,580)	(2,328)
Impairment of real estate under development in consolidated variable interest entities	1,660	2,091
Loss on extinguishment of debt	2,857	—
Recovery of loan losses	(2,605)	(1,235)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(31,670)	(24,020)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	18,861	15,957
Amortization of stock based compensation, net	4,079	1,906
Changes in operating assets and liabilities:
Receivables and other assets	(21,393)	497
Accrued expenses and other liabilities	30,962	326
Net cash provided by operating activities	26,378	19,081

Cash Flows from Investing Activities:
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	3,587	33,192
Proceeds from sales of investment securities	97,951	26,899
Purchases of investment securities	(563,441)	(140,241)
Purchases of other assets	(939)	(131)
Capital expenditures on real estate held for sale in consolidated variable interest entities	(128)	(311)
Funding of preferred equity, equity and mezzanine loan investments	(147,383)	(65,668)
Principal repayments received on preferred equity and mezzanine loan investments	37,885	9,543
Return of capital from unconsolidated entity investments	13,378	11,871
Proceeds from mortgage loans held for investment	1,580	—
(Net payments made on) received from other derivative instruments settled during the period	(52,598)	17,719
Principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans	189,714	106,520
Principal repayments received on multi-family loans held in securitization trusts	368,811	101,953
Principal paydowns on investment securities - available for sale	135,956	193,070
Proceeds from sale of real estate owned	2,035	3,183
Purchases of residential mortgage loans and distressed residential mortgage loans	(460,167)	(118,679)
Purchases of investments held in multi-family securitization trusts	(162,081)	(37,686)
Deposit for investment in a residential securitization	(66,000)	—
Net cash (used in) provided by investing activities	(601,840)	141,234

Cash Flows from Financing Activities:
Net proceeds from (net payments made on) repurchase agreements	427,077	(118,596)
Common stock issuance, net	632,248	174,995
Preferred stock issuance, net	30,490	—
Dividends paid on common stock	(110,839)	(69,668)
Dividends paid on preferred stock	(18,107)	(17,835)
Payments made on mortgages and notes payable in consolidated variable interest entities	(3,087)	(25,781)
Proceeds from mortgages and notes payable in consolidated variable interest entities	—	1,130
Payments made on residential collateralized debt obligations	(10,963)	(13,859)
Payments made on multi-family collateralized debt obligations	(368,107)	(101,958)
Extinguishment of and payments made on securitized debt	(45,557)	(29,170)
Net cash provided by (used in) financing activities	533,155	(200,742)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(42,307)	(40,427)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	109,145	106,195
Cash, Cash Equivalents and Restricted Cash - End of Period	$66,838	$65,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$456,242	$315,469
Cash paid for income taxes	$21	$1,711

Non-Cash Investment Activities:
Consolidation of multi-family loans held in securitization trusts	$3,795,606	$805,163
Consolidation of multi-family collateralized debt obligations	$3,633,525	$767,477
Transfer from residential loans to real estate owned	$4,529	$5,805

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$52,524	$28,243
Dividends declared on preferred stock to be paid in subsequent period	$6,544	$5,925
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable entities	$27,260	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$65,906	$57,471
Restricted cash included in receivables and other assets	$932	$8,297
Total cash, cash equivalents, and restricted cash	$66,838	$65,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The Company conducts its business through the parent company, New York Mortgage Trust, Inc., and several subsidiaries, including special purpose subsidiaries established for securitization purposes, taxable REIT subsidiaries (“TRSs”) and qualified REIT subsidiaries (“QRSs”). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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
“ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARMs held in our securitization trusts formed in 2005;
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
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as PO, IO, or senior or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;
“Multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;
“CDOs” refers to collateralized debt obligations;
“non-QM loans” refers to residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (“CFPB”);
“qualified mortgage” refers to a mortgage loan eligible for delivery to a GSE under the rules of the CFPB, which have certain requirements such as debt-to-income ratio, being fully-amortizing, and limits on loan fees; and
“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2019, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Provided below is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Adoption of Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842")

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method applied to all leases that were not completed as of January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We elected the practical expedients allowed for under ASC 842 that exempt an entity from reassessing whether existing contracts contain leases, reassessing the lease classification of existing leases, and reassessing the initial direct costs for existing leases. As such, there was no cumulative impact on opening accumulated deficit as of January 1, 2019 of adopting ASC 842 under the modified retrospective transition method. Operating lease right of use assets of $9.6 million and operating lease liabilities of $10.0 million are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets, respectively, as of September 30, 2019. The adoption of ASC 842 did not have a material effect on our results of operations for the three and nine months ended September 30, 2019.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The amendments allow an entity to make an irrevocable one-time election to measure financial assets accounted for under ASC 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, using the fair value option upon adoption of ASU 2016-13. For the Company, the amendments are effective upon adoption of ASU 2016-13. The amendments in ASU 2019-05 should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings as of the date that an entity adopted the amendments in ASU 2016-13. The Company is currently assessing the impact of this guidance in conjunction with ASU 2016-13 as the ASUs will affect the Company's accounting for distressed and other residential mortgage loans, net and preferred equity and mezzanine loan investments that are accounted for as loans. It is the Company's intention to elect fair value option for impacted assets but the Company will continue to evaluate the new standards and any changes in our business or additional amendments to these standards could change our intention to elect fair value option.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019				December 31, 2018
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Agency ARMs
Freddie Mac	$23,841	$—	$(675)	$23,166	$26,338	$—	$(1,052)	$25,286
Fannie Mae	33,323	17	(705)	32,635	43,984	8	(1,384)	42,608
Ginnie Mae	2,971	—	(101)	2,870	3,627	—	(127)	3,500
Total Agency ARMs (1)	60,135	17	(1,481)	58,671	73,949	8	(2,563)	71,394
Agency Fixed- Rate
Freddie Mac	79,266	997	(433)	79,830	87,018	—	(2,526)	84,492
Fannie Mae	819,540	3,860	(6,063)	817,337	915,039	—	(33,195)	881,844
Total Agency Fixed-Rate	898,806	4,857	(6,496)	897,167	1,002,057	—	(35,721)	966,336

Total Agency RMBS	958,941	4,874	(7,977)	955,838	1,076,006	8	(38,284)	1,037,730
Non-Agency RMBS (1)(2)(3)	610,624	11,800	(896)	621,528	215,337	166	(1,466)	214,037
CMBS (1) (2)	264,721	13,831	(154)	278,398	243,046	17,815	(376)	260,485
ABS (3)	48,557	—	(303)	48,254	—	—	—	—
Total investment securities available for sale	$1,882,843	$30,505	$(9,330)	$1,904,018	$1,534,389	$17,989	$(40,126)	$1,512,252

(1)	For the Company's Agency ARMs, non-Agency RMBS, and CMBS securities with stated reset periods, the weighted average reset periods are 27 months, 45 months, and one month, respectively.

(2)	Included in CMBS is $52.7 million of first loss POs and certain IOs held in securitization trusts as of December 31, 2018.

(3)	For the Company's non-Agency RMBS IOs and ABS, unrealized gains and losses are recognized in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.

Realized Gain or Loss Activity

During the three and nine months ended September 30, 2019 the Company received total proceeds of approximately $41.2 million and $98.0 million, respectively, from the sale of investment securities available for sale, realizing a net gain of approximately $5.0 million and $21.8 million, respectively. The Company did not sell investment securities available for sale during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company received total proceeds of approximately $26.9 million from the sale of investment securities available for sale, realizing a net loss of approximately $12.3 million.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with contractual maturities up to 41 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2019 and December 31, 2018, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 5.6 years and 5.7 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Weighted Average Life	September 30, 2019	December 31, 2018
0 to 5 years	$840,518	$456,947
Over 5 to 10 years	688,443	1,043,369
10+ years	375,057	11,936
Total	$1,904,018	$1,512,252

Unrealized Losses in Other Comprehensive Income

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through other comprehensive income, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

September 30, 2019	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$291,801	$(7,977)	$291,801	$(7,977)
Non-Agency RMBS	15,430	(178)	118	(14)	15,548	(192)
CMBS	31,311	(154)	—	—	31,311	(154)
Total investment securities available for sale	$46,741	$(332)	$291,919	$(7,991)	$338,660	$(8,323)

At September 30, 2019, the Company does not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company’s Agency RMBS were $8.0 million at September 30, 2019. Agency RMBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that, at September 30, 2019, any unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $0.2 million and $0.2 million, respectively, at September 30, 2019. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of other-than-temporary impairment and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

Other than Temporary Impairment

For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize other-than-temporary impairment through earnings.

4.	Distressed and Other Residential Mortgage Loans, At Fair Value
Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.
The Company’s distressed and other residential mortgage loans at fair value consist of the following as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
September 30, 2019	$1,150,176	$(72,684)	$38,636	$1,116,128
December 31, 2018	788,372	(54,905)	4,056	737,523

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net attributable to distressed and other residential mortgage loans at fair value for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gains on payoff and sale of loans	$1,658	$1,127	$7,177	$1,496
Net unrealized gains (losses)	16,818	(484)	34,580	(923)

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of distressed and other residential mortgage loans at fair value as of September 30, 2019 and December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018
California	23.2%	27.9%
Florida	9.8%	9.0%
Texas	6.0%	4.2%
New York	6.0%	5.1%

The following table presents the fair value and aggregate unpaid principal balance of the Company's distressed and other residential mortgage loans at fair value greater than 90 days past due and in non-accrual status as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance
September 30, 2019	$71,251	$87,882
December 31, 2018	60,117	75,167

Additionally, the fair value and aggregate unpaid principal balance of distressed and other residential mortgage loans at fair value held in non-accrual status but less than 90 days past due was approximately $2.6 million and $3.1 million, respectively, as of September 30, 2019.

Distressed and other residential mortgage loans with a fair value of approximately $854.4 million and $626.2 million at September 30, 2019 and December 31, 2018, respectively, are pledged as collateral for master repurchase agreements (see Note 12).

5.	Distressed and Other Residential Mortgage Loans, Net

Distressed Residential Mortgage Loans, Net

As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s distressed residential mortgage loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") amounts to approximately $164.8 million and $228.5 million, respectively.

The Company has elected the fair value option for all distressed residential loans purchased after June 30, 2017 (see Note 4).

The following table details activity in accretable yield for the distressed residential mortgage loans, net for the nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	September 30, 2019	September 30, 2018
Balance at beginning of period	$195,560	$303,949
Additions	1,813	6,007
Disposals	(48,383)	(64,876)
Accretion	(4,672)	(11,999)
Balance at end of period (1)	$144,318	$233,081

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the nine month periods ended September 30, 2019 and 2018 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, net as of September 30, 2019 and December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018
North Carolina	10.3%	9.0%
Florida	10.0%	10.4%
Georgia	7.1%	7.2%
South Carolina	5.7%	5.6%
Virginia	5.6%	5.3%
Texas	5.5%	4.9%
New York	5.3%	5.4%
Ohio	5.2%	5.0%

The Company had no distressed residential mortgage loans held in securitization trusts pledged as collateral for securitized debt as of September 30, 2019. The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $88.1 million at December 31, 2018 were pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $83.3 million and $128.1 million at September 30, 2019 and December 31, 2018, respectively, are pledged as collateral for a master repurchase agreement (see Note 12).

Residential Mortgage Loans Held in Securitization Trusts, Net

Residential mortgage loans held in securitization trusts, net are comprised of certain ARMs transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. Residential mortgage loans held in securitization trusts, net consist of the following as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Unpaid principal balance	$48,869	$60,171
Deferred origination costs – net	311	383
Allowance for loan losses	(3,508)	(3,759)
Total	$45,672	$56,795

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts, net for the nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$3,759	$4,191
Provision for (recovery of) loan losses	25	(93)
Transfer to real estate owned	(167)	—
Charge-offs	(109)	(435)
Balance at the end of period	$3,508	$3,663

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2019 was $3.5 million, representing 718 basis points of the outstanding principal balance of residential mortgage loans held in securitization trusts, as compared to 625 basis points as of December 31, 2018. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including, but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

All of the Company’s residential mortgage loans held in securitization trusts and real estate owned are pledged as collateral for the residential collateralized debt obligations (the "Residential CDOs") issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million as of September 30, 2019 and December 31, 2018.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2019, we had 17 delinquent loans with an aggregate principal amount outstanding of approximately $10.3 million categorized as residential mortgage loans held in securitization trusts, net, of which $6.5 million, or 63%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts as of September 30, 2019 (dollar amounts in thousands):

September 30, 2019

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
90 +	17	$10,289	20.92%
Real estate owned through foreclosure	1	$360	0.73%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
New York	36.0%	33.9%
Massachusetts	17.5%	20.0%
New Jersey	12.6%	14.5%
Florida	11.8%	9.9%
Maryland	5.4%	5.3%

6.	Consolidated K-Series

The Company's investments in first loss POs, certain IOs and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-series securitizations that the Company consolidates in its financial statements in accordance with GAAP represent the "Consolidated K-Series." The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS that we own with an aggregate net carrying value of $885.1 million and $657.6 million at September 30, 2019 and December 31, 2018, respectively (see Note 9). The Consolidated K-Series is comprised of twelve and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of September 30, 2019 and December 31, 2018, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2019 and December 31, 2018, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2019	December 31, 2018
Assets
Multi-family loans held in securitization trusts, at fair value	$15,863,264	$11,679,847
Receivables	51,950	41,850
Total Assets	$15,915,214	$11,721,697
Liabilities and Equity
Multi-family CDOs, at fair value	$14,978,199	$11,022,248
Accrued expenses	50,783	41,102
Total Liabilities	15,028,982	11,063,350
Equity	886,232	658,347
Total Liabilities and Equity	$15,915,214	$11,721,697

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $14.7 billion and $11.5 billion at September 30, 2019 and December 31, 2018, respectively. The multi-family CDOs (the "Multi-Family CDOs") had aggregate unpaid principal balances of approximately $14.7 billion and $11.5 billion at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the current weighted average interest rate on these Multi-Family CDOs was 4.11% and 3.96%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by the first loss POs, IOs and certain senior and mezzanine securities owned by the Company). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of Multi-Family CDOs, approximates the fair value of our underlying securities (see Note 15).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2019 and 2018, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2019	2018	2019	2018
Interest income	$139,818	$86,458	$384,743	$257,179
Interest expense	120,329	75,145	332,041	224,310
Net interest income	19,489	11,313	52,702	32,869
Unrealized gains, net	7,630	12,303	22,247	31,867
Net income	$27,119	$23,616	$74,949	$64,736

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of September 30, 2019 and our CMBS investments included in investment securities available for sale, held in securitization trusts, and multi-family loans held in securitization trusts as of December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
California	15.4%	14.8%
Texas	12.0%	13.0%
Maryland	6.3%	5.0%
Florida	5.4%	4.5%

7.	Investments in Unconsolidated Entities

The Company's investments in unconsolidated entities accounted for under the equity method are comprised of preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment and consist of the following as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$9,802	45%	$8,948
Somerset Deerfield Investor, LLC	45%	17,102	45%	16,266
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,834	43%	4,714
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,895	57%	10,544
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,765	—	—
Walnut Creek Properties Holdings, L.L.C.	36%	8,189	—	—
Towers Property Holdings, LLC	37%	11,099	—	—
Mansions Property Holdings, LLC	34%	10,695	—	—
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,015	—	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	9,288	—	—
Total - Equity Method		$92,684		$40,472

The Company's investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC (1)	—	$—	85%	$8,200
The Preserve at Port Royal Venture, LLC	77%	14,470	77%	13,840
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	11,564	11%	10,954
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	50,215	—	—
Total - Fair Value Option		$76,249		$32,994

(1)	The Company's equity investment was redeemed during the three months ended September 30, 2019.

The following table presents income from investments in unconsolidated entities accounted for under the equity method for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2019	2018	2019	2018
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$299	$265	$860	$777
Somerset Deerfield Investor, LLC	506	—	1,477	—
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	136	—	401	—
Audubon Mezzanine Holdings, L.L.C. (Series A)	310	—	911	—
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	192	—	546	—
Walnut Creek Properties Holdings, L.L.C.	236	—	564	—
Towers Property Holdings, LLC	311	—	322	—
Mansions Property Holdings, LLC	300	—	310	—
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	70	—	70	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	96	—	96	—

The following table presents income from investments in unconsolidated entities accounted for under the equity method using the fair value option for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2019	2018	2019	2018
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC (1)	$536	$3,643	$5,049	$4,008
The Preserve at Port Royal Venture, LLC	449	449	1,295	1,351
WR Savannah Holdings, LLC (2)	—	113	—	1,743
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	215	149	610	829
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	215	—	215	—

(1)	Includes income recognized from redemption of the Company's investment during the three and nine months ended September 30, 2019.

(2)	Includes income recognized from redemption of the Company's investment during the three and nine months ended September 30, 2018.

8.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Investment amount	$180,394	$166,789
Deferred loan fees, net	(1,397)	(1,234)
Total	$178,997	$165,555

There were no delinquent preferred equity or mezzanine loan investments as of September 30, 2019 and December 31, 2018.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Tennessee	12.2%	6.8%
Georgia	11.7%	15.3%
Texas	10.6%	16.6%
Alabama	10.0%	8.6%
Florida	9.4%	11.3%
South Carolina	9.1%	9.5%
Virginia	8.5%	9.1%
New Jersey	5.0%	2.6%

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into re-securitization or financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, Consolidation, and if so, whether the Company is the primary beneficiary requiring consolidation. As of September 30, 2019, the Company evaluated its Residential CDOs and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Residential CDOs as of September 30, 2019.

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

The Company invests in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from the securitization. The Company has evaluated these CMBS investments to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that twelve and nine Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of September 30, 2019 and December 31, 2018, respectively. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). Of the multi-family CMBS investments owned by the Company that are included in the Consolidated K-Series, twelve and eight of these investments are not included as collateral to any Financing VIE as of September 30, 2019 and December 31, 2018, respectively.

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

The Company owns 100% of RB Development Holding Company, LLC ("RBDHC"). RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc", a wholly-owned subsidiary of the Company) is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests. Real estate under development in KRVI as of September 30, 2019 and December 31, 2018 of $13.9 million and $22.0 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

In March 2017, the Company reconsidered its evaluation of its variable interests in 200 RHC Hoover, LLC ("Riverchase Landing") and The Clusters, LLC ("The Clusters"), two VIEs that each owned a multi-family apartment community and in each of which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters and consolidated them in its condensed consolidated financial statements. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. Also, in February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. The Company de-consolidated Riverchase Landing and The Clusters as of the date of each property's sale. Prior to the sale of the respective properties, the Company did not have any claims to the assets or obligations for the liabilities of Riverchase Landing and The Clusters (other than the preferred equity investments held by the Company).

The following table presents a summary of the assets and liabilities of the Residential CDOs, the Consolidated K-Series, and KRVI of as of September 30, 2019 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIE	Other VIEs
	Residential Mortgage Loan Securitization	Consolidated K-Series	Other	Total
Cash and cash equivalents	$—	$—	$656	$656
Residential mortgage loans held in securitization trusts, net	45,672	—	—	45,672
Multi-family loans held in securitization trusts, at fair value	—	15,863,264	—	15,863,264
Receivables and other assets	1,274	51,950	14,098	67,322
Total assets	$46,946	$15,915,214	$14,754	$15,976,914

Residential collateralized debt obligations	$42,119	$—	$—	$42,119
Multi-family collateralized debt obligations, at fair value	—	14,978,199	—	14,978,199
Mortgages and notes payable in consolidated variable interest entities	—	—	935	935
Accrued expenses and other liabilities	35	50,783	120	50,938
Total liabilities	$42,154	$15,028,982	$1,055	$15,072,191

The following table presents a summary of the assets and liabilities of the Financing VIEs, the Consolidated K-Series, KRVI, and The Clusters as of December 31, 2018 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS Re- securitization (1)	Distressed Residential Mortgage Loan Securitization (2)	Residential Mortgage Loan Securitization	Consolidated K-Series (3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$708	$708
Investment securities available for sale, at fair value held in securitization trusts	52,700	—	—	—	—	52,700
Residential mortgage loans held in securitization trusts, net	—	—	56,795	—	—	56,795
Distressed residential mortgage loans held in securitization trusts, net	—	88,096	—	—	—	88,096
Multi-family loans held in securitization trusts, at fair value	1,107,071	—	—	10,572,776	—	11,679,847
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,704	29,704
Receivables and other assets	4,243	10,287	1,061	37,679	23,254	76,524
Total assets	$1,164,014	$98,383	$57,856	$10,610,455	$53,666	$11,984,374

Residential collateralized debt obligations	$—	$—	$53,040	$—	$—	$53,040
Multi-family collateralized debt obligations, at fair value	1,036,604	—	—	9,985,644	—	11,022,248
Securitized debt	30,121	12,214	—	—	—	42,335
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	31,227	31,227
Accrued expenses and other liabilities	4,228	444	26	37,022	1,166	42,886
Total liabilities	$1,070,953	$12,658	$53,066	$10,022,666	$32,393	$11,191,736

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

As of September 30, 2019, the Company had no securitized debt outstanding. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans as of December 31, 2018 (dollar amounts in thousands):

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

Unconsolidated VIEs

As of September 30, 2019, the Company evaluated its investment securities, mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2019, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. As of December 31, 2018, the Company evaluated its multi-family CMBS investments in two Freddie Mac-sponsored multi-family loan K-Series securitizations and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2018, except for the Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2019 and December 31, 2018, (dollar amounts in thousands):

	September 30, 2019
	Investment securities, available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$48,254	$—	$—	$48,254
Preferred equity investments in multi-family properties	—	172,826	92,684	265,510
Mezzanine loans on multi-family properties	—	6,171	—	6,171
Equity investments in entities that invest in residential properties and loans	—	—	61,779	61,779
Total assets	$48,254	$178,997	$154,463	$381,714

	December 31, 2018
	Investment securities, available for sale, at fair value, held in securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
Multi-family CMBS	$52,700	$72	$—	$—	$52,772
Preferred equity investments in multi-family properties	—	—	154,629	40,472	195,101
Mezzanine loans on multi-family properties	—	—	10,926	—	10,926
Equity investments in entities that invest in residential properties	—	—	—	10,954	10,954
Total assets	$52,700	$72	$165,555	$51,426	$269,753

Our maximum loss exposure on the investment securities available for sale, at fair value, preferred equity and mezzanine loan investments, and investments in unconsolidated entities is approximately $381.7 million at September 30, 2019. Our maximum loss exposure on the investment securities available for sale, at fair value, held in securitization trusts, preferred equity and mezzanine loan investments, and investments in unconsolidated entities was approximately $269.8 million at December 31, 2018. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

As of September 30, 2019, there is no real estate held for sale in consolidated variable interest entities. The following is a summary of the real estate held for sale in consolidated variable interest entities as of December 31, 2018 (dollar amounts in thousands):

December 31, 2018
Land	$2,650
Building and improvements	26,032
Furniture, fixtures and equipment	974
Lease intangible	2,802
Real estate held for sale before accumulated depreciation and amortization	32,458
Accumulated depreciation	(418)
Accumulated amortization of lease intangible	(2,336)
Real estate held for sale in consolidated variable interest entities	$29,704

There were no depreciation and amortization expenses for the three and nine months ended September 30, 2019 and 2018.

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
Derivatives Not Designated as Hedging Instruments
The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	$20,673	$10,263

(1)
All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously, such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company's condensed consolidated balance sheets. Includes $40.4 million of derivative liabilities netted against a variation margin of $61.1 million at September 30, 2019. Includes $1.8 million of derivative assets and variation margin of $8.5 million at December 31, 2018.

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Settlement, Expiration or Exercise	September 30, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

	Notional Amount For the Nine Months Ended September 30, 2018
Type of Derivative Instrument	December 31, 2017	Additions	Settlement, Expiration or Exercise	September 30, 2018
Interest rate swaps	$345,500	$50,000	$—	$395,500

For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any net realized gains related to our derivative instruments. The following table presents the components of unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in the non-interest income category in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,
	2019	2018
Interest rate swaps	$(12,595)	$2,275
Total	$(12,595)	$2,275

	Nine Months Ended September 30,
	2019	2018
Interest rate swaps	$(42,188)	$16,379
Total	$(42,188)	$16,379

Derivatives Designated as Hedging Instruments

As of September 30, 2019 and December 31, 2018, there were no derivative instruments designated as hedging instruments.

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	September 30, 2019			December 31, 2018
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	2.30%	$98,000	2.18%	2.45%
2027	247,500	2.39%	2.30%	247,500	2.39%	2.53%
2028	150,000	3.23%	2.21%	150,000	3.23%	2.53%
Total	$495,500	2.60%	2.27%	$495,500	2.60%	2.52%

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

Investment Securities

The Company has entered into repurchase agreements with third party financial institutions to finance its investment securities portfolio. These repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance. At September 30, 2019 and December 31, 2018, the Company had repurchase agreements secured by investment securities with an outstanding balance of $1.8 billion and $1.5 billion, respectively, and a weighted average interest rate of 3.06% and 3.41%, respectively.

The following table presents detailed information about the Company’s borrowings under repurchase agreements secured by investment securities and associated assets pledged as collateral at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019			December 31, 2018
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs RMBS	$55,598	$57,546	$58,993	$67,648	$70,747	$73,290
Agency Fixed-rate RMBS	785,266	830,400	832,071	857,582	907,610	940,994
Non-Agency RMBS	210,339	288,014	280,724	88,730	117,958	118,414
CMBS (1)	772,707	976,121	790,492	529,617	687,876	539,788
Balance at end of the period	$1,823,910	$2,152,081	$1,962,280	$1,543,577	$1,784,191	$1,672,486

(1)
Includes first loss PO, IO and mezzanine CMBS securities with a fair value amounting to $773.4 million and $543.0 million included in the Consolidated K-Series as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the average days to maturity for repurchase agreements secured by investment securities were 71 days and 62 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at September 30, 2019 and December 31, 2018 amounts to $7.1 million and $3.9 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Contractual Maturity	September 30, 2019	December 31, 2018
Within 30 days	$752,874	$732,051
Over 30 days to 90 days	824,579	677,906
Over 90 days	246,457	133,620
Total	$1,823,910	$1,543,577

As of September 30, 2019, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 86.1% that implies an average “haircut” of 13.9%. As of September 30, 2019, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, non-agency RMBS, and CMBS was approximately 5%, 26%, and 20%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing repurchase agreements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At September 30, 2019 and December 31, 2018, the Company had financing arrangements with fourteen and eleven counterparties, respectively. As of September 30, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2018 the Company's only exposure where the amount at risk was in excess of 5% was to Jefferies & Company, Inc. at 5.04%.

As of September 30, 2019, our available liquid assets included unrestricted cash and cash equivalents and unencumbered securities that we believe may be posted as margin. The Company had $65.9 million in cash and cash equivalents and $637.0 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2019 included $67.9 million of Agency RMBS, $187.3 million of CMBS, $333.5 million of non-Agency RMBS and $48.3 million of ABS. The cash and unencumbered securities, which collectively represent 38.5% of our repurchase agreements secured by investment securities, are liquid and could be monetized to pay down or collateralize a liability immediately.

Distressed and Other Residential Mortgage Loans

The Company has master repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under these repurchase agreements and associated distressed and other residential mortgage loans pledged as collateral at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
September 30, 2019	$950,000	$736,348	$937,682	4.05%	4.00
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

(1)
Includes distressed and other residential mortgage loans at fair value of $854.4 million and $626.2 million and distressed and other residential mortgage loans, net of $83.3 million and $128.1 million at September 30, 2019 and December 31, 2018, respectively.

During the terms of the master repurchase agreements, proceeds from the distressed and other residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the distressed and other residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity, market capitalization, and total stockholders' equity. The Company is in compliance with such covenants as of November 7, 2019. The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

Costs related to the establishment of the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.4 million as of September 30, 2019 and $1.2 million as of December 31, 2018. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

13.	Debt

Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARMs pledged as collateral, which are recorded as assets of the Company. Pledged assets of $45.7 million and $56.8 million are included in distressed and other residential mortgage loans, net in the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had Residential CDOs outstanding of $42.1 million and $53.0 million, respectively. As of September 30, 2019 and December 31, 2018, the current weighted average interest rate on these Residential CDOs was 2.64% and 3.12%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $48.9 million and $60.2 million at September 30, 2019 and December 31, 2018, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of September 30, 2019 and December 31, 2018, had a net investment in the residential securitization trusts of $4.8 million.

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $5.6 million and $7.2 million as of September 30, 2019 and December 31, 2018, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

During the nine months ended September 30, 2019, none of the Convertible Notes were converted. As of November 7, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 7, 2019, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

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

The Company also consolidates KRVI into its condensed consolidated financial statements (see Note 9). KRVI's real estate under development is subject to a note payable of $0.9 million that has an unused commitment of $7.5 million as of September 30, 2019. The Company has not been notified, and is not aware, of any event of default under the covenants of KRVI's note payable as of November 7, 2019.

The mortgages and notes payable in the consolidated VIEs as of September 30, 2019 are described below (dollar amounts in thousands):

		Mortgage Note Amount as of
	Origination Date	September 30, 2019	Maturity Date	Interest Rate	Net Deferred Finance Costs
KRVI	12/16/2016	$935	12/16/2019	6.50%	$—

As of September 30, 2019, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2019	$935
2020	—
2021	—
2022	138,000
2023	—
Thereafter	87,319
$226,254

14.	Commitments and Contingencies

Commitment to Purchase Securities

The Company has committed to purchase a first loss PO and IOs to be issued by a Freddie Mac-sponsored multi-family loan K-series securitization in the amount of approximately $56.0 million.

In the third quarter of 2019, the Company entered into an agreement to purchase mortgage-backed securities to be issued in a securitization transaction sponsored by Freddie Mac. Pursuant to the terms of this agreement, the Company plans to acquire subordinate securities backed by a pool of seasoned re-performing residential first lien mortgage loans. The Company deposited $66.0 million with Freddie Mac towards the purchase price of these securities which is included in receivables and other assets in the accompanying condensed consolidated balance sheets. The Company expects to fund the remainder of the purchase price of these securities, approximately $166.0 million, upon the closing of this transaction in the fourth quarter of 2019.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2019, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.
Investment Securities, Available for Sale – The Company determines the fair value of the investment securities in our portfolio, except the CMBS held in securitization trusts, using a third-party pricing service or quoted prices provided by dealers who make markets in similar financial instruments. Dealer valuations typically incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be classified as a Level 3 security and, as a result, management will determine fair value by modeling the security based on its specific characteristics and available market information. Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities, except the CMBS held in securitization trusts, are valued based upon readily observable market parameters and are classified as Level 2 fair values.

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

b.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its Multi-Family CDOs and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

c.
Derivative Instruments – The Company’s derivative instruments are classified as Level 2 fair values and are measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives are presented net of variation margin payments pledged or received.

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

For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. The discount rate used in determining fair value for distressed and other residential mortgage loans ranges from 3.9% to 12.8%.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$955,838	$—	$955,838	$—	$1,037,730	$—	$1,037,730
Non-Agency RMBS	—	621,528	—	621,528	—	214,037	—	214,037
CMBS	—	278,398	—	278,398	—	207,785	52,700	260,485
ABS	—	48,254	—	48,254	—	—	—	—
Multi-family loans held in securitization trusts	—	—	15,863,264	15,863,264	—	—	11,679,847	11,679,847
Distressed and other residential mortgage loans, at fair value	—	—	1,116,128	1,116,128	—	—	737,523	737,523
Derivative assets:
Interest rate swaps (1)	—	20,673	—	20,673	—	10,263	—	10,263
Investments in unconsolidated entities	—	—	76,249	76,249	—	—	32,994	32,994
Total	$—	$1,924,691	$17,055,641	$18,980,332	$—	$1,469,815	$12,503,064	$13,972,879
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$14,978,199	$14,978,199	$—	$—	$11,022,248	$11,022,248
Total	$—	$—	$14,978,199	$14,978,199	$—	$—	$11,022,248	$11,022,248

(1)
All of the Company's interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $40.4 million netted against a variation margin of $61.1 million at September 30, 2019. Includes derivative assets of $1.8 million and variation margin of $8.5 million at December 31, 2018.

The following tables detail changes in valuation for the Level 3 assets for the nine months ended September 30, 2019 and 2018, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30, 2019
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in securitization trusts	Total
Balance at beginning of period	$11,679,847	$737,523	$32,994	$52,700	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	760,132	44,913	7,169	17,734	829,948
Included in other comprehensive income (loss)	—	—	—	(13,665)	(13,665)
Transfers in	—	—	—	—	—
Transfers out	—	(437)	—	—	(437)
Contributions	—	—	50,000	—	50,000
Paydowns/Distributions	(368,811)	(106,113)	(13,914)	—	(488,838)
Charge-off	(3,510)	—	—	—	(3,510)
Sales	—	(19,814)	—	(56,769)	(76,583)
Purchases (1)	3,795,606	460,056	—	—	4,255,662
Balance at the end of period	$15,863,264	$1,116,128	$76,249	$—	$17,055,641

(1)
During the nine months ended September 30, 2019, the Company purchased first loss PO securities, and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $3.8 billion during the nine months ended September 30, 2019 (see Notes 2 and 6).

	Nine Months Ended September 30, 2018
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in securitization trusts	Total
Balance at beginning of period	$9,657,421	$87,153	$42,823	$47,922	$9,835,319
Total (losses)/gains (realized/unrealized)
Included in earnings	(289,797)	(1,361)	7,930	2,928	(280,300)
Included in other comprehensive income (loss)	—	—	—	901	901
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Contributions	—	—	—	—	—
Paydowns/Distributions	(101,953)	(15,456)	(15,692)	—	(133,101)
Sales	—	(7,105)	—	—	(7,105)
Purchases (1)	805,163	118,679	—	—	923,842
Balance at the end of period	$10,070,834	$181,910	$35,061	$51,751	$10,339,556

(1)
During the nine months ended September 30, 2018, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $0.8 billion during the nine months ended September 30, 2018 (see Notes 2 and 6).

The following table details changes in valuation for the Level 3 liabilities (Multi-family CDOs) for the nine months ended September 30, 2019 and 2018, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$11,022,248	$9,189,459
Total losses (gains) (realized/unrealized)
Included in earnings	694,043	(350,674)
Purchases (1)	3,633,525	767,477
Paydowns	(368,107)	(101,949)
Charge-off	(3,510)	—
Balance at the end of period	$14,978,199	$9,504,313

(1)
During the nine months ended September 30, 2019 and 2018, the Company purchased PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount of $3.6 billion and $0.8 billion during the nine months ended September 30, 2019 and 2018, respectively (see Notes 2 and 6).

The following table details the changes in unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2019 and 2018 for our Level 3 assets and liabilities held as of September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Assets
Multi-family loans held in securitization trusts (1)	$197,837	$(33,153)	$802,625	$(252,899)
Investments in unconsolidated entities (2)	449	4,092	1,295	5,359
Distressed and other residential mortgage loans, at fair value (1)	17,413	(629)	37,079	(754)

Liabilities
Multi-family debt held in securitization trusts (1)	(190,207)	45,456	(780,378)	284,766

(1)	Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.

(2)	Presented in other income on the Company's condensed consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, respectively, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	—	—	$5,350	$5,350	—	—	$5,921	$5,921

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2019 and 2018, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Residential mortgage loans held in securitization trusts – impaired loans, net	$13	$(17)	$(24)	$93

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$65,906	$65,906	$103,724	$103,724
Investment securities, available for sale	Level 2 or 3	1,904,018	1,904,018	1,512,252	1,512,252
Distressed and other residential mortgage loans, at fair value	Level 3	1,116,128	1,116,128	737,523	737,523
Distressed and other residential mortgage loans, net	Level 3	210,466	213,398	285,261	289,376
Investments in unconsolidated entities	Level 3	168,933	170,150	73,466	73,833
Preferred equity and mezzanine loan investments	Level 3	178,997	181,626	165,555	167,739
Multi-family loans held in securitization trusts	Level 3	15,863,264	15,863,264	11,679,847	11,679,847
Derivative assets	Level 2	20,673	20,673	10,263	10,263
Mortgage loans held for sale, net (1)	Level 3	2,437	2,525	3,414	3,584
Mortgage loans held for investment (1)	Level 3	—	—	1,580	1,580
Financial Liabilities:
Repurchase agreements	Level 2	2,559,880	2,559,880	2,131,505	2,131,505
Residential collateralized debt obligations	Level 3	42,119	40,534	53,040	50,031
Multi-family collateralized debt obligations	Level 3	14,978,199	14,978,199	11,022,248	11,022,248
Securitized debt	Level 3	—	—	42,335	45,030
Subordinated debentures	Level 3	45,000	41,273	45,000	44,897
Convertible notes	Level 2	132,395	140,557	130,762	135,689

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

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

b.
Distressed and other residential mortgage loans, net and Mortgage loans held for sale, net – The fair value is determined using valuations obtained from a third party that specializes in providing valuations of residential mortgage loans. For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation.

c.
Preferred equity and mezzanine loan investments – Estimated fair value is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment.

d.	Repurchase agreements – The fair value of these repurchase agreements approximates cost as they are short term in nature.

e.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

f.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

g.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

h.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

16.	Stockholders' Equity

Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 13,250,707 and 12,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

At December 31, 2018, the Company had designated 6,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 4,140,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and 5,750,000 shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”). On March 28, 2019, the Company classified and designated an additional 2,460,000 shares and 2,650,000 shares of the Company's authorized but unissued preferred stock as Series C Preferred Stock and Series D Preferred Stock, respectively. At September 30, 2019, the Company had designated 6,000,000 shares, 6,600,000 shares and 8,400,000 shares of Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, respectively (collectively, the "Preferred Stock"). The Company had 3,138,019 shares of Series B Preferred Stock, 4,144,161 shares of Series C Preferred Stock and 5,968,527 shares of Series D Preferred Stock issued and outstanding as of September 30, 2019. The Company had 3,000,000 shares of Series B Preferred Stock, 3,600,000 shares of Series C Preferred Stock and 5,400,000 shares of Series D Preferred Stock issued and outstanding as of December 31, 2018.

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

From the time of original issuance of the Preferred Stock through September 30, 2019, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2018 through September 30, 2019:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock
September 9, 2019	October 1, 2019	October 15, 2019	$0.484375	$0.4921875	$0.50
June 14, 2019	July 1, 2019	July 15, 2019	0.484375	0.4921875	0.50
March 19, 2019	April 1, 2019	April 15, 2019	0.484375	0.4921875	0.50
December 4, 2018	January 1, 2019	January 15, 2019	0.484375	0.4921875	0.50
September 17, 2018	October 1, 2018	October 15, 2018	0.484375	0.4921875	0.50
June 18, 2018	July 1, 2018	July 15, 2018	0.484375	0.4921875	0.50
March 19, 2018	April 1, 2018	April 15, 2018	0.484375	0.4921875	0.50

Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2018 and ended September 30, 2019:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	$0.20
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.20
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.20
Fourth Quarter 2018	December 4, 2018	December 14, 2018	January 25, 2019	0.20
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	0.20
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.20
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.20

Public Offerings of Common Stock

The following table details the Company's public offerings of common stock during the nine months ended September 30, 2019 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
January 2019	14,490,000	$83,772
March 2019	17,250,000	101,160
May 2019	20,700,000	123,102
July 2019	23,000,000	137,500
September 2019	28,750,000	173,093

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company issued 2,260,200 shares of its common stock under the Common Equity Distribution Agreement, at an average sales price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. During the three months ended September 30, 2018, the Company issued 2,433,487 shares of its common stock under the Common Equity Distribution Agreement, at an average sales price of $6.31 per share, resulting in total net proceeds to the Company of $15.2 million. During the nine months ended September 30, 2018, the Company issued 14,588,631 shares of its common stock under the Common Equity Distribution Agreement, at an average sales price of $6.19 per share, resulting in total net proceeds to the Company of $89.0 million. As of September 30, 2019, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

During the three months ended September 30, 2019, the Company issued 589,420 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average sales price of $24.78 per share, resulting in total net proceeds to the Company of $14.4 million. During the nine months ended September 30, 2019, the Company issued 1,250,707 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average sales price of $24.75 per share, resulting in total net proceeds to the Company of $30.5 million. As of September 30, 2019, approximately $19.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

17.	Earnings Per Share

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

During the three and nine months ended September 30, 2019 and 2018, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.

During the three and nine months ended September 30, 2019 and 2018, performance stock units ("PSUs") awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan," see Note 18) were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU award agreements ("PSU Agreements") and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Earnings per Common Share
Net income attributable to Company	$41,379	$33,973	$108,254	$93,285
Less: Preferred stock dividends	(6,544)	(5,925)	(18,726)	(17,775)
Net income attributable to Company's common stockholders	$34,835	$28,048	$89,528	$75,510
Basic weighted average common shares outstanding	234,043	132,413	203,270	119,955
Basic Earnings per Common Share	$0.15	$0.21	$0.44	$0.63

Diluted Earnings per Common Share:
Net income attributable to Company	$41,379	$33,973	$108,254	$93,285
Less: Preferred stock dividends	(6,544)	(5,925)	(18,726)	(17,775)
Add back: Interest expense on convertible notes for the period, net of tax	2,674	2,570	7,981	7,838
Net income attributable to Company's common stockholders	$37,509	$30,618	$97,509	$83,348
Weighted average common shares outstanding	234,043	132,413	203,270	119,955
Net effect of assumed convertible notes conversion to common shares	19,694	19,694	19,694	19,694
Net effect of assumed PSUs vested	1,800	620	1,781	395
Diluted weighted average common shares outstanding	255,537	152,727	224,745	140,044
Diluted Earnings per Common Share	$0.15	$0.20	$0.43	$0.60

18.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At September 30, 2019, there were 81,837 shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000. Of the common stock authorized at September 30, 2019, 9,053,166 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 228,750 shares under the 2017 Plan as of September 30, 2019. The Company’s employees have been issued 827,126 shares of restricted stock under the 2017 Plan as of September 30, 2019. At September 30, 2019, there were 755,286 shares of non-vested restricted stock outstanding and 3,060,958 common shares reserved for issuance in connection with PSUs under the 2017 Plan.

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

Restricted Common Stock Awards

During the three and nine months ended September 30, 2019, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.6 million and $1.7 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.3 million and $1.0 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were forfeitures of 1,575 shares for the three and nine months ended September 30, 2019. There were forfeitures of 5,120 shares for the nine months ended September 30, 2018.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the nine months ended September 30, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	507,536	$5.91	422,928	$6.36
Granted	536,242	6.30	289,792	5.63
Vested	(205,080)	5.85	(200,064)	6.55
Forfeited	(1,575)	6.35	(5,120)	6.25
Non-vested shares as of September 30	837,123	$6.18	507,536	$5.91
Restricted stock granted during the period	536,242	$6.30	289,792	$5.63

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2019 and 2018, the Company had unrecognized compensation expense of $3.6 million and $2.3 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan and 2017 Plan, collectively. The unrecognized compensation expense at September 30, 2019 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the nine months ended September 30, 2019 and 2018 was approximately $1.3 million and $1.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over a three year period or at the end of the requisite service period.

Performance Stock Units

During the nine months ended September 30, 2019 and 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

A summary of the activity of the target PSU Awards under the 2017 Plan for the nine months ended September 30, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	842,792	$4.20	—	$—
Granted	1,175,726	4.01	842,792	4.20
Vested	—	—	—	—
Non-vested target PSUs as of September 30	2,018,518	$4.09	842,792	$4.20

(1)
The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

As of September 30, 2019 and 2018, there was $5.2 million and $3.0 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. Compensation expense related to the PSUs was $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. Compensation expense related to the PSUs was $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.

19.	Income Taxes

For the three and nine months ended September 30, 2019 and 2018, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and nine months ended September 30, 2019 and 2018, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax benefit	$(33)	$(94)	$(25)	$(87)
Deferred income tax benefit	(154)	(360)	(222)	(460)
Total benefit	$(187)	$(454)	$(247)	$(547)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2019 and December 31, 2018 are as follows (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Deferred tax assets
Net operating loss carryforward	$2,708	$2,416
Capital loss carryover	739	739
GAAP/Tax basis differences	4,174	3,903
Total deferred tax assets (1)	7,621	7,058
Deferred tax liabilities
Deferred tax liabilities	5	6
Total deferred tax liabilities (2)	5	6
Valuation allowance (1)	(6,410)	(6,069)
Total net deferred tax asset	$1,206	$983

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2019, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $8.0 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of September 30, 2019, the Company, through one of its wholly-owned TRSs, had also incurred approximately $2.2 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains. At September 30, 2019, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

20.	Subsequent Events

On October 10, 2019, the Company filed articles of amendment to its charter which increased the number of shares of stock the Company is authorized to issue from 600,000,000 shares to 1,000,000,000 shares, consisting of 800,000,000 shares of common stock, increased from 400,000,000 shares, and 200,000,000 shares of preferred stock.

In October 2019, the Company closed an underwritten public offering of 6,900,000 shares of the Company's 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series E Preferred Stock"). Holders of Series E Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, January 15, 2025 at a fixed rate of 7.875% of the $25.00 liquidation preference (equivalent to $1.96875 per annum per share) and (ii) from and including January 15, 2025, at a floating rate equal to three-month LIBOR as calculated on each dividend determination date plus a spread of 6.429% per annum of the $25.00 per share liquidation preference. The Series E Preferred Stock is not redeemable by the Company prior to January 15, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. The issuance and sale of the 6,900,000 shares of Series E Preferred Stock resulted in total net proceeds to the Company of approximately $166.7 million after deduction of underwriting discounts and commissions and estimated offering expenses.

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

•
“Agency CMBS” refers to CMBS representing interests in or obligations backed by pools of multi-family mortgage loans issued or guaranteed by a government sponsored enterprise (“GSE”), such as Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•	“Agency fixed-rate" refers to Agency RMBS comprised of fixed-rate RMBS;

•	“Agency IOs” refers to Agency RMBS comprised of IO RMBS;

•
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a GSE, such as the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac, or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);

•	“ARMs” refers to adjustable-rate residential mortgage loans;

•	“CDO” refers to collateralized debt obligation;

•
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as PO, IO or senior or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” own the first loss POs and certain IOs and certain senior or mezzanine securities that we consolidate in our financial statements in accordance with GAAP;

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

•	“GAAP” refers to generally accepted accounting principles within the United States;

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	"IO RMBS" refers to RMBS comprised of IOs;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“non-Agency RMBS” refers to RMBS that are not guaranteed by any agency of the U.S. Government or GSE;

•	“non-QM loans” refers to residential mortgage loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (“CFPB”);

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•	“prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans held in our securitization trusts;

•
“qualified mortgage” refers to a mortgage loan eligible for delivery to a GSE under the rules of the CFPB, which have certain requirements such as debt-to-income ratio, being fully-amortizing, and limits on loan fees;

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

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential-housing related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive assets and investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes (i) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, and other residential mortgage loans, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain mortgage-, residential housing- and other credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

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

Business Update

Our credit-focused investment portfolio continued to grow in the third quarter of 2019 as we sourced single-family residential and multi-family credit assets with proceeds from underwritten public offerings of our common stock, our at-the-market preferred equity offering programs and repurchase agreement financing.

The following table presents the activity for our investment portfolio for the three months ended September 30, 2019 (dollar amounts in thousands):

	June 30, 2019	Acquisitions	Runoff (1)	Sales	Other (2)	September 30, 2019
Investment securities
RMBS
Agency RMBS	$994,200	$—	$(41,986)	$—	$3,624	$955,838
Non-Agency RMBS	432,840	185,971	(2,171)	(1,021)	5,909	621,528
Total RMBS	1,427,040	185,971	(44,157)	(1,021)	9,533	1,577,366
Agency CMBS	292,090	30,177	(7,382)	(40,161)	3,674	278,398
ABS	24,739	23,108	—	—	407	48,254
Total investment securities, available for sale	1,743,869	239,256	(51,539)	(41,182)	13,614	1,904,018
Consolidated K-Series (3)	801,199	60,511	(432)	—	23,787	885,065
Total investment securities	2,545,068	299,767	(51,971)	(41,182)	37,401	2,789,083
Distressed and other residential mortgage loans	1,280,048	79,712	(50,486)	—	17,320	1,326,594
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	357,535	17,379	(30,208)	—	3,224	347,930
Other investments (4)	16,781	—	(1,605)	(3,151)	3,380	15,405
Totals	$4,199,432	$396,858	$(134,270)	$(44,333)	$61,325	$4,479,012

(1)	Primarily includes principal repayments, preferred equity redemptions and joint venture investment redemptions.

(2)
Primarily includes changes in fair value, net premium amortization/discount accretion, preferred return or interest deferral and payments made on mortgages and notes payable in consolidated variable interest entities.

(3)
The Consolidated K-Series are presented on our condensed consolidated balance sheets as multi-family loans held in securitization trusts, at fair value and multi-family collateralized debt obligations, at fair value. A reconciliation to our financial statements as of June 30, 2019 and September 30, 2019 follows (dollar amounts in thousands):

	June 30, 2019	September 30, 2019
Multi-family loans held in securitization trusts, at fair value	$14,573,925	$15,863,264
Less: Multi-family collateralized debt obligations, at fair value	(13,772,726)	(14,978,199)
Consolidated K-Series investment securities owned by NYMT	$801,199	$885,065

(4)	Includes the following balances as of June 30, 2019 and September 30, 2019 (dollar amounts in thousands:

	June 30, 2019	September 30, 2019
Real estate under development in consolidated variable interest entities	$16,727	$13,903
Less: Mortgages and notes payable in consolidated variable interest entities	(3,986)	(935)
Other loan investments	4,040	2,437
Other investments	$16,781	$15,405

Our single-family residential investment strategy is presently focused on mortgage credit and also consists of two primary investment strategies. We invest in distressed, performing and other residential mortgage loans either in loan form or securities backed by these loans. Consistent with this strategy, we acquired an aggregate of $79.7 million of residential mortgage loans and $186.0 million of securities during the third quarter. To date, we have not pursued vertical integration into a mortgage origination platform to acquire new originations in the residential loan market as we believe it is more important to maintain the flexibility to move among markets to better locate compelling opportunities and invest where attractively-priced risk can be sourced from a large selection of sellers. We feel that a market position where we are not viewed as a competitive threat and instead offer the market liquidity with certain mortgage characteristics, positions us to see unique investment opportunities in the sector. With a deep credit understanding of the residential loan markets, we can move quickly in various sub-sectors, such as in sub-performing or credit-impaired loans to unlock value.

In multi-family investments, we presently focus on two strategies. We have continued to invest in first loss POs and other securities issued by Freddie Mac-sponsored multi-family loan K-Series securitizations where our asset management team can monitor the performance of the underlying collateral and, if needed, participate in the workouts of problem loans. As of September 30, 2019, the Company has committed to purchase an additional first loss PO and IOs to be issued by a Freddie Mac-sponsored multi-family loan K-Series securitization in the amount of $56.0 million which will be funded in the fourth quarter. Our second strategy is to source preferred equity and mezzanine loan investments in entities that own multi-family properties in private transactions away from the broader markets through our relationships with developers and owners. In the first nine months of 2019, we have funded 16 such investments aggregating approximately $97.4 million, $17.4 million of which was funded in the third quarter of 2019.

The market experienced general spread tightening during the third quarter of 2019, which benefited our residential credit and multi-family portfolios. While lower interest rates and increased prepayment speeds negatively impacted our Agency RMBS portfolio, it had the opposite effect on our single-family residential mortgage loan portfolio as prepayments monetize the discount at which we purchased the loans, providing for higher investment return. With Agency RMBS exposure less than 10% of total capitalization, we expect to continue to reduce our Agency RMBS exposure to optimize returns in the portfolio in a slower growth, lower rate environment.

In the first nine months of 2019, we successfully accessed the capital markets with five public common stock offerings and our at-the-market common and preferred equity programs, raising a total of $662.7 million. Our book value per common share has increased by $0.12 per common share in the nine months ended September 30, 2019 while we have continued to pay dividends of $0.20 per share per quarter. As of September 30, 2019, our $4.5 billion investment portfolio was financed with borrowings representing 1.5 times our total stockholders’ equity. We believe our utilization of a conservative leverage strategy will enable us to better preserve book value over future quarters and to take advantage of market dislocations.

Current Market Conditions and Commentary
The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for mortgage, housing and credit assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive assets. The market conditions discussed below significantly influence our investment strategy and results:

General. Global and U.S. equity markets made modest gains during the third quarter of 2019, despite volatility largely driven by investor uncertainty regarding global trade restrictions, while economic data remains mixed. U.S. economic data released over the past quarter suggests that the U.S. economy has continued to expand, with U.S. gross domestic product (“GDP”) estimated to have grown by 1.9% (advance estimate) in the third quarter of 2019, down from GDP growth of 2.0% (revised) in the second quarter of 2019. GDP grew 3.1% in the first quarter of 2019 and 2.2% in the quarter ended December 31, 2018. While GDP growth and the labor market data continue to indicate modest economic expansion, consumer and business confidence indices have weakened and recent survey data has indicated that business activity is slowing.

The U.S. labor market continued to expand during the third quarter of 2019. According to the U.S. Department of Labor, the U.S. unemployment rate decreased slightly over the quarter, ending at 3.5% as of the end of September 2019. Total nonfarm payroll employment posted an average monthly increase of 157,000 jobs during the three months ended September 30, 2019, as compared to an average monthly increase of 161,000 jobs for the nine months ended September 30, 2019 and an average monthly increase of 223,000 jobs in 2018. Although the pace of the labor market expansion has slowed some in 2019, average hourly earnings for all employees of private nonfarm payrolls have increased by 2.9% over the prior 12 months.

Federal Reserve and Monetary Policy. In September 2019, in view of realized and expected labor market conditions, economic activity and inflation, the Federal Reserve again lowered the target range for the federal funds rate by 25 basis points from 2.00% to 2.25% to 1.75% to 2.00%. The Federal Reserve also lowered the target range for the federal funds rate by 25 basis points in July 2019. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” Significant uncertainty with respect to the timing at which the Federal Reserve will adjust the target range for the federal funds rate continues to persist and may result in significant volatility in the remainder of 2019 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. The residential real estate market displayed mixed signals of growth in the third quarter of 2019. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2019 showed that, on average, home prices increased 2.0% for the 20-City Composite over August 2018, no change from the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 901,000 and 871,000 during the three and nine months ended September 30, 2019, respectively, as compared to an annual rate of 871,000 for the year ended December 31, 2018. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, but also may result in a more attractive new investment environment.

Multi-family Housing. Apartments and other residential rental properties have continued to perform well. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 368,000 and 367,000 during the three and nine months ended September 30, 2019, respectively, and 366,000 for the year ended December 31, 2018. Although supply expansion has remained strong, vacancy concerns among multi-family industry participants dropped during the second quarter of 2019. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 40 for the second quarter of 2019, down from 48 for the first quarter of 2019, representing the lowest level it has reached in two years. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the structured multi-family investments that we own.

Credit Spreads. Credit spreads generally tightened during the first half of 2019 and although they experienced some volatility during the third quarter of 2019, they ended the quarter largely unchanged. Credit spreads for many residential and multi-family credit assets remained tight during the third quarter 2019 and this had a positive impact on the value of many of our credit sensitive assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During the third quarter of 2019, the bond market experienced volatility with the closing yield of the 10-year U.S. Treasury Note trading between 1.47% and 2.13% during the quarter, closing the quarter at 1.68%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the third quarter of 2019, the Treasury curve inverted for a short period and ultimately flattened with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing to 5 basis points, down 20 basis points from June 30, 2019. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raises the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate and Agency ARMs RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. On March 27, 2019, President Trump signed a Presidential memorandum directing the Secretary of Treasury to develop a reform plan aimed at ending the conservatorship of Fannie Mae and Freddie Mac and improving regulatory oversight over them. On September 5, 2019, the U.S. Treasury Department released its reform plan, which consists of nearly 50 recommended legislative and administrative reforms, aimed at (i) ending the conservatorship of Fannie Mae and Freddie Mac, (ii) increasing competition in the housing finance market and (iii) providing adequate compensation to the federal government for the support it provides to the housing finance market. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress or the executive branch of the U.S. Government will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Regulatory Matters-The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Key Highlights - Third Quarter of 2019

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2019 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net interest income	$31,971	$83,866
Net income attributable to Company's common stockholders	$34,835	$89,528
Net income attributable to Company's common stockholders per share (basic)	$0.15	$0.44
Comprehensive income attributable to Company's common stockholders	$45,747	$133,579
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.20	$0.66
Book value per share	$5.77	$5.77
Economic return on book value (1)	3.8%	17.0%
Dividends per share	$0.20	$0.60

(1)
Economic return on book value is based on the change in GAAP book value per share plus dividends declared per common share during the respective periods. For the nine months ended September 30, 2019, economic return on book value is calculated on an annualized basis.

Developments

•	We acquired residential, multi-family and other credit assets totaling $396.9 million during the third quarter.

•	During the third quarter, we issued 51,750,000 shares of common stock collectively through two underwritten public offerings, resulting in total net proceeds of $310.6 million.

•	During the third quarter, we issued 589,420 shares of preferred stock under our at-the-market preferred equity offering program, resulting in net proceeds of $14.4 million.

Subsequent Development

In October 2019, we issued 6,900,000 shares of our 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock through an underwritten public offering, resulting in total net proceeds to us of $166.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2019 and December 31, 2018, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, short-term and longer-term repurchase agreements borrowings, CDOs, securitized debt and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

During the nine months ended September 30, 2019, our continued focus on residential and multi-family credit investments resulted in a decrease in capital allocated to our Agency RMBS portfolio. We also continued to take advantage of repurchase agreement financing available to us in our residential and multi-family credit portfolios.

The following tables set forth our allocated capital by investment category at September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

At September 30, 2019:

	Agency RMBS	Residential Credit	Multi- Family Credit	Other	Total
Investment securities, available for sale, at fair value	$955,838	$621,528	$278,398	$48,254	$1,904,018
Distressed and other residential mortgage loans, at fair value	—	1,116,128	—	—	1,116,128
Distressed and other residential mortgage loans, net	—	210,466	—	—	210,466
Investments in unconsolidated entities	—	61,779	107,154	—	168,933
Preferred equity and mezzanine loan investments	—	—	178,997	—	178,997
Multi-family loans held in securitization trusts, at fair value	—	—	15,863,264	—	15,863,264
Multi-family collateralized debt obligations, at fair value	—	—	(14,978,199)	—	(14,978,199)
Other investments (1)	—	2,437	12,968	—	15,405
Carrying value	955,838	2,012,338	1,462,582	48,254	4,479,012
Liabilities:
Repurchase agreements	(840,864)	(946,309)	(772,707)	—	(2,559,880)
CDOs and subordinated debentures	—	(42,119)	—	(45,000)	(87,119)
Convertible notes	—	—	—	(132,395)	(132,395)
Hedges (net) (2)	20,673	—	—	—	20,673
Cash and restricted cash (3)	9,558	9,554	5,314	42,412	66,838
Goodwill	—	—	—	25,222	25,222
Other (4)	(3,057)	109,487	(11,503)	(60,279)	34,648
Net capital allocated	$142,148	$1,142,951	$683,686	$(121,786)	$1,846,999

Overall leverage ratio (5)					1.5
Leverage ratio on callable debt (6)					1.4

(1)
Includes real estate under development in the amount of $13.9 million, net of mortgages and notes payable in consolidated variable interest entities in the amount of $0.9 million, and other loan investments in the amount of $2.4 million. Both real estate under development and other loan investments are included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(2)	Includes derivative liabilities of $40.4 million netted against a $61.1 million variation margin.

(3)	Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(4)
Includes a $66.0 million deposit to be used towards the purchase price of RMBS to be issued in a securitization transaction sponsored by Freddie Mac. The deposit is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(5)
Represents total debt divided by our total stockholders' equity. Total debt does not include debt associated with Multi-family CDOs amounting to $15.0 billion and Residential CDOs amounting to $42.1 million that are consolidated in the Company's financial statements as they are non-recourse debt for which we have no obligation.

(6)	Represents repurchase agreement borrowings divided by our total stockholders' equity.

At December 31, 2018:

	Agency RMBS	Residential Credit	Multi- Family Credit	Other	Total
Investment securities, available for sale	$1,037,730	$214,037	$260,485	$—	$1,512,252
Distressed and other residential mortgage loans, at fair value	—	737,523	—	—	737,523
Distressed and other residential mortgage loans, net	—	285,261	—	—	285,261
Investments in unconsolidated entities	—	10,954	62,512	—	73,466
Preferred equity and mezzanine loan investments	—	—	165,555	—	165,555
Multi-family loans held in securitization trusts, at fair value	—	—	11,679,847	—	11,679,847
Multi-family collateralized debt obligations, at fair value	—	—	(11,022,248)	—	(11,022,248)
Other investments (1)	—	4,995	20,477	—	25,472
Carrying value	$1,037,730	$1,252,770	$1,166,628	$—	$3,457,128
Liabilities:
Repurchase agreements	(925,230)	(676,658)	(529,617)	—	(2,131,505)
CDOs, securitized debt and subordinated debentures	—	(65,253)	(30,121)	(45,000)	(140,374)
Convertible notes	—	—	—	(130,762)	(130,762)
Hedges (net) (2)	10,263	—	—	—	10,263
Cash and restricted cash (3)	10,377	20,859	17,291	60,618	109,145
Goodwill	—	—	—	25,222	25,222
Other	2,374	24,182	(4,929)	(40,451)	(18,824)
Net capital allocated	$135,514	$555,900	$619,252	$(130,373)	$1,180,293

Overall leverage ratio (4)					2.0
Leverage ratio on callable debt (5)					1.8

(1)
Includes real estate under development in the amount of $22.0 million and real estate held for sale in consolidated variable interest entities of $29.7 million, net of mortgages and notes payable in consolidated variable interest entities in the amount of $31.2 million, and other loan investments in the amount of $5.0 million. Both real estate under development and other loan investments are included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(2)	Includes derivative assets of $1.8 million and an $8.5 million variation margin.

(3)	Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(4)
Represents total debt divided by our total stockholders' equity. Total debt does not include debt associated with Multi-family CDOs amounting to $11.0 billion and Residential CDOs amounting to $53.0 million and mortgage debt of The Clusters amounting to $27.2 million that are consolidated in the Company's financial statements as they are non-recourse debt for which we have no obligation.

(5)	Represents repurchase agreement borrowings divided by our total stockholders' equity.

Analysis of Changes in Book Value Per Share

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2019 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,211,546	210,873	$5.75	$879,389	155,590	$5.65
Common stock issuance, net (2)	311,848	51,748		636,340	107,031
Preferred stock issuance, net	14,359			30,446
Preferred stock liquidation preference	(14,736)			(31,268)
Balance after share issuance activity	1,523,017	262,621	5.80	1,514,907	262,621	5.76
Dividends declared	(52,524)		(0.20)	(132,246)		(0.50)
Net change in accumulated other comprehensive income:
Investment securities, available for sale (3)	10,912		0.04	44,051		0.17
Net income attributable to Company's common stockholders	34,835		0.13	89,528		0.34
Ending Balance	$1,516,240	262,621	$5.77	$1,516,240	262,621	$5.77

(1)	Outstanding shares used to calculate book value per share for the three and nine months ended September 30, 2019 are 262,621,039.

(2)	Includes amortization of stock based compensation.

(3)	The increases relate to unrealized gains in our investment securities due to improved pricing.

Results of Operations

The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2019 and 2018, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from 2019 are greater or less than the results from the respective periods in 2018. Unless otherwise specified, references in this section to increases or decreases during the “three month periods” refer to the change in results for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 and increases or decreases in the “nine-month periods” refer to the change in results for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.

The following table presents the main components of our net income for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Net interest income	$31,971	$19,603	$12,368	$83,866	$56,854	$27,012
Total non-interest income	21,396	24,303	(2,907)	60,822	65,265	(4,443)
Total general, administrative and operating expenses	12,288	9,912	2,376	37,326	27,380	9,946
Income from operations before income taxes	41,079	33,994	7,085	107,362	94,739	12,623
Income tax benefit	(187)	(454)	267	(247)	(547)	300
Net income attributable to Company	41,379	33,973	7,406	108,254	93,285	14,969
Preferred stock dividends	6,544	5,925	619	18,726	17,775	951
Net income attributable to Company's common stockholders	34,835	28,048	6,787	89,528	75,510	14,018
Basic earnings per common share	$0.15	$0.21	$(0.06)	$0.44	$0.63	$(0.19)
Diluted earnings per common share	$0.15	$0.20	$(0.05)	$0.43	$0.60	$(0.17)

Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS, distressed and other residential mortgage loans (including loans accounted for at fair value and loans accounted for under ASC 310-10 and ASC 310-30) and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The increases in net interest income for the three- and nine-month periods were primarily driven by increases in average interest earning assets in our residential and multi-family credit portfolios resulting from purchase activity since September 30, 2018. These increases were partially offset by decreases in net interest income in our Agency RMBS portfolio due to (1) reductions in average interest earning assets caused primarily by paydowns, (2) increased prepayment rates compared to the corresponding periods in 2018 and (3) the impact of our exit from our Agency IO portfolio in 2018.

Quarterly Comparative Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for our interest earning assets (by investment category) for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

Three Months Ended September 30, 2019

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income (4)	$6,512	$23,668	$28,413	$681	$59,274
Interest Expense	(4,980)	(10,499)	(8,400)	(3,424)	(27,303)
Net Interest Income (Expense)	$1,532	$13,169	$20,013	$(2,743)	$31,971

Average Interest Earning Assets (3) (5)	$1,001,567	$1,772,485	$1,104,560	$26,235	$3,904,847
Weighted Average Yield on Interest Earning Assets (6)	2.60%	5.34%	10.29%	10.38%	6.07%
Average Cost of Funds (7)	(2.38)%	(4.27)%	(4.29)%	—	(3.67)%
Portfolio Net Interest Margin (8)	0.22%	1.07%	6.00%	10.38%	2.40%

Three Months Ended September 30, 2018

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income (4)	$7,479	$7,957	$19,668	$—	$35,104
Interest Expense	(4,860)	(3,213)	(4,047)	(3,381)	(15,501)
Net Interest Income (Expense)	$2,619	$4,744	$15,621	$(3,381)	$19,603

Average Interest Earning Assets (3) (5)	$1,121,180	$597,200	$681,040	$—	$2,399,420
Weighted Average Yield on Interest Earning Assets (6)	2.67%	5.33%	11.55%	—	5.85%
Average Cost of Funds (7)	(2.22)%	(4.68)%	(5.04)%	—	(3.30)%
Portfolio Net Interest Margin (8)	0.45%	0.65%	6.51%	—	2.55%

Nine Months Ended September 30, 2019

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income (4)	$20,768	$61,842	$79,479	$710	$162,799
Interest Expense	(17,225)	(29,423)	(22,003)	(10,282)	(78,933)
Net Interest Income (Expense)	$3,543	$32,419	$57,476	$(9,572)	$83,866

Average Interest Earning Assets (3) (5)	$1,046,265	$1,541,787	$1,028,659	$9,112	$3,625,823
Weighted Average Yield on Interest Earning Assets (6)	2.65%	5.35%	10.30%	10.39%	5.99%
Average Cost of Funds (7)	(2.58)%	(4.47)%	(4.27)%	—	(3.73)%
Portfolio Net Interest Margin (8)	0.07%	0.88%	6.03%	10.39%	2.26%

Nine Months Ended September 30, 2018

	Agency RMBS (1)	Residential Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income (4)	$23,301	$23,812	$55,440	$—	$102,553
Interest Expense	(13,911)	(9,767)	(12,027)	(9,994)	(45,699)
Net Interest Income (Expense)	$9,390	$14,045	$43,413	$(9,994)	$56,854

Average Interest Earning Assets (3) (5)	$1,165,786	$599,207	$647,400	$—	$2,412,393
Weighted Average Yield on Interest Earning Assets (6)	2.66%	5.30%	11.42%	—	5.67%
Average Cost of Funds (7)	(2.01)%	(4.42)%	(4.72)%	—	(3.06)%
Portfolio Net Interest Margin (8)	0.65%	0.88%	6.70%	—	2.61%

(1)	Includes Agency fixed-rate RMBS, Agency ARMs and, solely with respect to the nine months ended September 30, 2018, Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income generated by our multi-family credit portfolio to our condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income, multi-family loans held in securitization trusts	$139,818	$86,458	$384,743	$257,179
Interest income, investment securities, available for sale (a)	3,419	2,481	11,117	7,389
Interest income, preferred equity and mezzanine loan investments	5,505	5,874	15,660	15,182
Interest expense, multi-family collateralized debt obligations	(120,329)	(75,145)	(332,041)	(224,310)
Interest income, Multi-Family Credit, net	28,413	19,668	79,479	55,440
Interest expense, repurchase agreements	(8,400)	(3,317)	(21,509)	(9,853)
Interest expense, securitized debt	—	(730)	(494)	(2,174)
Net interest income, Multi-Family Credit	$20,013	$15,621	$57,476	$43,413

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(3)	Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Includes interest income earned on cash accounts held by the Company.

(5)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(6)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(7)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the three and nine months ended September 30, 2019 and 2018, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subordinated debentures	$711	$712	$2,185	$2,023
Convertible notes	2,713	2,669	8,097	7,971

(8)
Portfolio Net Interest Margin is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the weighted average cost of subordinated debentures and convertible notes.

Non-interest Income

Realized Gains (Losses), Net

The following table presents the components of net realized gains (losses) recognized for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Investment securities and related hedges	$5,013	$—	$5,013	$21,815	$(12,270)	$34,085
Distressed and other residential mortgage loans at carrying value	(569)	2,105	(2,674)	3,564	3,546	18
Distressed and other residential mortgage loans at fair value	1,658	1,127	531	7,177	1,496	5,681
Total realized gains (losses), net	$6,102	$3,232	$2,870	$32,556	$(7,228)	$39,784

Realized gains on investment securities and related hedges increased during the three-month periods due to the sale of Agency CMBS in the third quarter of 2019 for a realized gain of $5.0 million. The increase in realized gains on investment securities and related hedges during the nine-month periods also includes a realized gain of $16.8 million from the sale of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs in the first quarter of 2019. Also in 2018, the Company liquidated its Agency IO portfolio resulting in a $12.4 million realized loss.

Realized gains on distressed and other residential loans at carrying value decreased during the three-month periods as there was no sale activity for these loans in the third quarter of 2019. Realized gains on distressed and other residential mortgage loans at fair value increased during the three-month and nine-month periods primarily due to an increase in loans accounted for at fair value and realized gain from sale activity and loan prepayments..

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Investment securities and related hedges	$(13,336)	$2,275	$(15,611)	$(42,929)	$26,574	$(69,503)
Distressed and other residential mortgage loans at fair value	16,818	(484)	17,302	34,580	(923)	35,503
Multi-family loans and debt held in securitization trusts	7,630	12,303	(4,673)	22,247	31,867	(9,620)
Total unrealized gains (losses), net	$11,112	$14,094	$(2,982)	$13,898	$57,518	$(43,620)

Unrealized losses on investment securities and related hedges increased in both the three- and nine-month periods due to unrealized losses recognized on our interest rate swaps in 2019 and reversals of unrealized losses upon liquidation of the Agency IO portfolio in 2018. The unrealized losses on our interest rate swaps are offset by unrealized gains on our investment securities portfolio recorded in other comprehensive income.

The increases in unrealized gains on distressed and other residential mortgage loans at fair value in both the three- and nine-month periods is primarily due to increased purchase activity since September 30, 2018 and tightening credit spreads in 2019.

Unrealized gains on multi-family loans and debt held in securitization trusts decreased during both the three- and nine-month periods due to a deceleration in tightening of credit spreads on the Consolidated K-Series as compared to the previous periods as well as lower unrealized gains on certain Consolidated K-Series investments that are nearing maturity. This decrease was partially offset by unrealized gains on additional Consolidated K-Series purchased since September 30, 2018.

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Income from preferred equity investments accounted for as equity (1)	$2,458	$265	$2,193	$5,557	$777	$4,780
Income from joint venture equity investments in multi-family properties	985	4,205	(3,220)	6,331	7,169	(838)
Income from entities that invest in residential properties and loans	431	149	282	826	829	(3)
Preferred equity and mezzanine loan premiums resulting from early redemption (2)	—	61	(61)	3,364	201	3,163
Losses in Consolidated VIEs (3)	(185)	(1)	(184)	(2,158)	(220)	(1,938)
Miscellaneous income	249	78	171	485	225	260
Total other income	$3,938	$4,757	$(819)	$14,405	$8,981	$5,424

(1)	Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

(2)	Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

(3)
Losses in Consolidated VIEs are offset by allocations to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $0.1 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The decrease in other income during the three-month periods is primarily due to a decrease of $3.2 million in income generated from the Company's remaining joint venture equity investments. The decrease was partially offset by an increase of $2.2 million in income from preferred equity investments accounted for as equity due to additional investments made since September 30, 2018.

The increase in other income during the nine-month periods is primarily due to a $4.8 million increase in income from preferred equity investments accounted for as equity due to additional investments made since September 30, 2018 and a $3.2 million increase in premiums recognized on early redemptions of preferred equity investments. The increase was partially offset by an increase of $2.0 million in realized losses recognized by the Company's 50% owned real estate development property, which is offset by the non-controlling interest share of the loss of $1.0 million.

Comparative Expenses

The following table presents the components of general, administrative and operating expenses for the three and nine months ended September 30, 2019 and 2018, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$5,780	$4,219	$1,561	$17,943	$9,948	$7,995
Professional fees	983	958	25	3,263	3,164	99
Base management and incentive fees	(31)	844	(875)	1,235	2,486	(1,251)
Other	1,582	1,019	563	4,598	3,017	1,581
Operating Expenses
Expenses related to distressed and other residential mortgage loans	3,974	2,117	1,857	9,805	5,531	4,274
Expenses related to real estate held for sale in Consolidated VIEs	—	755	(755)	482	3,234	(2,752)
Total	$12,288	$9,912	$2,376	$37,326	$27,380	$9,946

The increases in general and administrative expenses in the three- and nine-month periods is primarily due to an increase in employee headcount as part of the internalization and expansion of our residential credit investment platform and overall asset growth. This change was partially offset by a decrease in base management and incentive fees in the three- and nine-month periods due to the termination of our last management agreement and the end of transition services related to that agreement in the second quarter of 2019.

The increases in expenses related to distressed and other residential mortgage loans in the three- and nine-month periods are due to overall growth in the portfolio, resulting from the internalization and expansion of our residential credit investment platform. Expenses related to real estate held for sale in consolidated variable interest entities decreased in the three- and nine-month periods as a result of the de-consolidation of the variable interest entities after the sales of the real estate held by these entities.

Comprehensive Income

The main components of comprehensive income for the three and nine months ended September 30, 2019 and 2018, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$34,835	$28,048	$6,787	$89,528	$75,510	$14,018
OTHER COMPREHENSIVE INCOME
Increase (decrease) in fair value of available for sale securities
Agency RMBS	5,405	(9,621)	15,026	35,173	(39,750)	74,923
Non-Agency RMBS	6,972	(420)	7,392	12,640	(1,891)	14,531
CMBS	2,979	167	2,812	14,347	765	13,582
Total	15,356	(9,874)	25,230	62,160	(40,876)	103,036
Reclassification adjustment for net gain included in net income - CMBS	(4,444)	—	(4,444)	(18,109)	—	(18,109)
TOTAL OTHER COMPREHENSIVE INCOME	10,912	(9,874)	20,786	44,051	(40,876)	84,927
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$45,747	$18,174	$27,573	$133,579	$34,634	$98,945

The changes in OCI for the three- and nine-month periods can be attributed primarily to an increase in the fair value of our investment securities due to general spread tightening. The changes were partially offset by the reclassification of unrealized gains reported in OCI to net income in relation to the sale of certain multi-family CMBS investments in 2019.

Balance Sheet Analysis

As of September 30, 2019, we had approximately $19.8 billion of total assets, as compared to approximately $14.7 billion of total assets as of December 31, 2018. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate in accordance with GAAP. As of September 30, 2019 and December 31, 2018, the Consolidated K-Series assets amounted to approximately $15.9 billion and $11.7 billion, respectively. For a reconciliation of our actual interest in the Consolidated K-Series to our financial statements, see “Capital Allocation” and “Quarterly Comparative Portfolio Net Interest Margin” above.

Investment Securities

At September 30, 2019, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, non-Agency RMBS, Agency CMBS and ABS which are classified as investment securities available for sale. Our securities investments also include the Consolidated K-Series. At September 30, 2019, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of September 30, 2019 as compared to December 31, 2018 is primarily due to purchases of Agency CMBS, non-Agency RMBS and ABS during the period and an increase in fair value of our investment securities partially offset by sales of Agency CMBS during the period.

The following tables summarize our investment securities portfolio as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	September 30, 2019
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$866,370	$898,806	$4,857	$(6,496)	$897,167	3.38%	2.68%	$785,266
Agency ARMs	57,219	60,135	17	(1,481)	58,671	3.22%	1.73%	55,598
Total Agency RMBS	923,589	958,941	4,874	(7,977)	955,838	3.37%	2.62%	840,864
Non-Agency RMBS
Senior	196,784	196,877	1,970	(14)	198,833	5.07%	5.06%	81,016
Mezzanine	289,210	285,007	7,616	(178)	292,445	5.24%	5.66%	90,646
Subordinate	119,702	119,655	1,947	—	121,602	6.03%	6.06%	38,677
IO	969,116	9,085	267	(704)	8,648	0.40%	5.87%	—
Total Non-Agency RMBS	1,574,812	610,624	11,800	(896)	621,528	3.04%	5.51%	210,339
Agency CMBS
Senior	20,258	20,258	6	—	20,264	2.71%	2.71%	—
Mezzanine	250,774	244,463	13,825	(154)	258,134	5.14%	5.49%	162,245
Total Agency CMBS	271,032	264,721	13,831	(154)	278,398	5.11%	5.45%	162,245
ABS
Residuals	113	48,557	—	(303)	48,254	—	10.39%	—
Total ABS	113	48,557	—	(303)	48,254	—	10.39%	—
Total - AFS	$2,769,546	$1,882,843	$30,505	$(9,330)	$1,904,018	3.45%	3.67%	$1,213,448
Consolidated K-Series
Agency CMBS
Senior	$11,989	$12,223	$201	$—	$12,424	2.63%	2.29%	$—
Mezzanine	92,926	83,055	12,500	—	95,555	4.22%	5.72%	75,614
PO	1,176,420	545,138	167,046	—	712,184	—	13.22%	508,387
IO	9,723,057	64,927	152	(177)	64,902	0.10%	4.61%	26,461
Total - Consolidated K-Series	11,004,392	705,343	179,899	(177)	885,065	0.13%	11.44%	610,462
Total Investment Securities	$13,773,938	$2,588,186	$210,404	$(9,507)	$2,789,083	0.69%	5.80%	$1,823,910

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

	December 31, 2018
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$965,501	$1,002,057	$—	$(35,721)	$966,336	3.37%	2.76%	$857,582
Agency ARMs	70,360	73,949	8	(2,563)	71,394	2.99%	1.68%	67,648
Total Agency RMBS	1,035,861	1,076,006	8	(38,284)	1,037,730	3.34%	2.68%	925,230
Non-Agency RMBS
Senior	108,138	108,155	—	(470)	107,685	4.71%	4.71%	80,875
Mezzanine	98,417	97,683	166	(971)	96,878	5.16%	6.42%	7,855
Subordinate	9,537	9,499	—	(25)	9,474	1.43%	4.34%	—
Total Non-Agency RMBS	216,092	215,337	166	(1,466)	214,037	4.87%	5.92%	88,730
Agency CMBS
Mezzanine	214,151	204,011	4,150	(376)	207,785	5.20%	5.17%	117,936
PO	63,873	37,288	13,621	—	50,909	—	13.38%	—
IO	743,446	1,747	44	—	1,791	0.12%	7.37%	—
Total Agency CMBS	1,021,470	243,046	17,815	(376)	260,485	0.63%	7.31%	117,936
Total - AFS	$2,273,423	$1,534,389	$17,989	$(40,126)	$1,512,252	2.26%	3.40%	$1,131,896
Consolidated K-Series
Agency CMBS
Mezzanine	$67,323	$58,449	$2,780	$(324)	$60,905	4.01%	6.13%	$47,214
PO	912,922	401,695	155,014	(123)	556,586	—	12.93%	364,467
IO	6,201,542	39,977	190	(59)	40,108	0.10%	4.73%	—
Total - Consolidated K-Series	7,181,787	500,121	157,984	(506)	657,599	0.11%	11.84%	411,681
Total Investment Securities	$9,455,210	$2,034,510	$175,973	$(40,632)	$2,169,851	0.75%	5.24%	$1,543,577

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Consolidated K-Series

As of September 30, 2019 and December 31, 2018, we owned 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in, and related debt issued by, twelve and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of September 30, 2019 and December 31, 2018, respectively, of which we, or one of our SPEs, own the first loss POs and, in certain cases, IOs and/or senior or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements.

We do not have any claims to the assets (other than those securities represented by our first loss POs, IOs and senior or mezzanine securities) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the Agency CMBS comprised of first loss PO, and, in certain cases, IOs and/or senior or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $885.1 million and $657.6 million as of September 30, 2019 and December 31, 2018, respectively.

Agency CMBS - Consolidated K-Series Loan Characteristics:

The following table details the loan characteristics of the underlying loans that back our Agency CMBS first loss POs as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands, except as noted):

	September 30, 2019	December 31, 2018
Current balance of loans	$14,727,391	$13,593,818
Number of loans	749	773
Weighted average original LTV	68.0%	68.8%
Weighted average underwritten debt service coverage ratio	1.47x	1.45x
Current average loan size	$19,663	$19,364
Weighted average original loan term (in months)	125	123
Weighted average current remaining term (in months)	79	64
Weighted average loan rate	4.25%	4.34%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	15.4%	14.8%
Texas	12.0%	13.0%
Maryland	6.3%	5.0%
Florida	5.4%	4.5%

Investment Securities Financing

Repurchase Agreements

The Company finances its investment securities primarily through repurchase agreements with third party financial institutions. These repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us. The size of the haircut represents the lender’s perceived risk associated with holding the investment securities as collateral. The haircut provides lenders with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. At each settlement date, we typically refinance each expiring repurchase agreement at the market interest rate at that time.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2019, 2018 and 2017 for our repurchase agreement borrowings secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2019	$1,776,741	$1,823,910	$1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

December 31, 2018	1,372,459	1,543,577	1,543,577
September 30, 2018	1,144,080	1,130,659	1,163,683
June 30, 2018	1,230,648	1,179,961	1,279,121
March 31, 2018	1,287,939	1,287,314	1,297,949

December 31, 2017	1,224,771	1,276,918	1,276,918
September 30, 2017	624,398	608,304	645,457
June 30, 2017	688,853	656,350	719,222
March 31, 2017	702,675	702,309	762,382

Securitized Debt

As of December 31, 2018, the Company had securitized certain of its Agency CMBS first loss POs and IOs in a multi-family CMBS re-securitization transaction. The Company’s net investment in this re-securitization was the maximum amount of the Company’s investment that was at risk to loss and represented the difference between the carrying amount of the net assets and liabilities associated with the Agency CMBS first loss POs and IOs held in the re-securitization. The Company had a net investment in the re-securitization of $93.1 million as of December 31, 2018. The interest rate on the multi-family CMBS re-securitization was 5.35% as of December 31, 2018. In March 2019, the Company exercised its option to redeem the notes issued by this multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million resulting in a loss on extinguishment of debt of $2.9 million.

Multi-Family Preferred Equity and Mezzanine Loan Investments
The Company invests in preferred equity of and mezzanine loans to entities that have significant multi-family real estate assets (referred to in this section as “Preferred Equity and Mezzanine Loans”). A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Preferred Equity and Mezzanine Loans for accounting treatment as loans versus equity investment. Preferred Equity and Mezzanine Loans, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in preferred equity and mezzanine loan investments on our consolidated balance sheets. Preferred Equity and Mezzanine Loans where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in investments in unconsolidated entities on our consolidated balance sheets.

As of September 30, 2019, all Preferred Equity and Mezzanine Loans were paying in accordance with their contractual terms. During the three and nine months ended September 30, 2019, there were no impairments with respect to our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	September 30, 2019
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	41	$265,510	$267,571	11.41%	7.8
Mezzanine loans	3	6,171	6,186	11.96%	26.0
Total	44	$271,681	$273,757	11.42%	8.2

	December 31, 2018
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	28	$195,101	$196,464	11.59%	7.2
Mezzanine loans	4	10,926	10,970	12.29%	17.5
Total	32	$206,027	$207,434	11.62%	7.8

(1)
Preferred equity and mezzanine loan investments in the amounts of $179.0 million and $165.6 million are included in preferred equity and mezzanine loan investments on the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Preferred equity investments in the amounts of $92.7 million and $40.5 million are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

(2)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses.

(3)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	September 30, 2019	December 31, 2018
70.01% - 80.00%	22.7%	8.5%
80.01% - 90.00%	77.3%	91.5%
Total	100.0%	100.0%

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Equity Investments

The Company has invested in joint venture equity investments in entities that own multi-family real estate assets. We receive variable distributions from these investments on a pari passu basis based upon property performance and record our positions at fair value. The following table summarizes our multi-family joint venture equity investments as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

		September 30, 2019		December 31, 2018
	Property Location	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Evergreens JV Holdings, LLC (1)	Durham, NC	—	$—	85%	$8,200
The Preserve at Port Royal Venture, LLC	Port Royal, SC	77%	14,470	77%	13,840
Total			$14,470		$22,040

(1)	The Company's equity investment was redeemed during the nine months ended September 30, 2019.

Equity Investments in Entities That Invest In Residential Properties and Mortgage Loans

The Company has ownership interests in entities that invest in residential properties and mortgage loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and mortgage loans (dollar amounts in thousands):

		September 30, 2019		December 31, 2018
	Strategy	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$11,564	11%	$10,954
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Mortgage Loans	49%	50,215	—	—
Total			$61,779		$10,954

Distressed and Other Residential Mortgage Loans, at Fair Value

Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans and second mortgages, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following table details our residential and other mortgage loans, at fair value at September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	September 30, 2019			December 31, 2018
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Distressed Residential Mortgage Loans	4,686	$790,181	$761,900	3,352	$627,092	$576,816
Other Residential Mortgage Loans	2,096	$359,995	$354,228	1,539	$161,280	$160,707

Characteristics of Our Distressed and Other Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase (1)	September 30, 2019	December 31, 2018
50.00% or less	17.7%	18.5%
50.01% - 60.00%	12.5%	13.6%
60.01% - 70.00%	16.6%	14.5%
70.01% - 80.00%	17.8%	15.9%
80.01% - 90.00%	16.0%	15.4%
90.01% - 100.00%	10.1%	9.3%
100.01% and over	9.3%	12.8%
Total	100.0%	100.0%

(1)	For second mortgages, the Company calculates the combined loan to value.

FICO Scores at Purchase	September 30, 2019	December 31, 2018
550 or less	22.0%	26.0%
551 to 600	21.0%	21.9%
601 to 650	16.8%	17.3%
651 to 700	14.9%	12.7%
701 to 750	11.9%	10.3%
751 to 800	9.2%	7.8%
801 and over	4.2%	4.0%
Total	100.0%	100.0%

Current Coupon	September 30, 2019	December 31, 2018
3.00% or less	4.8%	8.6%
3.01% - 4.00%	18.3%	16.1%
4.01% - 5.00%	38.1%	35.2%
5.01% – 6.00%	22.0%	19.0%
6.01% and over	16.8%	21.1%
Total	100.0%	100.0%

Delinquency Status	September 30, 2019	December 31, 2018
Current	83.5%	71.8%
31 – 60 days	6.5%	6.4%
61 – 90 days	2.4%	12.3%
90+ days	7.6%	9.5%
Total	100.0%	100.0%

Origination Year	September 30, 2019	December 31, 2018
2005 or earlier	20.6%	23.8%
2006	14.2%	16.0%
2007	24.0%	27.4%
2008 or later	41.2%	32.8%
Total	100.0%	100.0%

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

The following table details our portfolio of distressed residential mortgage loans at carrying value at September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2019	2,080	$173,325	$164,794
December 31, 2018	2,702	$242,007	$228,466

Characteristics of Distressed Residential Mortgage Loans accounted for under ASC 310-30:

Loan to Value at Purchase	September 30, 2019	December 31, 2018
50.00% or less	4.6%	3.9%
50.01% - 60.00%	5.0%	4.8%
60.01% - 70.00%	6.7%	7.6%
70.01% - 80.00%	14.1%	12.4%
80.01% - 90.00%	14.6%	13.7%
90.01% - 100.00%	15.8%	15.0%
100.01% and over	39.2%	42.6%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2019	December 31, 2018
550 or less	22.1%	20.3%
551 to 600	31.5%	30.5%
601 to 650	29.0%	29.3%
651 to 700	11.5%	12.3%
701 to 750	4.2%	5.3%
751 to 800	1.5%	1.9%
801 and over	0.2%	0.4%
Total	100.0%	100.0%

Current Coupon	September 30, 2019	December 31, 2018
3.00% or less	6.2%	7.9%
3.01% - 4.00%	6.4%	8.5%
4.01% - 5.00%	22.2%	21.2%
5.01% – 6.00%	13.3%	13.6%
6.01% and over	51.9%	48.8%
Total	100.0%	100.0%

Delinquency Status	September 30, 2019	December 31, 2018
Current	67.0%	65.7%
31 – 60 days	6.8%	10.6%
61 – 90 days	3.0%	4.5%
90+ days	23.2%	19.2%
Total	100.0%	100.0%

Origination Year	September 30, 2019	December 31, 2018
2005 or earlier	30.4%	29.2%
2006	17.4%	17.9%
2007	30.8%	32.1%
2008 or later	21.4%	20.8%
Total	100.0%	100.0%

Distressed and Other Residential Loans Financing

Repurchase Agreements

The Company has master repurchase agreements with two third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity
September 30, 2019	$950,000	$736,348	$937,682	4.05%	4.00
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2019, 2018 and 2017 for our repurchase agreement borrowings secured by distressed and other residential mortgage loans, including both first and second mortgages (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2019	$745,972	$736,348	$755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

December 31, 2018	301,956	589,148	589,148
September 30, 2018	179,241	177,378	181,574
June 30, 2018	176,951	192,553	197,263
March 31, 2018	150,537	149,535	153,236

December 31, 2017	151,523	149,715	159,708
September 30, 2017	160,546	161,006	169,099
June 30, 2017	172,221	175,597	175,597
March 31, 2017	185,047	173,283	191,510

Securitized Debt

As of December 31, 2018, $88.1 million of distressed residential mortgage loans were held in a securitization trust and were pledged as collateral for certain of the securitized debt issued by the Company. As of December 31, 2018, the interest rate on the distressed residential mortgage loan securitization trust was 4.0%. The Company’s net investment in this securitization trust was the maximum amount of the Company’s investment that was at risk to loss and represented the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts. The Company had a net investment in these securitization trusts of $85.7 million as of December 31, 2018. In March 2019, the Company repaid $6.5 million in outstanding notes from this securitization and distressed residential mortgage loans with a carrying value of $80.0 million became unencumbered.

Residential Mortgage Loans Held in Securitization Trusts, Net and Residential CDOs

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005. The following table details our residential mortgage loans held in securitization trusts at September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2019	171	$48,869	$45,672
December 31, 2018	196	$60,171	$56,795

Of the residential mortgage loans held in securitization trusts, 100% are traditional ARMs or hybrid ARMs, 80.7% of which were ARM loans that were interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. As of September 30, 2019, the interest only period for the interest only ARM loans included in these securitizations has ended.

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2019 and December 31, 2018, respectively (dollar amounts in thousands):

	September 30, 2019			December 31, 2018
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$414	$2,850	$48	$425	$2,850	$48
Current Coupon Rate	4.87%	6.88%	3.00%	4.75%	6.63%	3.00%
Gross Margin	2.36%	4.13%	1.25%	2.36%	4.13%	1.13%
Lifetime Cap	11.32%	12.63%	9.38%	11.32%	12.63%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	188	195	154	197	204	163
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	727	818	603	725	818	603
Original LTV	70.45%	95.00%	16.28%	70.54%	95.00%	16.28%

Residential Collateralized Debt Obligations

All of the Company’s residential mortgage loans held in securitization trusts are pledged as collateral for residential CDOs issued by the Company. The Company retained the owner trust certificates, or residual interest, in three securitization trusts. As of September 30, 2019 and December 31, 2018, we had residential CDOs outstanding of $42.1 million and $53.0 million, respectively. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of residential CDOs outstanding, was $4.8 million as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the weighted average interest rate of these residential CDOs was 2.64% and 3.12%, respectively.

Derivative Assets and Liabilities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are "To-Be-Announced," or TBAs.

Our current derivative instruments are comprised of interest rate swaps. We use interest rate swaps to hedge variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate based on one- or three- month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. For the three and nine months ended September 30, 2019, we recognized unrealized losses on our interest rate swaps of $12.6 million and $42.2 million, respectively. Unrealized losses include the change in market value, period over period, generally as a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative losses depending upon trade activity, changes in interest rates and the values of the underlying securities.
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

Debt

The Company's debt as of September 30, 2019 included Convertible Notes, subordinated debentures and mortgages and notes payable in consolidated variable interest entities.

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

Subordinated Debentures

As of September 30, 2019, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 6.13%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at September 30, 2019 was $1.8 billion and included $21.9 million of accumulated other comprehensive income. The accumulated other comprehensive income at September 30, 2019 consisted of $13.7 million in net unrealized gains related to our CMBS and $11.3 million in net unrealized gains related to our non-Agency RMBS, partially offset by $3.1 million in net unrealized losses related to our Agency RMBS. The Company's stockholders’ equity at December 31, 2018 was $1.2 billion and included $22.1 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2018 consisted of $38.3 million in unrealized losses related to our Agency RMBS and $1.2 million in net unrealized losses related to our non-Agency RMBS, partially offset by $17.4 million in net unrealized gains related to our CMBS.

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

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management and incentive fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the Agency CMBS first loss POs we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our Agency CMBS first loss POs are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically ten to fifteen years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain assets from its investment portfolio as part of its overall investment strategy and these sales are expected to provide additional liquidity.

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

At September 30, 2019, we had cash and cash equivalents balances of $65.9 million, which decreased from $103.7 million at December 31, 2018. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, net cash, cash equivalents and restricted cash decreased by $42.3 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $26.4 million during the nine months ended September 30, 2019. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments and derivatives.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, our cash flows used in investing activities was $601.8 million, primarily as a result of purchases of residential mortgage loans and distressed residential mortgage loans, RMBS, Agency CMBS including securities in the Consolidated K-Series and funding of preferred equity, equity and mezzanine loan investments, reflecting our continued focus on single-family residential and multi-family investment strategies. These purchases were partially offset by principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans, principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments and proceeds from sales of investment securities.

Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.

Because many of our investment securities are financed through repurchase agreements, a portion of the proceeds from any sales or principal repayments of our investment securities may be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal repayments received on multi-family loans held in securitization trusts and principal repayments received from distressed and other residential mortgage loans would generally be used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

As presented in the “Supplemental Disclosure - Non-Cash Investment Activities” subsection of our condensed consolidated statements of cash flows, during the the nine months ended September 30, 2019, we consolidated certain multi-family securitization trusts which represent significant non-cash transactions that were not included in cash flows used in investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, our cash flows provided by financing activities was $533.2 million. The main sources of cash flows from financing activities were proceeds from repurchase agreements for both our investment securities and distressed and other residential mortgage loans and net proceeds from various issuances of both our common and preferred stock. During the nine months ended September 30, 2019, we paid dividends on both our common and preferred stock, redeemed our multi-family CMBS re-securitization and repaid outstanding notes from our distressed residential mortgage loan securitization.

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

As of September 30, 2019, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2019, we had an aggregate amount at risk under our repurchase agreements of approximately $328.2 million, with no more than approximately $77.4 million at risk with any single counterparty. At September 30, 2019, the Company had short-term repurchase agreement borrowings of $1.8 billion as compared to $1.5 billion as of December 31, 2018.

As of September 30, 2019, our available liquid assets include unrestricted cash and cash equivalents and unencumbered securities we believe may be posted as margin. We had $65.9 million in cash and cash equivalents and $637.0 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2019 included $67.9 million of Agency RMBS, $187.3 million of CMBS, $333.5 million of non-Agency RMBS and $48.3 million of ABS. We believe the cash and unencumbered securities, which collectively represent 38.5% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At September 30, 2019, the Company also had longer-term master repurchase agreements with terms of up to one year with certain third party financial institutions that are secured by certain of our residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Distressed and Other Residential Loans Financing—Repurchase Agreements" for further information.

The Company has $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At September 30, 2019, we also had other longer-term debt, including Residential CDOs outstanding of $42.1 million, multi-family CDOs outstanding of $15.0 billion (which represent obligations of the Consolidated K-Series), and subordinated debt of $45.0 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively.

As of September 30, 2019, our overall leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.5 to 1. Our overall leverage ratio does not include debt associated with the Multi-family CDOs, the Residential CDOs or other non-recourse debt, for which we have no obligation. As of September 30, 2019, our leverage ratio on our short term financings or callable debt, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.4 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”). Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

The following table details the Company's public and “at-the-market” offerings of both common and preferred stock during the nine months ended September 30, 2019 (dollar amounts in thousands):

Offering Type	Shares Issued	Net Proceeds (1)	Amount Remaining Available for Issuance under Offering Program
Public offerings of common stock	104,190,000	$618,627	N/A
At-the-market common stock	2,260,200	$13,621	$72,526
At-the-market preferred stock	1,250,707	$30,490	$19,045

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses, as applicable.

Additionally, in October 2019, the Company issued 6,900,000 shares of its preferred stock through an underwritten public offering, resulting in total net proceeds to the Company of $166.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

Dividends

On September 9, 2019, our Board of Directors declared the following quarterly cash dividends:

Class of Stock	Dividend Amount Per Share	Record Date	Payment Date
Common Stock	$0.20	September 19, 2019	October 25, 2019
7.75% Series B Cumulative Redeemable Preferred Stock	$0.48	October 1, 2019	October 15, 2019
7.875% Series C Cumulative Redeemable Preferred Stock	$0.49	October 1, 2019	October 15, 2019
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$0.50	October 1, 2019	October 15, 2019

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, TBAs and other securities or instruments we may use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of September 30, 2019 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(28,210)
+100	$(14,498)
-100	$14,780

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

We are subject to “margin call” risk under our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our repurchase agreements as they mature from time to time in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

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

With respect to the $164.8 million of distressed residential mortgage loans at carrying value and $761.9 million of distressed residential mortgage loans at fair value owned by the Company at September 30, 2019, we purchased the majority of these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default. In connection with our loan acquisitions, we or a third party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential mortgage loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

We are exposed to credit risk in our investments in non-Agency RMBS totaling $621.5 million as of September 30, 2019. The non-Agency RMBS in our investment portfolio consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios.

As of September 30, 2019, we own $712.2 million of multi-family CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 46.3% of current par. Prior to the acquisition of each of our multi-family CMBS comprised of first loss POs, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analysis. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of September 30, 2019, we own approximately $297.7 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised such rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment. In February 2019, the Company successfully resolved its investment in The Clusters with the sale of the entity's multi-family apartment community and full redemption of the Company's preferred equity investment.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While a significant amount of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our multi-family CMBS POs and residential mortgage loans, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2019 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2019, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(192,212)	3.2
+100	$(86,978)	2.7
Base		2.9
-100	$90,230	2.5

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Articles of Amendment of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2019).

3.3
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2019).

3.4
Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.5
Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.6
Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.7
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.8
Articles Supplementary classifying and designating 2,460,000 additional shares of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.9
Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.10
Articles Supplementary classifying and designating the Company's 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series E Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

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

4.5
Form of Certificate representing the Series E Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	November 7, 2019	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Kristine R. Nario-Eng
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

3.2	Articles of Amendment of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2019).

3.3
Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2019).

3.4
Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.5
Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.6
Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.7
Articles Supplementary classifying and designating the Company's 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.8
Articles Supplementary classifying and designating 2,460,000 additional shares of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.9
Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.10
Articles Supplementary classifying and designating the Company's 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series E Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

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

4.5
Form of Certificate representing the Series E Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.