Form 10-K
period 2019-12-31
NEW YORK MORTGAGE TRUST INC
filed 2020-02-28
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________

Commission File Number 001-32216
NEW YORK MORTGAGE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Park Avenue, New York, NY 10016
(Address of principal executive office) (Zip Code)
(212) 792-0107
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTP	NASDAQ Stock Market
7.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTO	NASDAQ Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      ☒ No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019 (the last day of the registrant’s most recently completed second fiscal quarter) was $1,298,259,627 based on the closing sale price on the NASDAQ Global Select Market on June 28, 2019.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on February 27, 2020 was 377,468,145.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders scheduled for June 2020 to be filed with the Securities and Exchange Commission by no later than April 30, 2020.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

•
“Agency CMBS” refers to CMBS representing interests in or obligations backed by pools of multi-family mortgage loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);

•	“Agency fixed-rate” refers to Agency RMBS comprised of fixed-rate RMBS;

•	“Agency IOs” refers to Agency RMBS comprised of IO RMBS;

•
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans guaranteed by Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae;

•	“ARMs” refers to adjustable-rate residential mortgage loans;

•	“CDO” refers to collateralized debt obligation;

•
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as PO, IO, senior or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” own the first loss POs and certain IOs and certain senior or mezzanine securities that we consolidate in our financial statements in accordance with GAAP;

•
“Consolidated SLST” refers to a Freddie Mac-sponsored residential mortgage loan securitization, comprised of seasoned re-performing and non-performing residential mortgage loans, of which we own the first loss subordinated securities and certain IOs and senior securities that we consolidate in our financial statements in accordance with GAAP;

•
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE and that we consolidate in our financial statements in accordance with GAAP;

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

•
“Multi-family CDOs” refers to the debt that permanently finances the multi-family mortgage loans held by the Consolidated K-Series that we consolidate in our financial statements in accordance with GAAP;

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

•
“residential bridge loans” refers to short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit;

•
“Residential CDOs” refers to the debt that permanently finances our residential mortgage loans held in securitization trusts, net that we consolidate in our financial statements in accordance with GAAP;

•	“RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities;

•	“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans;

•	“SLST CDOs” refers to the debt that permanently finances the residential mortgage loans held in Consolidated SLST that we consolidate in our financial statements in accordance with GAAP; and

•
“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit assets, including investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of fixed-income investments that provide coupon income and we believe provide downside protection.

Our investment portfolio includes (i) multi-family credit assets, such as multi-family CMBS (excluding Agency CMBS) and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) single-family credit assets, such as residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, residential bridge loans and other residential mortgage loans, and non-Agency RMBS, (iii) Agency securities such as Agency RMBS and Agency CMBS and (iv) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

Over the course of the last four years, we have sought to internalize the investment management of our various investment portfolios. In May 2016, we acquired our external manager for our structured multi-family property investments. In 2019, we completed the internalization of the management of our distressed residential loan strategy that expands our capabilities in self managing, sourcing and creating single-family credit assets. We believe that internalization of all our credit investing functions, including both multi-family and single-family credit investments, will strengthen our ability to identify and secure future attractive investment opportunities.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer term repurchase agreement borrowing with terms between one year and 24 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year.

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

Our Investment Strategy

Our strategy is to construct a portfolio of mortgage-related and residential housing-related assets that include elements of credit risk and interest rate risk. We have sought in recent years, and intend in the future to continue, to focus on expanding our portfolio of “single-family and multi-family credit” assets, which we believe benefit from improving credit metrics. We define credit assets as (i) structured multi-family property investments, (ii) residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, residential bridge loans and other residential mortgage loans, (iii) non-Agency RMBS and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest margin. We also own and manage a portfolio of Agency securities primarily comprised of Agency fixed-rate RMBS and Agency ARMs, and Agency CMBS, and we may pursue opportunistic acquisitions of other types of assets that meet our investment criteria.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk, prepayment risk, hedging risk, interest rate risk, fair value risk and/or liquidity risk related to the asset or the underlying collateral, the composition of our investment portfolio, REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market conditions. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in assets that meet our underwriting and return requirements. Consistent with our strategy to produce returns through a combination of net interest margin and capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

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

For more information regarding our portfolio as of December 31, 2019, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Credit Assets

Our portfolio of credit assets is substantially comprised of investments in two asset categories: multi-family credit investments and single-family credit investments.

Multi-Family Credit Investments

We seek to position our multi-family credit investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States. In general terms, we expect that our multi-family credit investments will principally be in the form of multi-family CMBS (excluding Agency CMBS) as well as preferred equity investments in, and mezzanine loans to, owners of multi-family apartment properties.
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

Multi-Family CMBS. Our portfolio of multi-family CMBS (excluding Agency CMBS) is comprised of (i) first loss PO securities issued by certain multi-family loan K-series securitizations sponsored by Freddie Mac and (ii) certain IOs and/or mezzanine securities issued by these securitizations. Our investments in these privately placed first loss POs generally represent 7.5% of the overall securitization which typically initially totals approximately $1.0 billion in multi-family residential loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Our first loss POs are typically backed by fixed-rate balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is ten to fifteen years from the date the underlying mortgage loans are originated. Moreover, each first loss PO of multi-family CMBS in our portfolio is the most junior of securities issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior securities being exposed to loss. As a result, each of the first loss PO in our portfolio has been purchased, upon completion of a credit analysis and due diligence, at a sizable discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss PO, the Company has the right to participate in the workout of any distressed property in the securitization. We believe this right provides the Company with an opportunity to mitigate or reduce any possible loss associated with the distressed property. The IOs that we own represent a strip off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We also invest in the mezzanine tranche of multi-family CMBS that sit below the more senior CMBS in terms of priority. Our investment in these mezzanine securities may involve the use of some form of leverage in order to generate attractive risk-adjusted returns on these securities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been generally underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, the multi-family CMBS we own, excluding Agency CMBS, are not guaranteed by Freddie Mac.

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

Joint Venture Equity. We own joint venture investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pari passu basis between us and the other operating partners. In most cases, we have provided between 77% and 90% of the total equity capital for the joint venture, with our operating partner providing the balance of the equity capital.

Other. We may also acquire investments that are structured with terms that reflect a combination of the investment structures described above. We also may invest, from time to time, based on market conditions, in other multi-family investments, structured investments in other property categories, equity and debt securities issued by entities that invest in residential and commercial real estate or in other mortgage- and real estate- related assets that enable us to qualify or maintain our qualification as a REIT or otherwise.

Single-Family Credit Investments

We first began acquiring distressed residential mortgage loans in 2010 from select mortgage loan originators and secondary market institutions. We generally seek to acquire pools of single-family residential mortgage loans from select mortgage loan originators and secondary market institutions and contract with originators to acquire second mortgage loans they originate that meet our purchase criteria. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.

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

Performing Residential Mortgage Loans. The performing residential mortgage loans consist of GSE-eligible mortgage loans, non-QM mortgage loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines.

Residential Bridge Loans. We acquire short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the property for a profit.

Second Mortgages. We purchase second mortgages that have equity in excess of the balance on the combined first and second lien mortgage owed and predominantly meet our underwriting guidelines. This program provided us with attractive risk-adjusted returns by targeting higher credit-quality borrowers that were underserved by large financial institutions.

Investments in Non-Agency RMBS. Our non-Agency RMBS are collateralized by residential credit assets. The non-Agency RMBS in our investment portfolio may consist of the senior, mezzanine or subordinated tranches in the securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. We believe that non-Agency RMBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

Investments in Agency Securities

Our leveraged Agency RMBS portfolio consists of Agency fixed-rate RMBS and Agency ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency fixed-rate RMBS are primarily backed by 15-year and 30-year residential fixed rate mortgage loans. Our current portfolio of Agency ARMs has interest reset periods ranging from 1 month to 33 months. In managing our portfolio of Agency RMBS, we expect to employ leverage through the use of repurchase agreements to generate risk adjusted returns, subject to general and capital market conditions among other factors.

We also invest in Agency CMBS. Our current portfolio of Agency CMBS is primarily comprised of senior securities issued by certain multi-family loan K-series securitizations sponsored and guaranteed by Freddie Mac.

The Company’s relative allocation to Agency Securities declined over the years as the opportunity became less compelling relative to other strategies of focus. Today, the Company primarily uses Agency Securities as an incubator to redeploy capital into credit assets. New investment allocation is currently focused on Agency CMBS, as the Company is protected against negative convexity risk.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-term repurchase agreement borrowings and structured financings, including securitized debt, CDOs, long-term subordinated debt, and convertible notes. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, we target maximum leverage ratios for each eligible investment, callable or short-term financings of 8 to 1, in the case of our liquid assets such as our Agency RMBS, and 2 to 1 in the case of our more illiquid assets, such as our first loss PO securities. Based on our current portfolio composition, our target total debt leverage ratio is approximately between 2 to 2.5 times. This target may be adjusted depending on the composition of our overall portfolio.

As of December 31, 2019, our total debt leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 1.5 to 1. Our total debt leverage ratio does not include debt associated with the Multi-family CDOs, SLST CDOs, Residential CDOs or other non-recourse debt, for which we have no obligation. Our portfolio leverage ratio, which represents our repurchase agreement borrowings divided by our total stockholders' equity, was approximately 1.4 to 1 as of December 31, 2019. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We primarily rely on repurchase agreements to fund the securities we own. We also have repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. These repurchase agreements provide us with borrowings, which have terms ranging from 30 days to 12 months, that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short-term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged.

With respect to our investments in credit assets that are not financed by short-term repurchase agreements, we finance our investment in these assets through longer-term borrowings and working capital. Our financings may include longer-term structured debt financing, such as longer-term repurchase agreement financing with terms of up to 24 months and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing.  We issue securitized debt for the primary purpose of obtaining longer-term non-recourse financing on these assets.

Pursuant to the terms of any longer-term debt financings we utilize, our ability to access the cash flows generated by the assets serving as collateral for these borrowings may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. As part of our longer-term master repurchase agreements that finance certain of our credit assets, we have provided a guarantee with respect to certain terms of some of these longer-term borrowings incurred by certain of our subsidiaries and we may provide similar guarantees in connection with future financings. The Company had no securitized debt outstanding as of December 31, 2019.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2019, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 90 Park Avenue, Floor 23, New York, New York, 10016 and our telephone number is (212) 792-0107. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California. As of December 31, 2019, we employed 55 full-time employees.

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

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer and to our other employees. We have also adopted a Code of Ethics for senior financial officers, including the principal financial officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of either of these Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website at www.nymtrust.com, “Corporate Governance”. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 90 Park Avenue, Floor 23, New York, New York, 10016. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, and, as amended, or Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our assets, changes in credit spreads, changes in the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, or Ginnie Mae; market volatility; changes in the prepayment rates on the loans we own or that underlie our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to identify and acquire our targeted assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations, or policies affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” elsewhere in this Annual Report on Form 10-K, as updated by those risks described in our subsequent filings under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A. RISK FACTORS

Set forth below are the risks that we believe are material to stockholders and prospective investors. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business. The risks discussed herein can materially adversely affect our business, liquidity, operating results, prospects, financial condition and ability to make distributions to our stockholders, and may cause the market price of our securities to decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may materially adversely affect our business, liquidity, operating results, prospects and financial condition.

Risks Related to Our Business

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio. A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of investment securities available for sale where the Company elected the fair value option and residential mortgage loans at fair value will be reflected in earnings and changes in the market values of investment securities available for sale where the Company did not elect fair value option will be reflected in stockholders’ equity. As a result, a decline in market values of assets in our investment portfolio may reduce the book value of our assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.
A decline in the market value of our interest-bearing assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan, which would reduce our liquidity and limit our ability to leverage our assets. In addition, if we are, or anticipate being, unable to post the additional collateral, we may have to sell the assets at a time when we might not otherwise choose to do so. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders. Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur losses.
The market values of our investments may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, actual or perceived increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, a reduction in the liquidity of the assets and markets generally and widening of credit spreads, adverse legislation or regulatory developments and adverse global, national, regional and local geopolitical conditions and developments including those relating to pandemics and other health crises and natural disasters, such as the recent outbreak of novel coronavirus (COVID-19). If the market values of our investments were to decline for any reason, the value of your investment could also decline.
Our efforts to manage credit risks may fail.
As of December 31, 2019, approximately 79.7% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, or they may not be cost effective. Our underwriting process and due diligence efforts may not be effective. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.
The value of the properties collateralizing or underlying the loans, securities or interests we own may decline. The frequency of default and the loss severity on our assets upon default may be greater than we anticipate. Credit sensitive assets that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

If our estimates of the loss-adjusted yields of our investments in credit sensitive assets prove inaccurate, we may experience losses.
We expect to value our investments in many credit sensitive assets based on loss-adjusted yields taking into account estimated future losses on the loans or other assets that we are investing in directly or that underlie securities owned by us, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from our estimates. In the event that we underestimate the losses relative to the price we pay for a particular investment, we may experience material losses with respect to such investment.
An increase in interest rates may cause a decrease in the availability of certain of our targeted assets and could cause our interest expense to increase, which could materially adversely affect our ability to acquire targeted assets that satisfy our investment objectives, our earnings and our ability to make distributions to our stockholders.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. Rising interest rates may also cause our targeted assets that were issued or originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is sufficiently above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders will be materially and adversely affected.
In addition, a portion of the RMBS and residential mortgage loans we invest in may be comprised of ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on the Agency ARMs or residential mortgage loans comprised of ARMs in our portfolio. This problem is magnified for securities backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs that are not fully indexed. Further, certain securities backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs, may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on Agency ARMs backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs, may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
A significant portion of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, a significant portion of our repurchase agreements and our borrowings provide for a payment reset period of 30 days or less. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on the assets in our portfolio, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

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
In general, “premium” assets (assets whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, “discount” assets (assets whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Because our securities portfolio is comprised of both discount assets and premium assets, our securities portfolio may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes.
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
Our portfolio of assets may at times be concentrated in certain asset types or secured by properties concentrated in a limited number of real estate sectors or geographic areas, which increases, with respect to those asset types, property types or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general.

We are not required to observe any specific diversification criteria. As a result, our portfolio of assets may, at times, be concentrated in certain asset types that are subject to higher risk of delinquency, default or foreclosure, or secured by properties concentrated in a limited number of real estate sectors or geographic locations, which increases, with respect to those properties or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general, thereby increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these asset or property types perform poorly or the states or regions in which these properties are located are negatively impacted.

As of December 31, 2019, approximately 23.8% of our investment portfolio are comprised of first loss POs issued by certain multi-family loan K-series securitizations sponsored by Freddie Mac and certain IOs and mezzanine securities issued by these securitizations. Our investments in these privately placed first loss POs generally represent 7.5% of the overall securitization which typically initially totals approximately $1.0 billion in multi-family loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Each first loss PO of multi-family CMBS in our portfolio is the most junior of the securities issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior securities being exposed to loss. In addition, approximately 5.7% of our total investment portfolio represent direct or indirect investments in multi-family properties. Our direct and indirect investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property, which is impacted by numerous factors. See “˗Our direct and indirect investments in multi-family and other commercial properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.” To the extent any of these factors materially adversely impact the multi-family property sector, the market values of our multi-family assets and our business, financial condition and results of operations may be materially adversely affected.

Similarly, as of December 31, 2019, approximately 47.8% of our total investment portfolio is comprised of residential mortgage loans and non-Agency RMBS. Moreover, as of December 31, 2019, significant portions of the properties that secure our multi-family loans held in securitization trusts are concentrated in California and Texas, among other states, while significant portions of the properties that secure our residential mortgage loans, including loans that secure Consolidated SLST, are concentrated in California, Florida, Texas and New York, among other states. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns relating generally to such region, type of borrower, asset or sector may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our investments include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.

Our investments include subordinated tranches of CMBS, RMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of multi-family or other commercial mortgage loans, residential mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as our first loss PO multi-family CMBS, certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with liquid investment. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2019, our portfolio included approximately $824.5 million of first loss PO multi-family CMBS, $703.2 million of subordinated non-Agency RMBS, including $214.8 million first loss securities, and $49.2 million of first loss ABS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.
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
Many of the loans we own or seek to acquire have been purchased by us at a discount to par value. These residential loans sell at a discount because they may constitute riskier investments than those selling at or above par value. The residential loans we invest in may be distressed or purchased at a discount because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan, because the loan may otherwise contain credit quality that is considered to be poor, because of errors by the originator in the loan origination underwriting process or because the loan documentation fails to meet certain standards. In addition, non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Although we typically expect to receive less than the principal amount or face value of the residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.

We also own and invest in second mortgages on residential properties, which are subject to a greater risk of loss than a traditional mortgage because our security interest in the property securing a second mortgage is subordinated to the interest of the first mortgage holder and the second mortgages have a higher combined loan-to-value ratio than do the first mortgages. If the borrower experiences difficulties in making senior lien payments or if the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our investment in the second mortgage may not be repaid in full or at all.
Finally, residential mortgage loans are also subject to "special hazard" risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be asserted against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
In connection with our operating and investment activity, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.
In connection with our business of acquiring and holding loans, engaging in securitization transactions, and investing in CMBS, non-Agency RMBS and ABS, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the loans underlying our CMBS, non-Agency RMBS and ABS to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as workouts, modifications, refinancings, foreclosures, short sales and sales of foreclosed property. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned properties. Finally, in the case of the CMBS, non-Agency RMBS and ABS in which we invest, we may have no or limited rights to prevent the servicer of the underlying loans from taking actions that are adverse to our interests.
Mortgage servicers and other service providers, such as our trustees, bond insurance providers, due diligence vendors, and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. For example, any loan modification legislation or regulatory action currently in effect or enacted in the future may incentivize mortgage loan servicers to pursue such loan modifications and other actions that may not in the best interests of the beneficial owners of the mortgage loans. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.
In the ordinary course of business, our loan servicers and other service providers are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their reputation, business, liquidity, financial position and results of operations. Residential mortgage servicers, in particular, have experienced heightened regulatory scrutiny and enforcement actions, and our mortgage servicers could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. Regardless of the merits of any such claim, proceeding or inquiry, defending any such claims, proceedings or inquiries may be time consuming and costly and may divert the mortgage servicer’s resources, time and attention from servicing our mortgage loans or related assets and performing as expected. In addition, it is possible that regulators or other governmental entities or parties impacted by the actions of our mortgage servicers could seek enforcement or legal actions against us, as the beneficial owner of the loans or other assets, and responding to such claims, and any related losses, could negatively impact our business. Moreover, if such actions or claims are levied against us, we could also suffer reputational damage and lenders and other counterparties could cease wanting to do business with us, any of which could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

Any costs or delays involved in the completion of a foreclosure or liquidation of the underlying property of the residential mortgage loans we own may further reduce proceeds from the property and may increase our loss.

We may find it necessary or desirable from time to time to foreclose on some, if not many, of the residential mortgage loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the residential mortgage loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition and ability to make distributions to our stockholders.

If we sell or transfer any whole mortgage loans to a third party, including a securitization entity, we may be required to repurchase such loans or indemnify such third party if we breach representations and warranties.

When we sell or transfer any whole mortgage loans to a third party, including a securitization entity, we generally are required to make customary representations and warranties about such loans to the third party. Our residential mortgage loan sale agreements and the terms of any securitizations into which we sell or transfer loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or securitization. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans could be worth less than the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Because the excess servicing spread is a component of the related mortgage servicing right, the risks of owning the excess servicing spread are similar to the risks of owning a mortgage servicing right, including, among other things, the illiquidity of mortgage servicing rights, significant and costly regulatory requirements, the failure of the servicer to effectively service the underlying loans and prepayment, interest and credit risks. We would record any excess servicing spread assets we acquired at fair value, which would be based on many of the same estimates and assumptions used to value mortgage servicing right assets, thereby creating the same potential for material differences between the recorded fair value of the excess servicing spread and the actual value that is ultimately realized. Also, the performance of any excess servicing spread assets we would acquire would be impacted by the same drivers as mortgage servicing right assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any excess servicing spreads we acquire, and this could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our preferred equity and mezzanine loan investments involve greater risks of loss than more senior loans secured by income-producing properties.
We own and originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. We also own and make preferred equity investments in entities that own property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in case of a mezzanine loan, or all senior and subordinated debt, in case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements, which in this case are arrangements between the lender of the senior loan and the mezzanine lender or preferred equity investor that stipulate the rights and obligations of the parties, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity investors. As a result, we may not recover some or all of our investment, which could result in significant losses.
Our investments in multi-family and other commercial properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.
Our investments in multi-family or other commercial properties are subject to risks of delinquency, default and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of a single-family residential property. The ability of a borrower to repay a loan or obligation secured by, or an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, on a timely basis or at all, or our ability to receive adequate returns on our investment, may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;

•	property location, condition, and design;

•	competition, including new construction of competitive properties;

•	a surge in homeownership rates;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in specific industry segments, including the labor, credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, energy costs and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	the risks particular to real property, including those described in “-Our real estate assets are subject to risks particular to real property.”

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. Similarly, the CMBS, mezzanine loan and preferred and joint venture equity investments we own may be adversely affected by a default on any of the loans or other instruments that underlie those securities or that are secured by the related property. See “- Our investments include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.”
In the event of the bankruptcy of a commercial mortgage loan borrower, the commercial mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The revenues generated by our investments in multi-family properties are significantly influenced by demand for multi-family properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified portfolio.
A significant portion of our investment portfolio is comprised of direct or indirect investments in multi-family properties, and we expect that our portfolio going forward will continue to heavily focus on these assets. As a result, we are subject to risks inherent in investments concentrated in a single industry, and a decrease in the demand for multi-family apartment properties would likely have a greater adverse effect on our revenues and results of operations than if we made similar investments in additional property types. Resident demand at multi-family apartment properties may be adversely affected by, among other things, reduced household spending, reduced home prices, high unemployment, the rate of household formation or population growth in the markets in which we invest, changes in interest rates or the changes in supply of, or demand for, similar or competing multi-family apartment properties in an area. Reduced resident demand could cause downward pressure on occupancy and market rents at the properties in which we invest, which could cause a decrease in our revenue. In addition, decreased demand could also impair the ability of the owners of the properties that secure or underlie our investments to satisfy their substantial debt service obligations or make distributions or payments of principal or interest to us, which in turn could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.
Actions of our operating partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.
We have entered into, and in the future may make mezzanine loans to or preferred or joint venture equity investments in owners of multi-family properties, who we consider to be our operating partners with respect to the acquisition, improvement or financing of the underlying properties, as the case may be. We may also make investments in properties through operating agreements, partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

•
under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture; or

•
that we will rely on our operating partners to provide us with accurate financial information regarding the performance of the properties underlying our preferred equity, mezzanine loan and joint venture investments on a timely basis to enable us to satisfy our annual, quarterly and periodic reporting obligations under the Exchange Act and our operating partners and the entities in which we invest may have inadequate internal controls or procedures that could cause us to fail to meet our reporting obligations and other requirements under the federal securities laws.

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce our investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a venture if we desire to exit the venture.

Our real estate and real estate-related assets are subject to risks particular to real property.

We own assets secured by real estate and to a lesser extent real estate, and may in the future acquire more of these assets, either through direct or indirect investments or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001, social unrest and civil disturbances;

•
adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics and health crises, such as the recent outbreak of novel coronavirus (COVID-19);

•
changes in governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•	adverse developments or conditions resulting from or associated with climate change.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
To the extent that due diligence is conducted as part of our acquisition or underwriting process, such due diligence may be limited, may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to material losses.
As part of our acquisition or underwriting process for certain assets, including, without limitation, mortgage loans, direct and indirect multi-family property investments, CMBS, non-Agency RMBS, ABS or other mortgage-, residential housing- or other credit-related assets, we may conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset, or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, the materials provided to us or that we review will be accurate and complete or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.
A portion of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, certain of our assets may be securitized and are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Moreover, because many of our assets are subordinated to more senior securities or loans, any potential buyer of those assets may request to conduct due diligence on those assets, which may delay the sale or transfer of those assets. The illiquidity of certain of our assets may make it difficult for us to sell such assets on a timely basis or at all if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations and financial condition.
Our Level 2 portfolio investments are recorded at fair value based on market quotations from third party pricing services and brokers/dealers. Our Level 3 investments are recorded at fair value utilizing a third party pricing service or internal valuation models. The value of our securities could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities or other investments that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly basis at fair value as determined by our management based on market quotations from third party pricing services and brokers/dealers, in the case of Level 2 investments, and third party pricing services or internal valuation models in the case of Level 3 investments.
The internal valuation models we utilize may be based on certain assumptions that are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event the models and data we use prove to be incorrect, misleading or incomplete, any decisions or determinations made in reliance thereon expose us to potential risks.
Because the quotations and models we use in determining the fair value of our Level 2 and Level 3 investments are inherently uncertain, may fluctuate over short periods of time and are based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our securities, could be materially adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
We have experienced and may experience in the future increased volatility in our GAAP results of operations due in part to the increasing contribution to financial results of assets accounted for under the fair value option.

Over the past several years the proportion of our overall investment portfolio that is accounted for under GAAP using the fair value option has grown. We have elected the fair value option for a number of our consolidated assets, including, the investment securities available for sale beginning in the fourth quarter of 2019, Consolidated K-Series, Consolidated SLST and a large portion of our distressed and other residential mortgage loans, among others, which requires that changes in valuations of these assets and associated liabilities be reflected through our income statement. Due to the increased contribution of these assets to our net income, our earnings may experience greater volatility in the future as a decline in the fair value of these assets or any others for which we elect the fair value option could reduce both our earnings and stockholders' equity and our ability to make distributions to our stockholders, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

We are highly dependent on information and communication systems and system failures and other operational disruptions could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Our business is highly dependent on communications and information systems. For example, we rely on our proprietary database to track and manage the residential mortgage loans in our portfolio. Any failure or interruption in the availability and functionality of our systems or those of our third party service providers and other operational disruptions could cause delays or other problems in our trading, investment, financing, hedging and other operating activities which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could materially adversely impact our business, financial condition and results of operations.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems and to the systems of our third party service providers. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. Although we have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures, together with our increased awareness of a risk of a cyber-incident, will be successful in averting a cyber-incident or attack that our business and results of operations will not be negatively impacted by such an incident.
Risks Related to Debt Financing
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally impacted the availability of credit from time-to-time. Continued volatility or disruption in the credit markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent.
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
Under current market conditions, securitizations have been limited. A prolonged decline in securitization activity may limit borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
We use repurchase agreements to finance a significant portion of our investments. Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral to support our repurchase agreements will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times or prices and terminate our ability to borrow. This could result in a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.
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
Our debt service payments will reduce the net income available for distribution to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. Although we have established target leverage amounts for many of our assets, there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings. As a result, we may still incur substantially more debt or take other actions which could have the effect of diminishing our ability to make payments on our indebtedness when due and further exacerbate our losses.
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
We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring loans or CMBS owned by us to a SPE in exchange for cash and typically the ownership certificate or residual interest in the entity. In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold, such as a B-note. The securitization or other structured financing of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Under the terms of these financings, which generally have terms of three to ten years, we may agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the SPE has matured or been repaid. There can be no assurance that we will be able to access the securitization markets in the future, or be able to do so at favorable rates. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
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
When we engage in repurchase transactions, we generally sell RMBS, CMBS, mortgage loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the asset to the lender is less than the value of that asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the asset), plus additional costs associated with asserting or enforcing our rights under the repurchase agreement. Certain of the assets that we pledge as collateral are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Moreover, our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default, which could exacerbate our losses and cause a rapid deterioration of our financial condition. Any losses we incur on our repurchase transactions through our default or the default of our counterparty could adversely affect our earnings and thus our cash available for distribution to our stockholders.
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

The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") and its implementing regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation. For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Risks Associated With Adverse Developments in the Mortgage, Real Estate, Credit and Financial Markets Generally
Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses in the future.
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

In addition, an economic slowdown or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply or experience higher vacancy rates. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners may generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, the loans underlying certain of our investment securities or the commercial properties that we finance or in which we invest, default or become delinquent on their obligations, we may incur material losses on those loans or investment securities. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. In addition, the deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our assets or cause us to experience losses related thereto, which may adversely affect our results of operations or book value, the availability and cost of credit and our ability to make distributions to our stockholders.
The downgrade, or perceived potential downgrade, of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.
In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to concerns surrounding the burgeoning U.S. Government budget deficit. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with assets in our portfolio, particularly Agency RMBS and Agency CMBS. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.
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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency (the “FHFA”), their federal regulator, and required these GSEs to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. To date, no definitive legislation has been enacted with respect to a possible unwinding of Fannie Mae or Freddie Mac or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these entities.

Fannie Mae, Freddie Mac and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically, or the U.S. Government significantly reduced its support for any or all of them which would drastically reduce the amount and type of MBS available for purchase, we may be unable or significantly limited in our ability to acquire MBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of MBS issued by these GSEs and could have broad adverse market implications for the MBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the MBS and other assets that we own or seek to acquire. In addition, any market uncertainty that arises from any such proposed changes, or the perception that such changes will come to fruition, could have a similar impact on us and the values of the MBS and other assets that we own.
In addition, we rely on our Agency RMBS as collateral for our financings under certain RMBS repurchase agreements that we have entered into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.
Uncertainty regarding the London interbank offered rate ("LIBOR") may adversely impact our borrowings and assets.
In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021 (the "LIBOR Transition Date"). It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. While we expect LIBOR to be available in substantially its current form until the end of 2021, if sufficient banks decline to make submissions to the LIBOR administrator, it is possible that LIBOR will become unavailable prior to that point. Should that occur, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Our repurchase agreements, subordinated debt, fixed-to-floating rate preferred stock, interest rate swaps, as well as certain of our floating rate assets , are linked to LIBOR. Before the LIBOR Transition Date, we may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
Risks Related To Our Organization, Our Structure and Other Risks
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

We may change our investment strategy, financing strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our stockholders, which could result in our purchasing assets or entering into financing or hedging transactions in which we have no or limited experience with or that are different from, and possibly riskier than the assets, financing and hedging transactions described in this report. A change in our investment strategy, financing strategy or hedging strategy may increase our exposure to real estate values, interest rates, prepayment rates, credit risk and other factors and there can be no assurance that we will be able to effectively identify, manage, monitor or mitigate these risks. A change in our asset allocation or investment guidelines could result in us purchasing assets in classes different from those described in this report. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our investments, such as our investment guidelines, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Changes in our investment strategy, financing strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.
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
We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer, Steven R. Mumma, our President, Jason T. Serrano, and certain other key individuals employed by us. The loss of Messrs. Mumma or Serrano or any key personnel of our Company could have a material adverse effect on our operations.
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
The U.S. Congress and various state and local legislatures have considered in the past, and in the future may adopt, legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process, and would allow judicial modification of loan principal in certain instances. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. Any loan modification program or future legislative or regulatory action, including possible amendments to the bankruptcy laws, which results in the modification of outstanding residential mortgage loans or changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our assets which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our investment portfolio, could subject us, as an assignee or purchaser of the related residential mortgage loans, to reputational harm, monetary penalties and the risk of the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If loans in our portfolio are found to have been originated in violation of predatory or abusive lending laws, we could incur losses that would materially adversely affect our business.
Our business is subject to extensive regulation.

Our business and many of the assets that we invest in, particularly residential mortgage loans and mortgage-related assets, are subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations and securities exchange for which we incur significant ongoing compliance costs. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject, including the Dodd-Frank Act and various predatory lending laws, are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. We are unable to predict whether United States federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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
Investing in our securities involves a high degree of risk.
The investments we make in accordance with our investment strategy result in a higher degree of risk or loss of principal than many alternative investment options. Our investments may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.
The market price and trading volume of our securities may be volatile.
The market price of our securities may be volatile and subject to wide fluctuations. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance or capitalization; actual or anticipated changes in our current or future dividend yield; and changes in market interest rates and general market and economic conditions. We cannot assure you that the market price of our securities will not fluctuate or decline significantly.
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
Tax Risks
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
In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gain and without regard to the deduction for dividends paid. To the extent that we distribute at least 90%, but less than 100% of our REIT taxable income, we will be subject to corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary REIT income for that year, (ii) 95% of our REIT capital gain net income for that year, and (iii) 100% of our undistributed REIT taxable income from prior years.

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
We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Revenue Procedure 2017-45 authorized elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholder may be required to pay tax in excess of the cash that they receive.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Rather, under the Tax Cuts and Jobs Act (the “TCJA”), ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
The REIT provisions of the Code substantially limit our ability to hedge the RMBS in our investment portfolio. Any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) and certain other requirements are satisfied (including proper identification of such instrument under applicable Treasury Regulations). Income from hedging transactions that do not meet these requirements is likely to constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owned for U.S. federal income tax purposes and property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRSs and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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
The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions were eliminated or limited, including a limitation on the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on “applicable financial statements”, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduced the limit for individuals' mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such changes, and the reduction in deductions for state and local taxes (including property taxes), may adversely affect the residential mortgage markets in which we invest.
Prospective stockholders are urged to consult with their tax advisors with respect to the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2019, our principal executive and administrative offices are located in leased space at 90 Park Avenue, Floor 23, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2019, we had 291,371,039 shares of common stock outstanding and there were approximately 60 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

We intend to continue to pay quarterly dividends to holders of shares of our common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	3,060,958	$—	9,053,166

Performance Graph

The following line graph sets forth, for the period from December 31, 2014 through December 31, 2019, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2014 and (ii) the reinvestment of all dividends.

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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Interest income	$694,614	$455,799	$366,087	$319,306	$336,768
Interest expense	566,750	377,071	308,101	254,668	260,651
Net interest income	127,864	78,728	57,986	64,638	76,117
Non-interest income	94,448	66,480	75,013	41,238	45,911
General, administrative and operating expenses	49,835	41,470	41,077	35,221	39,480
Net income attributable to Company's common stockholders	144,835	79,186	76,320	54,651	67,023
Basic earnings per common share	$0.65	$0.62	$0.68	$0.50	$0.62
Diluted earnings per common share	$0.64	$0.61	$0.66	$0.50	$0.62
Dividends declared per common share	$0.80	$0.80	$0.80	$0.96	$1.02
Weighted average shares outstanding-basic	221,380	127,243	111,836	109,594	108,399
Weighted average shares outstanding-diluted	242,596	147,450	130,343	109,594	108,399

Selected Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015
Investment securities, available for sale, at fair value	$2,006,140	$1,512,252	$1,413,081	$818,976	$765,454
Distressed and other residential mortgage loans, at fair value	1,429,754	737,523	87,153	17,769	946
Distressed and other residential mortgage loans, net	202,756	285,261	405,284	598,238	678,910
Investments in unconsolidated entities	189,965	73,466	51,143	79,259	87,662
Preferred equity and mezzanine loan investments	180,045	165,555	138,920	100,150	44,151
Multi-family loans held in securitization trusts, at fair value	17,816,746	11,679,847	9,657,421	6,939,844	7,105,336
Residential mortgage loans held in securitization trust, at fair value	1,328,886	—	—	—	—
Total assets (1)	23,483,369	14,737,638	12,056,285	8,951,631	9,056,242
Repurchase agreements	3,105,416	2,131,505	1,425,981	965,561	789,568
Multi-family collateralized debt obligations, at fair value	16,724,451	11,022,248	9,189,459	6,624,896	6,818,901
Residential collateralized debt obligations, at fair value	1,052,829	—	—	—	—
Residential collateralized debt obligations	40,429	53,040	70,308	91,663	116,710
Convertible notes	132,955	130,762	128,749	—	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Securitized debt	—	42,335	81,537	158,867	116,541
Total liabilities (1)	21,278,340	13,557,345	11,080,284	8,100,469	8,175,716
Total equity	2,205,029	1,180,293	976,001	851,162	880,526

(1)
Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. As of December 31, 2019, 2018, 2017, 2016, and 2015, assets of the Company's Consolidated VIEs totaled $19,270,384, $11,984,374, $10,041,468, $7,330,872 and $7,412,093 respectively, and the liabilities of these Consolidated VIEs totaled $17,878,314, $11,191,736, $9,436,421, $6,902,536, and $7,077,175 respectively. See Note 9 of our consolidated financial statements included in this Annual Report for further discussion.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit assets, including investments sourced from distressed markets that create the potential for capital gains, as well as more traditional types of fixed-income investments that provide coupon income and we believe provide downside protection.

Our investment portfolio includes (i) multi-family credit assets, such as multi-family CMBS (excluding Agency CMBS) and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) single-family credit assets, such as residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, residential bridge loans and other residential mortgage loans, and non-Agency RMBS, (iii) Agency securities such as Agency RMBS and Agency CMBS and (iv) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to maintain our focus on expanding our portfolio of single-family and multi-family credit assets, which we believe will benefit from improving credit metrics. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets such as Agency CMBS and Agency RMBS, until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer term repurchase agreement borrowings with terms between one year and 24 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year.

Business Update

Our credit-focused investment portfolio continued to grow in the year ended December 31, 2019 as we funded the acquisition of single-family and multi-family credit assets with proceeds from underwritten public offerings of our common stock and preferred stock, our at-the-market preferred equity offering programs and repurchase agreement financing.

The following table presents the activity for our investment portfolio for the year ended December 31, 2019 (dollar amounts in thousands):

	December 31, 2018	Acquisitions	Runoff (1)	Sales	Other (2)	December 31, 2019
Investment securities
Agency securities
Agency RMBS (3)	$1,037,730	$21,460	$(167,599)	$—	$31,286	$922,877
Agency CMBS (3)	—	51,387	(50)	—	(379)	50,958
Total agency securities	1,037,730	72,847	(167,649)	—	30,907	973,835
CMBS	260,485	110,611	(25,574)	(96,930)	19,185	267,777
Non-Agency RMBS	214,037	522,429	(34,178)	(1,021)	14,047	715,314
ABS	—	47,847	—	—	1,367	49,214
Total investment securities, available for sale	1,512,252	753,734	(227,401)	(97,951)	65,506	2,006,140
Consolidated SLST (4)	—	277,339	(811)	—	242	276,770
Consolidated K-Series (5)	657,599	346,235	(831)	—	89,292	1,092,295
Total investment securities	2,169,851	1,377,308	(229,043)	(97,951)	155,040	3,375,205
Distressed and other residential mortgage loans	1,022,784	829,519	(200,887)	(71,013)	52,107	1,632,510
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	239,021	163,883	(55,866)	—	22,972	370,010
Other investments (6)	25,472	2,617	(4,432)	(6,979)	192	16,870
Totals	$3,457,128	$2,373,327	$(490,228)	$(175,943)	$230,311	$5,394,595

(1)	Primarily includes principal repayments, preferred equity redemptions and joint venture investment redemptions.

(2)
Primarily includes changes in fair value, net premium amortization/discount accretion, preferred return or interest deferral, payments made on mortgages and notes payable in Consolidated VIEs and losses incurred on real estate under development in a Consolidated VIE.

(3)	Agency RMBS and Agency CMBS issued by Consolidated SLST and the Consolidated K-Series, respectively, are included in (4) and (5) below, respectively.

(4)
Consolidated SLST is presented on our consolidated balance sheets as of December 31, 2019 as residential loans held in securitization trust, at fair value and residential collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2019 follows (dollar amounts in thousands):

December 31, 2019
Residential loans held in securitization trust, at fair value	$1,328,886
Deferred interest (a)	713
Less: Residential collateralized debt obligations, at fair value	(1,052,829)
Consolidated SLST investment securities owned by NYMT	$276,770

(a)	Included in receivables and other assets on our consolidated balance sheets.

(5)
The Consolidated K-Series are presented on our consolidated balance sheets as multi-family loans held in securitization trusts, at fair value and multi-family collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2018 and 2019, respectively, follows (dollar amounts in thousands):

	December 31, 2018	December 31, 2019
Multi-family loans held in securitization trusts, at fair value	$11,679,847	$17,816,746
Less: Multi-family collateralized debt obligations, at fair value	(11,022,248)	(16,724,451)
Consolidated K-Series investment securities owned by NYMT	$657,599	$1,092,295

(6)	Includes the following balances as of December 31, 2018 and 2019, respectively (dollar amounts in thousands):

	December 31, 2018	December 31, 2019
Real estate held for sale in consolidated variable interest entities	$29,704	$—
Real estate under development in consolidated variable interest entities	22,001	14,464
Less: Mortgages and notes payable in consolidated variable interest entities	(31,227)	—
Other loan investments	4,994	2,406
Other investments	$25,472	$16,870

Our single-family credit investment strategy is presently focused on mortgage credit and also consists of two primary investment strategies. We invest in distressed, performing, and other residential mortgage loans and residential bridge loans either in loan form or securities backed by these loans. Consistent with this strategy, we acquired an aggregate of $829.5 million of residential mortgage loans and $773.4 million of non-Agency RMBS during the year ended December 31, 2019, which includes $251.0 million in first loss subordinated securities and certain IO securities issued by a Freddie Mac-sponsored residential mortgage loan securitization, which we refer to as Consolidated SLST.

To date, we have not pursued vertical integration into a mortgage origination platform to acquire new originations in the residential loan market as we presently believe it is more important to maintain the flexibility to move among markets to better locate compelling opportunities and invest where attractively-priced risk can be sourced from a large selection of sellers. We feel that a market position where we are not viewed as a competitive threat and instead offer the market liquidity with certain mortgage characteristics, positions us to see unique investment opportunities in the sector. With a deep credit understanding of the residential loan markets, we can move quickly in various sub-sectors, such as in sub-performing or credit-impaired loans to unlock value.

In multi-family credit investments, we presently focus on two strategies. We have continued to invest in first loss POs and other securities issued by Freddie Mac-sponsored multi-family loan K-Series securitizations where our asset management team can monitor the performance of the underlying collateral and, if needed, participate in the workouts of problem loans. In 2019, we purchased first loss POs and other securities from five K-Series securitizations totaling $346.2 million. Our second strategy is to source preferred equity and mezzanine loan investments in entities that own multi-family properties in private transactions away from the broader markets through our relationships with developers and owners. In 2019, we funded 18 such investments aggregating approximately $113.9 million.

The market experienced general spread tightening in 2019, which benefited our single-family and multi-family credit portfolios. While lower interest rates and increased prepayment speeds negatively impacted our Agency RMBS portfolio, it had the opposite effect on our single-family credit loan portfolio as prepayments monetize the discount at which we purchased the loans, providing for higher investment return.

The Company’s relative allocation to Agency Securities declined over the years as the opportunity became less compelling relative to other strategies of focus. Today, the Company primarily uses Agency Securities as an incubator to redeploy capital into credit assets. New investment allocation is currently focused on Agency CMBS, as the Company is protected against negative convexity risk.

During 2019, we successfully accessed the capital markets with six public common stock offerings, one public preferred stock offering and our at-the-market common and preferred equity programs, raising total net proceeds of $1.0 billion. Our book value per common share increased by $0.13 per common share in the year ended December 31, 2019 while we continued to pay dividends of $0.20 per common share per quarter during 2019. As of December 31, 2019, our $5.4 billion investment portfolio was financed with borrowings representing 1.5 times our total stockholders’ equity. We believe our utilization of a conservative leverage strategy will enable us to better preserve book value over future quarters and to take advantage of market dislocations.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for mortgage, housing and credit assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions on the real estate and mortgage industries, and the credit performance of our credit sensitive assets. The market conditions discussed below significantly influence our investment strategy and results:

Overview. The 2019 fiscal year was marked by continued U.S. economic growth, continued sluggish growth in several other developed countries, low inflation, continued labor market expansion, easing monetary policy and increased consumer confidence late in the year, which in turn contributed to low inflation, strong labor markets and moderately positive housing sector data. After experiencing in 2018 their worst annual performance since 2008, U.S. equity markets bounced back strongly in 2019 with the S&P 500 posting a 28.9% gain over the prior year. The interest rate environment experienced volatility during of 2019, with the Treasury curve remaining mostly flat during the first half of 2019 before inverting for a short period during the third quarter of 2019 and then increasing sharply during the fourth quarter of 2019 with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing at 34 basis points on December 31, 2019, up 18 basis points from January 2, 2019.

Select U.S. Economic Data. Although U.S. economic data released over the past quarter suggests that the U.S. economy has continued to expand, the U.S. economy grew at a slower pace in 2019 as compared to 2018, with real gross domestic product (“GDP”) expanding by 2.3% for full year 2019, versus 2.9% for full year 2018. According to the minutes of the Federal Reserve’s December 2019 meeting, Federal Reserve policymakers expect the GDP growth rate to slow in 2020 with a median projection for GDP growth at or slightly above 1.9%, while projecting a deceleration in GDP growth in 2021 and 2022.

The U.S. labor market continued its expansion in 2019. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 3.9% as of the end of December 2018 to 3.5% as of the end of December 2019, while total nonfarm payroll employment posted an average monthly increase of 173,000 jobs in 2019, down from an average monthly increase of 223,000 jobs in 2018. Although the pace of the labor market expansion slowed some in 2019, average hourly earnings for all employees of private nonfarm payrolls increased by 2.9% during 2019.

Federal Reserve and Monetary Policy. In view of realized and expected labor market conditions, economic activity and inflation, the Federal Reserve decided to lower the target range for the federal funds rate by 25 basis points in each of July 2019, September 2019 and October 2019. In January 2020 and December 2019, the Federal Reserve decided to leave the federal funds rate unchanged. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” Significant uncertainty with respect to the timing at which the Federal Reserve will adjust the target range for the federal funds rate continues to persist and may result in significant volatility during 2020 and future periods. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. After experiencing decelerating growth in price increases during most of 2019, the residential real estate market displayed signals of modestly accelerating growth during November 2019. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2019 showed that, on average, home prices increased 2.6% for the 20-City Composite over November 2019, up from 2.2% from the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 973,000 and 894,000 for the quarter and year ended December 31, 2019, respectively, as compared to an annual rate of 868,000 for the year ended December 31, 2018. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, but also may result in a more attractive new investment environment.

Multi-family Housing. Apartments and other residential rental properties continued to perform well in 2019. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 452,000 and 390,000 for the quarter and year ended December 31, 2019, as compared to 362,000 for the full year 2018. Although supply expansion remained solid in 2019, vacancy concerns among multi-family industry participants eased during 2019. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 40 for the third quarter of 2019, consistent with the second quarter of 2019. The MVI was at 48 for the first quarter of 2019 and 45 for the fourth quarter of 2018. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the structured multi-family investments that we own.

Credit Spreads. Although credit spreads generally tightened throughout much of 2019, credit spreads widened during the fourth quarter of 2019. However, credit spreads for residential and multi-family credit assets generally remained tight during 2019 and this had a positive impact on the value of many of our credit sensitive assets. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financial markets. During 2019, the bond market experienced volatility with the closing yield of the 10-year U.S. Treasury Note dropping from 2.66% on January 2, 2019 to as low as 1.47% on September 4, 2019, and closing at 1.92% on December 31, 2019. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the second half of 2019, the Treasury curve initially decreased and even inverted for a short period during the third quarter of 2019 and then expanded with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing at 34 basis points on December 31, 2019, up 9 basis points from June 28, 2019. As of January 31, 2020, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield was 18 basis points. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raises the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency fixed-rate RMBS, Agency ARMs RMBS and Agency CMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, , all of our multi-family CMBS, except the Agency CMBS, are not guaranteed by Freddie Mac but have been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. On March 27, 2019, President Trump signed a Presidential memorandum directing the Secretary of Treasury to develop a reform plan aimed at ending the conservatorship of Fannie Mae and Freddie Mac and improving regulatory oversight over them. On September 5, 2019, the U.S. Treasury Department released its reform plan, which consist of nearly 50 recommended legislative and administrative reforms, aimed at (i) ending the conservatorship of Fannie Mae and Freddie Mac, (ii) increasing competition in the housing finance market and (iii) providing adequate compensation to the federal government for the support it provides to the housing finance market. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress or the executive branch of the U.S. Government will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Regulatory Matters-The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.”

Key Highlights - Year Ended December 31, 2019

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2019 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2019
Net interest income	$127,864
Net income attributable to Company's common stockholders	$144,835
Net income attributable to Company's common stockholders per share (basic)	$0.65
Comprehensive income attributable to Company's common stockholders	$192,102
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.87
Book value per share	$5.78
Economic return on book value (1)	16.46%
Dividends per share	$0.80

(1)	Economic return on book value is based on the change in GAAP book value per share plus dividends declared per common share during the period.

Developments

•	We acquired residential, multi-family and other credit assets totaling $2.4 billion.

•	We issued 132,940,000 shares of common stock collectively through six underwritten public offerings, resulting in total net proceeds of approximately $790.8 million.

•
We issued 6,900,000 shares of our 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock through an underwritten public offering, resulting in total net proceeds to us of approximately $166.7 million. We also issued 1,972,888 shares of preferred stock under our at-the-market preferred equity offering program, resulting in net proceeds of approximately $48.4 million.

Subsequent Development

On January 10, 2020, the Company issued 34,500,000 shares of its common stock through an underwritten public offering resulting in total net proceeds to the Company of approximately $206.7 million after deducting underwriting discounts and commissions and offering expenses.

Additionally, on February 13, 2020, the Company issued 50,600,000 shares of its common stock through an underwritten public offering resulting in total net proceeds to the Company of approximately $305.3 million after deducting underwriting discounts and commissions and offering expenses.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates, and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

Revenue Recognition. Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts associated with our Agency RMBS and Agency CMBS assessed as high credit quality at the time of purchase are amortized or accreted to interest income over the estimated life of these investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity on our Agency RMBS.

Interest income on certain of our credit sensitive securities that were purchased at a premium or discount to par value, such as certain of our non-Agency RMBS, CMBS and ABS of less than high credit quality, is recognized based on the security’s effective yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which incorporates assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

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

Interest income on our distressed and other residential mortgage loans, at fair value is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with the purchase of distressed and other residential mortgage loans at fair value are amortized or accreted into interest income over the life of the related loan using the effective interest method.

With respect to interest rate swaps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps will be recognized in current earnings.

Fair Value. The Company has established and documented processes for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently sourced market parameters, including interest rate yield curves. The Company’s investment securities available for sale, multi-family loans held in securitization trusts, certain of its residential mortgage loans held in securitization trust, certain of its distressed and other residential mortgage loans, SLST CDOs and Multi-family CDOs are considered to be the most significant of its fair value estimates.

The Company’s valuation methodologies are described in “Note 15 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations and Residential Mortgage Loan Securitizations – We own 100% of the first loss POs of the Consolidated K-Series and 100% of the first loss subordinated securities of Consolidated SLST. The Consolidated K-Series represents certain Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our special purpose entities, or SPEs, own the first loss POs, certain IOs and certain senior or mezzanine securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. Consolidated SLST represents a Freddie Mac-sponsored residential mortgage loan securitization, of which we own the first loss subordinated securities and certain IOs and senior securities. We determined that Consolidated SLST was a VIE and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential mortgage loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within both the Consolidated K-Series and Consolidated SLST, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series and Consolidated SLST be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for certain of its investment securities available for sale, certain of its investments in unconsolidated entities, the Consolidated K-Series, Consolidated SLST and certain acquired distressed and other residential mortgage loans, including both first and second mortgages.

Distressed Residential Mortgage Loans, net – Certain of the distressed residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Loans considered credit impaired are recorded at fair value at the date of acquisition, with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment, plus accretion income, less principal and interest cash flows received. These distressed residential mortgage loans are presented on the Company's consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

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

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2019 and 2018, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, short-term and longer-term repurchase agreements borrowings, CDOs, securitized debt and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

During the year ended December 31, 2019, we continued to take advantage of repurchase agreement financing available to us and our ability to raise capital through public and at-the-market offerings of both common and preferred stock to fund our investments in single-family and multi-family credit assets, Agency CMBS and Agency RMBS.

The following tables set forth our allocated capital by investment category at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

At December 31, 2019:

	Agency	Single-Family Credit	Multi-Family Credit	Other	Total
Investment securities, available for sale, at fair value	$973,835	$715,314	$267,777	$49,214	$2,006,140
Distressed and other residential mortgage loans, at fair value	—	1,429,754	—	—	1,429,754
Distressed and other residential mortgage loans, net	—	202,756	—	—	202,756
Residential collateralized debt obligations	—	(40,429)	—	—	(40,429)
Investments in unconsolidated entities	—	65,573	124,392	—	189,965
Preferred equity and mezzanine loan investments	—	—	180,045	—	180,045
Multi-family loans held in securitization trusts, at fair value	88,359	—	17,728,387	—	17,816,746
Multi-family collateralized debt obligations, at fair value	—	—	(16,724,451)	—	(16,724,451)
Residential mortgage loans held in securitization trust, at fair value	26,239	1,302,647	—	—	1,328,886
Residential collateralized debt obligations, at fair value	—	(1,052,829)	—	—	(1,052,829)
Other investments (1)	—	3,119	14,464	—	17,583
Carrying value	1,088,433	2,625,905	1,590,614	49,214	5,354,166
Liabilities:
Repurchase agreements	(945,926)	(1,347,600)	(811,890)	—	(3,105,416)
Subordinated debentures	—	—	—	(45,000)	(45,000)
Convertible notes	—	—	—	(132,955)	(132,955)
Hedges (net)(2)	15,878	—	—	—	15,878
Cash and restricted cash(3)	9,738	44,604	4,152	63,118	121,612
Goodwill	—	—	—	25,222	25,222
Other	(1,449)	54,895	(10,123)	(71,801)	(28,478)
Net capital allocated	$166,674	$1,377,804	$772,753	$(112,202)	$2,205,029

Total Debt Leverage Ratio(4)					1.5
Portfolio Leverage Ratio(5)					1.4

(1)
Includes real estate under development in the amount of $14.5 million, other loan investments in the amount of $2.4 million and deferred interest related to residential mortgage loans held in securitization trust, at fair value of $0.7 million, all of which are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

(2)	Includes derivative liabilities of $29.0 million netted against a $44.8 million variation margin.

(3)	Restricted cash is included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

(4)
Represents total debt divided by the Company’s total stockholders’ equity. Total debt does not include Multi-family CDOs amounting to $16.7 billion, SLST CDOs amounting to $1.1 billion and Residential CDOs amounting to $40.4 million that are consolidated in the Company’s financial statements as they are non-recourse debt for which the Company has no obligation.

(5)	Represents repurchase agreement borrowings divided by the Company’s total stockholders’ equity.

At December 31, 2018:

	Agency	Single-Family Credit	Multi-Family Credit	Other	Total
Investment securities, available for sale, at fair value	$1,037,730	$214,037	$260,485	$—	$1,512,252
Distressed and other residential mortgage loans, at fair value	—	737,523	—	—	737,523
Distressed and other residential mortgage loans, net	—	285,261	—	—	285,261
Residential collateralized debt obligations	—	(53,040)	—	—	(53,040)
Investments in unconsolidated entities	—	10,954	62,512	—	73,466
Preferred equity and mezzanine loan investments	—	—	165,555	—	165,555
Multi-family loans held in securitization trusts, at fair value	—	—	11,679,847	—	11,679,847
Multi-family collateralized debt obligations, at fair value	—	—	(11,022,248)	—	(11,022,248)
Other investments (1)	—	4,995	20,477	—	25,472
Carrying value	1,037,730	1,199,730	1,166,628	—	3,404,088
Liabilities:
Repurchase agreements	(925,230)	(676,658)	(529,617)	—	(2,131,505)
Securitized debt and subordinated debentures	—	(12,214)	(30,121)	(45,000)	(87,335)
Convertible notes	—	—	—	(130,762)	(130,762)
Hedges (net) (2)	10,263	—	—	—	10,263
Cash and restricted cash (3)	10,377	20,859	17,291	60,618	109,145
Goodwill	—	—	—	25,222	25,222
Other	2,374	24,183	(4,929)	(40,451)	(18,823)
Net capital allocated	$135,514	$555,900	$619,252	$(130,373)	$1,180,293

Total Debt Leverage Ratio(4)					2.0
Portfolio Leverage Ratio(5)					1.8

(1)
Includes real estate under development in the amount of $22.0 million and real estate held for sale in consolidated variable interest entities of $29.7 million, net of mortgages and notes payable in consolidated variable interest entities in the amount of $31.2 million and other loan investments in the amount of $5.0 million. Both real estate under development and other loan investments are included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

(2)	Includes derivative assets of $1.8 million and a $8.5 million variation margin.

(3)	Restricted cash is included in the Company’s accompanying consolidated balance sheets in receivables and other assets.

(4)
Represents total debt divided by the Company’s total stockholders’ equity. Total debt does not include Multi-family CDOs amounting to $11.0 billion, Residential CDOs amounting to $53.0 million and mortgage debt of The Clusters amounting to $27.2 million that are consolidated in the Company’s financial statements as they are non-recourse debt for which the Company has no obligation.

(5)	Represents repurchase agreement borrowings divided by the Company’s total stockholders’ equity.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the year ended December 31, 2019 (amounts in thousands, except per share):

	Year Ended December 31, 2019
	Amount	Shares	Per Share(1)
Beginning Balance	$879,389	155,590	$5.65
Common stock issuance, net (2)	809,752	135,781
Preferred stock issuance, net	215,010
Preferred stock liquidation preference	(221,822)
Balance after share issuance activity	1,682,329	291,371	5.77
Dividends declared	(190,520)		(0.65)
Net change in accumulated other comprehensive income:
Investment securities, available for sale (3)	47,267		0.16
Net income attributable to Company's common stockholders	144,835		0.50
Ending Balance	$1,683,911	291,371	$5.78

The following table details the adjusted beginning book value of our common stock at January 1, 2020 related to the implementation of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) (amounts in thousands, except per share):

	As of January 1, 2020
	Amount	Shares	Per Share(1)
Beginning Balance	$1,683,911	291,371	$5.78
Cumulative-effect adjustment for implementation of fair value option (4)	12,284		0.04
Adjusted Beginning Balance	$1,696,195	291,371	$5.82

(1)	Outstanding shares used to calculate book value per share for the year ended December 31, 2019 and as of January 1, 2020 are 291,371,039.

(2)	Includes amortization of stock based compensation.

(3)	The increases relate to unrealized gains in our investment securities due to improved pricing.

(4)
On January 1, 2020, the Company adopted ASU 2016-13 and elected to apply the fair value option provided by ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”) to our distressed and other residential mortgage loans, net, preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity and mezzanine loan investments that are accounted for under the equity method, resulting in a cumulative-effect adjustment to beginning book value of our common stock and book value per share.

The following table analyzes the changes in book value of our common stock for the year ended December 31, 2018 (amounts in thousands, except per share):

	Year Ended December 31, 2018
	Amount	Shares	Per Share(1)
Beginning Balance	$671,865	111,910	$6.00
Common stock issuance, net (2)	262,673	43,680
Balance after share issuance activity	934,538	155,590	6.01
Dividends declared	(106,647)		(0.69)
Net change in accumulated other comprehensive income:
Investment securities, available for sale (3)	(27,688)		(0.18)
Net income attributable to Company's common stockholders	79,186		0.51
Ending Balance	$879,389	155,590	$5.65

(1)	Outstanding shares used to calculate book value per share for the year ended December 31, 2018 are 155,589,528.

(2)	Includes amortization of stock based compensation.

(3)	The decline relates to unrealized losses in investment securities and is primarily due to a decline in the value of our Agency RMBS portfolio.

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2019, 2018, and 2017, including a comparison of year-over-year results and related commentary.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

A number of the following tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2019 are greater or less than the results from the respective period in 2018. Unless otherwise specified, references in this section to increases or decreases in 2019 refer to the change in results for the year ended December 31, 2019 when compared to the year ended December 31, 2018.

The following table presents the main components of our net income for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	$ Change
Net interest income	$127,864	$78,728	$49,136
Total non-interest income	94,448	66,480	27,968
Total general, administrative and operating expenses	49,835	41,470	8,365
Income from operations before income taxes	172,477	103,738	68,739
Income tax benefit	(419)	(1,057)	638
Net income attributable to Company	173,736	102,886	70,850
Preferred stock dividends	28,901	23,700	5,201
Net income attributable to Company's common stockholders	144,835	79,186	65,649
Basic earnings per common share	$0.65	$0.62	$0.03
Diluted earnings per common share	$0.64	$0.61	$0.03

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

The increase in net interest income in 2019 was primarily driven by increases in average interest earning assets in our single-family and multi-family credit portfolios resulting from purchase activity since December 31, 2018. These increases were partially offset by decreases in net interest income in our Agency investment securities portfolio due to (1) reductions in average interest earning assets caused primarily by paydowns, (2) increased prepayment rates compared to the corresponding periods in 2018 and (3) the impact of our exit from our Agency IO portfolio in 2018.

Comparative Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio debt cost and portfolio net interest margin for our average interest earning assets (by investment category) for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

Year Ended December 31, 2019

	Agency (1)	Single-Family Credit (2) (4)	Multi- Family Credit (3) (4)	Other	Total
Interest Income (5)	$27,150	$92,446	$112,887	$2,054	$234,537
Interest Expense	(22,653)	(40,955)	(29,387)	(13,678)	(106,673)
Net Interest Income (Expense)	$4,497	$51,491	$83,500	$(11,624)	$127,864

Average Interest Earning Assets (4) (6)	$1,053,384	$1,733,790	$1,060,520	$19,209	$3,866,903
Average Yield on Interest Earning Assets (7)	2.58%	5.33%	10.64%	10.70%	6.07%
Average Portfolio Debt Cost (8)	(2.54)%	(4.19)%	(4.09)%	—	(3.59)%
Portfolio Net Interest Margin (9)	0.04%	1.14%	6.55%	10.70%	2.48%

Year Ended December 31, 2018

	Agency(1)	Single-Family Credit	Multi- Family Credit (3) (4)	Other	Total
Interest Income (5)	$30,737	$35,191	$76,769	$—	$142,697
Interest Expense	(19,505)	(13,916)	(17,162)	(13,386)	(63,969)
Net Interest Income (Expense)	$11,232	$21,275	$59,607	$(13,386)	$78,728

Average Interest Earning Assets (4) (6)	$1,146,157	$661,600	$682,148	$—	$2,489,905
Average Yield on Interest Earning Assets (7)	2.68%	5.32%	11.25%	—	5.73%
Average Portfolio Debt Cost (8)	(2.12)%	(4.58)%	(4.80)%	—	(3.20)%
Portfolio Net Interest Margin (9)	0.56%	0.74%	6.45%	—	2.53%

(1)	Includes Agency RMBS, Agency CMBS and, solely with respect to the year ended December 31, 2018, Agency IOs.

(2)
The Company, through its ownership of certain securities in the year ended December 31, 2019, has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company’s consolidated financial statements. Interest income amounts represent interest earned by securities that are actually owned by the Company. A reconciliation of our net interest income generated by our single-family credit portfolio to our consolidated financial statements for the year ended December 31, 2019 is set forth below (dollar amounts in thousands):

For the Year Ended December 31, 2019
Interest income, distressed and other residential mortgage loans	$71,017
Interest income, investment securities, available for sale (a)	24,374
Interest expense, SLST CDOs (b)	(2,945)
Interest income, Single-Family Credit, net	92,446
Interest expense, repurchase agreements	(39,275)
Interest expense, Residential CDOs (b)	(1,434)
Interest expense, securitized debt	(246)
Net interest income, Single-Family Credit	$51,491

(a)	Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other interest earning assets.

(b)	Included in the Company’s accompanying consolidated statements of operations in interest expense, residential collateralized debt obligations.

(3)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income generated by our multi-family credit portfolio to our consolidated financial statements for the years ended December 31, 2019 and 2018, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Interest income, multi-family loans held in securitization trusts	$535,226	$358,712
Interest income, investment securities, available for sale (a)	13,892	10,123
Interest income, preferred equity and mezzanine loan investments	20,899	21,036
Interest expense, multi-family collateralized debt obligations	(457,130)	(313,102)
Interest income, Multi-Family Credit, net	112,887	76,769
Interest expense, repurchase agreements	(28,893)	(14,252)
Interest expense, securitized debt	(494)	(2,910)
Net interest income, Multi-Family Credit	$83,500	$59,607

(a)	Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other interest earning assets.

(4)
Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST (for the year ended December 31, 2019) and Consolidated K-Series assets other than those securities actually owned by the Company.

(5)	Includes interest income earned on cash accounts held by the Company.

(6)	Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(7)	Average Yield on Interest Earning Assets was calculated by dividing our interest income by our Average Interest Earning Assets for the respective periods.

(8)
Average Portfolio Debt Cost was calculated by dividing our interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the years ended December 31, 2019 and 2018, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Subordinated debentures	$2,865	$2,743
Convertible notes	10,813	10,643

(9)
Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Debt Cost, excluding the weighted average cost of subordinated debentures and convertible notes.

Non-interest Income

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Investment securities and related hedges	$21,815	$(12,270)	$34,085
Distressed and other residential mortgage loans at carrying value	1,640	(112)	1,752
Distressed and other residential mortgage loans at fair value	9,187	4,607	4,580
Total realized gains (losses), net	$32,642	$(7,775)	$40,417

Realized gains on investment securities and related hedges increased in 2019 due to sales of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs resulting in realized gains of $16.8 million and other CMBS and non-Agency RMBS resulting in realized gains of $5.0 million. Also in 2018, the Company liquidated its Agency IO portfolio resulting in a $12.4 million realized loss.

Realized gains on distressed and other residential loans at carrying value increased in 2019 as increased sale and payoff activity occurred in 2019. Realized gains on distressed and other residential mortgage loans at fair value increased in 2019 primarily due to an increase in loans accounted for at fair value and increased realized gain from sale activity and loan prepayments.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Investment securities and related hedges	$(30,129)	$11,104	$(41,233)
Distressed and other residential mortgage loans at fair value	42,087	4,096	37,991
Residential loans and debt held in securitization trust	(83)	—	(83)
Multi-family loans and debt held in securitization trusts	23,962	37,581	(13,619)
Total unrealized gains (losses), net	$35,837	$52,781	$(16,944)

Unrealized losses on investment securities and related hedges increased in 2019 due to unrealized losses recognized on our interest rate swaps in 2019 and reversals of unrealized losses upon liquidation of the Agency IO portfolio in 2018. The unrealized losses on our interest rate swaps are offset by unrealized gains on our investment securities portfolio (where fair value option was not elected) recorded in other comprehensive income (“OCI”).

The increase in unrealized gains on distressed and other residential mortgage loans at fair value in 2019 is primarily due to an increase in loans accounted for at fair value and credit spread tightening.

Unrealized gains on multi-family loans and debt held in securitization trusts decreased during 2019 due to deceleration in the tightening of credit spreads on the Consolidated K-Series as compared to the previous period as well as lower unrealized gains on certain Consolidated K-Series investments that are nearing maturity. This decrease was partially offset by unrealized gains on additional Consolidated K-Series investments purchased in 2019.

Other Income

Other Income

The following table presents the components of other income for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Income from preferred equity investments accounted for as equity (1)	$8,539	$1,437	$7,102
Income from joint venture equity investments in multi-family properties	10,468	8,016	2,452
Income from entities that invest in residential properties and loans	4,619	1,132	3,487
Preferred equity and mezzanine loan premiums resulting from early redemption (2)	3,858	6,438	(2,580)
Losses in Consolidated VIEs (3)	(2,424)	(762)	(1,662)
Miscellaneous income	771	307	464
Total other income	$25,831	$16,568	$9,263

(1)	Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

(2)	Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

(3)
Losses in Consolidated VIEs exclude income or loss from the Consolidated K-Series and Consolidated SLST and are offset by allocations of losses or increased by allocations of income to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $2.0 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively.

The increase in other income in 2019 is primarily due to a $7.1 million increase in income from preferred equity investments accounted for as equity due to additional investments made in 2019, a $2.5 million increase in unrealized and realized gains related to joint venture equity investments and a $3.5 million increase in income recognized on the Company’s equity investments in entities that invest in residential properties and loans, primarily due to an investment added in 2019. The increase is partially offset by a decrease of $2.6 million in income from preferred equity and mezzanine loan premiums resulting from early redemption. Additionally, realized losses recognized by the Company’s 50% owned real estate development property increased by approximately $0.9 million in 2019, which is offset by the non-controlling interest share of the increased losses of approximately $0.5 million.

Comparative Expenses

The following table presents the components of general, administrative and operating expenses for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
General, Administrative and Operating Expenses:	2019	2018	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$24,006	$14,243	$9,763
Professional fees	4,460	4,468	(8)
Base management and incentive fees	1,235	5,366	(4,131)
Other	6,665	4,157	2,508
Operating Expenses
Expenses related to distressed and other residential mortgage loans	12,987	8,908	4,079
Expenses related to real estate held for sale in Consolidated VIEs	482	4,328	(3,846)
Total	$49,835	$41,470	$8,365

The increase in general and administrative expenses in 2019 is primarily due to an increase in employee headcount as part of the internalization and expansion of our single-family credit investment platform and overall asset growth. This change was partially offset by a decrease in base management and incentive fees in 2019 due to the termination of our last management agreement and the end of transition services related to that agreement in the second quarter of 2019.

The increase in expenses related to distressed and other residential mortgage loans in 2019 is due to overall growth in the portfolio resulting from the internalization and expansion of our single-family credit investment platform. Expenses related to real estate held for sale in consolidated variable interest entities decreased in 2019 as a result of the de-consolidation of the variable interest entities after the sales of the real estate held by these entities.

Comprehensive Income

The main components of comprehensive income for the years ended December 31, 2019 and 2018, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,835	$79,186	$65,649
OTHER COMPREHENSIVE INCOME
Increase (decrease) in fair value of available for sale securities
Agency RMBS	38,231	(23,776)	62,007
Non-Agency RMBS	13,843	(3,134)	16,977
CMBS	13,302	(778)	14,080
Total	65,376	(27,688)	93,064
Reclassification adjustment for net gain included in net income	(18,109)	—	(18,109)
TOTAL OTHER COMPREHENSIVE INCOME	47,267	(27,688)	74,955
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$192,102	$51,498	$140,604
The changes in OCI in 2019 can be attributed primarily to an increase in the fair value of our investment securities, where fair value option was not elected, due to the expansion of our investment portfolio and general spread tightening. The changes were partially offset by the reclassification of unrealized gains reported in OCI to net income in relation to the sale of certain multi-family CMBS in 2019.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option will be reflected in earnings instead of in OCI.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

A number of the following tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2018 are greater or less than the results from the respective period in 2017. Unless otherwise specified, references in this section to increases or decreases in 2018 refer to the change in results for the year ended December 31, 2018 when compared to the year ended December 31, 2017.

The following table presents the main components of our net income for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	$ Change
Net interest income	$78,728	$57,986	$20,742
Total non-interest income	66,480	75,013	(8,533)
Total general, administrative and operating expenses	41,470	41,077	393
Income from operations before income taxes	103,738	91,922	11,816
Income tax (benefit) expense	(1,057)	3,355	(4,412)
Net income attributable to Company	102,886	91,980	10,906
Preferred stock dividends	23,700	15,660	8,040
Net income attributable to Company's common stockholders	79,186	76,320	2,866
Basic earnings per common share	$0.62	$0.68	$(0.06)
Diluted earnings per common share	$0.61	$0.66	$(0.05)

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

The increase in net interest income for 2018 was primarily driven by increases in average interest earning assets in our Agency RMBS and multi-family credit portfolios resulting from purchase activity since December 31, 2017 in addition to an increase in asset yield and reduction in average interest bearing liabilities in our single-family credit portfolio.

Comparative Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio debt cost and portfolio net interest margin for our average interest earning assets (by investment category) for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

Year Ended December 31, 2018

	Agency(1)	Single-Family Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income (4)	$30,737	$35,191	$76,769	$—	$142,697
Interest Expense	(19,505)	(13,916)	(17,162)	(13,386)	(63,969)
Net Interest Income (Expense)	$11,232	$21,275	$59,607	$(13,386)	$78,728

Average Interest Earning Assets (3) (5)	$1,146,157	$661,600	$682,148	$—	$2,489,905
Average Yield on Interest Earning Assets (6)	2.68%	5.32%	11.25%	—	5.73%
Average Portfolio Debt Cost (7)	(2.12)%	(4.58)%	(4.80)%	—	(3.20)%
Portfolio Net Interest Margin (8)	0.56%	0.74%	6.45%	—	2.53%

Year Ended December 31, 2017

	Agency(1)	Single-Family Credit	Multi- Family Credit (2) (3)	Other	Total
Interest Income (4)	$12,632	$32,301	$59,489	$—	$104,422
Interest Expense	(7,314)	(16,002)	(10,972)	(12,148)	(46,436)
Net Interest Income (Expense)	$5,318	$16,299	$48,517	$(12,148)	$57,986

Average Interest Earning Assets (3) (5)	$610,339	$698,203	$530,093	$—	$1,838,635
Average Yield on Interest Earning Assets (6)	2.07%	4.63%	11.22%	—	5.68%
Average Portfolio Debt Cost (7)	(1.47)%	(3.82)%	(4.45)%	—	(2.95)%
Portfolio Net Interest Margin (8)	0.60%	0.81%	6.77%	—	2.73%

(1)	Includes Agency RMBS and Agency IOs.

(2)
The Company, through its ownership of certain securities, has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements.  Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our net interest income generated by our multi-family credit portfolio to our consolidated financial statements for the years ended December 31, 2018 and 2017, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017
Interest income, multi-family loans held in securitization trusts	$358,712	$297,124
Interest income, investment securities, available for sale (a)	10,123	10,089
Interest income, preferred equity and mezzanine loan investments	21,036	13,941
Interest expense, multi-family collateralized debt obligations	(313,102)	(261,665)
Interest income, Multi-Family Credit, net	76,769	59,489
Interest expense, repurchase agreements	(14,252)	(8,149)
Interest expense, securitized debt	(2,910)	(2,823)
Net interest income, Multi-Family Credit	$59,607	$48,517

(a)	Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other interest earning assets.

(3)	Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company.

(4)	Includes interest income earned on cash accounts held by the Company.

(5)	Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(6)	Average Yield on Interest Earning Assets was calculated by dividing our interest income by our Average Interest Earning Assets for the respective periods.

(7)
Average Portfolio Debt Cost was calculated by dividing our interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the years ended December 31, 2018 and 2017, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017
Subordinated debentures	$2,743	$2,296
Convertible notes	10,643	9,852

(8)
Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Debt Cost, excluding the weighted average cost of subordinated debentures and convertible notes.

Non-interest Income

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017	$ Change
Investment securities and related hedges	$(12,270)	$3,750	$(16,020)
Distressed and other residential mortgage loans at carrying value	(112)	26,188	(26,300)
Distressed and other residential mortgage loans at fair value	4,607	1,718	2,889
Total realized (losses) gains, net	$(7,775)	$31,656	$(39,431)

Realized losses on investment securities and related hedges increased during 2018 primarily due to the liquidation of our Agency IO portfolio in 2018. Realized gains on distressed and other residential mortgage loans at carrying value decreased in 2018 primarily due to decreased loan sale activity in 2018.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017	$ Change
Investment securities and related hedges	$11,104	$1,955	$9,149
Distressed and other residential mortgage loans at fair value	4,096	(41)	4,137
Multi-family loans and debt held in securitization trusts	37,581	18,872	18,709
Total unrealized gains (losses), net	$52,781	$20,786	$31,995

Unrealized gains on investment securities and related hedges increased in 2018 primarily due to reversals of unrealized losses upon liquidation of the Agency IO portfolio during the period. The increase in unrealized gains on distressed and other residential mortgage loans at fair value in 2018 is primarily due to an increase in distressed and other residential mortgage loans accounted for at fair value resulting from purchase activity in 2018. The increase in net unrealized gains on multi-family loans and debt held in securitization trusts in 2018 is primarily due to an increase in multi-family CMBS owned by us and tightening of credit spreads.

Other Income

Other Income

The following table presents the components of other income for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017	$ Change
Income from preferred equity investments accounted for as equity (1)	$1,437	$1,430	$7
Income from joint venture equity investments in multi-family properties	8,016	8,795	(779)
Income from entities that invest in residential properties and loans	1,132	1,591	(459)
Preferred equity and mezzanine loan premiums resulting from early redemption (2)	6,438	1,463	4,975
Losses in Consolidated VIEs (3)	(762)	(104)	(658)
Miscellaneous income	307	377	(70)
Total other income	$16,568	$13,552	$3,016

(1)	Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

(2)	Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

(3)
Losses in Consolidated VIEs exclude income or loss from the Consolidated K-Series and are offset by allocations to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $1.5 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The increase in other income during 2018 is primarily due to an increase in income from preferred equity and mezzanine loan premiums resulting from early redemption. The increase was partially offset by a decrease in income from joint venture equity investments in multi-family properties.

Additionally, Losses in Consolidated VIEs increased due to an increase in realized losses recognized by the Company’s 50% owned real estate development property of approximately $3.0 million in 2018, which is offset by the non-controlling interest share of the increased losses of approximately $1.5 million. These losses were offset by a $2.3 million realized gain recognized by one of the Consolidated VIEs upon sale of its real estate in March 2018, which is fully allocated to net income attributable to non-controlling interest in consolidated variable interest entities.

Comparative Expenses

The following table presents the components of general, administrative and operating expenses for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
General, Administrative and Operating Expenses:	2018	2017	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$14,243	$10,626	$3,617
Professional fees	4,468	3,588	880
Base management and incentive fees	5,366	4,517	849
Other	4,157	4,143	14
Operating Expenses
Expenses related to distressed residential mortgage loans	8,908	8,746	162
Expenses related to operating real estate and real estate held for sale in Consolidated VIEs	4,328	9,457	(5,129)
Total	$41,470	$41,077	$393

The increase in general and administrative expenses in 2018 was primarily driven by an increase in employee headcount as part of the internalization and expansion of our single-family credit investment platform. The increase in management fees is primarily due to the Company fully expensing prepaid incentive fees paid to Headlands in 2017 as a result of non-renewal of our management agreement with Headlands. The overall increase was partially offset by a reduction in expenses related to operating real estate and real estate held for sale in Consolidated VIEs as a result of cessation of depreciation and amortization expense on real estate held for sale in Consolidated VIEs subsequent to the second quarter of 2017 and the de-consolidation of one of the Consolidated VIEs after the sale of the real estate held by this entity in March 2018.

Comprehensive Income

The main components of comprehensive income for the years ended December 31, 2018 and 2017, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2018	2017	$ Change
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$79,186	$76,320	$2,866
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) Increase in fair value of available for sale securities
Agency RMBS	(23,776)	(2,485)	(21,291)
Non-Agency RMBS	(3,134)	606	(3,740)
CMBS	(778)	10,193	(10,971)
Total	(27,688)	8,314	(36,002)
Reclassification adjustment for net gain included in net income	—	(4,298)	4,298
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	(102)	102
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(27,688)	3,914	(31,602)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$51,498	$80,234	$(28,736)

The changes in OCI in 2018 can be attributed primarily to a decrease in the fair value of our investment securities due to general spread widening. The changes were partially offset by the reclassification of unrealized gains reported in OCI to net income in relation to the sale of certain multi-family CMBS and non-Agency RMBS in 2017.

Balance Sheet Analysis

As of December 31, 2019, we had approximately $23.5 billion of total assets, as compared to approximately $14.7 billion of total assets as of December 31, 2018. A significant portion of our assets represents the assets comprising the Consolidated K-Series and Consolidated SLST, which we consolidate in accordance with GAAP. As of December 31, 2019 and 2018, the Consolidated K-Series assets amounted to approximately $17.9 billion and $11.7 billion, respectively. As of December 31, 2019, Consolidated SLST assets amounted to approximately $1.3 billion. For a reconciliation of our actual interests in the Consolidated K-Series and Consolidated SLST to our financial statements, see “Capital Allocation” and “Comparative Portfolio Net Interest Margin” above.

Investment Securities

At December 31, 2019, our securities portfolio includes Agency RMBS, including Agency fixed-rate and Agency ARMs, non-Agency RMBS, Agency CMBS, CMBS and ABS which are classified as investment securities available for sale. Our securities investments also include the Consolidated K-Series and Consolidated SLST. The increase in the carrying value of our investment securities as of December 31, 2019 as compared to December 31, 2018 is primarily due to purchases of non-Agency RMBS, CMBS, Agency CMBS, Agency RMBS and ABS as well as investments in Consolidated K-Series and Consolidated SLST and an increase in fair value of our investment securities partially offset by sales of CMBS and paydowns during the period.

The following tables summarize our investment securities portfolio as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$836,223	$867,236	$7,397	$(6,162)	$868,471	3.38%	2.61%	$746,834
Agency ARMs	53,038	55,740	13	(1,347)	54,406	3.21%	1.68%	41,765
Total Agency RMBS	889,261	922,976	7,410	(7,509)	922,877	3.37%	2.55%	788,599
Agency CMBS
Senior	51,184	51,334	19	(395)	50,958	2.45%	2.41%	48,640
Total Agency CMBS	51,184	51,334	19	(395)	50,958	2.45%	2.41%	48,640
Total Agency	940,445	974,310	7,429	(7,904)	973,835	3.36%	2.55%	837,239
Non-Agency RMBS
Senior	260,604	260,741	1,971	(13)	262,699	4.65%	4.66%	194,024
Mezzanine	285,760	281,743	8,713	—	290,456	5.24%	5.59%	179,424
Subordinated	150,961	150,888	2,518	(2)	153,404	5.64%	5.66%	70,390
IO	842,577	8,211	1,790	(1,246)	8,755	0.42%	5.93%	—
Total Non-Agency RMBS	1,539,902	701,583	14,992	(1,261)	715,314	2.68%	5.26%	443,838
CMBS
Mezzanine	261,287	254,620	13,300	(143)	267,777	5.00%	5.37%	142,230
Total CMBS	261,287	254,620	13,300	(143)	267,777	5.00%	5.37%	142,230
ABS
Residuals	113	49,902	—	(688)	49,214	—	10.70%	—
Total ABS	113	49,902	—	(688)	49,214	—	10.70%	—

Total - AFS	$2,741,747	$1,980,415	$35,721	$(9,996)	$2,006,140	3.25%	3.71%	$1,423,307
Consolidated K-Series
Agency CMBS
Senior	$86,355	$88,784	$—	$(425)	$88,359	2.74%	2.34%	$84,544
Total Agency CMBS	86,355	88,784	—	(425)	88,359	2.74%	2.34%	84,544
CMBS
Mezzanine	92,926	83,264	12,271	—	95,535	4.21%	5.70%	59,579
PO	1,375,874	654,849	169,678	—	824,527	—	13.98%	571,403
IO	12,364,412	83,960	138	(224)	83,874	0.10%	4.66%	38,678
Total CMBS	13,833,212	822,073	182,087	(224)	1,003,936	0.13%	12.10%	669,660
Total - Consolidated K-Series	$13,919,567	$910,857	$182,087	$(649)	$1,092,295	0.13%	11.92%	$754,204
Consolidated SLST
Agency RMBS
Senior	$25,902	$26,227	$11	$—	$26,238	2.83%	2.53%	$24,143
Total Agency RMBS	25,902	26,227	11	—	26,238	2.83%	2.53%	24,143
Non-Agency RMBS
Subordinated	256,093	215,034	—	(275)	214,759	5.62%	7.23%	150,448
IO	228,437	35,592	181	—	35,773	3.60%	8.58%	—
Total Non-Agency RMBS	484,530	250,626	181	(275)	250,532	4.67%	7.42%	150,448
Total - Consolidated SLST	$510,432	$276,853	$192	$(275)	$276,770	4.58%	6.96%	$174,591
Total Investment Securities	$17,171,746	$3,168,125	$218,000	$(10,920)	$3,375,205	0.69%	6.02%	$2,352,102

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

	December 31, 2018
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$965,501	$1,002,057	$—	$(35,721)	$966,336	3.37%	2.76%	$857,582
Agency ARMs	70,360	73,949	8	(2,563)	71,394	2.99%	1.68%	67,648
Total Agency RMBS	1,035,861	1,076,006	8	(38,284)	1,037,730	3.34%	2.68%	925,230
Non-Agency RMBS
Senior	108,138	108,155	—	(470)	107,685	4.71%	4.71%	80,875
Mezzanine	98,417	97,683	166	(971)	96,878	5.16%	6.42%	7,855
Subordinated	9,537	9,499	—	(25)	9,474	1.43%	4.34%	—
Total Non-Agency RMBS	216,092	215,337	166	(1,466)	214,037	4.87%	5.92%	88,730
CMBS
Mezzanine	214,151	204,011	4,150	(376)	207,785	5.20%	5.17%	117,936
PO	63,873	37,288	13,621	—	50,909	—	13.38%	—
IO	743,446	1,747	44	—	1,791	0.12%	7.37%	—
Total CMBS	1,021,470	243,046	17,815	(376)	260,485	0.63%	7.31%	117,936
Total - AFS	$2,273,423	$1,534,389	$17,989	$(40,126)	$1,512,252	2.26%	3.40%	$1,131,896
Consolidated K-Series
CMBS
Mezzanine	$67,323	$58,449	$2,780	$(324)	$60,905	4.01%	6.13%	$47,214
PO	912,922	401,695	155,014	(123)	556,586	—	12.93%	364,467
IO	6,201,542	39,977	190	(59)	40,108	0.10%	4.73%	—
Total - Consolidated K-Series	$7,181,787	$500,121	$157,984	$(506)	$657,599	0.11%	11.84%	$411,681
Total Investment Securities	$9,455,210	$2,034,510	$175,973	$(40,632)	$2,169,851	0.75%	5.24%	$1,543,577

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Consolidated K-Series and Consolidated SLST

Consolidated K-Series

As of December 31, 2019 and 2018, we owned 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in, and related debt issued by, fourteen and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of December 31, 2019 and 2018, respectively, of which we, or one of our SPEs, own the first loss POs and, in certain cases, IOs and/or senior or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our consolidated financial statements.

We do not have any claims to the assets (other than those securities represented by our first loss POs, IOs and certain senior and mezzanine securities owned by the Company) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss POs, and, in certain cases, IOs, senior or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $1.1 billion and $657.6 million as of December 31, 2019 and 2018, respectively.

Multi-family CMBS - Consolidated K-Series Loan Characteristics:

The following table details the loan characteristics of the underlying multi-family mortgage loans that back our multi-family CMBS first loss POs as of December 31, 2019 and 2018, respectively (dollar amounts in thousands, except as noted):

	December 31, 2019	December 31, 2018
Current balance of loans	$16,759,382	$13,593,818
Number of loans	828	773
Weighted average original LTV	68.2%	68.8%
Weighted average underwritten debt service coverage ratio	1.48x	1.45x
Current average loan size	$20,241	$19,364
Weighted average original loan term (in months)	125	123
Weighted average current remaining term (in months)	84	64
Weighted average loan rate	4.12%	4.34%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	15.9%	14.8%
Texas	12.4%	13.0%
Florida	6.2%	4.5%
Maryland	5.8%	5.0%
Consolidated SLST

In the fourth quarter of 2019, the Company invested in first loss subordinated securities and certain IOs and senior securities issued by a Freddie Mac-sponsored residential mortgage loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential mortgage loans of the securitization and the SLST CDOs issued to permanently finance these residential mortgage loans, representing Consolidated SLST.

We do not have any claims to the assets (other than those securities represented by our first loss subordinated securities, IOs and senior securities owned by the Company) or obligations for the liabilities of Consolidated SLST. Our investment in Consolidated SLST is limited to the RMBS comprised of first loss subordinated securities, IOs and senior securities, issued by the securitization with an aggregate net carrying value of $276.8 million as of December 31, 2019.

The following table details the loan characteristics of the underlying residential mortgage loans that back our first loss subordinated securities of Consolidated SLST as of December 31, 2019 (dollar amounts in thousands, except as noted):

December 31, 2019
Current balance of loans	$1,322,131
Number of loans	8,103
Current average loan size	$162,804
Weighted average original loan term (in months)	351
Weighted average LTV at purchase	66.2%
Weighted average credit score at purchase	711

Current Coupon:
3.00% or less	3.8%
3.01% – 4.00%	35.2%
4.01% – 5.00%	40.2%
5.01% – 6.00%	12.4%
6.01% and over	8.4%

Delinquency Status:
Current	47.6%
31 - 60	35.5%
61 - 90	13.1%
90+	3.8%

Origination Year:
2005 or earlier	30.9%
2006	15.4%
2007	20.7%
2008 or later	33.0%

Geographic state concentration (greater than 5.0%):
California	11.0%
Florida	10.6%
New York	9.1%
New Jersey	6.9%
Illinois	6.6%

Investment Securities Financing

Repurchase Agreements

The Company finances its investment securities primarily through repurchase agreements with third party financial institutions. These repurchase arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us. The size of the haircut represents the lender’s perceived risk associated with holding the investment securities as collateral. The haircut provides lenders with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. At each settlement date, we typically refinance each expiring repurchase agreement at the market interest rate at that time.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2019, 2018 and 2017 for our repurchase agreement borrowings secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2019	$2,212,335	$2,352,102	$2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

December 31, 2018	1,372,459	1,543,577	1,543,577
September 30, 2018	1,144,080	1,130,659	1,163,683
June 30, 2018	1,230,648	1,179,961	1,279,121
March 31, 2018	1,287,939	1,287,314	1,297,949

December 31, 2017	1,224,771	1,276,918	1,276,918
September 30, 2017	624,398	608,304	645,457
June 30, 2017	688,853	656,350	719,222
March 31, 2017	702,675	702,309	762,382

Securitized Debt

As of December 31, 2019, the Company had no Securitized Debt outstanding related to investment securities.

As of December 31, 2018, the Company had securitized certain of its multi-family CMBS first loss POs and IOs in a multi-family CMBS re-securitization transaction. The Company’s net investment in this re-securitization was the maximum amount of the Company’s investment that was at risk to loss and represented the difference between the carrying amount of the net assets and liabilities associated with the multi-family CMBS first loss POs and IOs held in the re-securitization. The Company had a net investment in the re-securitization of $93.1 million as of December 31, 2018. The interest rate on the multi-family CMBS re-securitization was 5.35% as of December 31, 2018. In March 2019, the Company exercised its option to redeem the notes issued by this multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million resulting in a loss on extinguishment of debt of $2.9 million.

Multi-Family Preferred Equity and Mezzanine Loan Investments
The Company invests in preferred equity in, and mezzanine loans to, entities that have significant multi-family real estate assets (referred to in this section as “Preferred Equity and Mezzanine Loans”). A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Preferred Equity and Mezzanine Loans for accounting treatment as loans versus equity investments. Preferred Equity and Mezzanine Loans for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in preferred equity and mezzanine loan investments on our consolidated balance sheets. Preferred Equity and Mezzanine Loans where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in investments in unconsolidated entities on our consolidated balance sheets.

As of December 31, 2019, all Preferred Equity and Mezzanine Loans were paying in accordance with their contractual terms. During the year ended December 31, 2019, there were no impairments with respect to our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	42	$279,908	$282,064	11.39%	7.8
Mezzanine loans	3	6,220	6,235	11.95%	25.8
Total	45	$286,128	$288,299	11.40%	8.2

	December 31, 2018
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	28	$195,101	$196,464	11.59%	7.2
Mezzanine loans	4	10,926	10,970	12.29%	17.5
Total	32	$206,027	$207,434	11.62%	7.8

(1)
Preferred equity and mezzanine loan investments in the amounts of $180.0 million and $165.6 million are included in preferred equity and mezzanine loan investments on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. Preferred equity investments in the amounts of $106.1 million and $40.5 million are included in investments in unconsolidated entities on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

(2)	The difference between the carrying amount and the investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses.

(3)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	December 31, 2019	December 31, 2018
70.01% - 80.00%	23.4%	8.5%
80.01% - 90.00%	76.6%	91.5%
Total	100.0%	100.0%

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Equity Investments

The Company has invested in joint venture equity investments in entities that own multi-family real estate assets. We receive variable distributions from these investments on a pari passu basis based upon property performance and record our positions at fair value. The following table summarizes our multi-family joint venture equity investments as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

		December 31, 2019		December 31, 2018
	Property Location	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
The Preserve at Port Royal Venture, LLC	Port Royal, SC	77%	$18,310	77%	$13,840
Evergreens JV Holdings, LLC (1)	Durham, NC	—	—	85%	8,200
Total			$18,310		$22,040

(1)	The Company’s equity investment was redeemed during the year ended December 31, 2019.

Equity Investments in Entities That Invest In Residential Properties and Mortgage Loans

The Company has ownership interests in entities that invest in residential properties and mortgage loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and mortgage loans as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

		December 31, 2019		December 31, 2018
	Strategy	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$11,796	11%	$10,954
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Mortgage Loans	49%	53,776	—	—
Total			$65,572		$10,954

Distressed and Other Residential Mortgage Loans, at Fair Value

Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.

The following table details our distressed and other residential mortgage loans, at fair value at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019			December 31, 2018
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Distressed Residential Mortgage Loans	5,696	$964,842	$940,141	3,352	$627,092	$576,816
Other Residential Mortgage Loans	2,534	500,142	489,613	1,539	161,280	160,707

Characteristics of Our Distressed and Other Residential Mortgage Loans, at Fair Value:

Loan to Value at Purchase (1)	December 31, 2019	December 31, 2018
50.00% or less	16.9%	18.5%
50.01% - 60.00%	13.6%	13.6%
60.01% - 70.00%	18.7%	14.5%
70.01% - 80.00%	17.9%	15.9%
80.01% - 90.00%	15.0%	15.4%
90.01% - 100.00%	9.6%	9.3%
100.01% and over	8.3%	12.8%
Total	100.0%	100.0%

(1)
For second mortgages, the Company calculates the combined loan to value. For residential bridge loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2019	December 31, 2018
550 or less	22.7%	26.0%
551 to 600	19.8%	21.9%
601 to 650	16.0%	17.3%
651 to 700	14.2%	12.7%
701 to 750	12.3%	10.3%
751 to 800	10.7%	7.8%
801 and over	4.3%	4.0%
Total	100.0%	100.0%

Current Coupon	December 31, 2019	December 31, 2018
3.00% or less	5.1%	8.6%
3.01% - 4.00%	18.7%	16.1%
4.01% - 5.00%	39.2%	35.2%
5.01% – 6.00%	18.7%	19.0%
6.01% and over	18.3%	21.1%
Total	100.0%	100.0%

Delinquency Status	December 31, 2019	December 31, 2018
Current	82.4%	71.8%
31 – 60 days	6.5%	6.4%
61 – 90 days	2.7%	12.3%
90+ days	8.4%	9.5%
Total	100.0%	100.0%

Origination Year	December 31, 2019	December 31, 2018
2005 or earlier	20.0%	23.8%
2006	14.0%	16.0%
2007	22.1%	27.4%
2008 or later	43.9%	32.8%
Total	100.0%	100.0%

Distressed and Other Residential Mortgage Loans, Net

Distressed Residential Mortgage Loans accounted for under ASC 310-30:

Certain of the distressed residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages.

The following table details our portfolio of distressed residential mortgage loans at carrying value at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2019	2,017	$167,013	$158,726
December 31, 2018	2,702	242,007	228,466

Characteristics of Distressed Residential Mortgage Loans accounted for under ASC 310-30:

Loan to Value at Purchase	December 31, 2019	December 31, 2018
50.00% or less	4.6%	3.9%
50.01% - 60.00%	5.1%	4.8%
60.01% - 70.00%	6.7%	7.6%
70.01% - 80.00%	14.3%	12.4%
80.01% - 90.00%	14.2%	13.7%
90.01% - 100.00%	15.8%	15.0%
100.01% and over	39.3%	42.6%
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2019	December 31, 2018
550 or less	22.3%	20.3%
551 to 600	31.6%	30.5%
601 to 650	29.0%	29.3%
651 to 700	11.2%	12.3%
701 to 750	4.3%	5.3%
751 to 800	1.5%	1.9%
801 and over	0.1%	0.4%
Total	100.0%	100.0%

Current Coupon	December 31, 2019	December 31, 2018
3.00% or less	6.1%	7.9%
3.01% - 4.00%	6.8%	8.5%
4.01 to 5.00%	22.3%	21.2%
5.01 - 6.00%	13.0%	13.6%
6.01% and over	51.8%	48.8%
Total	100.0%	100.0%

Delinquency Status	December 31, 2019	December 31, 2018
Current	67.0%	65.7%
31- 60 days	6.1%	10.6%
61 - 90 days	2.6%	4.5%
90+ days	24.3%	19.2%
Total	100.0%	100.0%

Origination Year	December 31, 2019	December 31, 2018
2005 or earlier	30.6%	29.2%
2006	17.7%	17.9%
2007	30.6%	32.1%
2008 or later	21.1%	20.8%
Total	100.0%	100.0%

Distressed and Other Residential Loans Financing

Repurchase Agreements

The Company has master repurchase agreements with two third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2019 and 2018 (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged(1)	Weighted Average Rate	Weighted Average Months to Maturity
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

(1)
Includes distressed and other residential mortgage loans at fair value of $881.2 million and $626.2 million and distressed and other residential mortgage loans, net of $80.6 million and $128.1 million at December 31, 2019 and 2018, respectively.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2019, 2018 and 2017 for our repurchase agreement borrowings secured by distressed and other residential mortgage loans, including both first and second mortgages (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2019	$764,511	$754,132	$774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

December 31, 2018	301,956	589,148	589,148
September 30, 2018	179,241	177,378	181,574
June 30, 2018	176,951	192,553	197,263
March 31, 2018	150,537	149,535	153,236

December 31, 2017	151,523	149,715	159,708
September 30, 2017	160,546	161,006	169,099
June 30, 2017	172,221	175,597	175,597
March 31, 2017	185,047	173,283	191,510

Securitized Debt

As of December 31, 2019, the Company had no Securitized Debt outstanding related to its residential loans.

As of December 31, 2018, $88.1 million of distressed residential mortgage loans were held in a securitization trust and were pledged as collateral for certain of the securitized debt issued by the Company. As of December 31, 2018, the interest rate on the distressed residential mortgage loan securitization trust was 4.0%. The Company’s net investment in this securitization trust was the maximum amount of the Company’s investment that was at risk to loss and represented the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trust. The Company had a net investment in this securitization trust of $85.7 million as of December 31, 2018. In March 2019, the Company repaid $6.5 million in outstanding notes from this securitization and distressed residential mortgage loans with a carrying value of $80.0 million became unencumbered.

Residential Mortgage Loans Held in Securitization Trusts, Net and Residential CDOs

Residential Mortgage Loans Held in Securitization Trusts, Net

Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005. The following table details our residential mortgage loans held in securitization trusts, net at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2019	166	$47,237	$44,030
December 31, 2018	196	60,171	56,795

Of the residential mortgage loans held in securitization trusts, net, 100% are traditional ARMs or hybrid ARMs, 81.3% of which were ARM loans that were interest only at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years. None of the residential mortgage loans held in securitization trusts, net are pay option-ARMs or ARMs with negative amortization. As of December 31, 2019, the interest only period for the interest only ARM loans included in these securitizations has ended.

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts, Net:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts, net as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019			December 31, 2018
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$417	$2,850	$48	$425	$2,850	$48
Current Coupon Rate	4.58%	6.38%	3.00%	4.75%	6.63%	3.00%
Gross Margin	2.36%	4.13%	1.25%	2.36%	4.13%	1.13%
Lifetime Cap	11.35%	12.63%	9.38%	11.32%	12.63%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	185	192	151	197	204	163
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	726	818	603	725	818	603
Original LTV	70.37%	95.00%	16.28%	70.54%	95.00%	16.28%

Residential Collateralized Debt Obligations

All of the Company’s residential mortgage loans held in securitization trusts, net are pledged as collateral for Residential CDOs issued by the Company. The Company retained the owner trust certificates, or residual interest, in three securitization trusts. As of December 31, 2019 and 2018, we had Residential CDOs outstanding of $40.4 million and $53.0 million, respectively. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.9 million and $4.8 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the weighted average interest rate of these Residential CDOs was 2.41% and 3.12%, respectively.

Derivative Assets and Liabilities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs. Our current derivative instruments are comprised of interest rate swaps. We use interest rate swaps to hedge variable cash flows associated with our variable rate borrowings. We typically pay a fixed rate and receive a floating rate based on one- or three- month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. For the years ended December 31, 2019 and 2018, we recognized unrealized losses of $30.7 million and unrealized gains of $0.9 million, respectively.

Unrealized gains and losses include the change in market value, period over period, generally as a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative losses depending upon trade activity, changes in interest rates and the values of the underlying securities.

Derivative financial instruments may contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. Currently, all of the Company’s interest rate swaps outstanding are cleared through CME Group Inc. (“CME Clearing”) which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

Debt

The Company’s debt as of December 31, 2019 included Convertible Notes and Subordinated Debentures.

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter’s discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of December 31, 2019, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.79%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The Company’s stockholders’ equity at December 31, 2019 was $2.2 billion and included $25.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2019 consisted primarily of $12.6 million in net unrealized gains related to our CMBS and $12.5 million in net unrealized gains related to non-Agency RMBS. The Company's stockholders’ equity at December 31, 2018 was $1.2 billion and included $22.1 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2018 consisted of $38.3 million in unrealized losses related to our Agency RMBS and $1.2 million in net unrealized losses related to our non-Agency RMBS, partially offset by $17.4 million in net unrealized gains related to our CMBS.

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

At December 31, 2019, we had cash and cash equivalents balances of $118.8 million, which increased from $103.7 million at December 31, 2018. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Cash Flows and Liquidity for the Year Ended December 31, 2019

During the year ended December 31, 2019, net cash, cash equivalents and restricted cash increased by $12.5 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $35.1 million during the year ended December 31, 2019. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments and derivatives.

Cash Flows from Investing Activities

During the year ended December 31, 2019, our cash flows used in investing activities was $769.1 million, primarily as a result of purchases of residential mortgage loans and distressed residential mortgage loans, RMBS, including securities in Consolidated SLST, Agency CMBS and CMBS, including securities in the Consolidated K-Series, and funding of preferred equity, equity and mezzanine loan investments, reflecting our continued focus on single-family residential and multi-family investment strategies. These purchases were partially offset by principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans, principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments and proceeds from sales of investment securities.

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

As presented in the “Supplemental Disclosure - Non-Cash Investment Activities” subsection of our consolidated statements of cash flows, during the year ended December 31, 2019, we consolidated certain multi-family and residential securitization trusts which represent significant non-cash transactions that were not included in cash flows used in investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2019, our cash flows provided by financing activities was $746.4 million. The main sources of cash flows from financing activities were proceeds from repurchase agreements for both our investment securities and distressed and other residential mortgage loans and net proceeds from various issuances of both our common and preferred stock. During the year ended December 31, 2019, we paid dividends on both our common and preferred stock, redeemed our multi-family CMBS re-securitization and repaid outstanding notes from our distressed residential mortgage loan securitization.

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

As of December 31, 2019, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2019, we had an aggregate amount at risk under our repurchase agreements of approximately $487.3 million, with no more than approximately $83.2 million at risk with any single counterparty. At December 31, 2019, the Company had short-term repurchase agreement borrowings of $2.4 billion as compared to $1.5 billion as of December 31, 2018.

As of December 31, 2019, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. We had $118.8 million in cash and cash equivalents, and $535.8 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent 27.8% of our financing arrangements. The unencumbered securities that we believe may be posted as margin as of December 31, 2019 included $83.4 million of Agency RMBS, $235.2 million of CMBS, $168.1 million of non-Agency RMBS and $49.2 million of ABS.

At December 31, 2019, the Company also had longer-term master repurchase agreements with terms of up to 18 months with certain third party financial institutions that are secured by certain of our residential mortgage loans. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Distressed and Other Residential Loans Financing—Repurchase Agreements” for further information.

The Company has $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company’s common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At December 31, 2019, we also had other longer-term debt, including Residential CDOs outstanding of $40.4 million, SLST CDOs outstanding of $1.1 billion (which represent obligations of Consolidated SLST), Multi-family CDOs outstanding of $16.7 billion (which represent obligations of the Consolidated K-Series), and subordinated debt outstanding of $45.0 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively.

As of December 31, 2019, our total debt leverage ratio, which represents our total debt divided by our total stockholders’ equity, was approximately 1.5 to 1. Our total debt leverage ratio does not include debt associated with the Multi-family CDOs, SLST CDOs, Residential CDOs or other non-recourse debt, for which we have no obligation. As of December 31, 2019, our portfolio leverage ratio, which represents our repurchase agreement borrowings divided by our total stockholders’ equity, was approximately 1.4 to 1. We monitor all at risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 11 to our consolidated financial statements included in this report. Also, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the fair value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in at-the-market equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”). Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

The following table details the Company's public and at-the-market offerings of both common and preferred stock during the year ended December 31, 2019 (dollar amounts in thousands):

Offering Type	Shares Issued	Net Proceeds (1)	Amount Remaining Available for Issuance under Offering Program
Public offerings of common stock	132,940,000	$790,777	N/A
At-the-market common stock	2,260,200	$13,621	$72,526
Public offering of preferred stock	6,900,000	$166,716	N/A
At-the-market preferred stock	1,972,888	$48,357	$82,383

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses, as applicable.

Additionally, on January 10, 2020, the Company issued 34,500,000 shares of its common stock through an underwritten public offering, resulting in total net proceeds to the Company of $206.7 million after deducting underwriting discounts and commissions and estimated offering expenses. On February 13, 2020, the Company issued 50,600,000 shares of its common stock through an underwritten public offering, resulting in total net proceeds to the Company of $305.3 million after deducting underwriting discounts and commissions and estimated offering expenses.

Dividends

For information regarding the declaration and payment of dividends on our common stock and preferred stock for the periods covered by this report, please see Note 16 to our consolidated financial statements included in this report.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2019 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$1,595	$3,431	$3,280	$6,699	$15,005
Repurchase agreements	3,005,405	100,011	—	—	3,105,416
Subordinated debentures (1)	2,653	5,292	5,299	72,829	86,073
Interest rate swaps (1)	3,251	6,503	6,464	10,327	26,545
Convertible notes (1)	8,625	150,938	—	—	159,563
Employment agreements	900	—	—	—	900
Total contractual obligations (2)	$3,022,429	$266,175	$15,043	$89,855	$3,393,502

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2019.

(2)
We exclude our Residential CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential mortgage loans and real estate owned held in our residential mortgage loan securitization trust. See Note 13 in the Notes to Consolidated Financial Statements for further information regarding our Residential CDOs. Our Multi-Family CDOs and SLST CDOs, which represent the CDOs issued by the Consolidated K-Series and Consolidated SLST, respectively, are excluded as this debt is non-recourse to us.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of December 31, 2019 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(34,452)
+100	$(18,910)
-100	$15,584

Interest rate changes may also impact our book value as our assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such assets will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in an aggregate book value increase or decline.

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

We are subject to “margin call” risk under our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over or replace our repurchase agreements as they mature from time to time in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.

Derivative financial instruments are also subject to “margin call” risk. For example, under our interest rate swaps, typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their residential mortgage loans before maturity or faster than their scheduled amortization, the effect generally is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as with our portfolio of Agency RMBS. Conversely, residential mortgage assets purchased for less than their then current balance, such as our distressed residential mortgage loans, exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments.

Our modeled prepayments will help determine the amount of hedging we use to offset changes in interest rates. If actual prepayment rates are higher than modeled, the yield will be less than modeled in cases where we paid a premium for the particular residential mortgage asset. Conversely, when we have paid a premium, if actual prepayment rates experienced are slower than modeled, we would amortize the premium over a longer time period, resulting in a higher yield to maturity.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other residential mortgage loans, non-Agency RMBS, ABS, multi-family CMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to borrower defaults.

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

With respect to the $158.7 million of distressed residential mortgage loans at carrying value and $940.1 million of distressed residential mortgage loans at fair value owned by the Company at December 31, 2019, we purchased the majority of these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default. In connection with our loan acquisitions, we or a third party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential mortgage loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer’s performance on an ongoing basis.

We are exposed to credit risk in our investments in non-Agency RMBS, which includes first loss subordinated securities and certain IOs included in Consolidated SLST, totaling $965.9 million as of December 31, 2019. The non-Agency RMBS in our investment portfolio consist of either the senior, mezzanine, subordinated, and IO tranches in non-Agency securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provides some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios.

As of December 31, 2019, we own $824.5 million of multi-family CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 47.6% of current par. Prior to the acquisition of each of our multi-family CMBS comprised of first loss POs, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analysis. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of December 31, 2019, we own approximately $316.2 million of preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company’s preferred equity and equity investments typically provide us with various rights and remedies to protect our investment. In March 2017, the Company exercised such rights and remedies with respect to Riverchase Landing and The Clusters and effectively assumed control of both entities. In March 2018, the Company successfully resolved its investment in Riverchase Landing with the sale of the entity’s multi-family apartment community and full redemption of the Company’s preferred equity investment. In February 2019, the Company successfully resolved its investment in The Clusters with the sale of the entity’s multi-family apartment community and full redemption of the Company’s preferred equity investment.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While a significant amount of our assets (when excluding all Consolidated K-Series and Consolidated SLST assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our multi-family CMBS first loss POs and residential mortgage loans, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2019 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of December 31, 2019, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(276,286)	3.53
+100	$(129,956)	3.13
Base		3.35
-100	$130,275	2.80

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 (the “2020 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2020 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits.
EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.15.

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Company, as amended.*

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

3.5
Articles Supplementary classifying and designating the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.6
Articles Supplementary classifying and designating the Company’s 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

3.10
Articles Supplementary classifying and designating 3,000,000 additional shares of the Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

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

4.6
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.7
First Supplemental Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.8
Form of 6.25% Senior Convertible Note Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.9	Description of the Company’s securities under Section 12 of the Exchange Act. *

10.1	The Company’s 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010).

10.2
The Company’s 2013 Incentive Compensation Plan (effective for fiscal year 2015) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

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

10.5
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

10.7
Third Amended and Restated Employment Agreement, dated as of April 19, 2018, between New York Mortgage Trust, Inc. and Steven R. Mumma (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2018).

10.8
The Company’s 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.9
Form of 2018 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.10
The Company's Amended and Restated 2019 Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2019).

10.11
Form of 2019 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019).

10.12	The Company’s 2020 Annual Incentive Plan.*

10.13	Form of 2020 Performance Stock Unit Award Agreement.*

10.14	Form of 2020 Restricted Stock Unit Award Agreement.*

10.15	Form of 2020 Restricted Stock Award Agreement for Employees.*

10.16
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.17
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

10.18
Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

10.19
Amendment No. 1 to Equity Distribution Agreement, dated November 27, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

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

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

104	Cover Page Interactive Data File-the cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 28, 2020	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2020	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chairman of the Board and Chief Executive Officer	February 28, 2020
Steven R. Mumma	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 28, 2020
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Jason T. Serrano	President and Director	February 28, 2020
Jason T. Serrano

/s/ Michael B. Clement	Director	February 28, 2020
Michael B. Clement

/s/ Alan L. Hainey	Director	February 28, 2020
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 28, 2020
Steven G. Norcutt

/s/ David R. Bock	Director	February 28, 2020
David R. Bock

/s/ Lisa A. Pendergast	Director	February 28, 2020
Lisa A. Pendergast

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2019

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020, expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Certain Investment Securities Recorded at Fair Value
As described further in Note 6 to the financial statements, the Company holds first loss principal only (“PO”) residual beneficial interest in multi-family securitization trusts. These multi-family securitization trusts are consolidated variable interest entities as required by ASC 810 - Consolidation, and are comprised of multi-family mortgage loans held in securitization trusts and multi-family collateralized debt obligation liabilities of the securitization trusts. The Company’s investment includes first loss PO securities issued by these trusts which are liabilities of these trusts (“K-Series Consolidated first loss PO securities”) and are eliminated in consolidation of the securitization trusts in accordance with US GAAP. The Company has elected to account for consolidated securitization trusts as collateralized financing entities and has elected to value the securitization trusts using the fair value of the financial liabilities issued by those trusts, which management has determined to be more observable. The K-Series Consolidated first loss PO securities in consolidated securitization trusts are priced individually by the Company utilizing market comparable pricing and discounted cash flow analysis valuation techniques. We identified the valuation of K-Series Consolidated first loss PO securities as a critical audit matter.
The principal considerations for our determination that the valuation of K-Series Consolidated first loss PO securities is a critical audit matter are that there is limited market data available for these types of securities and these securities trade infrequently. As such these securities are priced using unobservable inputs which are considered level 3 in nature under the valuation hierarchy of US GAAP, the valuation is material to the financial statements, and there is a high level of judgment in determining the fair value.

Our audit procedures related to the valuation of K-Series Consolidated first loss PO securities included the following, among others. We tested the design and operating effectiveness of key controls performed by management relating to the valuation of K-Series Consolidated first loss PO securities. We also involved firm specialists to independently determine K-Series Consolidated first loss PO securities’ prices and compared them to management prices for reasonableness.
Valuation of Distressed and Other Residential Mortgage Loans, at Fair Value
As described further in Note 4 to the financial statements, the Company holds distressed and other residential mortgage loans, which are recorded at fair value, using a fair value option election on a recurring basis. The Company determines the fair value after considering valuations obtained from a third party that specializes in providing valuations of residential mortgage loans. We identified the valuation of distressed and other residential mortgage loans recorded at fair value as a critical audit matter.
The principal considerations for our determination that the valuation of distressed and other residential mortgage loans recorded at fair value was a critical audit matter are that the assets are priced using unobservable inputs, which are considered level 3 in nature under the valuation hierarchy of US GAAP. Estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using assumptions which may include forecast prepayment rates, default rates, discount rates and rates for loss upon default. In addition, the valuation is material to the financial statements, and there is a high level of judgment in determining the fair value.
Our audit procedures related to the valuation of distressed and other residential mortgage loans recorded at fair value included the following, among others. We tested the design and operating effectiveness of key controls performed by management relating to the valuation of distressed and other residential mortgage loans recorded at fair value, which included controls related to assumptions and valuation techniques and models. We re-performed, on a sample basis, management’s valuation process by validating certain of management’s significant inputs to the third party’s pricing models, including unpaid principal balance, note rate, note term and delinquency status. We also involved firm specialists and evaluated the third party assumptions used to    determine the fair value, assessed reasonableness of the third party developed valuation techniques and models and performed testing on certain of the significant assumptions of forecast prepayment rates, default rates, discount rates and rates for loss upon default for reasonableness and consistency with other observable market data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.
New York, New York
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

New York, New York
February 28, 2020

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Investment securities, available for sale, at fair value	$2,006,140	$1,512,252
Distressed and other residential mortgage loans, at fair value	1,429,754	737,523
Distressed and other residential mortgage loans, net	202,756	285,261
Investments in unconsolidated entities	189,965	73,466
Preferred equity and mezzanine loan investments	180,045	165,555
Multi-family loans held in securitization trusts, at fair value	17,816,746	11,679,847
Residential mortgage loans held in securitization trust, at fair value	1,328,886	—
Derivative assets	15,878	10,263
Cash and cash equivalents	118,763	103,724
Real estate held for sale in consolidated variable interest entities	—	29,704
Goodwill	25,222	25,222
Receivables and other assets	169,214	114,821
Total Assets (1)	$23,483,369	$14,737,638
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$3,105,416	$2,131,505
Multi-family collateralized debt obligations, at fair value	16,724,451	11,022,248
Residential collateralized debt obligations, at fair value	1,052,829	—
Residential collateralized debt obligations	40,429	53,040
Convertible notes	132,955	130,762
Subordinated debentures	45,000	45,000
Mortgages and notes payable in consolidated variable interest entities	—	31,227
Securitized debt	—	42,335
Accrued expenses and other liabilities	177,260	101,228
Total liabilities (1)	$21,278,340	$13,557,345
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 and 12,000,000 shares issued and outstanding, respectively ($521,822,200 and $300,000,000 aggregate liquidation preference, respectively)	$504,765	$289,755
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 291,371,039 and 155,589,528 shares issued and outstanding, respectively	2,914	1,556
Additional paid-in capital	1,821,785	1,013,391
Accumulated other comprehensive income (loss)	25,132	(22,135)
Accumulated deficit	(148,863)	(103,178)
Company's stockholders' equity	2,205,733	1,179,389
Non-controlling interest in consolidated variable interest entities	(704)	904
Total equity	$2,205,029	$1,180,293
Total Liabilities and Stockholders' Equity	$23,483,369	$14,737,638

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2019 and December 31, 2018, assets of consolidated VIEs totaled $19,270,384 and $11,984,374, respectively, and the liabilities of consolidated VIEs totaled $17,878,314 and $11,191,736, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
INTEREST INCOME:
Investment securities and other interest earning assets	$67,472	$47,482	$29,968
Distressed and other residential mortgage loans	71,017	28,569	25,054
Preferred equity and mezzanine loan investments	20,899	21,036	13,941
Multi-family loans held in securitization trusts	535,226	358,712	297,124
Total interest income	694,614	455,799	366,087

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	90,821	44,050	25,344
Residential collateralized debt obligations	4,379	1,779	1,463
Multi-family collateralized debt obligations	457,130	313,102	261,665
Convertible notes	10,813	10,643	9,852
Subordinated debentures	2,865	2,743	2,296
Securitized debt	742	4,754	7,481
Total interest expense	566,750	377,071	308,101

NET INTEREST INCOME	127,864	78,728	57,986

NON-INTEREST INCOME:
Recovery of (provision for) loan losses	2,780	(1,257)	1,739
Realized gains (losses), net	32,642	(7,775)	31,656
Unrealized gains (losses), net	35,837	52,781	20,786
Loss on extinguishment of debt	(2,857)	—	—
Income from operating real estate and real estate held for sale in consolidated variable interest entities	215	6,163	7,280
Other income	25,831	16,568	13,552
Total non-interest income	94,448	66,480	75,013

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	35,131	22,868	18,357
Base management and incentive fees	1,235	5,366	4,517
Expenses related to distressed and other residential mortgage loans	12,987	8,908	8,746
Expenses related to operating real estate and real estate held for sale in consolidated variable interest entities	482	4,328	9,457
Total general, administrative and operating expenses	49,835	41,470	41,077

INCOME FROM OPERATIONS BEFORE INCOME TAXES	172,477	103,738	91,922
Income tax (benefit) expense	(419)	(1,057)	3,355

NET INCOME	172,896	104,795	88,567
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	840	(1,909)	3,413
NET INCOME ATTRIBUTABLE TO COMPANY	173,736	102,886	91,980
Preferred stock dividends	(28,901)	(23,700)	(15,660)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,835	$79,186	$76,320

Basic earnings per common share	$0.65	$0.62	$0.68
Diluted earnings per common share	$0.64	$0.61	$0.66
Weighted average shares outstanding-basic	221,380	127,243	111,836
Weighted average shares outstanding-diluted	242,596	147,450	130,343

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,835	$79,186	$76,320
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	65,376	(27,688)	8,314
Reclassification adjustment for net gain included in net income	(18,109)	—	(4,298)
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	(102)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	47,267	(27,688)	3,914
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$192,102	$51,498	$80,234

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2016	$1,115	$159,259	$748,599	$(62,537)	$1,639	$848,075	$3,087	$851,162
Net income (loss)	—	—	—	91,980	—	91,980	(3,413)	88,567
Common Stock issuance, net	4	—	2,556	—	—	2,560	—	2,560
Preferred Stock issuance, net	—	130,496	—	—	—	130,496	—	130,496
Dividends declared on common stock	—	—	—	(89,500)	—	(89,500)	—	(89,500)
Dividends declared on preferred stock	—	—	—	(15,660)	—	(15,660)	—	(15,660)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,298)	(4,298)	—	(4,298)
Increase in fair value of available for sale securities	—	—	—	—	8,314	8,314	—	8,314
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(102)	(102)	—	(102)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	4,462	4,462
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	102,886	—	102,886	1,909	104,795
Common Stock issuance, net	437	—	262,236	—	—	262,673	—	262,673
Preferred Stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(106,647)	—	(106,647)	—	(106,647)
Dividends declared on preferred stock	—	—	—	(23,700)	—	(23,700)	—	(23,700)
Decrease in fair value of available for sale securities	—	—	—	—	(27,688)	(27,688)	—	(27,688)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(5,141)	(5,141)
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income (loss)	—	—	—	173,736	—	173,736	(840)	172,896
Common Stock issuance, net	1,358	—	808,394	—	—	809,752	—	809,752
Preferred Stock issuance, net	—	215,010	—	—	—	215,010	—	215,010
Dividends declared on common stock	—	—	—	(190,520)	—	(190,520)	—	(190,520)
Dividends declared on preferred stock	—	—	—	(28,901)	—	(28,901)	—	(28,901)
Reclassification adjustment for net gain included in net income	—	—	—	—	(18,109)	(18,109)	—	(18,109)
Increase in fair value of available for sale securities	—	—	—	—	65,376	65,376	—	65,376
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$172,896	$104,795	$88,567
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization	(55,629)	(29,338)	197
Realized (gains) losses, net	(32,642)	7,775	(31,656)
Unrealized (gains) losses, net	(35,837)	(52,781)	(20,786)
Gain on sale of real estate held for sale in consolidated variable interest entities	(1,580)	(2,328)	—
Impairment of real estate under development in consolidated variable interest entities	1,872	2,764	—
Loss on extinguishment of debt	2,857	—	—
(Recovery of) provision for loan losses	(2,780)	1,257	(1,739)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(47,840)	(37,922)	(27,164)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	24,848	29,358	20,870
Amortization of stock based compensation, net	5,367	2,582	1,632
Changes in operating assets and liabilities:
Receivables and other assets	(41,525)	(12,471)	(18,425)
Accrued expenses and other liabilities	45,094	10,486	17,836
Net cash provided by operating activities	35,101	24,177	29,332

Cash Flows from Investing Activities:
Cash received from initial consolidation of variable interest entities	—	—	112
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	3,587	33,192	—
Proceeds from sales of investment securities	97,951	26,899	107,062
Purchases of investment securities	(753,734)	(393,663)	(940,597)
Purchases of other assets	(991)	(183)	(41)
Capital expenditures on operating real estate and real estate held for sale in consolidated variable interest entities	(128)	(457)	(296)
Funding of preferred equity, equity and mezzanine loan investments	(163,883)	(112,452)	(61,814)
Principal repayments received on preferred equity and mezzanine loan investments	42,249	56,718	19,031
Return of capital from unconsolidated entity investments	13,617	14,973	25,940
Proceeds from mortgage loans held for investment	1,580	—	—
(Net payments made on) received from derivative instruments settled during the period	(36,337)	747	(4,683)
Principal repayments and proceeds from sales and refinancing of distressed and other residential mortgage loans	254,935	155,338	245,582
Principal repayments received on multi-family loans held in securitization trusts	992,912	137,820	137,164
Principal paydowns on investment securities - available for sale	227,397	234,438	228,968
Proceeds from sale of real estate owned	4,873	5,120	7,026
Purchases of residential mortgage loans and distressed residential mortgage loans	(829,519)	(688,750)	(101,250)
Purchases of investments held in multi-family securitization trusts	(346,235)	(112,214)	(102,147)
Purchases of investments held in residential securitization trust	(277,339)	—	—
Net cash used in investing activities	(769,065)	(642,474)	(439,943)

Cash Flows from Financing Activities:
Net proceeds from repurchase agreements	972,207	704,763	459,733
Proceeds from issuance of convertible notes	—	—	126,995
Common stock issuance, net	804,398	260,091	930
Preferred stock issuance, net	215,073	—	130,496
Dividends paid on common stock	(163,364)	(97,911)	(93,872)
Dividends paid on preferred stock	(24,651)	(23,760)	(12,900)
Payments made on mortgages and notes payable in consolidated variable interest entities	(4,022)	(27,067)	(1,485)
Proceeds from mortgages and notes payable in consolidated variable interest entities	—	1,154	5,414
Payments made on residential collateralized debt obligations	(15,578)	(17,338)	(21,442)
Payments made on multi-family collateralized debt obligations	(992,075)	(137,803)	(137,160)
Extinguishment of and payments made on securitized debt	(45,557)	(40,882)	(79,433)
Net cash provided by financing activities	746,431	621,247	377,276
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	12,467	2,950	(33,335)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	109,145	106,195	139,530
Cash, Cash Equivalents and Restricted Cash - End of Period	$121,612	$109,145	$106,195

Supplemental Disclosure:
Cash paid for interest	$622,720	$430,121	$344,390
Cash paid for income taxes	$21	$1,711	$3,952

Non-Cash Investment Activities:
Consolidation of multi-family loans held in securitization trusts	$6,599,974	$2,294,544	$2,886,525
Consolidation of multi-family collateralized debt obligations	$6,253,739	$2,182,330	$2,784,377
Consolidation of residential mortgage loans held in securitization trust	$1,333,060	$—	$—
Consolidation of residential collateralized debt obligations	$1,055,720	$—	$—
Transfer from residential loans to real estate owned	$6,105	$7,998	$7,228

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$58,274	$31,118	$22,382
Dividends declared on preferred stock to be paid in subsequent period	$10,175	$5,925	$5,985
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable interest entities	$27,260	$—	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$118,763	$103,724	$95,191
Restricted cash included in receivables and other assets	2,849	5,421	11,004
Total cash, cash equivalents, and restricted cash	$121,612	$109,145	$106,195

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes (i) multi-family credit assets, such as multi-family CMBS (excluding Agency CMBS) and preferred equity in, and mezzanine loans to, owners of multi-family properties, (ii) single-family credit assets, such as residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages, residential bridge loans and other residential mortgage loans, and non-Agency RMBS, (iii) Agency securities such as Agency RMBS and Agency CMBS and (iv) certain other mortgage-, residential housing- and credit-related assets.

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
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);
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
“Agency CMBS” refers to CMBS representing interests or obligations backed by pools of mortgage loans guaranteed by a GSE, such as Fannie Mae or Freddie Mac;
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
“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans; and
“residential bridge loans” refers to short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its distressed and other residential mortgage loans, multi-family loans held in securitization trusts, residential mortgage loans held in securitization trust, multi-family CDOs, certain residential CDOs and CMBS held in re-securitization trusts, as well as income recognition on distressed residential mortgage loans purchased at a discount. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

Reclassifications – Certain prior period amounts have been reclassified on the accompanying consolidated financial statements to conform to current period presentation.

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

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE when it is the primary beneficiary of such VIE, herein referred to as a “Consolidated VIE”. As primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Business Combinations – The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

On March 31, 2017, the Company determined that it became the primary beneficiary of 200 RHC Hoover, LLC (“Riverchase Landing”) and The Clusters, LLC (“The Clusters”), two VIEs that each owned a multi-family apartment community and in each of which the Company held a preferred equity investment. Accordingly, on this date, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements in accordance with ASC 810, Consolidation (“ASC 810”). These transactions were accounted for by applying the acquisition method for business combinations under ASC 805 (see Note 9). In March 2018 and February 2019, Riverchase Landing and The Clusters, respectively, completed the sale of their multi-family apartment communities and redeemed each of the Company’s preferred equity investments. The Company de-consolidated Riverchase Landing and The Clusters as of the date of each property’s sale.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. In May 2016, the Company acquired the outstanding membership interests in RiverBanc LLC (“RiverBanc”), RB Multifamily Investors LLC and RB Development Holding Company, LLC (“RBDHC”) that were not previously owned by the Company. These transactions were accounted for by applying the acquisition method for business acquisitions under ASC 805. Goodwill of $25.2 million as of December 31, 2019 and 2018, respectively, relates to these transactions and the inclusion of these entities in the Company’s multifamily investment reporting unit.

Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which carrying amount exceeds the reporting unit’s fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized. The Company’s annual evaluation of goodwill as of October 1, 2019 indicated no impairment.

Investment Securities, Available for Sale – The Company’s investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS. Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. The Company has also elected the fair value option at the time of acquisition for its Agency IOs, certain Agency fixed-rate RMBS and Agency ARMs within the Agency IO portfolio. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which were not designated as hedging instruments for accounting purposes. As of December 31, 2018, the Company had fully exited its Agency IO strategy and liquidated its Agency IO portfolio. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

The Company generally intends to hold its investment securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business. As a result, our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gains (losses), net on the accompanying consolidated statements of operations.

Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts associated with our Agency RMBS and Agency CMBS assessed as high credit quality at the time of purchase are amortized or accreted to interest income over the estimated life of these investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity on our Agency RMBS.

Interest income on certain of our credit sensitive securities that were purchased at a premium or discount to par value, such as certain of our non-Agency RMBS, CMBS and ABS of less than high credit quality, is recognized based on the security’s effective yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which incorporates assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

The Company accounts for investment securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO) at date of acquisition in accordance with ASC 320-10, Investments - Debt and Equity Securities (“ASC 320-10”). The Company accounts for investment securities that are not of high credit quality (i.e., those whose risk of loss is more than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40, Investments - Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the investment securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

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

In determining the other-than temporary impairment related to credit losses for securities that are not of high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the prior reporting date or purchase date, whichever is most recent, against the present value of the cash flows expected to be collected at the current financial reporting date. The Company considers information available about the past and expected future performance of underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

Distressed and Other Residential Mortgage Loans, at fair value – Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgage loans and residential bridge loans, are presented at fair value on the accompanying consolidated balance sheets as a result of a fair value election made at the time of acquisition pursuant to ASC 825. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

Premiums and discounts associated with the purchase of distressed and other residential mortgage loans at fair value are amortized or accreted into interest income over the life of the related loan using the effective interest method. Any premium amortization or discount accretion is reflected as a component of interest income, distressed and other residential mortgage loans on the accompanying consolidated statements of operations.

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

Distressed Residential Mortgage Loans, net – Certain of the distressed residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) and are included in distressed and other residential mortgage loans, net on the accompanying consolidated balance sheets. Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Loans considered credit impaired are recorded at fair value at the date of acquisition, with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment, plus accretion income, less principal and interest cash flows received. These distressed residential mortgage loans are presented on the accompanying consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

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

Certain of the Company’s distressed residential mortgage loans accounted for under ASC 310-30 were held in securitization trusts and had been transferred to Consolidated VIEs that had been securitized into beneficial interests as of December 31, 2018. The Company accounted for these securitization trusts as financings which were consolidated into the Company’s financial statements.

Residential Mortgage Loans Held in Securitization Trusts, net – Residential mortgage loans held in securitization trusts, net are comprised of certain ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests and are included in distressed and other residential mortgage loans, net on the accompanying consolidated balance sheets. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts, net are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses. Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The Company establishes an allowance for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts, net. Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower’s current economic condition and other factors deemed to warrant consideration. Additionally, management looks at the balance of any delinquent loan and compares that to the current value of the collateralizing property. Management utilizes various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a broker in the property’s area.

Residential Mortgage Loans Held in Securitization Trust, at fair value – Residential mortgage loans held in securitization trust at fair value are comprised of seasoned re-performing and non-performing residential mortgage loans held in a Freddie Mac-sponsored residential mortgage loan securitization, of which we own the first loss subordinated securities and certain IOs and senior securities issued by this securitization, and that we consolidate in our financial statements in accordance with GAAP (“Consolidated SLST”). Based on a number of factors, management determined that the Company was the primary beneficiary of Consolidated SLST and met the criteria for consolidation and, accordingly, has consolidated the securitization, including its assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within Consolidated SLST, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity (“CFE”) using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the related securitization trust is considered a qualifying CFE, the Company determines the fair value of the residential mortgage loans held in Consolidated SLST based on the fair value of its residential collateralized debt obligations and its retained interests from the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

Interest income is accrued and recognized as revenue when earned according to the terms of the seasoned re-performing and non-performing residential mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on the seasoned re-performing and non-performing residential mortgage loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business.

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

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial or residential real estate assets or loans because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income on the accompanying consolidated statements of operations (see Note 7).

Preferred Equity and Mezzanine Loan Investments – The Company invests in preferred equity in, and mezzanine loans to, entities that have significant real estate assets.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at unpaid principal balance, adjusted for any unamortized premium or discount and deferred fees or expenses, net of valuation allowances. The Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

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

Preferred equity and mezzanine loan investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investments in Unconsolidated Entities.”

Multi-Family Loans Held in Securitization Trusts, at fair value – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities” (“SPEs”) own the first loss POs and certain IOs and certain senior or mezzanine securities issued by those securitizations, and that we consolidate in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, has consolidated these securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated CFE using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s multi-family securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

Interest income is accrued and recognized as revenue when earned according to the terms of the multi-family loans and when, in the opinion of management, it is collectible. The accrual of interest on multi-family loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business.

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

The Company reclassified its operating real estate held in consolidated variable interest entities to real estate held for sale in consolidated variable interest entities in accordance with ASC 360, Property, Plant, and Equipment during the year ended December 31, 2017. When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Real estate held for sale in consolidated variable interest entities is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment charge is recorded on the consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any.

The Company assesses the net fair value of real estate held for sale each reporting period that assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded on the consolidated statements of operations with an allocation to non-controlling interests in the respective VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

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

Real Estate Sales – The Company accounts for its real estate sales in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales. When real estate is sold, the nature of the entire real estate component being sold is considered in relation to the entire transaction to determine whether the substance of the transaction is the sale of real estate. Profit is recognized on the date of the real estate sale provided that a) a sale is consummated, b) the buyer’s initial and continuing investments are adequate to demonstrate commitment to pay for the property, c) the seller’s receivable is not subject to future subordination, and d) the seller has transferred to the buyer the usual risks and rewards of ownership and does not have a substantial continuing involvement with the sold property. Sales value is calculated based on the stated sales price plus any other proceeds that are additions to the sales price subtracting any discount needed to reduce a receivable to its present value and any services the seller commits to perform without compensation. See Note 10 for further discussion regarding sales of real estate by Consolidated VIEs.

Real Estate Under Development – The Company’s expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development owned by Kiawah River View Investors LLC (“KRVI”), a Consolidated VIE (see Note 9), as of December 31, 2019 and 2018 of $14.5 million and $22.0 million, respectively, is included in receivables and other assets on the accompanying consolidated balance sheets.

Real Estate - Impairment – The Company periodically evaluates its real estate assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability and intent to hold each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment is warranted. If impairment indicators exist for long-lived assets to be held and used, and the expected future undiscounted cash flows are less than the carrying amount of the asset, then the Company will record an impairment loss for the difference between the fair value of the asset and its carrying amount. If the asset is to be disposed of, then an impairment loss is recognized for the difference between the estimated fair value of the asset, net of selling costs, and its carrying amount.

The Company evaluates the home pricing and lot values of the real estate under development that is owned by KRVI on a quarterly basis. Based on evaluations during the year ended December 31, 2019, the Company determined that the real estate under development with an original carrying amount of $20.9 million was no longer fully recoverable and was impaired. The Company recognized a $1.9 million impairment loss which is included in other income on the accompanying consolidated statements of operations for the year ended December 31, 2019. For the year ended December 31, 2019, $1.0 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $0.9 million. For the year ended December 31, 2018, the Company recognized a $2.8 million impairment loss which is included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2018, $1.4 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $1.4 million. Fair value was determined based on the sales comparison approach which derives a value indication by comparing the subject property to similar properties that have been recently sold and assumes a purchaser will not pay more for a particular property than a similar substitute property.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, employment/non-compete agreements, and acquired in-place leases with useful lives ranging from 6 months to 10 years are included in receivables and other assets on the accompanying consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See “Real Estate Held for Sale in Consolidated Variable Interest Entities” for further discussion of acquired in-place lease intangible assets.

Receivables and Other Assets – Receivables and other assets as of December 31, 2019 and 2018 include restricted cash held by third parties of $2.8 million and $5.4 million, respectively. Receivables and other assets also includes $41.2 million of receivables from borrowers related to distressed and other residential mortgage loans as of December 31, 2019.

Repurchase Agreements, Investment Securities – The Company finances the majority of its investment securities available for sale using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over LIBOR.

Repurchase Agreements, Distressed and Other Residential Mortgage Loans – The Company finances a portion of its distressed and other residential mortgage loans at fair value and distressed residential mortgage loans accounted for under ASC 310-30, through repurchase agreements that expire within 12 to 18 months (see Note 12). The borrowings under the repurchase agreements bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance certain residential and multi-family loans held in securitization trusts as debt on the accompanying consolidated balance sheets. Residential collateralized debt obligations (“Residential CDOs”) are used to finance residential ARM loans held in the Company’s residential mortgage loan securitization trusts. Residential collateralized debt obligations, at fair value (“SLST CDOs”) include the debt issued to permanently finance the seasoned re-performing and non-performing residential mortgage loans held in Consolidated SLST. Multi-Family collateralized debt obligations (“Multi-Family CDOs”) include debt issued to permanently finance the multi-family mortgage loans held in the Consolidated K-Series. We refer to Residential CDOs, SLST CDOs and Multi-Family CDOs collectively as “CDOs” in this report.
For financial reporting purposes, the loans held as collateral for these obligations are recorded as assets of the Company.
Securitized Debt – Securitized Debt represents third-party liabilities of Consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company entered into several financing transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtain permanent or longer-term financing on a portion of its multi-family CMBS and acquired distressed residential mortgage loans.

Costs related to the issuance of securitized debt, which include underwriting, rating agency, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

The Company had no securitized debt outstanding as of December 31, 2019.

Convertible Notes – On January 23, 2017, the Company issued its 6.25% Senior Convertible Notes due 2022 (the “Convertible Notes”) to finance the acquisition of targeted assets and for general working capital purposes. The Company evaluated the conversion features of the Convertible Notes for embedded derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and determined that the conversion features should not be bifurcated from the notes.

The Convertible Notes were issued at a 4% discount. Costs related to issuance of the Convertible Notes, which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method. The discount and deferred issuance costs, net of amortization, are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets.

Derivative Financial Instruments – In accordance with ASC 815, the Company records derivative financial instruments on the accompanying consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

The Company uses interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. At the inception of an interest rate swap agreement, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. The Company has elected to treat all current interest rate swaps as trading instruments due to volatility and difficulty in effectively matching cash flows. We typically pay a fixed rate and receive a floating rate, based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Changes in fair value for interest rate swaps designated as trading instruments are reported on the accompanying consolidated statements of operations as unrealized gains (losses), net. Changes in fair value for interest rate swaps qualifying for hedge accounting will be included on the accompanying consolidated statements of comprehensive income (loss) as decrease in fair value of derivative instruments utilized for cash flow hedges.

All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the interest rate swap asset or liability on the accompanying consolidated balance sheets.

Manager Compensation – From 2012 to May 2019, we were a party to an investment management agreement with Headlands Asset Management LLC (“Headlands”) pursuant to which Headlands provided investment management services with respect to our investments in certain distressed residential mortgage loans. From 2011 to December 2017, we were a party to an investment management agreement with the Midway Group, LP (“Midway”), pursuant to which Midway provided investment management services with respect to our investments in Agency IOs. These investment management agreements provided for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which were accrued and expensed during the period for which they are earned or incurred. The Headlands agreement was terminated effective May 3, 2019 and the Midway agreement was terminated effective December 31, 2017.

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company’s common stockholders includes net income, the change in fair value of its available for sale securities purchased prior to October 2019 and its derivative hedging instruments (comprised of interest rate swaps until October 2017) (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased/decreased for net loss/(income) attributable to non-controlling interest in consolidated variable interest entities. See “Investment Securities, Available for Sale” for discussion of the reporting of the change in fair value of available for sale securities purchased after September 2019.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2019 and 2018.

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

During the years ended December 31, 2019 and 2018, the Company granted Performance Stock Units (“PSUs”) to the Chief Executive Officer, Chief Financial Officer and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative TSR percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis.

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

ASC 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of the effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense in our consolidated statements of operations.

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related and residential housing-related assets, and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

Adoption of ASC Topic 842, Leases (“ASC 842”)

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method applied to all leases that were not completed as of January 1, 2019. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We elected the practical expedients allowed for under ASC 842 that exempt an entity from reassessing whether existing contracts contain leases, reassessing the lease classification of existing leases, and reassessing the initial direct costs for existing leases. As such, there was no cumulative impact on opening accumulated deficit as of January 1, 2019 of adopting ASC 842 under the modified retrospective transition method. Operating lease right of use assets of $9.3 million and operating lease liabilities of $9.8 million are included in receivables and other assets and accrued expenses and other liabilities on the accompanying consolidated balance sheets, respectively, as of December 31, 2019. The adoption of ASC 842 did not have a material effect on our results of operations for the year ended December 31, 2019.

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on purchased financial assets with credit deterioration and available-for-sale debt securities, which will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted beginning in 2019.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). The amendments allow an entity to make an irrevocable one-time election to measure financial assets accounted for under ASC 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, using the fair value option upon adoption of ASU 2016-13. For the Company, the amendments are effective upon adoption of ASU 2016-13. The amendments in ASU 2019-05 should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings as of the date that an entity adopted the amendments in ASU 2016-13.

On January 1, 2020, the Company adopted ASU 2016-13 and elected to apply the fair value option in accordance with ASU 2019-05 to the Company’s distressed and other residential mortgage loans, net, preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity and mezzanine loans that are accounted for under the equity method. Adjustments resulting from the one-time election to record the difference between the carrying value and the fair value of these assets will be reflected in our consolidated balance sheets as of January 1, 2020 and will have no impact on our consolidated statements of operations as of January 1, 2020. Subsequent changes in fair value for these assets will be recorded in unrealized gains (losses), net on our consolidated statements of operations. As a result of the implementation of ASU 2019-05, we recorded a cumulative-effect adjustment of $12.3 million as an increase to stockholders’ equity as of January 1, 2020.

The following table presents the balances at December 31, 2019, the transition adjustments, and the balances at January 1, 2020 for those balance sheet line items impacted by the implementation of ASU 2019-05 (dollar amounts in thousands):

	December 31, 2019	Transition Adjustment	January 1, 2020
Assets
Distressed and other residential mortgage loans, net	$202,756	$5,715	$208,471
Investments in unconsolidated entities	106,083	1,394	107,477
Preferred equity and mezzanine loan investments	180,045	2,420	182,465
Receivables and other assets	865	2,755	3,620
Total Assets	$489,749	$12,284	$502,033

Stockholders' Equity
Accumulated deficit	$(148,863)	$12,284	$(136,579)
Total Stockholders' Equity	$(148,863)	$12,284	$(136,579)

The Company also assessed the impact of ASU 2016-13 on the Company’s investment securities, available for sale where the fair value option has not been elected and determined that the adoption of the standard would not have a material effect on our financial statements as of January 1, 2020.

Fair Value Measurement (Topic 820)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). These amendments add, modify, or remove disclosure requirements regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, narrative descriptions of measurement uncertainty, and the valuation processes for Level 3 fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company anticipates the implementation of this guidance as of the effective date will result in additional and modified disclosures with respect to its Level 3 fair value measurements.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019				December 31, 2018
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS:
Agency ARMs (1)	$55,740	$13	$(1,347)	$54,406	$73,949	$8	$(2,563)	$71,394
Agency Fixed-Rate	867,236	7,397	(6,162)	868,471	1,002,057	—	(35,721)	966,336
Total Agency RMBS (2)	922,976	7,410	(7,509)	922,877	1,076,006	8	(38,284)	1,037,730
Agency CMBS (2)	51,334	19	(395)	50,958	—	—	—	—
Total Agency	974,310	7,429	(7,904)	973,835	1,076,006	8	(38,284)	1,037,730
Non-Agency RMBS (2)	701,583	14,992	(1,261)	715,314	215,337	166	(1,466)	214,037
CMBS (2)(3)	254,620	13,300	(143)	267,777	243,046	17,815	(376)	260,485
ABS (2)	49,902	—	(688)	49,214	—	—	—	—
Total investment securities available for sale	$1,980,415	$35,721	$(9,996)	$2,006,140	$1,534,389	$17,989	$(40,126)	$1,512,252

(1)	For the Company’s Agency ARMs with stated reset periods, the weighted average reset period is 26 months and 31 months as of December 31, 2019 and 2018, respectively.

(2)
As of December 31, 2019, certain of the Company’s investment securities available for sale are presented at fair value with unrealized gains and losses recognized in unrealized gains (losses), net on the Company’s consolidated statements of operations as a result of a fair value election pursuant to ASC 825. This includes Agency RMBS with a fair value of $21.0 million and net unrealized losses of $0.1 million, Agency CMBS with a fair value of $30.7 million and net unrealized losses of $0.4 million, non-Agency RMBS with a fair value of $123.8 million and net unrealized gains of $1.2 million, CMBS with a fair value of $20.6 million and net unrealized gains of $0.5 million, and ABS with a fair value of $49.2 million and net unrealized losses of $0.7 million.

(3)	Included in CMBS is $52.7 million of first loss POs and certain IOs held in re-securitization trusts as of December 31, 2018.

Realized Gain or Loss Activity

During the year ended December 31, 2019, the Company received total proceeds of approximately $98.0 million from the sale of investment securities available for sale, realizing a net gain of approximately $21.8 million. During the year ended December 31, 2018, the Company received total proceeds of approximately $26.9 million from the sale of investment securities available for sale, realizing a net loss of approximately $12.3 million. During the year ended December 31, 2017, the Company received total proceeds of approximately $107.1 million from the sale of investment securities available for sale, realizing a net loss of approximately $0.1 million.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 40 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2019 and 2018, based on management’s estimates, the weighted average life of the Company’s available for sale securities portfolio was approximately 5.0 years and 5.7 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2019	December 31, 2018
0 to 5 years	$1,359,894	$456,947
Over 5 to 10 years	521,517	1,043,369
10+ years	124,729	11,936
Total	$2,006,140	$1,512,252

Unrealized Losses in Other Comprehensive Income

The following tables present the Company’s investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

December 31, 2019	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$222,286	$(7,454)	$222,286	$(7,454)
Non-Agency RMBS	—	—	104	(13)	104	(13)
CMBS	25,507	(124)	—	—	25,507	(124)
Total	$25,507	$(124)	$222,390	$(7,467)	$247,897	$(7,591)

December 31, 2018	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$310,783	$(8,037)	$726,028	$(30,247)	$1,036,811	$(38,284)
Non-Agency RMBS	187,395	(1,451)	158	(15)	187,553	(1,466)
CMBS	75,292	(376)	—	—	75,292	(376)
Total	$573,470	$(9,864)	$726,186	$(30,262)	$1,299,656	$(40,126)

At December 31, 2019 and 2018, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company’s Agency RMBS were $7.5 million and $38.3 million as of December 31, 2019 and 2018, respectively. Agency RMBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency RMBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency RMBS, the Company does not consider any of the current impairments on its Agency RMBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2019 and 2018, any unrealized losses on its Agency RMBS were temporary.

Gross unrealized losses in other comprehensive income on the Company’s non-Agency RMBS were $13.0 thousand and $1.5 million at December 31, 2019 and 2018, respectively. Gross unrealized losses in other comprehensive income on the Company’s CMBS were $0.1 million and $0.4 million at December 31, 2019 and 2018, respectively. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of other-than-temporary impairment and does not believe that these unrealized losses are credit-related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

Other than Temporary Impairment

For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize other-than-temporary impairment through earnings.

4.	Distressed and Other Residential Mortgage Loans, At Fair Value

Certain of the Company’s acquired residential mortgage loans, including distressed residential mortgage loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
The Company’s distressed and other residential mortgage loans at fair value consist of the following as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Principal	Premium/(Discount)	Unrealized Gains/(Losses)	Carrying Value
December 31, 2019	$1,464,984	$(81,372)	$46,142	$1,429,754
December 31, 2018	788,372	(54,905)	4,056	737,523

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net attributable to distressed and other residential mortgage loans at fair value for the years ended December 31, 2019, 2018 and 2017 respectively (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Net realized gains on payoff and sale of loans	$9,187	$4,606	$1,719
Net unrealized gains (losses)	42,087	4,096	(41)

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of distressed and other residential mortgage loans at fair value as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018
California	23.9%	27.9%
Florida	9.4%	9.0%
New York	8.0%	5.1%
Texas	5.4%	4.2%
New Jersey	5.1%	3.8%

The following table presents the fair value and aggregate unpaid principal balance of the Company’s distressed and other residential mortgage loans at fair value greater than 90 days past due and in non-accrual status as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Fair Value	Unpaid Principal Balance
December 31, 2019	$106,199	$122,918
December 31, 2018	60,117	75,167

Additionally, the fair value and aggregate unpaid principal balance of distressed and other residential mortgage loans at fair value held in non-accrual status but less than 90 days past due was approximately $9.3 million and $10.7 million, respectively, as of December 31, 2019.

Distressed and other residential mortgage loans with a fair value of approximately $881.2 million and $626.2 million at December 31, 2019 and 2018, respectively, are pledged as collateral for master repurchase agreements (see Note 12).

5.	Distressed and Other Residential Mortgage Loans, Net
Distressed Residential Mortgage Loans, Net
As of December 31, 2019 and 2018, the carrying value of the Company’s distressed residential mortgage loans accounted for under ASC 310-30 amounts to approximately $158.7 million and $228.5 million, respectively.

The Company has elected the fair value option for all distressed residential mortgage loans purchased after June 30, 2017 (see Note 4).

The following table details activity in accretable yield for the distressed residential mortgage loans, net for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019	December 31, 2018
Balance at beginning of period	$195,560	$303,949
Additions	1,784	7,972
Disposals	(53,624)	(99,603)
Accretion	(7,015)	(16,758)
Balance at end of period (1)	$136,705	$195,560

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include reclassification to accretable yield from nonaccretable yield. Disposals include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in each of the years ended December 31, 2019 and 2018 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, net as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018
North Carolina	10.5%	9.0%
Florida	10.1%	10.4%
Georgia	7.0%	7.2%
South Carolina	5.8%	5.6%
Texas	5.6%	4.9%
New York	5.5%	5.4%
Ohio	5.2%	5.0%
Virginia	5.2%	5.3%

The Company had no distressed residential mortgage loans held in securitization trusts pledged as collateral for securitized debt as of December 31, 2019. The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $88.1 million at December 31, 2018 were pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 9). In addition, distressed residential mortgage loans with a carrying value of approximately $80.6 million and $128.1 million at December 31, 2019 and 2018, respectively, are pledged as collateral for a master repurchase agreement (see Note 12).

Residential Mortgage Loans Held in Securitization Trusts, Net

Residential mortgage loans held in securitization trusts, net are comprised of certain ARMs transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. Residential mortgage loans held in securitization trusts, net consist of the following as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019	December 31, 2018
Unpaid principal balance	$47,237	$60,171
Deferred origination costs – net	301	383
Allowance for loan losses	(3,508)	(3,759)
Total	$44,030	$56,795

Allowance for Loan Losses - The following table presents the activity in the Company’s allowance for loan losses on residential mortgage loans held in securitization trusts, net for the years ended December 31, 2019, 2018 and 2017, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$3,759	$4,191	$3,782
Provisions for loan losses	25	166	475
Transfer to real estate owned	(167)	—	(6)
Charge-offs	(109)	(598)	(60)
Balance at the end of period	$3,508	$3,759	$4,191

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2019 was $3.5 million, representing 743 basis points of the outstanding principal balance of residential mortgage loans held in securitization trusts, as compared to 625 basis points as of December 31, 2018. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

The Company’s residential mortgage loans held in securitization trusts, net and real estate owned are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in these residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.9 million and $4.8 million as of December 31, 2019 and 2018, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts, Net

As of December 31, 2019, we had 18 delinquent loans with an aggregate principal amount outstanding of approximately $10.2 million categorized as residential mortgage loans held in securitization trusts, net, of which $6.7 million, or 66%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, net, including real estate owned (REO) through foreclosure, as of December 31, 2019 (dollar amounts in thousands):

December 31, 2019

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	2	$211	0.44%
90+	16	$10,010	21.05%
Real estate owned through foreclosure	1	$360	0.76%

As of December 31, 2018, we had 19 delinquent loans with an aggregate principal amount outstanding of approximately $10.9 million categorized as residential mortgage loans held in securitization trusts, net, of which $6.6 million, or 61%, were under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, net as of December 31, 2018 (dollar amounts in thousands):

December 31, 2018

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
90+	19	$10,926	18.16%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts, net as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018
New York	36.1%	33.9%
Massachusetts	17.2%	20.0%
New Jersey	12.8%	14.5%
Florida	12.1%	9.9%
Maryland	5.5%	5.3%

6.	Consolidated K-Series and Consolidated SLST

Consolidated K-Series

The Company owns first loss POs, certain IOs and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-series securitizations that comprise the Consolidated K-Series. The Consolidated K-Series is comprised of fourteen and nine Freddie Mac-sponsored multi-family loan K-Series securitizations as of December 31, 2019 and 2018, respectively, that we consolidate in our financial statements in accordance with GAAP. The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company’s consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS that we own with an aggregate net carrying value of $1.1 billion and $657.6 million at December 31, 2019 and 2018, respectively (see Note 9).

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2019 and 2018, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2019	December 31, 2018
Assets
Multi-family loans held in securitization trusts, at fair value	$17,816,746	$11,679,847
Receivables (1)	59,417	41,850
Total Assets	$17,876,163	$11,721,697
Liabilities and Equity
Multi-family CDOs, at fair value	$16,724,451	$11,022,248
Accrued expenses	57,873	41,102
Total Liabilities	16,782,324	11,063,350
Equity	1,093,839	658,347
Total Liabilities and Equity	$17,876,163	$11,721,697

(1)	Included in receivables and other assets on the accompanying consolidated balance sheets.

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $16.8 billion and $11.5 billion at December 31, 2019 and 2018, respectively. The Multi-Family CDOs had aggregate unpaid principal balances of approximately $16.8 billion and $11.5 billion at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the current weighted average interest rate on these Multi-Family CDOs was 3.85% and 3.96%, respectively.

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

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2019, 2018, and 2017, respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
Statements of Operations	2019	2018	2017
Interest income	$535,226	$358,712	$297,124
Interest expense	457,130	313,102	261,665
Net interest income	78,096	45,610	35,459
Unrealized gains, net	23,962	37,581	18,872
Net income	$102,058	$83,191	$54,331

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of December 31, 2019 and multi-family loans held in securitization trusts and first loss POs and certain IOs held in re-securitization trusts as of December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018
California	15.9%	14.8%
Texas	12.4%	13.0%
Florida	6.2%	4.5%
Maryland	5.8%	5.0%

Consolidated SLST

In the fourth quarter of 2019, the Company invested in first loss subordinated securities and certain IOs and senior securities issued by a Freddie Mac-sponsored residential mortgage loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential mortgage loans held in the securitization and the SLST CDOs issued to permanently finance these residential mortgage loans, which we refer to as Consolidated SLST. The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations. Our investment in Consolidated SLST is limited to the securities that we own with an aggregate net carrying value of $276.8 million at December 31, 2019 (see Note 9).

The condensed consolidated balance sheet of Consolidated SLST at December 31, 2019 is as follows (dollar amounts in thousands):

Balance Sheet	December 31, 2019
Assets
Residential mortgage loans held in securitization trust, at fair value	$1,328,886
Receivables (1)	5,244
Total Assets	$1,334,130
Liabilities and Equity
Residential collateralized debt obligations, at fair value	$1,052,829
Accrued expenses	2,643
Total Liabilities	1,055,472
Equity	278,658
Total Liabilities and Equity	$1,334,130

(1)	Included in receivables and other assets on the accompanying consolidated balance sheets.

The residential mortgage loans held in securitization trust at fair value had aggregate unpaid principal balances of approximately $1.3 billion at December 31, 2019. The SLST CDOs had aggregate unpaid principal balances of approximately $1.3 billion at December 31, 2019. As of December 31, 2019, the current weighted average interest rate on the SLST CDOs was 3.53%.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities represented by the first loss subordinated securities, IOs and senior securities owned by the Company). We have elected the fair value option for Consolidated SLST. The net fair value of our investment in Consolidated SLST, which represents the difference between the carrying values of residential mortgage loans held in securitization trust less the carrying value of SLST CDOs, approximates the fair value of our underlying securities (see Note 15).

The condensed consolidated statement of operations of Consolidated SLST for the year ended December 31, 2019, is as follows (dollar amounts in thousands):

Statement of Operations	December 31, 2019
Interest income (1)	$4,764
Interest expense (2)	2,945
Net interest income	1,819
Unrealized losses, net	(83)
Net income	$1,736

(1)	Included in the Company’s accompanying consolidated statements of operations in interest income, distressed and other residential mortgage loans.

(2)	Included in the Company’s accompanying consolidated statements of operations in interest expense, residential collateralized debt obligations.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to residential mortgage loans held in securitization trust at fair value as of December 31, 2019 are as follows:

December 31, 2019
California	11.0%
Florida	10.6%
New York	9.1%
New Jersey	6.9%
Illinois	6.6%

At December 31, 2019, residential mortgage loans held in securitization trust at fair value with an aggregate unpaid principal balance of $50.7 million were 90 days or more delinquent.

7.Investments in Unconsolidated Entities

The Company’s investments in unconsolidated entities accounted for under the equity method are comprised of preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment and consist of the following as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$10,108	45%	$8,948
Somerset Deerfield Investor, LLC	45%	17,417	45%	16,266
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,878	43%	4,714
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,998	57%	10,544
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,847	—	—
Walnut Creek Properties Holdings, L.L.C.	36%	8,288	—	—
Towers Property Holdings, LLC	37%	11,278	—	—
Mansions Property Holdings, LLC	34%	10,867	—	—
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,062	—	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	9,396	—	—
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	11,944	—	—
Total - Equity Method		$106,083		$40,472

The Company’s investments in unconsolidated entities accounted for under the equity method using the fair value option consist of the following as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Joint venture equity investments in multi-family properties
The Preserve at Port Royal Venture, LLC	77%	$18,310	77%	$13,840
Evergreens JV Holdings, LLC (1)	—	—	85%	8,200
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	11,796	11%	10,954
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	53,776	—	—
Total - Fair Value Option		$83,882		$32,994

(1)      The Company’s equity investment was redeemed during the year ended December 31, 2019.

The following table presents income from investments in unconsolidated entities accounted for under the equity method for the years ended December 31, 2019, 2018, and 2017, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2019	2018	2017
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$1,167	$1,050	$996
Somerset Deerfield Investor, LLC	1,992	251	—
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	539	76	—
Audubon Mezzanine Holdings, L.L.C. (Series A)	1,224	59	—
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	741	—	—
Walnut Creek Properties Holdings, L.L.C.	803	—	—
Towers Property Holdings, LLC	638	—	—
Mansions Property Holdings, LLC	615	—	—
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	188	—	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	367	—	—
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	267	—	—
Autumnwood Investments LLC (1)	—	—	265
200 RHC Hoover, LLC (2)	—	—	275

(1)	Includes income recognized from redemption of the Company’s investment during the year ended December 31, 2017.

(2)
On March 31, 2017, the Company reconsidered its evaluation of its variable interest in Riverchase Landing and determined that it became the primary beneficiary of Riverchase Landing. Accordingly, on this date, the Company consolidated Riverchase Landing into its consolidated financial statements (see Note 9).

The following table presents income from investments in unconsolidated entities accounted for under the equity method using the fair value option for the years ended December 31, 2019, 2018, and 2017, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2019	2018	2017
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC (1)	$5,107	$4,312	$571
The Preserve at Port Royal Venture, LLC	5,374	1,778	1,729
WR Savannah Holdings, LLC (1)	—	1,854	1,386
Bent Tree JV Holdings, LLC (1)	—	—	1,795
Summerchase LR Partners LLC (1)	—	—	569
Lake Mary Realty Partners, LLC (1)	—	—	2,745
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	843	1,131	1,591
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	3,776	—	—

(1)	Includes income recognized from redemption of the Company’s investment.

Summary combined financial information for the Company’s investments in unconsolidated entities as of December 31, 2019 and 2018, respectively, and for the years ended December 31, 2019, 2018, and 2017, respectively, is shown below (dollar amounts in thousands):

	December 31, 2019	December 31, 2018
Balance Sheets:
Real estate, net	$829,935	$479,862
Distressed and other residential mortgage loans, at fair value	266,739	—
Other assets	126,491	37,679
Total assets	$1,223,165	$517,541

Notes payable, net	$610,636	$381,196
Securitized debt	233,765	—
Other liabilities	23,387	10,546
Total liabilities	867,788	391,742
Members' equity	355,377	125,799
Total liabilities and members' equity	$1,223,165	$517,541

	For the Years Ended December 31,
	2019	2018	2017
Operating Statements: (1)
Rental revenues	$63,265	$37,921	$37,196
Real estate sales	42,350	49,750	92,900
Cost of real estate sales	(25,534)	(37,452)	(55,544)
Interest income	9,214	—	—
Realized and unrealized gains, net	10,452	—	—
Other income	4,697	1,719	2,906
Operating expenses	(42,383)	(20,599)	(21,375)
Income before debt service, acquisition costs, and depreciation and amortization	62,061	31,339	56,083
Interest expense	(28,340)	(16,456)	(16,704)
Acquisition costs	—	(183)	(432)
Depreciation and amortization	(45,548)	(15,176)	(13,659)
Net (loss) income	$(11,827)	$(476)	$25,288

(1)
The Company records income (loss) from investments in unconsolidated entities under either the equity method of accounting or the fair value option. Accordingly, the combined net (loss) income shown above is not indicative of the income recognized by the Company from investments in unconsolidated entities.

8.	Preferred Equity and Mezzanine Loan Investments

Preferred equity and mezzanine loan investments consist of the following as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019	December 31, 2018
Investment amount	$181,409	$166,789
Deferred loan fees, net	(1,364)	(1,234)
Total	$180,045	$165,555

There were no delinquent preferred equity or mezzanine loan investments as of December 31, 2019 and 2018.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018
Tennessee	12.3%	6.8%
Florida	12.0%	11.3%
Georgia	11.8%	15.3%
Texas	10.6%	16.6%
Alabama	10.0%	8.6%
Virginia	8.4%	9.1%
South Carolina	6.3%	9.5%
New Jersey	5.0%	2.6%

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into re-securitization or financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. As of December 31, 2019, the Company evaluated its residential mortgage loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company continues to consolidate the Residential CDOs issued by its residential mortgage loan securitizations as of December 31, 2019.

As of December 31, 2018, the Company evaluated the following re-securitization and financing transactions: 1) its residential mortgage loan securitizations; 2) its multi-family CMBS re-securitization transaction and 3) its distressed residential mortgage loan securitization transaction (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions were VIEs and that the Company was the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of December 31, 2018. On March 14, 2019, the Company exercised its right to an optional redemption of its multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million resulting in a loss on extinguishment of debt of $2.9 million. Additionally, on March 25, 2019, the Company repaid outstanding notes from its April 2016 distressed residential mortgage loan securitization with an outstanding principal balance of $6.5 million. Due to the redemptions, the multi-family CMBS held by the re-securitization trust and the related residential mortgage loans held in securitization trust were returned to the Company.

The Company invests in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from those securitizations. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that fourteen and nine Freddie Mac-sponsored multi-family K-Series securitization trusts are VIEs as of December 31, 2019 and 2018, respectively, which we refer to as the Consolidated K-Series. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6). Of the multi-family CMBS investments owned by the Company that are included in the Consolidated K-Series, fourteen and eight of these investments are not included as collateral to any Financing VIE as of December 31, 2019 and 2018, respectively.

In the fourth quarter of 2019, the Company invested in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential mortgage loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential mortgage loan securitization trust is a VIE as of December 31, 2019, which we refer to as Consolidated SLST. The Company also determined that it is the primary beneficiary of the VIE within Consolidated SLST and, accordingly, has consolidated its assets, liabilities, income and expenses, in the accompanying consolidated financial statements (see Notes 2 and 6). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of December 31, 2019.

In analyzing whether the Company is the primary beneficiary of the Consolidated K-Series, Consolidated SLST, and the Financing VIEs, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The Company owns 100% of RBDHC. RBDHC owns 50% of KRVI, a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc, a wholly-owned subsidiary of the Company, is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

In March 2017, the Company reconsidered its evaluation of its variable interests in Riverchase Landing and The Clusters, two VIEs that each owned a multi-family apartment community and in each of which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Riverchase Landing and The Clusters and consolidated them in its consolidated financial statements. In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company’s preferred equity investment. Also, in February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company’s preferred equity investment. The Company de-consolidated Riverchase Landing and The Clusters as of the date of each property’s sale. Prior to the sale of the respective properties, the Company did not have any claims to the assets or obligations for the liabilities of Riverchase Landing and The Clusters (other than the preferred equity investments held by the Company).

The following table presents a summary of the assets and liabilities of the Company’s residential mortgage loan securitizations, the Consolidated K-Series, Consolidated SLST, and KRVI of as of December 31, 2019 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIE	Other VIEs
	Residential Mortgage Loan Securitizations	Consolidated K-Series	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$—	$107	$107
Residential mortgage loans held in securitization trusts, net	44,030	—	—	—	44,030
Residential mortgage loans held in securitization trust, at fair value	—	—	1,328,886	—	1,328,886
Multi-family loans held in securitization trusts, at fair value	—	17,816,746	—	—	17,816,746
Receivables and other assets	1,328	59,417	5,244	14,626	80,615
Total assets	$45,358	$17,876,163	$1,334,130	$14,733	$19,270,384

Residential collateralized debt obligations	$40,429	$—	$—	$—	$40,429
Residential collateralized debt obligations, at fair value	—	—	1,052,829	—	1,052,829
Multi-family collateralized debt obligations, at fair value	—	16,724,451	—	—	16,724,451
Accrued expenses and other liabilities	14	57,873	2,643	75	60,605
Total liabilities	$40,443	$16,782,324	$1,055,472	$75	$17,878,314

The following table presents a summary of the assets and liabilities of the Financing VIEs, the Consolidated K-Series, KRVI, and The Clusters as of December 31, 2018 (dollar amounts in thousands):

	Financing VIEs			Other VIEs
	Multi-family CMBS re-securitization(1)	Distressed Residential Mortgage Loan Securitization(2)	Residential Mortgage Loan Securitizations	Consolidated K-Series(3)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$708	$708
Investment securities available for sale, at fair value held in securitization trusts	52,700	—	—	—	—	52,700
Residential mortgage loans held in securitization trusts, net	—	—	56,795	—	—	56,795
Distressed residential mortgage loans held in securitization trusts, net	—	88,096	—	—	—	88,096
Multi-family loans held in securitization trusts, at fair value	1,107,071	—	—	10,572,776	—	11,679,847
Real estate held for sale in consolidated variable interest entities	—	—	—	—	29,704	29,704
Receivables and other assets	4,243	10,287	1,061	37,679	23,254	76,524
Total assets	$1,164,014	$98,383	$57,856	$10,610,455	$53,666	$11,984,374

Residential collateralized debt obligations	$—	$—	$53,040	$—	$—	$53,040
Multi-family collateralized debt obligations, at fair value	1,036,604	—	—	9,985,644	—	11,022,248
Securitized debt	30,121	12,214	—	—	—	42,335
Mortgages and notes payable in consolidated variable interest entities	—	—	—	—	31,227	31,227
Accrued expenses and other liabilities	4,228	444	26	37,022	1,166	42,886
Total liabilities	$1,070,953	$12,658	$53,066	$10,022,666	$32,393	$11,191,736

(1)
The Company classified the multi-family CMBS issued by two securitizations and held by this Financing VIE as available for sale securities. The Financing VIE consolidated one securitization trust included in the Consolidated K-Series that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

(2)
The Company engaged in this transaction for the purpose of financing certain distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of re-performing and, to a lesser extent, non-performing and other delinquent mortgage loans secured by first liens on one- to four- family properties. Balances as of December 31, 2018 are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of re-performing seasoned mortgage loans. The Company held 5% of the Class A Notes issued as part of the securitization transaction, which were eliminated in consolidation.

(3)	Eight of the securitizations included in the Consolidated K-Series were not held in a Financing VIE as of December 31, 2018.

As of December 31, 2019, the Company had no Securitized Debt outstanding. The following table summarizes the Company’s Securitized Debt collateralized by multi-family CMBS or distressed residential mortgage loans as of December 31, 2018 (dollar amounts in thousands):

	Multi-family CMBS Re-securitization(1)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at December 31, 2018	$33,177	$12,381
Carrying Value at December 31, 2018(2)	$30,121	$12,214
Pass-through rate of Notes issued	5.35%	4.00%

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

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations (other than the distressed residential mortgage loan securitizations discussed above) since inception; the first three were accounted for as permanent financings and have been included in the Company’s accompanying consolidated financial statements. The fourth was accounted for as a sale and, accordingly, is not included in the Company’s accompanying consolidated financial statements.

Unconsolidated VIEs

As of December 31, 2019, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2019, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. As of December 31, 2018, the Company evaluated its multi-family CMBS investments in two Freddie Mac-sponsored multi-family loan K-Series securitizations and its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2018, except for The Clusters, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$49,214	$—	$—	$49,214
Preferred equity investments in multi-family properties	—	173,825	106,083	279,908
Mezzanine loans on multi-family properties	—	6,220	—	6,220
Equity investments in entities that invest in residential properties and loans	—	—	65,572	65,572
Total assets	$49,214	$180,045	$171,655	$400,914

	December 31, 2018
	Investment securities available for sale, at fair value, held in re-securitization trusts	Receivables and other assets	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
Multi-family CMBS	$52,700	$72	$—	$—	$52,772
Preferred equity investments in multi-family properties	—	—	154,629	40,472	195,101
Mezzanine loans on multi-family properties	—	—	10,926	—	10,926
Equity investments in entities that invest in residential properties	—	—	—	10,954	10,954
Total assets	$52,700	$72	$165,555	$51,426	$269,753

Our maximum loss exposure on the investment securities available for sale, preferred equity and mezzanine loan investments, and investments in unconsolidated entities is approximately $400.9 million at December 31, 2019. Our maximum loss exposure on the investment securities available for sale, held in re-securitization trusts, preferred equity and mezzanine loan investments, and investments in unconsolidated entities was approximately $269.8 million at December 31, 2018. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Real Estate Held for Sale in Consolidated VIEs

In March 2017, the Company determined that it became the primary beneficiary of Riverchase Landing and The Clusters, two VIEs that each owned a multi-family apartment community and in each of which the Company held a preferred equity investment. Accordingly, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements (see Note 9).

During the second quarter of 2017, Riverchase Landing determined to actively market its multi-family apartment community for sale and completed the sale in March 2018, recognizing a net gain on sale of approximately $2.3 million, which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations. In connection with the sale, the Company’s preferred equity investment was redeemed, resulting in de-consolidation of Riverchase Landing as of the date of the sale.

During the third quarter of 2017, The Clusters determined to actively market its multi-family apartment community for sale and completed the sale in February 2019, recognizing a net gain on sale of approximately $1.6 million, which is included in other income and is allocated to net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations. In connection with the sale, the Company’s preferred equity investment was redeemed, resulting in de-consolidation of The Clusters as of the date of the sale.

As of December 31, 2019, there is no real estate held for sale in consolidated variable interest entities. The following is a summary of the real estate held for sale in consolidated variable interest entities as of December 31, 2018 (dollar amounts in thousands):

December 31, 2018
Land	$2,650
Building and improvements	26,032
Furniture, fixtures and equipment	974
Lease intangible	2,802
Real estate held for sale before accumulated depreciation and amortization	32,458
Accumulated depreciation (1)	(418)
Accumulated amortization of lease intangible (1)	(2,336)
Real estate held for sale in consolidated variable interest entities	$29,704

(1)
There were no depreciation and amortization expenses for the years ended December 31, 2019 and 2018. Depreciation and amortization expenses for the year ended December 31, 2017 totaled $0.6 million and $3.1 million, respectively.

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
Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments and their location in our consolidated balance sheets at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	December 31, 2019	December 31, 2018
Interest rate swaps (1)	Derivative assets	$15,878	$10,263

(1)
All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously, such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company’s consolidated balance sheets. Includes $29.0 million of derivative liabilities netted against a variation margin of $44.8 million at December 31, 2019. Includes $1.8 million of derivative assets and variation margin of $8.5 million at December 31, 2018.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Settlement, Expiration or Exercise	December 31, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

	Notional Amount For the Year Ended December 31, 2018
Type of Derivative Instrument	December 31, 2017	Additions	Settlement, Expiration or Exercise	December 31, 2018
Interest rate swaps	$345,500	$150,000	$—	$495,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments included in the non-interest income category in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2019		2018		2017
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$—	$—	$—	$—	$2,511	$(141)
Eurodollar futures	—	—	—	—	1,379	(1,175)
Interest rate swaps	—	(30,722)	—	909	(218)	1,231
Swaptions	—	—	—	—	—	274
U.S. Treasury and interest rate swap futures and options	—	—	—	—	267	(337)
Total	$—	$(30,722)	$—	$909	$3,939	$(148)

Derivatives Designated as Hedging Instruments

As of December 31, 2019 and 2018, there were no derivative instruments designated as hedging instruments. Certain of the Company’s interest rate swaps outstanding during the year ended December 31, 2017 to hedge the variable cash flows associated with borrowings made under our variable rate borrowings were designated as cash flow hedges. There were no costs incurred at the inception of these interest rate swaps, under which the Company agreed to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps. As of October 31, 2017, there were no outstanding derivatives designated as cash flow hedges.

The Company documented its risk-management policies, including objectives and strategies, as they related to its hedging activities, and upon entering into hedging transactions, documented the relationship between the hedging instrument and the hedged liability contemporaneously. The Company assessed, both at inception of a hedge and on an on-going basis, whether or not the hedge was “highly effective” when using the matched term basis.

The Company discontinued hedge accounting on a prospective basis and recognized changes in the fair value through earnings when: (i) it was determined that the derivative was no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it was no longer probable that the forecasted transaction would occur; or (iii) it was determined that designating the derivative as a hedge was no longer appropriate. The Company’s derivative instruments were carried on the Company’s balance sheets at fair value, as assets, if their fair value was positive, or as liabilities, if their fair value was negative. For the Company’s derivative instruments that were designated as “cash flow hedges,” changes in their fair value were recorded in accumulated other comprehensive income (loss), provided that the hedges were effective. A change in fair value for any ineffective amount of the Company’s derivative instruments would have been recognized in earnings. The Company did not recognize any change in the value of its existing derivative instruments designated as cash flow hedges through earnings as a result of ineffectiveness of any of its hedges.

The following table presents the impact of the Company’s interest rate swaps designated as hedging instruments on the Company’s accumulated other comprehensive income (loss) for the year ended December 31, 2017 (dollar amounts in thousands):

Year Ended December 31,
2017
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$102
Unrealized loss on interest rate swaps	(102)
Balance at end of the period	$—

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest income or expense for the year ended December 31, 2017 (dollar amounts in thousands):

Year Ended December 31,
2017
Interest Rate Swaps:
Interest income-investment securities	$267
Interest expense-investment securities	—

Outstanding Derivatives

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31, 2019			December 31, 2018
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	1.98%	$98,000	2.18%	2.45%
2027	247,500	2.39%	1.94%	247,500	2.39%	2.53%
2028	150,000	3.23%	1.92%	150,000	3.23%	2.53%
Total	$495,500	2.60%	1.95%	$495,500	2.60%	2.52%

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives. Currently, all of the Company’s interest rate swaps outstanding are cleared through CME Group Inc. (“CME Clearing”) which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

12.	Repurchase Agreements

Investment Securities

The Company has entered into repurchase agreements with third party financial institutions to finance its investment securities portfolio. These repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance.

The following table presents detailed information about the Company’s borrowings under repurchase agreements secured by investment securities and associated assets pledged as collateral at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	December 31,
	2019			2018
	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS (1)	$812,742	$865,765	$864,428	$925,230	$978,357	$1,014,284
Agency CMBS (2)	133,184	139,317	140,118	—	—	—
Non-Agency RMBS (3)	594,286	797,784	785,952	88,730	117,958	118,414
CMBS (4)	811,890	1,036,513	853,043	529,617	687,876	539,788
Balance at end of the period	$2,352,102	$2,839,379	$2,643,541	$1,543,577	$1,784,191	$1,672,486

(1)	Includes senior RMBS securities with a fair value amounting to $26.2 million included in Consolidated SLST as of December 31, 2019.

(2)	Includes senior CMBS securities with a fair value amounting to $88.4 million included in the Consolidated K-Series as of December 31, 2019.

(3)	Includes first loss subordinated RMBS securities with a fair value amounting to $214.8 million included in Consolidated SLST as of December 31, 2019.

(4)
Includes first loss PO, IO and mezzanine CMBS securities with a fair value amounting to $848.2 million and $543.0 million included in the Consolidated K-Series as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the average days to maturity and the weighted average interest rate for repurchase agreements secured by investment securities were 73 days and 62 days, respectively and 2.72% and 3.41%, respectively. The Company’s accrued interest payable on outstanding financing arrangements secured by investment securities at December 31, 2019 and 2018 amounts to $8.8 million and $3.9 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

Contractual Maturity	December 31, 2019	December 31, 2018
Within 30 days	$449,474	$732,051
Over 30 days to 90 days	1,647,683	677,906
Over 90 days	254,945	133,620
Total	$2,352,102	$1,543,577

As of December 31, 2019, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 85.1% that implies an average haircut of 14.9%. As of December 31, 2019, the weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS, Agency CMBS, non-Agency RMBS, and CMBS was approximately 5%, 5%, 25%, and 19%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing repurchase agreements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2019 and 2018, the Company had financing arrangements with fourteen and eleven counterparties, respectively. As of December 31, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company’s stockholders’ equity. As of December 31, 2018 the Company’s only exposure where the amount at risk was in excess of 5% was to Jefferies & Company, Inc. at 5.04%.

As of December 31, 2019, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. The Company had $118.8 million in cash and cash equivalents and $535.8 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent 27.8% of our outstanding repurchase agreements secured by investment securities. The following table presents information about the Company’s unencumbered investment securities at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

Unencumbered Securities	December 31, 2019	December 31, 2018
Agency RMBS	$83,351	$59,372
CMBS	235,199	107,040
Non-Agency RMBS	168,063	96,081
ABS	49,214	—
Total	$535,827	$262,493

Distressed and Other Residential Mortgage Loans

The Company has master repurchase agreements with third party financial institutions to fund the purchase of distressed and other residential mortgage loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under these repurchase agreements and associated distressed and other residential mortgage loans pledged as collateral at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20
December 31, 2018	$950,000	$589,148	$754,352	4.67%	9.24

(1)
Includes distressed and other residential mortgage loans at fair value of $881.2 million and $626.2 million and distressed and other residential mortgage loans, net of $80.6 million and $128.1 million at December 31, 2019 and 2018, respectively.

During the terms of the master repurchase agreements, proceeds from the distressed and other residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the distressed and other residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity, market capitalization, and total stockholders’ equity. The Company is in compliance with such covenants as of February 28, 2020. The Company expects to roll outstanding borrowings under these master repurchase agreements into new repurchase agreements or other financings prior to or at maturity.

Costs related to the establishment of the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $0.8 million as of December 31, 2019 and $1.2 million as of December 31, 2018. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

13.    Debt

Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. Pledged assets of $44.0 million and $56.8 million are included in distressed and other residential mortgage loans, net in the Company’s consolidated balance sheets as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had Residential CDOs outstanding of $40.4 million and $53.0 million, respectively. As of December 31, 2019 and 2018, the current weighted average interest rate on these Residential CDOs was 2.41% and 3.12%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $47.2 million and $60.2 million at December 31, 2019 and 2018, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of December 31, 2019 and 2018, had a net investment in the residential securitization trusts of $4.9 million and $4.8 million, respectively. The Residential CDOs are non-recourse debt for which the Company has no obligation.

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its Convertible Notes in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter’s discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $5.0 million and $7.2 million as of December 31, 2019 and 2018, respectively. The underwriter’s discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes will be permitted to convert their Convertible Notes into shares of the Company’s common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company’s subordinated debentures and any of its other indebtedness that is expressly subordinated in right of payment to the Convertible Notes.

During the year ended December 31, 2019, none of the Convertible Notes were converted. As of February 28, 2020, the Company has not been notified, and is not aware, of any event of default under the covenants for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2019 and 2018 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 28, 2020, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

Mortgages and Notes Payable in Consolidated VIEs

In March 2017, the Company consolidated both Riverchase Landing and The Clusters into its consolidated financial statements (see Note 9). In March 2018, Riverchase Landing completed the sale of its multi-family apartment community and redeemed the Company’s preferred equity investment. The Company de-consolidated Riverchase Landing as of the date of the sale. In February 2019, The Clusters completed the sale of its multi-family apartment community and redeemed the Company’s preferred equity investment. The Company de-consolidated The Clusters as of the date of the sale. The Clusters’ real estate investment was subject to a mortgage payable as of December 31, 2018, and the Company had no obligation for this liability as of December 31, 2018.

The Company also consolidates KRVI into its consolidated financial statements (see Note 9). KRVI’s real estate under development was subject to a note payable as of December 31, 2018 that was paid off on November 20, 2019.

As of December 31, 2019, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	138,000
2023	—
2024	—
Thereafter	85,621
Total	$223,621

14.    Commitments and Contingencies

Loans Sold to Third Parties – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in its loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2019.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2019, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Leases – As of December 31, 2019, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2019, 2018, and 2017 amounted to $1.2 million, $0.4 million, and $0.3 million, respectively. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2019, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,
2020	$1,595
2021	1,710
2022	1,721
2023	1,732
2024	1,548
Thereafter	6,699
Total	$15,005

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

a.
Investment Securities, Available for Sale – The Company determines the fair value of the investment securities in our portfolio, except the CMBS held in re-securitization trusts, using a third-party pricing service or quoted prices provided by dealers who make markets in similar financial instruments. Dealer valuations typically incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be classified as a Level 3 security and, as a result, management will determine fair value by modeling the security based on its specific characteristics and available market information. The Company’s investment securities, except the CMBS held in re-securitization trusts, are valued based upon readily observable market parameters and are classified as Level 2 fair values.

The Company’s CMBS held in re-securitization trusts at December 31, 2018 were comprised of first loss POs and certain IOs for which there were not substantially similar securities that traded frequently. The Company classified these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in re-securitization trusts was based on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments were projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporated default rate, loss severity and current market interest rates. The discount rate ranged from 4.5% to 9.5% as of December 31, 2018. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

b.
Multi-Family Loans and Residential Mortgage Loans Held in Securitization Trusts, at fair value – Multi-family and residential mortgage loans held in securitization trusts are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of multi-family and residential mortgage loans held in securitization trusts based on the fair value of its Multi-Family CDOs and SLST CDOs and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. The discount rate used in determining fair value for distressed and other residential mortgage loans ranges from 3.8% to 16.1%.

d.
Derivative Instruments – The Company’s derivative instruments are classified as Level 2 fair values and are measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives are presented net of variation margin payments pledged or received.

e.
Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined either by a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and a discount rate or the valuation process for residential mortgage loans as described in c. above. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.
Multi-Family and Residential Collateral Debt Obligations, at fair value – Multi-Family CDOs and SLST CDOs are classified as Level 3 fair values. The fair value of Multi-Family CDOs and SLST CDOs is determined using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security.

Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions and comparisons to interest pricing models as well as offerings of like securities by dealers. Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of each reporting date, which may include periods of market dislocation, during which time price transparency may be reduced. This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale, at fair value:
Agency RMBS	$—	$922,877	$—	$922,877	$—	$1,037,730	$—	$1,037,730
Agency CMBS	—	50,958	—	50,958	—	—	—	—
Non-Agency RMBS	—	715,314	—	715,314	—	214,037	—	214,037
CMBS	—	267,777	—	267,777	—	207,785	52,700	260,485
ABS	—	49,214	—	49,214	—	—	—	—
Multi-family loans held in securitization trusts, at fair value	—	—	17,816,746	17,816,746	—	—	11,679,847	11,679,847
Residential mortgage loans held in securitization trust, at fair value	—	—	1,328,886	1,328,886	—	—	—	—
Distressed and other residential mortgage loans, at fair value	—	—	1,429,754	1,429,754	—	—	737,523	737,523
Derivative Assets:
Interest rate swaps (1)	—	15,878	—	15,878	—	10,263	—	10,263
Investments in unconsolidated entities	—	—	83,882	83,882	—	—	32,994	32,994
	$—	$2,022,018	$20,659,268	$22,681,286	$—	$1,469,815	$12,503,064	$13,972,879
Liabilities carried at fair value
Multi-family collateralized debt obligations, at fair value	$—	$—	$16,724,451	$16,724,451	$—	$—	$11,022,248	$11,022,248
Residential collateralized debt obligations, at fair value	—	—	1,052,829	1,052,829	—	—	—	—
Total	$—	$—	$17,777,280	$17,777,280	$—	$—	$11,022,248	$11,022,248

(1)
All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $29.0 million netted against a variation margin of $44.8 million at December 31, 2019. Includes derivative assets of $1.8 million and variation margin of $8.5 million at December 31, 2018.

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2019, 2018, and 2017, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2019
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in re-securitization trusts	Residential mortgage loans held in securitization trust	Total
Balance at beginning of period	$11,679,847	$737,523	$32,994	$52,700	$—	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	533,094	55,459	15,100	17,734	(445)	620,942
Included in other comprehensive income (loss)	—	—	—	(13,665)	—	(13,665)
Transfers out (1)	—	(913)	—	—	—	(913)
Contributions	—	—	50,000	—	—	50,000
Paydowns/Distributions	(992,912)	(171,909)	(14,212)	—	(3,729)	(1,182,762)
Charge-off	(3,257)	—	—	—	—	(3,257)
Sales	—	(19,814)	—	(56,769)	—	(76,583)
Purchases (2)	6,599,974	829,408	—	—	1,333,060	8,762,442
Balance at the end of period	$17,816,746	$1,429,754	$83,882	$—	$1,328,886	$20,659,268

(1)	Transfers out of Level 3 assets include the transfer of residential mortgage loans to real estate owned during the year ended December 31, 2019.

(2)
During the year ended December 31, 2019, the Company purchased first loss PO securities, and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. Also during the year ended December 31, 2019, the Company purchased first loss subordinated securities, IOs and senior RMBS securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the respective securitizations (see Notes 2 and 6).

	Year Ended December 31, 2018
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in re-securitization trusts	Total
Balance at beginning of period	$9,657,421	$87,153	$42,823	$47,922	$9,835,319
Total (losses)/gains (realized/unrealized)
Included in earnings	(134,298)	3,913	9,075	3,980	(117,330)
Included in other comprehensive income (loss)	—	—	—	798	798
Transfers out (1)	—	(56)	—	—	(56)
Paydowns/Distributions	(137,820)	(24,064)	(18,904)	—	(180,788)
Sales	—	(18,173)	—	—	(18,173)
Purchases (2)	2,294,544	688,750	—	—	2,983,294
Balance at the end of period	$11,679,847	$737,523	$32,994	$52,700	$12,503,064

(1)	Transfers out of Level 3 assets include the transfer of residential loans to real estate owned during the year ended December 31, 2018.

(2)
During the year ended December 31, 2018, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations (see Notes 2 and 6).

	Year Ended December 31, 2017
	Multi-family loans held in securitization trusts	Distressed and other residential mortgage loans	Investments in unconsolidated entities	CMBS held in re-securitization trusts	Total
Balance at beginning of period	$6,939,844	$17,769	$60,332	$43,897	$7,061,842
Total (losses)/gains (realized/unrealized)
Included in earnings	(31,784)	135	10,385	3,423	(17,841)
Included in other comprehensive income (loss)	—	—	—	602	602
Contributions	—	—	2,500	—	2,500
Paydowns/Distributions	(137,164)	(8,479)	(30,394)	—	(176,037)
Sales	—	(7,224)	—	—	(7,224)
Purchases (1)	2,886,525	84,952	—	—	2,971,477
Balance at the end of period	$9,657,421	$87,153	$42,823	$47,922	$9,835,319

(1)
During the year ended December 31, 2017, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations (see Notes 2 and 6).

The following tables detail changes in valuation for the Level 3 liabilities for the years ended December 31, 2019, 2018 and 2017, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Year Ended December 31, 2019
	Multi-Family CDOs	SLST CDOs	Total
Balance at beginning of period	$11,022,248	$—	$11,022,248
Total losses (realized/unrealized)
Included in earnings	443,796	27	443,823
Purchases (1)	6,253,739	1,055,720	7,309,459
Paydowns	(992,075)	(2,918)	(994,993)
Charge-off	(3,257)	—	(3,257)
Balance at the end of period	$16,724,451	$1,052,829	$17,777,280

(1)
During the year ended December 31, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. Also during the year ended December 31, 2019, the Company purchased first loss subordinated securities, IOs and senior RMBS securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the respective securitizations (see Notes 2 and 6).

Year Ended December 31, 2018
Multi-Family CDOs
Balance at beginning of period	$9,189,459
Total losses (realized/unrealized)
Included in earnings	(211,738)
Purchases (1)	2,182,330
Paydowns	(137,803)
Balance at the end of period	$11,022,248

(1)
During the year ended December 31, 2018, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations (see Notes 2 and 6).

Year Ended December 31, 2017
Multi-Family CDOs
Balance at beginning of period	$6,624,896
Total losses (realized/unrealized)
Included in earnings	(82,650)
Purchases (1)	2,784,377
Paydowns	(137,164)
Balance at the end of period	$9,189,459

(1)
During the year ended December 31, 2017, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and include in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations (see Notes 2 and 6).

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2019, 2018 and 2017, respectively, for our Level 3 assets and liabilities held as of December 31, 2019, 2018 and 2017, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Assets
Multi-family loans held in securitization trusts, at fair value (1)	$586,993	$(85,115)	$10,021
Residential mortgage loans held in securitization trust, at fair value (1)	300	—	—
Distressed and other residential mortgage loans, at fair value (1)	44,470	4,333	—
Investments in unconsolidated entities (2)	5,374	6,091	3,686

Liabilities
Multi-family collateralized debt obligations, at fair value (1)	$(563,031)	$122,696	$8,851
Residential collateralized debt obligations, at fair value (1)	(383)	—	—

(1)	Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.

(2)	Presented in other income on the Company’s consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans, net	$—	$—	$5,256	$5,256	$—	$—	$5,921	$5,921

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2019, 2018 and 2017, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Residential mortgage loans held in securitization trusts – impaired loans, net	$(24)	$(165)	$(472)
Real estate owned held in residential securitization trusts	—	—	(6)

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

Real Estate Owned Held in Residential Securitization Trusts – Real estate owned held in the residential securitization trusts were recorded at net realizable value. Any subsequent adjustment resulted in the reduction in carrying value with the corresponding amount charged to earnings. Net realizable value was based on an estimate of disposal taking into consideration local market conditions of the property, updated appraisal values of the property and estimated expenses required to sell the property.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2019 and 2018, respectively (dollar amounts in thousands):

		December 31, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$118,763	$118,763	$103,724	$103,724
Investment securities, available for sale	Level 2 or 3	2,006,140	2,006,140	1,512,252	1,512,252
Distressed and other residential mortgage loans, at fair value	Level 3	1,429,754	1,429,754	737,523	737,523
Distressed and other residential mortgage loans, net	Level 3	202,756	208,471	285,261	289,376
Investments in unconsolidated entities	Level 3	189,965	191,359	73,466	73,833
Preferred equity and mezzanine loan investments	Level 3	180,045	182,465	165,555	167,739
Multi-family loans held in securitization trusts, at fair value	Level 3	17,816,746	17,816,746	11,679,847	11,679,847
Residential mortgage loans held in securitization trust, at fair value	Level 3	1,328,886	1,328,886	—	—
Derivative assets	Level 2	15,878	15,878	10,263	10,263
Mortgage loans held for sale, net (1)	Level 3	2,406	2,482	3,414	3,584
Mortgage loans held for investment (1)	Level 3	—	—	1,580	1,580
Financial Liabilities:
Repurchase agreements	Level 2	3,105,416	3,105,416	2,131,505	2,131,505
Residential collateralized debt obligations	Level 3	40,429	38,888	53,040	50,031
Multi-family collateralized debt obligations, at fair value	Level 3	16,724,451	16,724,451	11,022,248	11,022,248
Residential collateralized debt obligations, at fair value	Level 3	1,052,829	1,052,829	—	—
Securitized debt	Level 3	—	—	42,335	45,030
Subordinated debentures	Level 3	45,000	41,592	45,000	44,897
Convertible notes	Level 2	132,955	140,865	130,762	135,689

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

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

f.
Securitized debt – The fair value of securitized debt was based on discounted cash flows using management’s estimate for market yields at December 31, 2018. There was no securitized debt outstanding at December 31, 2019.

g.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

h.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

16.    Stockholders’ Equity

(a)	Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares and 12,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In October 2019, the Company issued 6,900,000 shares of Series E Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $166.7 million, after deducting underwriting discounts and offering expenses. On November 27, 2019, the Company classified and designated an additional 3,000,000 shares of the Company’s authorized but unissued preferred stock as Series E Preferred Stock. On March 28, 2019, the Company classified and designated an additional 2,460,000 shares and 2,650,000 shares of the Company’s authorized but unissued preferred stock as Series C Preferred Stock and Series D Preferred Stock, respectively. In October 2017, the Company issued 5,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $130.5 million, after deducting underwriting discounts and offering expenses.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of December 31, 2019 and 2018, respectively (dollar amounts in thousands):

December 31, 2019

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$78,902	7.750%	June 4, 2018	N/A	N/A
Series C	6,600,000	4,181,807	101,102	104,545	7.875%	April 22, 2020	N/A	N/A
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Total	30,900,000	20,872,888	$504,765	$521,822

December 31, 2018

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed Rate
Series B	6,000,000	3,000,000	$72,397	$75,000	7.750%	June 4, 2018	N/A	N/A
Series C	4,140,000	3,600,000	86,862	90,000	7.875%	April 22, 2020	N/A	N/A
Fixed-to-Floating Rate
Series D	5,750,000	5,400,000	130,496	135,000	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Total	15,890,000	12,000,000	$289,755	$300,000

(1)
Each series of fixed rate preferred stock is entitled to receive a dividend at the contractual rate shown, respectively, per year on its $25 liquidation preference. Each series of fixed-to-floating rate preferred stock is entitled to receive a dividend at the contractual rate shown, respectively, per year on its $25 liquidation preference up to, but excluding, the fixed-to-floating rate conversion date.

(2)
Each series of Preferred Stock is not redeemable by the Company prior to the respective redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively).

(3)
Beginning on the respective fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend on a floating rate basis according to the terms disclosed in (4) below.

(4)
On and after the fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus the respective spread disclosed above per year on its $25 liquidation preference.

For each series of Preferred Stock, on or after the respective redemption date disclosed, the Company may, at its option, redeem the respective series of Preferred Stock in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends. In addition, upon the occurrence of a Change of Control, the Company may, at its option, redeem the Preferred Stock in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

The Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of Preferred Stock whose terms are being changed.

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant information with respect to quarterly cash dividends declared on the Series B Preferred Stock and Series C Preferred Stock commencing January 1, 2017 through December 31, 2019 and on each of the Series D Preferred Stock and Series E Preferred Stock from its respective time of original issuance through December 31, 2019:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock		Series E Preferred Stock
December 10, 2019	January 1, 2020	January 15, 2020	$0.484375	$0.4921875	$0.50		$0.47578	(2)
September 9, 2019	October 1, 2019	October 15, 2019	0.484375	0.4921875	0.50		—
June 14, 2019	July 1, 2019	July 15, 2019	0.484375	0.4921875	0.50		—
March 19, 2019	April 1, 2019	April 15, 2019	0.484375	0.4921875	0.50		—
December 4, 2018	January 1, 2019	January 15, 2019	0.484375	0.4921875	0.50		—
September 17, 2018	October 1, 2018	October 15, 2018	0.484375	0.4921875	0.50		—
June 18, 2018	July 1, 2018	July 15, 2018	0.484375	0.4921875	0.50		—
March 19, 2018	April 1, 2018	April 15, 2018	0.484375	0.4921875	0.50		—
December 7, 2017	January 1, 2018	January 15, 2018	0.484375	0.4921875	0.51	(1)	—
September 14, 2017	October 1, 2017	October 15, 2017	0.484375	0.4921875	—		—
June 14, 2017	July 1, 2017	July 15, 2017	0.484375	0.4921875	—		—
March 16, 2017	April 1, 2017	April 15, 2017	0.484375	0.4921875	—		—

(1)	Cash dividend for the partial quarterly period that began on October 13, 2017 and ended on January 14, 2018.

(2)	Cash dividend for the partial quarterly period that began on October 18, 2019 and ended on January 14, 2020.

(c)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2017 and ended December 31, 2019:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2019	December 10, 2019	December 20, 2019	January 27, 2020	$0.20
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	0.20
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.20
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.20
Fourth Quarter 2018	December 4, 2018	December 14, 2018	January 25, 2019	0.20
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	0.20
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.20
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.20
Fourth Quarter 2017	December 7, 2017	December 18, 2017	January 25, 2018	0.20
Third Quarter 2017	September 14, 2017	September 25, 2017	October 25, 2017	0.20
Second Quarter 2017	June 14, 2017	June 26, 2017	July 25, 2017	0.20
First Quarter 2017	March 16, 2017	March 27, 2017	April 25, 2017	0.20

During 2019, dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2019 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.42, $0.13 and $0.25, respectively, per share. During 2018, dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2018 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.37, $0.12 and $0.31, respectively, per share. During 2017, dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2017 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.46, $0.17 and $0.17, respectively, per share.

(d)	Public Offering of Common Stock

The following table details the Company's public offerings of common stock during the three years ended December 31, 2019 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
November 2019	28,750,000	$172,150
September 2019	28,750,000	173,093
July 2019	23,000,000	137,500
May 2019	20,700,000	123,102
March 2019	17,250,000	101,160
January 2019	14,490,000	83,772
November 2018	14,375,000	85,261
August 2018	14,375,000	85,980

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses

(e)	Equity Distribution Agreements

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

During the year ended December 31, 2019, the Company issued 2,260,200 shares of its common stock under the Common Equity Distribution Agreement, at an average price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. During the year ended December 31, 2018, the Company issued 14,588,631 shares of its common stock under the Common Equity Distribution Agreement, at an average sales price of $6.19 per share, resulting in total net proceeds to the Company of $89.0 million. As of December 31, 2019, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the “Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million, from time to time through the sales agent. On November 27, 2019, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $131.5 million. The amendment also provided for the inclusion of sales of the Company’s Series E Preferred Stock. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

During the year ended December 31, 2019, the Company issued 1,972,888 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $24.88 per share, resulting in total net proceeds to the Company of $48.4 million. As of December 31, 2019, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

17.    Earnings Per Share

The Company calculates basic earnings per common share by dividing net income attributable to the Company’s common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings per common share takes into account the effect of dilutive instruments, such as convertible notes and performance stock units, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the years ended December 31, 2019, 2018 and 2017, the Company’s Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the “if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.

During the years ended December 31, 2019 and 2018, PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. There were no dilutive PSU awards during the year ended December 31, 2017.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic Earnings per Common Share
Net income attributable to Company	$173,736	$102,886	$91,980
Less: Preferred stock dividends	(28,901)	(23,700)	(15,660)
Net income attributable to Company’s common stockholders	$144,835	$79,186	$76,320
Basic weighted average common shares outstanding	221,380	127,243	111,836
Basic Earnings per Common Share	$0.65	$0.62	$0.68

Diluted Earnings per Common Share:
Net income attributable to Company	$173,736	$102,886	$91,980
Less: Preferred stock dividends	(28,901)	(23,700)	(15,660)
Add back: Interest expense on convertible notes for the period, net of tax	10,662	10,475	9,158
Net income attributable to Company’s common stockholders	$155,497	$89,661	$85,478
Weighted average common shares outstanding	221,380	127,243	111,836
Net effect of assumed convertible notes conversion to common shares	19,695	19,695	18,507
Net effect of assumed PSUs vested	1,521	512	—
Diluted weighted average common shares outstanding	$242,596	$147,450	$130,343
Diluted Earnings per Common Share	$0.64	$0.61	$0.66

18.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company’s stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. However, any outstanding awards under the 2010 Plan will continue in accordance with the terms of the 2010 Plan and any award agreement executed in connection with such outstanding awards. At December 31, 2019, there are 81,837 common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company’s common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000.

Of the common stock authorized at December 31, 2019, 9,053,166 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 228,750 shares under the 2017 Plan as of December 31, 2019. The Company’s employees have been issued 827,126 shares of restricted stock under the 2017 Plan as of December 31, 2019. At December 31, 2019, there were 755,286 shares of non-vested restricted stock outstanding and 3,060,958 common shares reserved for issuance in connection with PSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2018, 3,865,174 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors had been issued 131,975 shares under the 2017 Plan as of December 31, 2018. The Company’s employees had been issued 292,459 shares of restricted stock under the 2017 Plan as of December 31, 2018. At December 31, 2018, there were 290,373 shares of non-vested restricted stock outstanding and 1,280,392 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan.

(a)	Restricted Common Stock Awards

During the years ended December 31, 2019, 2018 and 2017, the Company recognized non-cash compensation expense on its restricted common stock awards of $2.2 million, $1.3 million and $1.8 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient’s termination of employment. There were forfeitures of 1,575 shares of restricted stock for the year ended December 31, 2019, forfeitures of 5,120 shares for the year ended December 31, 2018 and no forfeitures for the year ended December 31, 2017.

A summary of the activity of the Company’s non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the years ended December 31, 2019, 2018 and 2017, respectively, is presented below:

	2019		2018		2017
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	507,536	$5.91	422,928	$6.36	319,058	$6.40
Granted	536,242	6.30	289,792	5.63	332,921	6.54
Vested	(205,080)	5.85	(200,064)	6.55	(229,051)	6.67
Forfeited	(1,575)	6.35	(5,120)	6.25	—	—
Non-vested shares as of December 31	837,123	$6.18	507,536	$5.91	422,928	$6.36
Restricted stock granted during the period	536,242	$6.30	289,792	$5.63	332,921	$6.54

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2019 and 2018, the Company had unrecognized compensation expense of $3.1 million and $1.9 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan and 2017 Plan, collectively. The unrecognized compensation expense at December 31, 2019 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $1.1 million and $1.5 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over a three year period or at the end of the requisite service period.

(b)	Performance Stock Units

During the years ended December 31, 2019 and 2018, the Compensation Committee and the Board of Directors approved the grant of PSUs. Each PSU represents an unfunded promise to receive one share of the Company’s common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. Vesting of the PSUs will occur at the end of three years based on the following:

•	If three-year TSR performance relative to the Company’s identified performance peer group (the “Relative TSR”) is less than the 30th percentile, then 0% of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 30th percentile, then the Threshold % (as defined in the individual PSU Agreements) of the target PSUs will vest;

•	If three-year Relative TSR performance is equal to the 50th percentile, then 100% of the target PSUs will vest; and

•	If three-year Relative TSR performance is greater than or equal to the 80th percentile, then the Maximum % (as defined in the individual PSU Agreements) of the target PSUs will vest.

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

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For the PSUs granted in 2019 and 2018, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company’s stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

A summary of the activity of the target PSU Awards under the 2017 Plan for the years ended December 31, 2019 and 2018, respectively, is presented below:

	2019		2018
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	842,792	$4.20	—	$—
Granted	1,175,726	4.01	842,792	4.20
Vested	—	—	—	—
Non-vested target PSUs as of December 31	2,018,518	$4.09	842,792	$4.20

(1)
The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

As of December 31, 2019 and 2018, there was $4.5 million and $2.6 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2019 is expected to be recognized over a weighted average period of 1.7 years. Compensation expense related to the PSUs was $2.9 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

19.    Income Taxes

For the years ended December 31, 2019, 2018 and 2017, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2019, 2018 and 2017 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Current income tax (benefit) expense
Federal	$(65)	$(273)	$1,243
State	43	(7)	2,130
Total current income tax (benefit) expense	(22)	(280)	3,373
Deferred income tax (benefit) expense
Federal	(245)	(480)	(25)
State	(152)	(297)	7
Total deferred income tax benefit	(397)	(777)	(18)
Total (benefit) provision	$(419)	$(1,057)	$3,355

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2019, 2018 and 2017, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2019		2018		2017
Provision at statutory rate	$36,397	21.0%	$21,384	21.0%	$33,367	35.0%
Non-taxable REIT income	(37,199)	(21.5)	(23,720)	(23.3)	(29,857)	(31.3)
State and local tax provision (benefit)	43	—	(7)	—	2,130	2.2
Other	(620)	(0.4)	(2,601)	(2.6)	1,511	1.6
Valuation allowance	960	0.6	3,887	3.8	(3,796)	(4.0)
Total (benefit) provision	$(419)	(0.3)%	$(1,057)	(1.1)%	$3,355	3.5%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2019 and 2018, respectively, are as follows (dollar amounts in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets
Net operating loss carryforward	$3,975	$2,416
Capital loss carryover	739	739
GAAP/Tax basis differences	3,699	3,903
Total deferred tax assets (1)	8,413	7,058
Deferred tax liabilities
Deferred tax liabilities	5	6
Total deferred tax liabilities (2)	5	6
Valuation allowance (1)	(7,029)	(6,069)
Total net deferred tax asset	$1,379	$983

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2019, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $11.7 million. The Company’s carryforward net operating losses of approximately $10.8 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of December 31, 2019, the Company, through one of its wholly-owned TRSs, had also incurred approximately $2.2 million in capital losses. The Company’s carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains.

As of December 31, 2019, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $1.0 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company’s federal, state and city income tax returns are subject to examination by the Internal Revenue Service and related tax authorities generally for three years after they were filed. The Company has assessed its tax positions for all open years and concluded that there are no material uncertainties to be recognized.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. To the extent that the Company incurs interest and accrued penalties in connection with its tax obligations, including expenses related to the Company’s evaluation of unrecognized tax positions, such amounts will be included in income tax expense.

20.    Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Interest income	$147,982	$167,258	$179,602	$199,772
Interest expense	121,779	141,567	147,631	155,773
Net interest income	26,203	25,691	31,971	43,999

Non-interest income:
Recovery of loan losses	1,065	1,296	244	175
Realized gains (losses), net	22,006	4,448	6,102	86
Unrealized gains (losses), net	2,708	77	11,112	21,940
Loss on extinguishment of debt	(2,857)	—	—	—
Income from real estate held for sale in consolidated variable interest entities	215	—	—	—
Other income	7,728	2,740	3,938	11,425
Total non-interest income	30,865	8,561	21,396	33,626

General, administrative and operating expenses	12,644	12,394	12,288	12,509
Income from operations before income taxes	44,424	21,858	41,079	65,116
Income tax expense (benefit)	74	(134)	(187)	(172)
Net income	44,350	21,992	41,266	65,288
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(211)	743	113	195
Net income attributable to Company	44,139	22,735	41,379	65,483
Preferred stock dividends	(5,925)	(6,257)	(6,544)	(10,175)
Net income attributable to Company’s common stockholders	$38,214	$16,478	$34,835	$55,308

Basic earnings per common share	$0.22	$0.08	$0.15	$0.20
Diluted earnings per common share	$0.21	$0.08	$0.15	$0.20
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20
Weighted average shares outstanding-basic	174,421	200,691	234,043	275,121
Weighted average shares outstanding-diluted	194,970	202,398	255,537	296,347

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Interest income	$108,891	$107,723	$110,249	$128,936
Interest expense	89,139	90,223	90,646	107,063
Net interest income	19,752	17,500	19,603	21,873

Non-interest income:
(Provision for) recovery of loan losses	(42)	437	840	(2,492)
Realized gains (losses), net	(4,156)	(6,303)	3,232	(548)
Unrealized gains (losses), net	19,031	24,392	14,094	(4,736)
Income from real estate held for sale in consolidated variable interest entities	2,126	1,253	1,380	1,404
Other income	3,994	228	4,757	7,589
Total non-interest income	20,953	20,007	24,303	1,217

General, administrative and operating expenses	8,698	8,769	9,912	14,091
Income from operations before income taxes	32,007	28,738	33,994	8,999
Income tax benefit	(79)	(13)	(454)	(511)
Net income	32,086	28,751	34,448	9,510
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(2,468)	943	(475)	91
Net income attributable to Company	29,618	29,694	33,973	9,601
Preferred stock dividends	(5,925)	(5,925)	(5,925)	(5,925)
Net income attributable to Company’s common stockholders	$23,693	$23,769	$28,048	$3,676

Basic earnings per common share	$0.21	$0.21	$0.21	$0.02
Diluted earnings per common share	$0.20	$0.20	$0.20	$0.02
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20
Weighted average shares outstanding-basic	112,018	115,211	132,413	148,871
Weighted average shares outstanding-diluted	131,761	135,164	152,727	149,590

21.    Subsequent Events

On January 10, 2020, the Company issued 34,500,000 shares of its common stock through an underwritten public offering at a public offering price of $6.09 per share, resulting in total net proceeds to the Company of approximately $206.7 million after deducting underwriting discounts and commissions and offering expenses.

On February 13, 2020, the Company issued 50,600,000 shares of its common stock through an underwritten public offering at a public offering price of $6.13 per share, resulting in total net proceeds to the Company of approximately $305.3 million after deducting underwriting discounts and commissions and offering expenses.

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2019

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Distressed and other residential mortgage loans, net
First mortgage loans
Original loan amount $0 - $99,999	1,355	1.99% - 14.99%	08/25/2007 - 01/10/2060	$62,833	$12,942
Original loan amount $100,000 - $199,999	577	2.00% - 12.48%	11/19/2011 - 12/01/2059	62,926	13,302
Original loan amount $200,000 - $299,999	139	0.00% - 11.44%	06/01/2029 - 11/01/2059	27,775	7,914
Original loan amount over $299,999	112	2.00% - 9.75%	11/01/2021 - 05/01/2057	49,222	16,477

Residential mortgage loans, at fair value
First mortgage loans
Original loan amount $0 - $99,999	1,482	1.38% - 13.50%	10/10/2018 - 12/01/2059	84,154	6,901
Original loan amount $100,000 - $199,999	2,769	1.50% - 13.38%	07/01/2018 - 12/01/2059	328,284	29,491
Original loan amount $200,000 - $299,999	1,484	0.25% - 12.00%	01/07/2020 - 11/01/2059	301,835	29,612
Original loan amount over $299,999	1,701	2.00% - 12.00%	01/08/2020 - 02/01/2060	668,673	56,318

Second mortgage loans
Original loan amount $0 - $99,999	701	5.75% - 9.00%	12/01/2030 - 11/01/2049	32,827	595
Original loan amount $100,000 - $199,999	74	6.25% - 9.13%	05/01/2032 - 10/01/2049	9,549	—
Original loan amount $200,000 - $299,999	18	6.25% - 8.63%	03/01/2046 - 11/01/2049	4,137	—
Original loan amount over $299,999	1	6.88% - 6.88%	11/01/2047 - 11/01/2047	295	—

Other mortgage loans
Residential loans and loans held for sale	14	2.36% - 5.63%	07/01/2027 - 08/01/2046	2,406	413

Residential loans held in securitization trust, at fair value
First mortgage loans	8,103	1.38% - 10.50%	02/01/2022 - 12/01/2058	1,328,886	50,741

Multi-family loans held in securitization trusts, at fair value
First mortgage loans	828	3.04% - 5.76%	1/1/2020 - 1/1/2034	17,816,746	—
				$20,780,548	$224,706

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$12,707,625	$10,157,126	$7,565,459
Additions during period:
Purchases	8,762,553	2,983,295	2,987,775
Accretion of purchase discount	11,234	19,940	19,686
Change in realized and unrealized gains (losses)	638,557	4,096	10,214
Deductions during period:
Repayments of principal	(1,052,812)	(182,163)	(175,664)
Collection of interest	(11,429)	(21,754)	(26,081)
Transfer to REO	(6,105)	(7,998)	(7,228)
Cost of mortgages sold	(213,871)	(109,000)	(176,470)
Provision for loan loss	2,780	(1,235)	1,739
Change in realized and unrealized gains (losses)	—	(85,115)	(270)
Amortization of premium	(57,984)	(49,567)	(42,034)
Balance at end of period	$20,780,548	$12,707,625	$10,157,126

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.15.

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Company, as amended.*

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

3.5
Articles Supplementary classifying and designating the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.6
Articles Supplementary classifying and designating the Company’s 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

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

3.10
Articles Supplementary classifying and designating 3,000,000 additional shares of the Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

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

4.6
Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.7
First Supplemental Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.8
Form of 6.25% Senior Convertible Note Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.9	Description of the Company’s securities under Section 12 of the Exchange Act. *

10.1	The Company's 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010).

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

10.5
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

10.8
The Company’s 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.9
Form of 2018 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.10
The Company's Amended and Restated 2019 Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2019).

10.11
Form of 2019 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019).

10.12	The Company’s 2020 Annual Incentive Plan.*

10.13	Form of 2020 Performance Stock Unit Award Agreement.*

10.14	Form of 2020 Restricted Stock Unit Award Agreement.*

10.15	Form of 2020 Restricted Stock Award Agreement for Employees.*

10.16
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.17
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

10.18
Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

10.19
Amendment No. 1 to Equity Distribution Agreement, dated November 27, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

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

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

104	Cover Page Interactive Data File-the cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.