Form 10-Q
period 2020-03-31
NEW YORK MORTGAGE TRUST INC
filed 2020-05-26
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 26, 2020 was 377,465,405.

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by New York Mortgage Trust, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 4, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed due to circumstances related to the novel coronavirus outbreak (the “COVID-19 pandemic”). The Company has experienced disruptions in its day-to-day activities as a result of the COVID-19 pandemic and measures taken to limit its spread, including requiring the Company’s accounting staff to work from home, which slowed the Company’s routine quarterly close process for the period ended March 31, 2020. In addition, typical quarter end financial supporting activities, such as mark-to-market price gathering and validation took extended amounts of time due to the extreme market volatility in March 2020. This, in turn, caused delays in the Company’s ability to complete the Form 10-Q. The Company is relying on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020, to delay the filing of this Form 10-Q.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$887,308	$2,006,140
Residential loans, at fair value	2,776,630	2,758,640
Residential loans, net	—	202,756
Investments in unconsolidated entities	211,965	189,965
Preferred equity and mezzanine loan investments	179,292	180,045
Multi-family loans held in securitization trusts, at fair value	—	17,816,746
Derivative assets	—	15,878
Receivable for securities sold	213,585	—
Cash and cash equivalents	172,513	118,763
Goodwill	—	25,222
Receivables and other assets	277,008	169,214
Total Assets (1)	$4,718,301	$23,483,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$1,428,124	$3,105,416
Multi-family collateralized debt obligations, at fair value	—	16,724,451
Residential collateralized debt obligations, at fair value	1,034,992	1,052,829
Residential collateralized debt obligations	38,959	40,429
Convertible notes	133,534	132,955
Subordinated debentures	45,000	45,000
Accrued expenses and other liabilities	37,241	177,260
Total liabilities (1)	2,717,850	21,278,340
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 shares issued and outstanding ($532,118,757 and $521,822,200 aggregate liquidation preference, respectively)	504,765	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 377,465,405 and 291,371,039 shares issued and outstanding, respectively	3,775	2,914
Additional paid-in capital	2,334,793	1,821,785
Accumulated other comprehensive (loss) income	(117,032)	25,132
Accumulated deficit	(724,962)	(148,863)
Company's stockholders' equity	2,001,339	2,205,733
Non-controlling interest in consolidated variable interest entities	(888)	(704)
Total equity	2,000,451	2,205,029
Total Liabilities and Stockholders' Equity	$4,718,301	$23,483,369

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2020 and December 31, 2019, assets of consolidated VIEs totaled $1,283,255 and $19,270,384, respectively, and the liabilities of consolidated VIEs totaled $1,076,678 and $17,878,314, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
INTEREST INCOME:
Investment securities and other interest earning assets	$19,099	$15,316
Residential loans	34,300	15,891
Preferred equity and mezzanine loan investments	5,373	5,007
Multi-family loans held in securitization trusts	151,841	111,768
Total interest income	210,613	147,982

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	21,613	20,386
Residential collateralized debt obligations	8,772	422
Multi-family collateralized debt obligations	129,762	96,797
Convertible notes	2,735	2,691
Subordinated debentures	649	741
Securitized debt	—	742
Total interest expense	163,531	121,779

NET INTEREST INCOME	47,082	26,203

NON-INTEREST (LOSS) INCOME:
Recovery of loan losses	—	1,065
Realized (losses) gains, net	(147,918)	22,006
Realized loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	(54,118)	—
Unrealized (losses) gains, net	(396,780)	2,708
Impairment of goodwill	(25,222)	—
Loss on extinguishment of debt	—	(2,857)
Income from real estate held for sale in consolidated variable interest entities	—	215
Other income	2,035	7,728
Total non-interest (loss) income	(622,003)	30,865

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	10,806	8,910
Expenses related to residential loans	3,079	3,252
Expenses related to real estate held for sale in consolidated variable interest entities	—	482
Total general, administrative and operating expenses	13,885	12,644

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(588,806)	44,424
Income tax (benefit) expense	(239)	74

NET (LOSS) INCOME	(588,567)	44,350
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	184	(211)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(588,383)	44,139
Preferred stock dividends	(10,297)	(5,925)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(598,680)	$38,214

Basic (loss) earnings per common share	$(1.71)	$0.22
Diluted (loss) earnings per common share	$(1.71)	$0.21
Weighted average shares outstanding-basic	350,912	174,421
Weighted average shares outstanding-diluted	350,912	194,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(598,680)	$38,214
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(135,327)	26,712
Reclassification adjustment for net gain included in net (loss) income	(6,837)	(13,665)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(142,164)	13,047
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(740,844)	$51,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net loss	—	—	—	(588,383)	—	(588,383)	(184)	(588,567)
Common stock issuance, net	861	—	513,008	—	—	513,869	—	513,869
Preferred stock issuance, net	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	—	—	—
Reclassification adjustment for net gain included in net loss	—	—	—	—	(6,837)	(6,837)	—	(6,837)
Decrease in fair value of available for sale securities	—	—	—	—	(135,327)	(135,327)	—	(135,327)
Balance, March 31, 2020	$3,775	$504,765	$2,334,793	$(724,962)	$(117,032)	$2,001,339	$(888)	$2,000,451

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(588,567)	$44,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net accretion	(14,500)	(10,463)
Realized losses (gains), net	147,918	(22,006)
Realized loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	54,118	—
Unrealized losses (gains), net	396,780	(2,708)
Impairment of goodwill	25,222	—
Gain on sale of real estate held for sale in consolidated variable interest entities	—	(1,580)
Impairment of real estate under development in consolidated variable interest entities	145	936
Loss on extinguishment of debt	—	2,857
Recovery of loan losses	—	(1,065)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(5,920)	(13,108)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	5,686	7,010
Amortization of stock based compensation, net	1,963	993
Changes in operating assets and liabilities:
Receivables and other assets	68,894	(15,499)
Accrued expenses and other liabilities	(71,572)	18,476
Net cash provided by operating activities	20,167	8,193

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	1,380,980	56,769
Principal paydowns on investment securities available for sale	142,808	37,642
Purchases of investment securities	(448,093)	(136,265)
Principal repayments and refinancing of residential loans	102,696	27,052
Proceeds from sales of residential loans	49,960	23,244
Purchases of residential loans	(153,821)	(159,658)
Principal repayments received on preferred equity and mezzanine loan investments	7,555	12,316
Return of capital from unconsolidated entity investments	157	311
Funding of preferred equity, equity and mezzanine loan investments	(30,546)	(35,021)
Proceeds from sales resulting in de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	344,044	—
Principal repayments received on multi-family loans held in securitization trusts	239,796	37,485
Purchases of investments held in multi-family securitization trusts	—	(101,570)
Net payments made on other derivative instruments settled during the period	(28,233)	(19,197)
Proceeds from sale of real estate owned	1,151	650
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	—	3,587
Capital expenditures on real estate held for sale in consolidated variable interest entities	—	(128)
Purchases of other assets	(36)	(600)
Net cash provided by (used in) investing activities	1,608,418	(253,383)

Cash Flows from Financing Activities:
Net (payments made on) proceeds from repurchase agreements	(1,677,506)	141,153
Common stock issuance, net	511,924	185,027
Dividends paid on common stock	(58,274)	(31,118)
Dividends paid on preferred stock	(10,175)	(5,925)
Payments made on mortgages and notes payable in consolidated variable interest entities	—	(36)
Payments made on residential collateralized debt obligations	(22,683)	(3,808)
Payments made on multi-family collateralized debt obligations	(147,376)	(37,481)
Extinguishment of and payments made on securitized debt	—	(45,557)
Net cash (used in) provided by financing activities	(1,404,090)	202,255

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	224,495	(42,935)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	121,612	109,145
Cash, Cash Equivalents and Restricted Cash - End of Period	$346,107	$66,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$239,091	$132,888
Cash paid for income taxes	$1	$7

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$213,585	$—
De-consolidation of multi-family loans held in securitization trusts	$17,381,483	$—
De-consolidation of multi-family collateralized debt obligations	$16,612,093	$—
Consolidation of multi-family loans held in securitization trusts	$—	$2,426,210
Consolidation of multi-family collateralized debt obligations	$—	$2,324,639
Transfer from residential loans to real estate owned	$3,515	$1,841

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$—	$37,566
Dividends declared on preferred stock to be paid in subsequent period	$—	$5,925
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable entities	$—	$27,260

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$172,513	$65,359
Restricted cash included in receivables and other assets	173,594	851
Total cash, cash equivalents, and restricted cash	$346,107	$66,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing mortgage-related and residential housing-related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes (i) single-family credit assets, such as residential loans, including distressed residential loans, non-QM loans, second mortgages, residential bridge loans and other residential loans, and non-Agency RMBS, (ii) multi-family credit assets, such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties and (iii) certain other mortgage-, residential housing- and credit-related assets.

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

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") as a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have prohibited large gatherings, including at sporting events, movie theaters, religious services and schools. Further, many regions, including the majority of U.S. states, have required additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. These conditions, or some level thereof, are expected to continue over the near term and may prevail throughout 2020.

Beginning in mid-March, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. In an effort to manage the Company’s portfolio through this unprecedented turmoil in the financial markets and improve liquidity, the Company executed the following measures during the three months ended March 31, 2020:

•	The Company sold approximately $2.0 billion of assets, recognizing a total net loss of approximately $301.7 million.

•	The Company terminated interest rate swap positions with an aggregate notional value of $495.5 million, recognizing a total net loss of $44.1 million.

•	The Company reduced its outstanding repurchase agreements by $1.7 billion from year-end levels, reducing its overall leverage to less than one times.

In March, we transitioned to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact.

2.Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements:

“RMBS” refers to residential mortgage-backed securities backed by adjustable-rate, hybrid adjustable-rate, or fixed-rate residential loans;
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);
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
“ARMs” refers to adjustable-rate residential loans;
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
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities issued by a GSE, as well as PO, IO or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;
“Agency CMBS” refers to CMBS representing interests or obligations backed by pools of mortgage loans guaranteed by a GSE, such as Fannie Mae or Freddie Mac;
“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;
“CDO” refers to collateralized debt obligation;
“non-QM loans” refers to residential loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau (“CFPB”);
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
“Residential CDOs” refers to the debt that permanently finances the residential ARM loans held in the Company's residential loan securitization trusts and that we consolidate in our financial statements in accordance with GAAP;
“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs and senior securities that we consolidate in our financial statements in accordance with GAAP; and
“SLST CDOs” refers to the debt that permanently finances the residential loans held in Consolidated SLST that we consolidate in our financial statements in accordance with GAAP.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2020, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Provided below is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its residential loans, SLST CDOs and preferred equity in, and mezzanine loans to, owners of multi-family properties.

The global impact of the COVID-19 pandemic has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting stay-at-home orders and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. In the U.S., the major disruption caused by COVID-19 brought to a halt most economic activity in most of the U.S. resulting in a significant increase in unemployment claims, caused significant volatility and declines in the public financial and credit markets and resulted in a significant decline in gross domestic product in the U.S. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

As of December 31, 2019, the Company, or one of our “special purpose entities” (“SPEs”), owned the first loss POs, certain IOs, and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, consolidated these securitizations, including their assets, liabilities, income and expenses in our financial statements. In response to market conditions and the Company's intention to improve its liquidity, during the three months ended March 31, 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO (see Note 6).

Goodwill – Goodwill in the amount of $25.2 million as of December 31, 2019 was related to the Company’s multi-family investment reporting unit.

Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized.

The Company’s annual evaluation of goodwill related to its multi-family investment reporting unit as of October 1, 2019 indicated no impairment. However, during the three months ended March 31, 2020, financial, credit and mortgage-related asset markets experienced significant volatility as a result of the spread of COVID-19, which in turn put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. In response to these conditions and the Company's intention to improve its liquidity, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. The Company considered qualitative indicators such as macroeconomic conditions, disruptions in equity and credit markets, REIT-specific market considerations, and changes in the net assets in the multi-family investment reporting unit to determine that a quantitative assessment of the fair value of the reporting unit was necessary. The Company performed its quantitative analysis by updating its discounted cash flow projection for the multi-family investment reporting unit for the reduced investment portfolio. This analysis yielded an impairment of the entire goodwill balance reported as a $25.2 million impairment of goodwill on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.

Receivables and Other Assets – Receivables and other assets as of March 31, 2020 and December 31, 2019 include restricted cash held by third parties of $173.6 million and $2.8 million, respectively. Restricted cash held by third parties as of March 31, 2020 includes $169.5 million related to net cash margin provided to repurchase agreement counterparties. Receivables and other assets also includes $39.4 million and $41.2 million of receivables from borrowers related to residential loans as of March 31, 2020 and December 31, 2019, respectively. Also included in receivables and other assets are operating lease right of use assets of $9.1 million and $9.3 million as of March 31, 2020 and December 31, 2019, respectively (with corresponding operating lease liabilities of $9.7 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively, included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets).

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

During the three months ended March 31, 2020 and 2019, the Company granted Performance Stock Units (“PSUs”) to the Chief Executive Officer, President, Chief Financial Officer and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders return ("TSR") percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs awarded during the three months ended March 31, 2020 also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

During the three months ended March 31, 2020, the Company granted Restricted Stock Units (“RSUs”) to the Chief Executive Officer, President, Chief Financial Officer and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

Adoption of Financial Instruments — Credit Losses (Topic 326)

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (“CECL”). In adopting ASU 2016-13, the Company elected to apply the fair value option in accordance with ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”) to the Company’s residential loans, net and preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity investments that are accounted for under the equity method. In adopting ASU 2016-13 and ASU 2019-05, the Company applied a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of accumulated deficit. Adjustments resulting from this one-time election to record the difference between the carrying value and the fair value of these assets have been reflected in our condensed consolidated balance sheets as of January 1, 2020. Subsequent changes in fair value for these assets are recorded in unrealized gains (losses), net or other income on our condensed consolidated statements of operations, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result of the implementation of ASU 2019-05, we recorded a cumulative-effect adjustment of $12.3 million as an increase to stockholders’ equity as of January 1, 2020.

The following table presents the classification and balances at December 31, 2019, the transition adjustments, and the balances at January 1, 2020 for those balance sheet line items impacted by the implementation of ASU 2019-05 (dollar amounts in thousands):

	December 31, 2019	Transition Adjustment	January 1, 2020
Assets
Residential loans, net	$202,756	$5,715	$208,471
Investments in unconsolidated entities	106,083	1,394	107,477
Preferred equity and mezzanine loan investments	180,045	2,420	182,465
Receivables and other assets	865	2,755	3,620
Total Assets	$489,749	$12,284	$502,033

Stockholders' Equity
Accumulated deficit	$(148,863)	$12,284	$(136,579)
Total Stockholders' Equity	$(148,863)	$12,284	$(136,579)

The Company also assessed the impact of ASU 2016-13 on the Company’s investment securities available for sale where the fair value option has not been elected and determined that the adoption of the standard would not have a material effect on our financial statements as of January 1, 2020.

The following significant accounting policies have been updated as a result of the Company's adoption of ASU 2016-13 and ASU 2019-05 effective January 1, 2020.

Investment Securities Available for Sale – The Company’s investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include non-Agency RMBS and CMBS (collectively, “CECL Securities”). Beginning in the fourth quarter of 2019, the Company made a fair value election at the time of acquisition of newly purchased investment securities pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company generally intends to hold its investment securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business. As a result, our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gains (losses), net on the accompanying condensed consolidated statements of operations.

Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts associated with Agency RMBS and Agency CMBS assessed as high credit quality at the time of purchase are amortized or accreted to interest income over the estimated life of these investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity on our Agency RMBS.

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

When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, the Company recognizes a loss through earnings equal to the difference between the investment’s amortized cost and its fair value and reduces the amortized cost basis to the fair value as of the balance sheet date. If the Company does not expect to sell an impaired security, it performs an analysis to determine if a portion of the impairment is a result of credit losses. The portion of the impairment related to credit losses (limited by the difference between the fair value and amortized cost basis) is recognized through earnings and a corresponding allowance for credit losses is established against the amortized cost basis. The remainder of the impairment is recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets and does not impact earnings. Subsequent changes in the allowance for credit losses are recorded through earnings with reversals limited to the previously recorded allowance for credit losses. The determination of whether a credit loss exists, and if so, the amount considered to be a credit loss is subjective, as such determinations are based on both observable and subjective information available at the time of assessment as well as the Company's estimates of the future performance and cash flow projections. As a result, the timing and amount of credit losses constitute material estimates that are susceptible to significant change.

In determining if a credit loss evaluation is required for securities that are not of high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the prior reporting date or purchase date, whichever is most recent, against the present value of the cash flows expected to be collected at the current financial reporting date. The Company considers information available about the past and expected future performance of underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

Residential Loans, at fair value – All of the Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on the accompanying condensed consolidated balance sheets. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. The Company has elected the fair value option for residential loans either at the time of acquisition pursuant to ASC 825 or following the adoption of ASU 2019-05 effective January 1, 2020. As of March 31, 2020, residential loans, at fair value on the accompanying condensed consolidated balance sheets includes those residential loans previously accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and the Company's residential loans held in securitization trusts.

Premiums and discounts associated with the purchase of residential loans, at fair value are amortized or accreted into interest income over the life of the related loan using the effective interest method. Any premium amortization or discount accretion is reflected as a component of interest income, residential loans on the accompanying condensed consolidated statements of operations.

Residential loans, at fair value are considered past due when they are 30 days past their contractual due date, and are placed on nonaccrual status when delinquent for more than 90 days or when, in management's opinion, the interest is not collectible in the normal course of business. Interest accrued but not yet collected at the time loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.

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

Effective January 1, 2020, the Company has elected the fair value option for all investments in unconsolidated entities that are accounted for using the equity method. The Company elected the fair value option for investments in unconsolidated entities that own interests (directly or indirectly) in commercial or residential real estate assets or loans because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income on the accompanying condensed consolidated statements of operations (see Note 7).

Preferred Equity and Mezzanine Loan Investments – The Company invests in preferred equity in, and mezzanine loans to, entities that have significant multi-family real estate assets.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Effective January 1, 2020, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at fair value. The Company elected the fair value option for its preferred equity investments in and mezzanine loan investments to entities that that have significant multi-family real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. As of December 31, 2019, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, were stated at unpaid principal balance, adjusted for any unamortized premium or discount and deferred fees or expenses, net of valuation allowances. The Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

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

Adoption of Fair Value Measurement (Topic 820)

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). These amendments added, modified, or removed disclosure requirements regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, narrative descriptions of measurement uncertainty, and the valuation processes for Level 3 fair value measurements.

Summary of Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company continues to evaluate the impact of ASU 2020-04 and may apply elections, as applicable, as the expected market transition from IBORs to alternative reference rates continues to develop.

3.	Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825. Changes in fair value of these investment securities are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities subject to the fair value election consisted of the following as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS:
Agency Fixed-Rate	$—	$—	$—	$—	$21,033	$—	$(55)	$20,978
Total Agency RMBS	—	—	—	—	21,033	—	(55)	20,978
Agency CMBS	—	—	—	—	31,076	—	(395)	30,681
Total Agency	—	—	—	—	52,109	—	(450)	51,659
Non-Agency RMBS	252,456	467	(48,278)	204,645	122,628	2,435	(1,248)	123,815
CMBS (1)	231,031	—	(33,244)	197,787	20,096	563	(19)	20,640
ABS	49,820	—	(7,476)	42,344	49,902	—	(688)	49,214
Total investment securities available for sale - fair value option	$533,307	$467	$(88,998)	$444,776	$244,735	$2,998	$(2,405)	$245,328

(1)
Includes IOs and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation during the three months ended March 31, 2020 with a total fair value of $124.2 million as of March 31, 2020.

The Company's investment securities available for sale for which changes in fair value are recorded in other comprehensive (loss) income on the Company's condensed consolidated statements of comprehensive income, or CECL Securities, consisted of the following as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS:
Agency ARMs (1)	$—	$—	$—	$—	$55,740	$13	$(1,347)	$54,406
Agency Fixed-Rate	—	—	—	—	846,203	7,397	(6,107)	847,493
Total Agency RMBS	—	—	—	—	901,943	7,410	(7,454)	901,899
Agency CMBS	—	—	—	—	20,258	19	—	20,277
Total Agency	—	—	—	—	922,201	7,429	(7,454)	922,176
Non-Agency RMBS	474,192	—	(102,729)	371,463	578,955	12,557	(13)	591,499
CMBS	85,371	—	(14,302)	71,069	234,524	12,737	(124)	247,137
Total investment securities available for sale - CECL Securities	$559,563	$—	$(117,031)	$442,532	$1,735,680	$32,723	$(7,591)	$1,760,812

(1)	For the Company's Agency ARMs with stated reset periods, the weighted average reset period was 26 months as of December 31, 2019.

Accrued interest receivable for all investment securities available for sale is included in receivables and other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains/Losses
Agency RMBS:
Agency ARMs	$49,893	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,100	5,348	(11,713)	(6,365)
Total Agency RMBS	992,993	5,392	(15,870)	(10,478)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,404	11,058	(16,079)	(5,021)
Non-Agency RMBS	130,948	—	(24,132)	(24,132)
CMBS	114,038	—	(29,584)	(29,584)
Total	$1,383,390	$11,058	$(69,795)	$(58,737)

(1)	Includes Agency RMBS securities issued by Consolidated SLST (see Note 4).

(2)	Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 6).

	Three Months Ended March 31, 2019
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains/Losses
CMBS	$56,769	$16,957	$(156)	$16,801
Total	$56,769	$16,957	$(156)	$16,801

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 40 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2020 and December 31, 2019, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.4 years and 5.0 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

Weighted Average Life	March 31, 2020	December 31, 2019
0 to 5 years	$248,128	$1,359,894
Over 5 to 10 years	532,661	521,517
10+ years	106,519	124,729
Total	$887,308	$2,006,140

Unrealized Losses in Other Comprehensive Income

As of January 1, 2020, the Company adopted ASU 2016-13 to account for its investments in CECL Securities (see Note 2). The Company evaluated its CECL Securities that were in an unrealized loss position as of March 31, 2020 and determined that no allowance for credit losses was necessary. Accordingly, the Company did not recognize credit losses through earnings for the three months ended March 31, 2020.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 (dollar amounts in thousands):

March 31, 2020	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$371,378	$(102,709)	$85	$(20)	$371,463	$(102,729)
CMBS	71,069	(14,302)	—	—	71,069	(14,302)
Total	$442,447	$(117,011)	$85	$(20)	$442,532	$(117,031)

At March 31, 2020, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $102.7 million and $14.3 million, respectively, at March 31, 2020. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

The following table presents the Company's investment securities available for sale in an unrealized loss position reported through other comprehensive income, aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position as of December 31, 2019 (dollar amounts in thousands):

December 31, 2019	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$222,286	$(7,454)	$222,286	$(7,454)
Non-Agency RMBS	—	—	104	(13)	104	(13)
CMBS	25,507	(124)	—	—	25,507	(124)
Total	$25,507	$(124)	$222,390	$(7,467)	$247,897	$(7,591)

Other than Temporary Impairment

For the three months ended March 31, 2019, the Company did not recognize other-than-temporary impairment through earnings.

4.	Residential Loans, at Fair Value
The Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election made at the time of acquisition or as of January 1, 2020 (see Note 2). Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by NYMT, Consolidated SLST and other securitizations trusts, as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020			December 31, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts (2)	Residential loans	Consolidated SLST (1)
Principal	$1,634,920	$1,300,630	$45,388	$1,464,984	$1,322,131
(Discount)/premium	(85,691)	5,469	292	(81,372)	6,455
Unrealized (losses)/gains	(33,882)	(87,800)	(2,696)	46,142	300
Carrying value	$1,515,347	$1,218,299	$42,984	$1,429,754	$1,328,886

(1)
In 2019, the Company invested in first loss subordinated securities and certain IOs and senior securities issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the SLST CDOs issued to permanently finance these residential loans, representing Consolidated SLST. SLST CDOs are included in residential collateralized debt obligations, at fair value on the Company's condensed consolidated balance sheets.

(2)
Residential loans held in securitization trusts are comprised of ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. These Residential CDOs are accounted for as financings and included in residential collateralized debt obligations on the Company's condensed consolidated balance sheets. Residential loans held in securitization trusts were included in residential loans, net on the Company's condensed consolidated balance sheets as of December 31, 2019 (see Note 5).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans
Unrealized (losses) gains, net	$(81,680)	$(88,100)	$(1,730)	$7,883

The Company also recognized $14.3 million of net realized losses on the sale and payoff of residential loans, at fair value during the three months ended March 31, 2020. The Company recognized $3.1 million of realized gains on the sale and payoff of residential loans, at fair value during the three months ended March 31, 2019.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2020 and December 31, 2019, respectively, are as follows:

	March 31, 2020			December 31, 2019
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST
California	21.7%	11.1%	1.6%	23.9%	11.0%
Florida	10.2%	10.6%	12.4%	9.4%	10.6%
New York	7.5%	9.1%	35.8%	8.0%	9.1%
Texas	5.5%	4.0%	—	5.4%	4.0%
New Jersey	4.9%	6.9%	13.1%	5.1%	6.9%
Maryland	4.5%	3.8%	5.0%	4.6%	3.8%
Illinois	2.7%	6.6%	—	2.8%	6.6%
Massachusetts	2.7%	2.9%	17.7%	2.8%	2.9%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2020	$138,120	$167,957	$13,269	$15,111
December 31, 2019	106,199	122,918	9,291	10,705

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $100.4 million and $50.7 million were 90 days or more delinquent as of March 31, 2020 and December 31, 2019, respectively.

Repurchase Agreements - Residential Loans

Residential loans with a fair value of approximately $918.4 million and $881.2 million at March 31, 2020 and December 31, 2019, respectively, are pledged as collateral for repurchase agreements (see Note 11).

Residential Collateralized Debt Obligations

As of March 31, 2020, the Company had Residential CDOs outstanding of $39.0 million recorded as liabilities on the Company’s condensed consolidated balance sheets with a current weighted average interest rate of 1.56%. The Company retained the owner trust certificates, or residual interest, for three securitizations and had a net investment in the residential securitization trusts of $7.4 million. The net investment amount is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. The Residential CDOs are non-recourse debt for which the Company has no obligation.

Consolidated SLST

The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Our investment in Consolidated SLST is limited to the securities that we own with an aggregate net carrying value of $182.8 million at March 31, 2020 and $276.8 million at December 31, 2019, respectively (see Note 9). During the three months ended March 31, 2020, the Company purchased approximately $40.0 million in additional senior securities issued by Consolidated SLST and subsequently sold its entire investment in the senior securities issued by Consolidated SLST for sales proceeds of approximately $62.6 million at a realized loss of approximately $2.4 million, which is included in realized gains (losses), net on the Company's condensed consolidated statements of operations.

The condensed consolidated balance sheets of Consolidated SLST at March 31, 2020 and December 31, 2019, respectively, are as follows (dollar amounts in thousands):

Balance Sheet	March 31, 2020	December 31, 2019
Assets
Residential loans, at fair value	$1,218,299	$1,328,886
Receivables (1)	3,772	5,244
Total Assets	$1,222,071	$1,334,130
Liabilities and Equity
Residential collateralized debt obligations, at fair value	$1,034,992	$1,052,829
Accrued expenses	2,646	2,643
Total Liabilities	1,037,638	1,055,472
Equity	184,433	278,658
Total Liabilities and Equity	$1,222,071	$1,334,130

(1)	Included in receivables and other assets on the accompanying condensed consolidated balance sheets.

The SLST CDOs had aggregate unpaid principal balances of approximately $1.3 billion at March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the weighted average interest rate on the SLST CDOs was 3.53%.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company as of March 31, 2020 and December 31, 2019, respectively). The net fair value of our investment in Consolidated SLST, which represents the difference between the carrying values of residential loans, at fair value held in Consolidated SLST less the carrying value of SLST CDOs, approximates the fair value of our underlying securities (see Note 14).

The condensed consolidated statement of operations of Consolidated SLST for the three months ended March 31, 2020 is as follows (dollar amounts in thousands):

Statement of Operations	Three Months Ended March 31, 2020
Interest income (1)	$12,123
Interest expense (2)	8,535
Net interest income	3,588
Unrealized losses, net (3)	(66,134)
Net loss	$(62,546)

(1)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, residential loans.

(2)	Included in the Company’s accompanying condensed consolidated statements of operations in interest expense, residential collateralized debt obligations.

(3)
Includes $88.1 million of unrealized losses on residential loans held in Consolidated SLST and $22.0 million of unrealized gains on SLST CDOs presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

5.	Residential Loans, Net

As of January 1, 2020, the Company has elected to account for its residential loans using the fair value option (see Note 2). The following information related to the Company's residential loans, net is provided for the prior periods presented in the accompanying condensed consolidated financial statements.

Distressed Residential Loans, Net

As of December 31, 2019, the carrying value of the Company’s distressed residential loans, net accounted for under ASC 310-30 amounted to approximately $158.7 million.

The following table details activity in accretable yield for the distressed residential loans, net for the three months ended March 31, 2019 (dollar amounts in thousands):

March 31, 2019
Balance at beginning of period	$195,559
Additions	587
Disposals	(15,080)
Accretion	(1,825)
Balance at end of period (1)	$179,241

(1)
Accretable yield is the excess of the distressed residential loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represented the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions included reclassification to accretable yield from nonaccretable yield. Disposals included distressed residential loan dispositions, which included refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income were based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continued to update its estimates regarding the loans and the underlying collateral, the accretable yield was subject to change. Therefore, the amount of accretable income recorded in the three month period ended March 31, 2019 was not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential loans, net as of December 31, 2019 was as follows:

December 31, 2019
North Carolina	10.5%
Florida	10.1%
Georgia	7.0%
South Carolina	5.8%
Texas	5.6%
New York	5.5%
Ohio	5.2%
Virginia	5.2%

Distressed residential loans, net with a carrying value of approximately $80.6 million were pledged as collateral for a repurchase agreement at December 31, 2019 (see Note 11).

Residential Loans Held in Securitization Trusts, Net

Residential loans held in securitization trusts, net were comprised of ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. Residential loans held in securitization trusts, net consisted of the following as of December 31, 2019 (dollar amounts in thousands):

December 31, 2019
Unpaid principal balance	$47,237
Deferred origination costs – net	301
Allowance for loan losses	(3,508)
Total	$44,030

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential loans held in securitization trusts, net for the three months ended March 31, 2019 (dollar amounts in thousands):

March 31, 2019
Balance at beginning of period	$3,759
Provision for loan losses	38
Transfer to real estate owned	(167)
Charge-offs	—
Balance at the end of period	$3,630

Prior to January 1, 2020, the Company evaluated the adequacy of its allowance for loan losses on a recurring basis. The Company’s allowance for loan losses as of December 31, 2019 was $3.5 million, representing 743 basis points of the outstanding principal balance of residential loans held in securitization trusts. As part of the Company’s allowance for loan loss adequacy analysis, management assessed an overall level of allowances while also assessing credit losses inherent in each non-performing residential loan held in securitization trusts. These estimates involved the consideration of various credit related factors, including, but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Residential Collateralized Debt Obligations

As of December 31, 2019, the Company had Residential CDOs outstanding of $40.4 million recorded as liabilities on the Company’s condensed consolidated balance sheets with a weighted average interest rate of 2.41%. The Company retained the owner trust certificates, or residual interest, for three securitizations and had a net investment in the residential securitization trusts of $4.9 million. The net investment amount is the maximum amount of the Company’s investment that was at risk to loss and represented the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. The Residential CDOs are non-recourse debt for which the Company has no obligation.

Delinquency Status of Our Residential Loans Held in Securitization Trusts, Net

As of December 31, 2019, we had 18 delinquent loans with an aggregate principal amount outstanding of approximately $10.2 million categorized as residential loans held in securitization trusts, net, of which $6.7 million, or 66%, were under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential loans held in securitization trusts, net, including real estate owned (REO) through foreclosure, as of December 31, 2019 (dollar amounts in thousands):

December 31, 2019

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	2	$211	0.44%
90 +	16	$10,010	21.05%
Real estate owned through foreclosure	1	$360	0.76%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential loans held in securitization trusts, net as of December 31, 2019 was as follows:

December 31, 2019
New York	36.1%
Massachusetts	17.2%
New Jersey	12.8%
Florida	12.1%
Maryland	5.5%

6.	Consolidated K-Series

During the three months ended March 31, 2020, the Company sold its first loss POs and certain mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP and which we refer to as the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO, a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations. The Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

The Company elected the fair value option on the assets and liabilities held within the Consolidated K-Series as of December 31, 2019, which required that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series was limited to the multi-family CMBS that we owned with an aggregate net carrying value of $1.1 billion at December 31, 2019 (see Note 9).

The condensed consolidated balance sheet of the Consolidated K-Series at December 31, 2019 is as follows (dollar amounts in thousands):

Balance Sheet	December 31, 2019
Assets
Multi-family loans held in securitization trusts, at fair value	$17,816,746
Receivables (1)	59,417
Total Assets	$17,876,163
Liabilities and Equity
Multi-family CDOs, at fair value	$16,724,451
Accrued expenses	57,873
Total Liabilities	16,782,324
Equity	1,093,839
Total Liabilities and Equity	$17,876,163

(1)	Included in receivables and other assets on the accompanying condensed consolidated balance sheets.

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $16.8 billion at December 31, 2019. The multi-family CDOs (the "Multi-Family CDOs") had aggregate unpaid principal balances of approximately $16.8 billion at December 31, 2019 and had a weighted average interest rate of 3.85%.

The Company did not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by the first loss POs, IOs and certain senior and mezzanine securities owned by the Company). We elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represented the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of Multi-Family CDOs, approximated the fair value of our underlying securities (see Note 14).

The condensed consolidated statements of operations of the Consolidated K-Series prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series for the three months ended March 31, 2020 and for the three months ended March 31, 2019, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2020	2019
Interest income	$151,841	$111,768
Interest expense	129,762	96,797
Net interest income	22,079	14,971
Unrealized (losses) gains, net	(10,951)	9,410
Net income	$11,128	$24,381

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of December 31, 2019 are as follows:

December 31, 2019
California	15.9%
Texas	12.4%
Florida	6.2%
Maryland	5.8%

7.	Investments in Unconsolidated Entities

The Company's preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment are included in investments in unconsolidated entities and accounted for under the equity method. As of January 1, 2020, the Company has elected to account for these investments using the fair value option (see Note 2). Accordingly, balances presented below as of March 31, 2020 are stated at fair value. The Company's preferred equity ownership interests accounted for under the equity method consist of the following as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$10,491	45%	$10,108
Somerset Deerfield Investor, LLC	45%	17,385	45%	17,417
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,804	43%	4,878
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,764	57%	10,998
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,693	46%	6,847
Walnut Creek Properties Holdings, L.L.C.	36%	8,200	36%	8,288
Towers Property Holdings, LLC	37%	11,174	37%	11,278
Mansions Property Holdings, LLC	34%	10,767	34%	10,867
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,023	43%	4,062
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	9,278	37%	9,396
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	11,505	53%	11,944
DCP Gold Creek, LLC	44%	5,806	—	—
1122 Chicago DE, LLC	53%	6,633	—	—
Rigsbee Ave Holdings, LLC	56%	9,342	—	—
Total - Preferred Equity Ownership Interests		$126,865		$106,083

The following table presents income from preferred equity ownership interests accounted for under the equity method using the fair value option for the three months ended March 31, 2020 and income from preferred equity ownership interests accounted for under the equity method for the three months ended March 31, 2019 (dollar amounts in thousands). Income from these investments, which includes $4.3 million of net unrealized losses, is presented in other income in the Company's accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
Investment Name	2020	2019
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$245	$275
Somerset Deerfield Investor, LLC	159	478
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	(66)	131
Audubon Mezzanine Holdings, L.L.C. (Series A)	(109)	297
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	(101)	165
Walnut Creek Properties Holdings, L.L.C.	(94)	98
Towers Property Holdings, LLC	(161)	—
Mansions Property Holdings, LLC	(155)	—
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	(54)	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	(131)	—
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	(169)	—
DCP Gold Creek, LLC	(120)	—
1122 Chicago DE, LLC	(60)	—
Rigsbee Ave Holdings, LLC	(147)	—

The Company's equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are included in investments in unconsolidated entities and are accounted for under the equity method using the fair value option as of both March 31, 2020 and December 31, 2019, respectively, consist of the following (dollar amounts in thousands):

	March 31, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Joint venture equity investments in multi-family properties
The Preserve at Port Royal Venture, LLC	77%	18,310	77%	18,310
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	12,014	11%	11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	54,776	49%	53,776
Total - Equity Ownership Interests		$85,100		$83,882

Income from equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are accounted for under the equity method using the fair value option, which includes $0.2 million and $3.7 million of net unrealized gains for the three months ended March 31, 2020 and 2019, respectively, is presented in other income in the Company's accompanying condensed consolidated statements of operations. The following table presents income from these investments for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2020	2019
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC (1)	$—	$3,224
The Preserve at Port Royal Venture, LLC	239	438
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	218	232
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	1,000	—

(1)	The Company's equity investment was redeemed during the year ended December 31, 2019.

8.	Preferred Equity and Mezzanine Loan Investments

As of January 1, 2020, the Company has elected to account for its preferred equity and mezzanine loan investments using the fair value option (see Note 2). Accordingly, balances presented below as of March 31, 2020 are stated at fair value and changes in fair value are presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020	December 31, 2019 (1)
Investment amount	$183,808	$181,409
Deferred loan fees, net	(1,300)	(1,364)
Unrealized losses, net	(3,216)	—
Total	$179,292	$180,045

(1)	As of December 31, 2019, preferred equity and mezzanine loan investments were reported at amortized cost.

For the three months ended March 31, 2020, the Company recognized $5.6 million in net unrealized losses on preferred equity and mezzanine loan investments.
There were no delinquent preferred equity or mezzanine loan investments as of March 31, 2020 and December 31, 2019.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of March 31, 2020 and December 31, 2019, respectively, are as follows:

	March 31, 2020	December 31, 2019
Tennessee	12.3%	12.3%
Florida	12.0%	12.0%
Georgia	11.8%	11.8%
Texas	10.3%	10.6%
Alabama	10.0%	10.0%
South Carolina	6.3%	6.3%
New Jersey	5.0%	5.0%

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810, Consolidation, and if so, whether the Company is the primary beneficiary requiring consolidation. As of March 31, 2020 and December 31, 2019, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company continues to consolidate the Residential CDOs issued by its residential loan securitizations as of March 31, 2020 and December 31, 2019.

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust is a VIE as of March 31, 2020 and December 31, 2019, which we refer to as Consolidated SLST. The Company also determined that it is the primary beneficiary of the VIE within Consolidated SLST and, accordingly, has consolidated its assets, liabilities, income and expenses, in the accompanying condensed consolidated financial statements (see Notes 2 and 4). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of March 31, 2020 and December 31, 2019.

As of December 31, 2019, the Company invested in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from those securitizations. The Company evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they were VIEs and if so, whether the Company was the primary beneficiary requiring consolidation. The Company determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts were VIEs as of December 31, 2019, which we refer to as the Consolidated K-Series. The Company also determined that it was the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). In March 2019, the Company exercised its right to an optional redemption of its multi-family CMBS re-securitization with an outstanding principal balance of $33.2 million resulting in a loss on extinguishment of debt of $2.9 million.

During the three months ended March 31, 2020, the Company sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO, a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations. The Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

In analyzing whether the Company is the primary beneficiary of the Financing VIEs, Consolidated SLST and the Consolidated K-Series, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The Company owns 100% of RB Development Holding Company, LLC ("RBDHC"). RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc"), a wholly-owned subsidiary of the Company, is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests. Real estate under development in KRVI as of March 31, 2020 and December 31, 2019 of $14.8 million and $14.5 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

The following table presents a summary of the assets and liabilities of the Company's residential loan securitizations, Consolidated SLST and KRVI of as of March 31, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIE	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$4	$4
Residential loans, at fair value	42,984	1,218,299	—	1,261,283
Receivables and other assets	3,337	3,772	14,859	21,968
Total assets	$46,321	$1,222,071	$14,863	$1,283,255

Residential collateralized debt obligations	$38,959	$—	$—	$38,959
Residential collateralized debt obligations, at fair value	—	1,034,992	—	1,034,992
Accrued expenses and other liabilities	6	2,646	75	2,727
Total liabilities	$38,965	$1,037,638	$75	$1,076,678

The following table presents a summary of the assets and liabilities of the Company's residential loan securitizations, the Consolidated K-Series, Consolidated SLST and KRVI as of December 31, 2019 (dollar amounts in thousands):

	Financing VIE	Other VIEs
	Residential Loan Securitizations	Consolidated K-Series	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$—	$107	$107
Residential loans held in securitization trusts, net	44,030	—	—	—	44,030
Residential loans, at fair value	—	—	1,328,886	—	1,328,886
Multi-family loans held in securitization trusts, at fair value	—	17,816,746	—	—	17,816,746
Receivables and other assets	1,328	59,417	5,244	14,626	80,615
Total assets	$45,358	$17,876,163	$1,334,130	$14,733	$19,270,384

Residential collateralized debt obligations	$40,429	$—	$—	$—	$40,429
Residential collateralized debt obligations, at fair value	—	—	1,052,829	—	1,052,829
Multi-family collateralized debt obligations, at fair value	—	16,724,451	—	—	16,724,451
Accrued expenses and other liabilities	14	57,873	2,643	75	60,605
Total liabilities	$40,443	$16,782,324	$1,055,472	$75	$17,878,314

Unconsolidated VIEs

As of March 31, 2020 and December 31, 2019, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2020 and December 31, 2019, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$42,344	$—	$—	$42,344
Preferred equity investments in multi-family properties	—	173,863	126,865	300,728
Mezzanine loans on multi-family properties	—	5,429	—	5,429
Equity investments in entities that invest in residential properties and loans	—	—	66,790	66,790
Total assets	$42,344	$179,292	$193,655	$415,291

	December 31, 2019
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$49,214	$—	$—	$49,214
Preferred equity investments in multi-family properties	—	173,825	106,083	279,908
Mezzanine loans on multi-family properties	—	6,220	—	6,220
Equity investments in entities that invest in residential properties and loans	—	—	65,572	65,572
Total assets	$49,214	$180,045	$171,655	$400,914

Our maximum loss exposure on the investment securities available for sale, preferred equity and mezzanine loan investments, and investments in unconsolidated entities was approximately $415.3 million and $400.9 million at March 31, 2020 and December 31, 2019, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments were comprised of interest rate swaps, which were designated as trading instruments and were terminated during the three months ended March 31, 2020.
Derivatives Not Designated as Hedging Instruments
The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps (1)	Derivative assets	$—	$15,878

(1)
All of the Company's interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously, such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company's condensed consolidated balance sheets. Includes $29.0 million of derivative liabilities netted against a variation margin of $44.8 million at December 31, 2019.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Notional Amount for the Three Months Ended March 31, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	March 31, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

	Notional Amount for the Three Months Ended March 31, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Terminations	March 31, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest (loss) income in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2020		2019
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$(73,078)	$28,967	$—	$(14,586)
Total	$(73,078)	$28,967	$—	$(14,586)

Derivatives Designated as Hedging Instruments

As of March 31, 2020 and December 31, 2019, there were no derivative instruments designated as hedging instruments.

Outstanding Derivatives

The Company had no outstanding derivatives as of March 31, 2020. The following table presents information about our interest rate swaps whereby we received floating rate payments in exchange for fixed rate payments as of December 31, 2019 (dollar amounts in thousands):

	December 31, 2019
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	1.98%
2027	247,500	2.39%	1.94%
2028	150,000	3.23%	1.92%
Total	$495,500	2.60%	1.95%

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives. All of the Company's interest rate swaps were cleared through CME Group Inc. ("CME Clearing") which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

11.	Repurchase Agreements

Investment Securities

The Company has entered into repurchase agreements with third-party financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST and the Consolidation K-Series). These repurchase agreements provide short-term financings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020			December 31, 2019
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS (1)	$—	$—	$—	$812,742	$865,765	$864,428
Agency CMBS (2)	—	—	—	133,184	139,317	140,118
Non-Agency RMBS (3) (4)	333,227	414,605	550,719	594,286	797,784	785,952
CMBS (4) (5) (6)	380,137	508,826	507,890	811,890	1,036,513	853,043
Balance at end of the period	$713,364	$923,431	$1,058,609	$2,352,102	$2,839,379	$2,643,541

(1)	Includes Agency RMBS securities with a fair value amounting to $26.2 million included in Consolidated SLST as of December 31, 2019.

(2)	Includes Agency CMBS securities with a fair value amounting to $88.4 million included in the Consolidated K-Series as of December 31, 2019.

(3)
Includes first loss subordinated RMBS securities with a fair value amounting to $155.4 million and $214.8 million included in Consolidated SLST as of March 31, 2020 and December 31, 2019, respectively.

(4)
Collateral pledged amounts include restricted cash posted as margin in the amount of $58.3 million related to non-Agency RMBS securities and $111.2 million related to CMBS securities included in receivables and other assets on the Company's condensed consolidated balance sheets as of March 31, 2020.

(5)	Includes first loss POs, IOs and mezzanine CMBS securities with a fair value amounting to $848.2 million included in the Consolidated K-Series as of December 31, 2019.

(6)
Includes first loss POs sold and pending settlement as of March 31, 2020 with outstanding repurchase agreement financing of $199.2 million. Proceeds from the sale in the amount of $211.2 million were subsequently used to repay the repurchase price under the repurchase agreements for these securities.

As of March 31, 2020 and December 31, 2019, the average days to maturity and the weighted average interest rate for repurchase agreements secured by investment securities were 15 days and 73 days, respectively, and 2.88% and 2.72%, respectively. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2020 and December 31, 2019 amounts to $3.7 million and $8.8 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

Contractual Maturity	March 31, 2020	December 31, 2019
Within 30 days (1)	$562,919	$449,474
Over 30 days to 90 days	150,445	1,647,683
Over 90 days	—	254,945
Total	$713,364	$2,352,102

(1)	Includes outstanding repurchase agreement financing of $199.2 million related to first loss POs sold and pending settlement as of March 31, 2020.

As of March 31, 2020, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 75.1% that implies an average “haircut” of 24.9%. As of March 31, 2020, the weighted average “haircut” related to our repurchase agreement financing for our non-agency RMBS and CMBS was approximately 29%, and 21%, respectively.

During the three months ended March 31, 2020, our repurchase agreement counterparties increased haircuts, started to require additional collateral or determined to not roll our financing. As a result, we liquidated our investment securities at a disadvantageous time, which resulted in losses. At March 31, 2020 and December 31, 2019, the Company had financing arrangements with six and fourteen counterparties, respectively. As of March 31, 2020 and December 31, 2019, the Company had no exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity.

As of March 31, 2020, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. As of March 31, 2020, the Company had $172.5 million in cash and cash equivalents and $527.3 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent 98.1% of our outstanding repurchase agreements secured by investment securities. The following table presents information about the Company's unencumbered securities at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

Unencumbered Securities	March 31, 2020	December 31, 2019
Agency RMBS	$—	$83,351
CMBS	82,406	235,199
Non-Agency RMBS	402,564	168,063
ABS	42,344	49,214
Total	$527,314	$535,827

Residential Loans

The Company has repurchase agreements with two third-party financial institutions to fund the purchase of residential loans, including both first and second mortgages. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
March 31, 2020	$1,200,000	$715,436	$918,350	2.87%	8.28
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20

(1)	Includes residential loans, at fair value of $918.4 million and $881.2 million at March 31, 2020 and December 31, 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

During the three months ended March 31, 2020, the Company was not in compliance with the market capitalization covenants in its repurchase agreements with both counterparties. In March, the Company executed an amended repurchase agreement with one counterparty to modify the terms of financial covenants. The Company also agreed to a reservation of rights with another counterparty during the three months ended March 31, 2020 in which the counterparty elected not to declare an event of default in accordance with the terms of the repurchase agreement for non-compliance with a financial covenant. The Company subsequently executed an amended repurchase agreement with this counterparty in April to modify the terms of financial covenants. Subsequent to the amendments, the repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of May 26, 2020. The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

Costs related to the establishment of the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.7 million as of March 31, 2020 and $0.8 million as of December 31, 2019. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

12.	Debt

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $4.5 million and $5.0 million as of March 31, 2020 and December 31, 2019, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

During the three months ended March 31, 2020, none of the Convertible Notes were converted. As of May 26, 2020, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 26, 2020, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Debt Maturities

As of March 31, 2020, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	138,000
2023	—
2024	—
2025	—
Thereafter	45,000
$183,000

13.	Commitments and Contingencies

Impact of COVID-19

As further discussed in Notes 1 and 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2020, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.
Investment Securities Available for Sale – The Company determines the fair value of the investment securities available for sale in our portfolio using a third-party pricing service or quoted prices provided by dealers who make markets in similar financial instruments. Dealer valuations typically incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be classified as a Level 3 security and, as a result, management will determine fair value by modeling the security based on its specific characteristics and available market information. The Company’s investment securities available for sale are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b.
Multi-Family Loans Held in Securitization Trusts and Residential Loans Held in Consolidated SLST – Multi-family loans held in securitization trusts and residential loans held in Consolidated SLST are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of multi-family loans held in securitization trusts and residential loans held in Consolidated SLST based on the fair value of its Multi-Family CDOs and SLST CDOs and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

c.
Residential Loans and Residential Loans Held in Securitization Trusts – The Company’s acquired residential loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for residential loans is determined using valuations obtained from a third party that specializes in providing valuations of residential loans. The valuation approach depends on whether the residential loan is considered performing, re-performing or non-performing at the date the valuation is performed.

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

d.
Derivative Instruments – The Company’s derivative instruments as of December 31, 2019 were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives were presented net of variation margin payments pledged or received.

e.
Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined by (i) the valuation process for residential loans as described in c. above, (ii) the valuation process for preferred equity and mezzanine loan investments as described in f. below or (iii) provided by the general partner of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.
Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

g.
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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale, at fair value:
Agency RMBS	$—	$—	$—	$—	$—	$922,877	$—	$922,877
Agency CMBS	—	—	—	—	—	50,958	—	50,958
Non-Agency RMBS	—	576,108	—	576,108	—	715,314	—	715,314
CMBS	—	268,856	—	268,856	—	267,777	—	267,777
ABS	—	42,344	—	42,344	—	49,214	—	49,214
Residential loans, at fair value:
Residential loans	—	—	1,515,347	1,515,347	—	—	1,429,754	1,429,754
Consolidated SLST	—	—	1,218,299	1,218,299	—	—	1,328,886	1,328,886
Residential loans held in securitization trusts	—	—	42,984	42,984	—	—	—	—
Investments in unconsolidated entities	—	—	211,965	211,965	—	—	83,882	83,882
Preferred equity and mezzanine loan investments	—	—	179,292	179,292	—	—	—	—
Multi-family loans held in securitization trusts, at fair value	—	—	—	—	—	—	17,816,746	17,816,746
Derivative assets:
Interest rate swaps (1)	—	—	—	—	—	15,878	—	15,878
Total	$—	$887,308	$3,167,887	$4,055,195	$—	$2,022,018	$20,659,268	$22,681,286
Liabilities carried at fair value
Multi-family collateralized debt obligations, at fair value	$—	$—	$—	$—	$—	$—	$16,724,451	$16,724,451
Residential collateralized debt obligations, at fair value	—	—	1,034,992	1,034,992	—	—	1,052,829	1,052,829
Total	$—	$—	$1,034,992	$1,034,992	$—	$—	$17,777,280	$17,777,280

(1)
All of the Company's interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. Included derivative liabilities of $29.0 million netted against a variation margin of $44.8 million at December 31, 2019.

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2020 and 2019, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Investments in unconsolidated entities	Preferred equity and mezzanine loan investments	Multi-family loans held in securitization trusts	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$83,882	$—	$17,816,746	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(94,418)	(89,087)	(1,739)	494	(209)	41,795	(143,164)
Transfers in (1)	164,035	—	46,572	107,477	182,465	—	500,549
Transfers out (2) (3)	(3,166)	—	(349)	—	—	(237,297)	(240,812)
Contributions	—	—	—	22,106	8,440	—	30,546
Paydowns/Distributions	(84,719)	(21,500)	(1,500)	(1,994)	(11,404)	(239,796)	(360,913)
Recovery of charge-off	—	—	—	—	—	35	35
Sales (3)	(49,960)	—	—	—	—	(17,381,483)	(17,431,443)
Purchases	153,821	—	—	—	—	—	153,821
Balance at the end of period	$1,515,347	$1,218,299	$42,984	$211,965	$179,292	$—	$3,167,887

(1)
As of January 1, 2020, the Company has elected to account for all residential loans, residential loans held in securitization trusts, investments in unconsolidated entities and preferred equity and mezzanine loan investments using the fair value option (see Note 2).

(2)	Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.

(3)
During the three months ended March 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated multi-family loans held in securitization trusts and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Notes 2 and 6).

	Three Months Ended March 31, 2019
	Residential loans	Investments in unconsolidated entities	Multi-family loans held in securitization trusts	CMBS held in securitization trusts	Total
Balance at beginning of period	$737,523	$32,994	$11,679,847	$52,700	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	9,945	3,892	259,764	17,734	291,335
Included in other comprehensive income (loss)	—	—	—	(13,665)	(13,665)
Transfers in	—	—	—	—	—
Transfers out	(182)	—	—	—	(182)
Contributions	—	—	—	—	—
Paydowns/Distributions	(24,930)	(311)	(37,485)	—	(62,726)
Sales	(6,448)	—	—	(56,769)	(63,217)
Purchases (1)	159,658	—	2,426,210	—	2,585,868
Balance at the end of period	$875,566	$36,575	$14,328,336	$—	$15,240,477

(1)
During the three months ended March 31, 2019, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $2.4 billion during the three months ended March 31, 2019 (see Notes 2 and 6).

The following tables detail changes in valuation for the Level 3 liabilities for the three months ended March 31, 2020 and 2019, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31, 2020
	Multi-Family CDOs	SLST CDOs	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses/(gains) (realized/unrealized)
Included in earnings	35,018	(18,855)	16,163
Paydowns	(147,376)	(21,208)	(168,584)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Transfers out	—	—	—
Balance at the end of period	$—	$1,034,992	$1,034,992

(1)
During the three months ended March 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the Multi-Family CDOs (see Notes 2 and 6). Also includes the Company's net sales of senior securities issued by Consolidated SLST during the three months ended March 31, 2020 (see Note 4).

Three Months Ended March 31, 2019
Multi-Family CDOs
Balance at beginning of period	$11,022,248
Total losses (realized/unrealized)
Included in earnings	237,789
Purchases (1)	2,324,639
Paydowns	(37,481)
Balance at the end of period	$13,547,195

(1)
During the three months ended March 31, 2019, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount of $2.3 billion during the three months ended March 31, 2019 (see Notes 2 and 6).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

March 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, at fair value:
Residential loans and residential loans held in securitization trusts	$1,390,197	Discounted cash flow	Lifetime CPR	9.6%	—	-	55.3%
			Lifetime CDR	1.5%	—	-	23.0%
			Loss severity	16.4%	—	-	100.0%
			Yield	6.1%	2.8%	-	17.0%

	$168,134	Liquidation model	Annual home price appreciation	0.2%	—	-	5.6%
			Liquidation timeline (months)	28	1	-	57
			Property value	$482,658	$2,500	-	$3,400,000
			Yield	7.5%	7.5%	-	15.0%

Residential loans held in Consolidated SLST (1)	$1,218,299		Liability price	N/A

Total	$2,776,630

Investments in unconsolidated entities	$126,865	Discounted cash flow	Discount rate	12.4%	12.0%	-	13.5%
			Months to assumed redemption	46	21	-	59
			Loss severity	—

Preferred equity and mezzanine loan investments	$179,292	Discounted cash flow	Discount rate	12.2%	11.5%	-	13.5%
			Months to assumed redemption	48	10	-	189
			Loss severity	—
Liabilities
Residential collateralized debt obligations, at fair value
SLST CDOs (1)	$1,034,992	Discounted cash flow	Yield	4.0%	2.7%	-	14.9%
			Collateral prepayment rate	5.7%	3.8%	-	6.2%
			Collateral default rate	2.0%	—	-	2.7%
			Loss severity	22.2%	0.1%	-	24.4%

(1)
In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of SLST CDOs, including securities we own, as the fair value of these instruments is more observable. At March 31, 2020, the fair value of securities we owned in Consolidated SLST was $182.8 million.

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2020 and 2019 for our Level 3 assets and liabilities held as of March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Assets
Residential loans, at fair value
Residential loans (1)	$(76,295)	$9,337
Consolidated SLST (1)	(88,100)	—
Residential loans held in securitization trusts (1)	(1,700)	—
Investments in unconsolidated entities (2)	(4,023)	3,661
Preferred equity and mezzanine loan investments (1)	(5,559)	—
Multi-family loans held in securitization trusts, at fair value (1)	—	274,683
Liabilities
Multi-family collateralized debt obligations, at fair value (1)	—	(265,273)
Residential collateralized debt obligations, at fair value (1)	21,966	—

(1)	Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.

(2)	Presented in other income on the Company's condensed consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2019, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Residential loans held in securitization trusts – impaired loans, net	—	—	$5,256	$5,256

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2019, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

Three Months Ended March 31, 2019
Residential loans held in securitization trusts – impaired loans, net	$(38)

Residential Loans Held in Securitization Trusts – Impaired Loans, net – Impaired residential loans held in securitization trusts, net were recorded at amortized cost less specific loan loss reserves. Impaired loan value was based on management’s estimate of the net realizable value taking into consideration local market conditions of the property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$172,513	$172,513	$118,763	$118,763
Cash margin (1)	Level 1	169,484	169,484	—	—
Receivable for securities sold	Level 1	213,585	213,585	—	—
Investment securities available for sale, at fair value	Level 2	887,308	887,308	2,006,140	2,006,140
Residential loans, at fair value
Residential loans	Level 3	1,515,347	1,515,347	1,429,754	1,429,754
Consolidated SLST	Level 3	1,218,299	1,218,299	1,328,886	1,328,886
Residential loans held in securitization trusts	Level 3	42,984	42,984	—	—
Residential loans, net	Level 3	—	—	202,756	208,471
Investments in unconsolidated entities	Level 3	211,965	211,965	189,965	191,359
Preferred equity and mezzanine loan investments	Level 3	179,292	179,292	180,045	182,465
Multi-family loans held in securitization trusts, at fair value	Level 3	—	—	17,816,746	17,816,746
Derivative assets	Level 2	—	—	15,878	15,878
Loans held for sale, net (1)	Level 3	—	—	2,406	2,482
Financial Liabilities:
Repurchase agreements	Level 2	1,428,124	1,428,124	3,105,416	3,105,416
Residential collateralized debt obligations	Level 3	38,959	35,029	40,429	38,888
Multi-family collateralized debt obligations, at fair value	Level 3	—	—	16,724,451	16,724,451
Residential collateralized debt obligations, at fair value	Level 3	1,034,992	1,034,992	1,052,829	1,052,829
Subordinated debentures	Level 3	45,000	12,451	45,000	41,592
Convertible notes	Level 2	133,534	76,794	132,955	140,865

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the table immediately above:

a.	Cash and cash equivalents – Estimated fair value approximates the carrying value of such assets.

b.	Cash margin – Estimated fair value approximates the carrying value of such assets.

c.	Receivable for securities sold – Estimated fair value approximates the carrying value of such assets.

d.	Repurchase agreements – The fair value of these repurchase agreements approximates cost as they are short term in nature.

e.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

f.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

g.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

15.	Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares issued and outstanding as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

March 31, 2020

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference (1)	Contractual Rate (2)	Redemption Date (3)	Fixed-to-Floating Rate Conversion Date (2)(4)	Floating Annual Rate (5)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$80,431	7.750%	June 4, 2018
Series C	6,600,000	4,181,807	101,102	106,603	7.875%	April 22, 2020
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	156,149	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	188,936	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Total	30,900,000	20,872,888	$504,765	$532,119

December 31, 2019

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (2)	Redemption Date (3)	Fixed-to-Floating Rate Conversion Date (2)(4)	Floating Annual Rate (5)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$78,902	7.750%	June 4, 2018
Series C	6,600,000	4,181,807	101,102	104,545	7.875%	April 22, 2020
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Total	30,900,000	20,872,888	$504,765	$521,822

(1)
The Company did not declare or accrue quarterly dividends on the Preferred Stock for the period January 15, 2020 to April 14, 2020. The liquidation preference shown as of March 31, 2020 includes such accumulated dividends.

(2)
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

(3)
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

(4)
Beginning on the respective fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend on a floating rate basis according to the terms disclosed in footnote (5) below.

(5)
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

The Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of Preferred Stock whose terms are being changed.

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

(b) Dividends on Preferred Stock

On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare or accrue quarterly dividends on the Preferred Stock during the three months ended March 31, 2020. The following table presents accumulated dividends on the Preferred Stock as of March 31, 2020 (dollar amounts in thousands):

Class of Preferred Stock	Accumulated Dividends Per Share	Total Accumulated Dividends
Fixed Rate
Series B	$0.4843750	$1,529
Series C	0.4921875	2,058
Fixed-to-Floating Rate
Series D	0.5000000	3,062
Series E	0.4921875	3,648
Total		$10,297

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant information with respect to quarterly cash dividends declared on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock commencing January 1, 2019 through December 31, 2019 and on the Series E Preferred Stock from its time of original issuance through December 31, 2019:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock
December 10, 2019	January 1, 2020	January 15, 2020	$0.484375	$0.4921875	$0.50	$0.47578	(1)
September 9, 2019	October 1, 2019	October 15, 2019	0.484375	0.4921875	0.50	—
June 14, 2019	July 1, 2019	July 15, 2019	0.484375	0.4921875	0.50	—
March 19, 2019	April 1, 2019	April 15, 2019	0.484375	0.4921875	0.50	—

(1)	Cash dividend for the partial quarterly period that began on October 18, 2019 and ended on January 14, 2020.

(c) Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock, commencing with the first quarter of 2020, to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2019 and ended March 31, 2020:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2019	December 10, 2019	December 20, 2019	January 27, 2020	$0.20
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	0.20
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.20
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.20

(d) Public Offerings of Common Stock

The following table details the Company's public offerings of common stock during the three months ended March 31, 2020 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
February 2020	50,600,000	305,274
January 2020	34,500,000	206,650

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

16.	(Loss) Earnings Per Common Share

The Company calculates basic (loss) earnings per common share by dividing net (loss) income attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted (loss) earnings per common share takes into account the effect of dilutive instruments, such as convertible notes, performance stock units and restricted stock units, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended March 31, 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three months ended March 31, 2019, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.

During the three months ended March 31, 2020, the PSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three months ended March 31, 2019, the PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

During the three months ended March 31, 2020, the RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share under the treasury stock method. There were no RSUs outstanding during the three months ended March 31, 2019.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(588,383)	$44,139
Less: Preferred stock dividends (1)	(10,297)	(5,925)
Net (loss) income attributable to Company's common stockholders	$(598,680)	$38,214
Basic weighted average common shares outstanding	350,912	174,421
Basic (Loss) Earnings per Common Share	$(1.71)	$0.22

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(588,383)	$44,139
Less: Preferred stock dividends (1)	(10,297)	(5,925)
Add back: Interest expense on convertible notes for the period, net of tax	—	2,626
Net (loss) income attributable to Company's common stockholders	$(598,680)	$40,840
Weighted average common shares outstanding	350,912	174,421
Net effect of assumed convertible notes conversion to common shares	—	19,694
Net effect of assumed PSUs vested	—	855
Diluted weighted average common shares outstanding	350,912	194,970
Diluted (Loss) Earnings per Common Share	$(1.71)	$0.21

(1)    Includes accumulated dividends for the three months ended March 31, 2020.

17.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. At March 31, 2020, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000.

Of the common stock authorized at March 31, 2020, 5,819,607 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 228,750 shares under the 2017 Plan as of March 31, 2020. The Company’s employees have been issued 1,881,380 shares of restricted stock under the 2017 Plan as of March 31, 2020. At March 31, 2020, there were 1,603,766 shares of non-vested restricted stock outstanding, 4,798,517 common shares reserved for issuance in connection with PSUs under the 2017 Plan and 441,746 common shares reserved for issuance in connection with RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2019, 9,053,166 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 228,750 shares under the 2017 Plan as of December 31, 2019. The Company’s employees had been issued 827,126 shares of restricted stock under the 2017 Plan as of December 31, 2019. At December 31, 2019, there were 755,286 shares of non-vested restricted stock outstanding and 3,060,958 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan.

Restricted Common Stock Awards

During the three months ended March 31, 2020 and 2019, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.9 million and $0.5 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions. There were no forfeitures of shares for the three months ended March 31, 2020 and 2019.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the three months ended March 31, 2020 and 2019, respectively, is presented below:

	2020		2019
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	837,123	$6.18	507,536	$5.91
Granted	1,054,254	6.33	536,242	6.30
Vested	(287,611)	6.22	(171,747)	5.88
Non-vested shares as of March 31	1,603,766	$6.27	872,031	$6.16
Restricted stock granted during the period	1,054,254	$6.33	536,242	$6.30

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2020 and 2019, the Company had unrecognized compensation expense of $8.9 million and $4.8 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at March 31, 2020 is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the three months ended March 31, 2020 and 2019 was approximately $1.8 million and $1.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over a three year period or at the end of the requisite service period.

Performance Stock Units

During the three months ended March 31, 2020 and 2019, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

TSR for the Company and each member of the peer group will be determined by dividing (i) the sum of the cumulative amount of such entity’s dividends per share for the performance period and the arithmetic average per share volume weighted average price (the “VWAP”) of such entity’s common stock for the last thirty (30) consecutive trading days of the performance period minus the arithmetic average per share VWAP of such entity’s common stock for the last thirty (30) consecutive trading days immediately prior to the performance period by (ii) the arithmetic average per share VWAP of such entity’s common stock for the last thirty (30) consecutive trading days immediately prior to the performance period.

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For the PSUs granted in 2020 and 2019, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company's stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

The PSUs granted during the three months ended March 31, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2020 and 2019, respectively, is presented below:

	2020		2019
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	2,018,518	$4.09	842,792	$4.20
Granted	883,496	7.03	1,137,525	4.00
Vested	—	—	—	—
Non-vested target PSUs as of March 31	2,902,014	$4.98	1,980,317	$4.08

(1)
The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

As of March 31, 2020 and 2019, there was $9.5 million and $6.5 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2020 is expected to be recognized over a weighted average period of 2.25 years. Compensation expense related to the PSUs was $1.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units

During the three months ended March 31, 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the service period.

The RSUs granted during the three months ended March 31, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2020 is presented below:

	2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs at January 1	—	$—
Granted	441,746	6.23
Vested	—	—
Non-vested RSUs as of March 31	441,746	$6.23

(1)	The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

As of March 31, 2020 there was $2.5 million of unrecognized compensation cost related to the non-vested portion of the RSUs. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2020 is expected to be recognized over a weighted average period of 2.75 years. Compensation expense related to the RSUs was $0.2 million for the three months ended March 31, 2020.

18.	Income Taxes

For the three months ended March 31, 2020 and 2019, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three months ended March 31, 2020 and 2019, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Current income tax expense (benefit)	$11	$(7)
Deferred income tax (benefit) expense	(250)	81
Total (benefit) provision	$(239)	$74

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2020 and December 31, 2019 are as follows (dollar amounts in thousands):

	March 31, 2020	December 31, 2019
Deferred tax assets
Net operating loss carryforward	$6,238	$3,975
Capital loss carryover	1,727	739
GAAP/Tax basis differences	3,948	3,699
Total deferred tax assets (1)	11,913	8,413
Deferred tax liabilities
Deferred tax liabilities	3	5
Total deferred tax liabilities (2)	3	5
Valuation allowance (1)	(10,281)	(7,029)
Total net deferred tax asset	$1,629	$1,379

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2020, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $16.5 million. The Company’s carryforward net operating losses of approximately $15.6 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of March 31, 2020, the Company, through one of its wholly-owned TRSs, had also incurred approximately $5.1 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains.

At March 31, 2020, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $3.3 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three months ended March 31, 2020, the changes are not expected to have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.	Subsequent Events

In April 2020, the following events occurred:

•	The Company settled its outstanding receivable for securities sold as of March 31, 2020 in the amount of $213.6 million.

•	The Company obtained proceeds from additional financing for residential loans pledged under a repurchase agreement in the amount of $248.8 million.

•
Using the proceeds described above, combined with $137.2 million in cash margin outstanding as of March 31, 2020, the Company terminated repurchase agreements to finance investment securities, repaying $562.9 million. As of May 26, 2020, the Company had an outstanding repurchase agreement related to investment securities with one counterparty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “could,” “would,” “should,” “may”, “expect” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on estimates, projections, beliefs and assumptions of management of the Company at the time of such statements and are not guarantees of future performance. Forward-looking statements involve risks and uncertainties in predicting future results and conditions. Actual results and outcomes could differ materially from those projected in these forward-looking statements due to a variety of factors, including, without limitation:

•	changes in our business and investment strategy;

•	changes in interest rates and the fair market value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;

•	changes in credit spreads;

•	changes in the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae;

•	general volatility of the markets in which we invest;

•	changes in prepayment rates on the loans we own or that underlie our investment securities;

•	increased rates of default or delinquencies and/or decreased recovery rates on our assets;

•	our ability to identify and acquire our targeted assets, including assets in our investment pipeline;

•	changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;

•	our ability to predict and control costs;

•	changes in governmental laws, regulations or policies affecting our business, including in response to COVID-19;

•	our ability to make distributions to our stockholders in the future;

•	our ability to maintain our qualification as a REIT for federal tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•
risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the market for Agency RMBS, non-Agency RMBS, ABS and CMBS securities, residential loans, structured multi-family investments and other mortgage-, residential housing- and credit-related assets, including changes resulting from the ongoing spread and economic effects of COVID-19; and

•	the impact of COVID-19 on us, our operations and our personnel.

These and other risks, uncertainties and factors, including the risk factors described herein and in Part I, Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Special Note Regarding COVID-19 Pandemic
Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of the effects of the COVID-19 pandemic on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third-party providers’ ability to support our operations, any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

•
“Agency CMBS” refers to CMBS representing interests in or obligations backed by pools of multi-family mortgage loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•	“Agency fixed-rate RMBS” refers to Agency RMBS comprised of fixed-rate RMBS;

•
“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);

•	“ARMs” refers to adjustable-rate residential loans;

•	“CDO” refers to collateralized debt obligation;

•
“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities issued by a GSE, as well as PO, IO or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” owned the first loss POs and certain IOs and certain senior or mezzanine securities that we consolidated in our financial statements in accordance with GAAP;

•
“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs and senior securities that we consolidate in our financial statements in accordance with GAAP;

•
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE and that we consolidate in our financial statements in accordance with GAAP;

•	“distressed residential loans” refers to pools of seasoned re-performing, non-performing and other delinquent loans secured by first liens on one- to four-family properties;

•
“excess mortgage servicing spread” refers to the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and the base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract;

•	“GAAP” refers to generally accepted accounting principles within the United States;

•	“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•	“MBS” refers to mortgage-backed securities;

•
“Multi-family CDOs” refers to the debt that permanently finances the multi-family mortgage loans held by the Consolidated K-Series that we consolidated in our financial statements in accordance with GAAP;

•	“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•	“non-Agency RMBS” refers to RMBS that are not guaranteed by any agency of the U.S. Government or GSE;

•	“non-QM loans” refers to residential loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau;

•	“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•
“residential bridge loans” refers to short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit;

•
“Residential CDOs” refers to the debt that permanently finances the residential ARM loans held in the Company's residential loan securitization trusts and that we consolidate in our financial statements in accordance with GAAP;

•	“RMBS” refers to residential mortgage-backed securities backed by adjustable-rate, hybrid adjustable-rate or fixed-rate residential loans;

•	“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans;

•	“SLST CDOs” refers to the debt that permanently finances the residential loans held in Consolidated SLST that we consolidate in our financial statements in accordance with GAAP; and

•
“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing mortgage-related and residential-housing related assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive residential and multi-family assets, including investments that may have been sourced from distressed markets.

Executive Summary

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") as a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have prohibited large gatherings, including at sporting events, movie theaters, religious services and schools. Further, many regions, including the majority of U.S. states, have required additional measures, such as shelter-in-place and stay-at-home orders. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. These conditions, or some level thereof, are expected to continue over the near term and may prevail throughout 2020.

Beginning in mid-March, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 23, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets and improve liquidity, we executed the following measures during the three months ended March 31, 2020:

•	Sold approximately $2.0 billion of assets, recognizing a total net loss of approximately $301.7 million.

•	Terminated interest rate swap positions with an aggregate notional value of $495.5 million, recognizing a total net loss of $44.1 million.

•	Reduced our outstanding repurchase agreements by $1.7 billion from year-end levels, reducing our overall leverage to less than one times as of March 31, 2020.

In addition, subsequent to March 31, 2020, we took the following actions:

•
Settled outstanding receivable for securities sold as of March 31, 2020 in the amount of $213.6 million and obtained additional financing in the amount of $248.8 million for residential loans pledged under a repurchase agreement.

•
Used the proceeds from the transactions immediately described above, combined with $137.2 million in cash margin outstanding as of March 31, 2020, to terminate repurchase agreements to finance investment securities, repaying $562.9 million and further reducing overall leverage to 0.7 times as of April 7, 2020.

•
Announced that as of April 7, 2020, we have total outstanding repurchase agreement financing of $1.1 billion, comprised of $150.4 million of outstanding repurchase agreement financing with one counterparty collateralized by non-Agency RMBS and $962.2 million of outstanding repurchase agreement financing secured by residential loans.

•	Announced that we are current on all of our repurchase agreement payment obligations and no longer needed to enter into forbearance agreements with our financing counterparties.

We believe these actions have allowed us to better navigate these difficult market conditions.

In March, we transitioned to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact.

Our targeted investments include the following (i) residential loans, including distressed residential loans, non-QM loans, second mortgages, residential bridge loans and other residential loans, (ii) structured multi-family property investments such as multi-family CMBS and preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS and (v) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to continue to focus on our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. In light of recent market turmoil related to the COVID-19 pandemic, we expect to maintain a defensive posture in the near term as it relates to new investments until we have greater clarity of market and economic conditions as COVID-19 related restrictions are reduced and states "re-open."

Prior to the recent turmoil in the financial markets, we sought to achieve a balanced and diverse funding mix to finance our assets and operations, which included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer term repurchase agreement borrowings with terms between one year and 24 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year. As result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, looking forward, we expect to place a greater emphasis on procuring stable, longer-termed financing, such as securitizations and term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. While longer-termed financings may involve greater expense relative to repurchase agreement funding, we believe, over time, this approach may better allow us to manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. We have explored and will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

Portfolio Update

In March, as a direct result of the negative impact of the COVID-19 pandemic on our markets, we executed an extensive portfolio reduction to improve our liquidity and risk management exposures, including approximately $1.9 billion in securities sales.

The following table presents the activity for our investment portfolio for the three months ended March 31, 2020 (dollar amounts in thousands):

	December 31, 2019	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	March 31, 2020
Investment securities
Agency securities
Agency RMBS (3)	$922,877	$60,925	$(43,783)	$(930,391)	$(9,628)	$—
Agency CMBS (3) (4)	50,958	—	(77)	(145,411)	94,530	—
Total agency securities	973,835	60,925	(43,860)	(1,075,802)	84,902	—
Non-Agency RMBS	715,314	273,897	(93,281)	(130,948)	(188,874)	576,108
CMBS (5)	267,777	72,896	(5,667)	(114,038)	47,888	268,856
ABS	49,214	—	—	—	(6,870)	42,344
Total investment securities available for sale	2,006,140	407,718	(142,808)	(1,320,788)	(62,954)	887,308
Consolidated SLST (6)	276,770	39,984	(1,152)	(62,602)	(70,221)	182,779
Consolidated K-Series (7)	1,092,295	—	(92,425)	(555,218)	(444,652)	—
Total investment securities	3,375,205	447,702	(236,385)	(1,938,608)	(577,827)	1,070,087
Residential loans	1,632,510	153,821	(86,220)	(49,960)	(91,820)	1,558,331
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	370,010	30,546	(7,711)	—	(1,588)	391,257
Other investments (8)	16,870	763	(105)	(313)	(2,204)	15,011
Totals	$5,394,595	$632,832	$(330,421)	$(1,988,881)	$(673,439)	$3,034,686

(1)	Primarily includes principal repayments and preferred equity redemptions.

(2)
Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion and transfers within investment categories.

(3)	Agency RMBS issued by Consolidated SLST is included in footnote (6) below. Agency CMBS issued by the Consolidated K-Series as of December 31, 2019 is included in footnote (7) below.

(4)	Includes transfers of Agency CMBS issued by the Consolidated K-Series as a result of de-consolidation of the Consolidated K-Series and the subsequent sale of these Agency CMBS during the quarter.

(5)	Includes IOs and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation with a total fair value of $124.2 million as of March 31, 2020.

(6)
Consolidated SLST is presented on our condensed consolidated balance sheets as of December 31, 2019 and March 31, 2020, respectively, as residential loans, at fair value and residential collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements follows (dollar amounts in thousands):

	December 31, 2019	March 31, 2020
Residential loans, at fair value	$1,328,886	$1,218,299
Deferred interest (a)	713	(528)
Less: Residential collateralized debt obligations, at fair value	(1,052,829)	(1,034,992)
Consolidated SLST investment securities owned by NYMT	$276,770	$182,779

(a)	Included in receivables and other assets on our condensed consolidated balance sheets.

(7)
The Consolidated K-Series are presented on our condensed consolidated balance sheets as multi-family loans held in securitization trusts, at fair value and multi-family collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of December 31, 2019 follows (dollar amounts in thousands):

December 31, 2019
Multi-family loans held in securitization trusts, at fair value	$17,816,746
Less: Multi-family collateralized debt obligations, at fair value	(16,724,451)
Consolidated K-Series investment securities owned by NYMT	$1,092,295

(8)
Includes real estate under development in Consolidated VIEs in the amounts of $14.8 million and $14.5 million as of March 31, 2020 and December 31, 2019, respectively, and other loan investments in the amounts of $0.2 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively.

Current Market Conditions and Commentary
The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for mortgage, housing and credit assets in the marketplace, the ability of our operating partners and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

During the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets have experienced significant volatility as a result of the ongoing COVID-19 pandemic. We expect this volatility may continue over the near term and may prevail throughout 2020 due to the heightened uncertainty relating to the duration and potential impact of the pandemic. The significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates, unprecedented illiquidity in repurchase agreement financing and MBS markets and declines in the fair value of many of our investments. These conditions have put significant pressure on the mortgage REIT industry, including financing operations, asset pricing and liquidity demands.

The market conditions discussed below significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March by the ongoing COVID-19 pandemic:

General. Global and U.S. equity markets experienced the steepest decline since the 2008 recession during the first quarter of 2020, driven by the response to the COVID-19 pandemic. As a result of stay-at-home or shelter-in-place orders issued by state and local governments throughout the country, many businesses switched to remote work or canceled or reduced operations. In addition, consumers responded by reducing or redirecting their spending. U.S. economic data released over the past quarter shows that the U.S. economy has greatly contracted with U.S. gross domestic product (“GDP”) estimated to have decreased by 4.8% (advance estimate) in the first quarter of 2020, down from GDP growth of 2.1% (revised) in the fourth quarter of 2019. We expect GDP growth and the labor market data in the second quarter of 2020 to indicate a further decline as the economic consequences of the COVID-19 pandemic unfold.

The U.S. labor market remained strong through February before similarly declining in March as many businesses began responding to the stay-at-home orders by laying off employees. According to the U.S. Department of Labor, the U.S. unemployment rate increased to 4.4% as of the end of March. Total nonfarm payroll employment posted a decrease of 870,000 jobs during March 2020, as compared to an average increase of 196,000 jobs per month for the prior year. The effects of the COVID-19 pandemic and efforts to contain it were further felt in April as the unemployment rate rose to 14.7% according to the U.S. Department of Labor. Total nonfarm payroll employment posted a decrease of 20,500,000 jobs during April.

Single-Family Homes and Residential Mortgage Market. The residential real estate market displayed signals of modest growth into the first half of the first quarter of 2020. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller Home Price Indices for February 2020 showed that, on average, home prices increased 3.5% for the 20-City Composite over February 2019, up from 3.1% the previous month. Data from the S&P Dow Jones Indices for March is not available currently, but we would expect the data to reflect the negative impact of the stay-at-home orders that have closed much of the economy by causing home price increases to moderate. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 962,000 during the three months ended March 31, 2020, as compared to an annual rate of 894,000 for the year ended December 31, 2019; however, the preliminary estimate for March of 856,000 housing starts was 17.5% below February levels. Declining single-family housing fundamentals may adversely impact the borrowers of our residential mortgage loans and those that underlie our RMBS, and thus the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. As of April 30, 2020, borrowers under 17.2% of our residential loan portfolio where we control the servicing had requested some form of payment deferral.

Multi-family Housing. Apartments and other residential rental properties experienced a slight average increase in the first quarter of 2020. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 492,000 during the three months ended March 31, 2020, compared to 391,000 for the year ended December 31, 2019. However, starts on multi-family homes containing five units or more steadily declined each month during the first quarter of 2020, eventually reaching 347,000 in March, a 44% decrease from January 2020 levels. Moreover, with record jobless claims filed in recent months, the financial ability of households to meet their rental payment obligations is a present and growing concern. Data released by the National Multifamily Housing Council (“NMHC”) shows that 80.2% of professionally-managed apartment households made a full or partial May rent payment by May 6, 2020 in its survey of 11.4 million professionally-managed apartment units across the country. This represents a 1.5-percentage point decrease in the share who paid rent through May 6, 2019 and compares to 78.0% that had paid by April 6, 2020. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. As of April 30, 2020, the Company had one operating partner in forbearance with an outstanding loan balance representing approximately 1.1% of our total preferred equity and mezzanine loan investment portfolio. Weakness in the multi-family housing sector, including, among other things, widening capitalization rates, reduced demand, increased vacancy rates, increased tenant lease defaults and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.
Credit Spreads. Credit spreads held steady during the first part of the first quarter of 2020 and then began to sharply widen in March as the economy became impacted by the COVID-19 pandemic. This widening had a negative impact on the value of many of our credit sensitive assets, whereas tightening credit spreads generally increase the value of many of our credit sensitive assets.

Financing markets. During the first quarter of 2020, the bond market experienced volatility with the closing yield of the 10-year U.S. Treasury Note trading between 0.54% and 1.88% during the quarter, closing the quarter at 0.70%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the first quarter of 2020, the Treasury curve increased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 47 basis points, up 13 basis points from December 31, 2019. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The U.S. economy remained strong through January and February of 2020. Despite this, the Federal Reserve has been conducting large scale overnight repo operations since late 2019 to address disruptions in the U.S. Treasury, Agency debt and Agency RMBS financing markets. These operations have been increased substantially due to the funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic. The Federal Reserve has taken a number of other actions to stabilize markets as a result of the impact of the COVID-19 pandemic. On Sunday, March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. The Federal Reserve also lowered the federal funds rate by 100 basis points to a range of 0.0% - 0.25%, after having already lowered the federal funds rate by 50 basis points on March 3, 2020.
The markets for U.S. Treasuries, MBS and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis. Many of these markets experienced severe dislocations during the second half of March, which resulted in forced selling of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on the morning of Monday, March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support smooth market functioning. Since that date, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The FHFA has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. In addition, governors of several states have issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts have enacted emergency rules delaying hearings related to evictions or foreclosures. Further, the FHFA recently announced a loan payment deferment plan for Agency multi-family borrowers facing hardship from revenue losses caused by COVID-19, with the condition that these borrowers suspend all evictions for renters unable to pay rent due to the impact of COVID-19. We anticipate that the number of our operating partners and borrowers of our residential loans and those that underlie our investment securities that become delinquent or default on their financial obligations may increase significantly as a result of the ongoing pandemic and such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The CARES Act, which was signed into law on March 27, 2020, provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), provided funding to hospitals and health care providers, provided loans and investments to businesses, states and municipalities and provided grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts.
In 2017, policymakers announced that LIBOR will be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new Secured Overnight Funding Rate ("SOFR"), a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Federal Reserve and the Treasury’s Office of Financial Research. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will likely become the new benchmark for hedges and a range of interest rate investments.
The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic and the upcoming presidential and Congressional elections in the United States. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

First Quarter 2020 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2020 (dollar amounts in thousands, except per share data):

Three Months Ended March 31, 2020
Net interest income	$47,082
Net loss attributable to Company's common stockholders	$(598,680)
Net loss attributable to Company's common stockholders per share (basic)	$(1.71)
Comprehensive loss attributable to Company's common stockholders	$(740,844)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(2.11)
Book value per common share	$3.89
Economic return on book value for the quarter (1)	(32.7)%

(1)	Economic return on book value is based on the change in GAAP book value per common share plus dividends declared per common share, if any, during the period.

Developments

•	We experienced unprecedented market conditions resulting from the COVID-19 pandemic. In response, we took the following actions to manage our portfolio through the disruption and improve liquidity:

•
Sold all of our first loss POs and certain mezzanine CMBS securities issued by the Consolidated K-Series for total sales proceeds of $555.2 million, recognized a net realized loss of $54.1 million and reversed previously recognized net unrealized gains of $168.5 million. As a result of the sales, we de-consolidated $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations. We consolidated the Consolidated K-Series in accordance with U.S. GAAP, but had no claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by the first loss POs, IOs and certain senior and mezzanine securities that we owned).

•
Sold $1.4 billion of investment securities, including $993.0 million of Agency RMBS, $145.4 million of Agency CMBS, $130.9 million of non-Agency RMBS and $114.0 million of CMBS investment securities and recognized a net realized loss of $58.7 million.

•	Sold residential loans for approximately $50.0 million in proceeds, recognized a realized loss of $16.2 million and reversed previously recognized unrealized gains of $4.5 million.

•
Terminated interest rate swaps resulting in a net realized loss of $73.1 million, which was partially offset by the reversal of previously recognized unrealized losses of $29.0 million for a total net loss of $44.1 million.

•	Reduced outstanding repurchase agreements for investment securities by $1.6 billion from year-end levels, resulting in a portfolio leverage ratio of 0.7 times as of March 31, 2020.

•	Prior to the market disruption, we acquired residential and multi-family credit assets totaling $531.2 million.

•	During the first half of the quarter, we issued 85.1 million shares of common stock collectively through two underwritten public offerings, resulting in total net proceeds of $511.9 million.

Subsequent Developments

In addition to the actions above, in early April 2020, we settled our outstanding receivable for securities sold as of March 31, 2020 in the amount of $213.6 million and obtained additional financing in the amount of $248.8 million for residential loans pledged under a repurchase agreement. Using the proceeds from these transactions, combined with $137.2 million in previously pledged cash margin, we terminated investment securities repurchase agreements, repaying $562.9 million.

As of April 7, 2020, we had approximately $200 million in cash and cash equivalents, $1.5 billion in total unencumbered investment portfolio and a portfolio leverage ratio of 0.6 times.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. A discussion of the critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 and under “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2020 and December 31, 2019, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, short-term and longer-term repurchase agreements borrowings, CDOs, securitized debt and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands). As previously discussed, in an effort to manage our portfolio through the unprecedented turmoil in the financial markets and improve liquidity, we sold our entire Agency CMBS and Agency RMBS portfolio during March:

At March 31, 2020:

	Single- Family Credit	Multi- Family Credit	Other	Total
Investment securities available for sale, at fair value	$576,108	$268,856	$42,344	$887,308
Residential loans, at fair value	2,776,630	—	—	2,776,630
Residential collateralized debt obligations, at fair value	(1,034,992)	—	—	(1,034,992)
Residential collateralized debt obligations	(38,959)	—	—	(38,959)
Investments in unconsolidated entities	66,790	145,175	—	211,965
Preferred equity and mezzanine loan investments	—	179,292	—	179,292
Other investments (1)	242	14,769	—	15,011
Carrying value	2,345,819	608,092	42,344	2,996,255
Liabilities:
Repurchase agreements	(1,047,987)	(380,137)	—	(1,428,124)
Subordinated debentures	—	—	(45,000)	(45,000)
Convertible notes	—	—	(133,534)	(133,534)
Cash and restricted cash (2)	65,695	112,899	167,513	346,107
Other	57,001	202,767	4,979	264,747
Net capital allocated	$1,420,528	$543,621	$36,302	$2,000,451

Total Leverage Ratio (3)				0.8
Portfolio Leverage Ratio (4)				0.7

(1)
Includes real estate under development in the amount of $14.8 million and other loan investments in the amount of $0.2 million, both of which are included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(2)	Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(3)
Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include SLST CDOs amounting to $1.0 billion and Residential CDOs amounting to $39.0 million that are consolidated in the Company's financial statements as they are non-recourse debt for which the Company has no obligation.

(4)	Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2019:

	Agency	Single-Family Credit	Multi- Family Credit	Other	Total
Investment securities available for sale, at fair value	$973,835	$715,314	$267,777	$49,214	$2,006,140
Residential loans, at fair value	26,239	2,732,401	—	—	2,758,640
Residential collateralized debt obligations, at fair value	—	(1,052,829)	—	—	(1,052,829)
Residential loans, net	—	202,756	—	—	202,756
Residential collateralized debt obligations	—	(40,429)	—	—	(40,429)
Investments in unconsolidated entities	—	65,573	124,392	—	189,965
Preferred equity and mezzanine loan investments	—	—	180,045	—	180,045
Multi-family loans held in securitization trusts, at fair value	88,359	—	17,728,387	—	17,816,746
Multi-family collateralized debt obligations, at fair value	—	—	(16,724,451)	—	(16,724,451)
Other investments (1)	—	3,119	14,464	—	17,583
Carrying value	1,088,433	2,625,905	1,590,614	49,214	5,354,166
Liabilities:
Repurchase agreements	(945,926)	(1,347,600)	(811,890)	—	(3,105,416)
Subordinated debentures	—	—	—	(45,000)	(45,000)
Convertible notes	—	—	—	(132,955)	(132,955)
Hedges (net) (2)	15,878	—	—	—	15,878
Cash and restricted cash (3)	9,738	44,604	4,152	63,118	121,612
Goodwill	—	—	—	25,222	25,222
Other	(1,449)	54,895	(10,123)	(71,801)	(28,478)
Net capital allocated	$166,674	$1,377,804	$772,753	$(112,202)	$2,205,029

Total Leverage Ratio (4)					1.5
Portfolio Leverage Ratio (5)					1.4

(1)
Includes real estate under development in the amount of $14.5 million, other loan investments in the amount of $2.4 million and deferred interest related to residential loans, at fair value held in Consolidated SLST of $0.7 million, all of which are included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(2)	Includes derivative liabilities of $29.0 million netted against a $44.8 million variation margin.

(3)	Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(4)
Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include Multi-family CDOs amounting to $16.7 billion, SLST CDOs amounting to $1.1 billion and Residential CDOs amounting to $40.4 million that are consolidated in the Company's financial statements as they are non-recourse debt for which the Company has no obligation.

(5)	Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

Analysis of Changes in Book Value Per Share

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2020 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2020
	Amount	Shares	Per Share (1)
Beginning Balance	$1,683,911	291,371	$5.78
Cumulative-effect adjustment for implementation of fair value option (2)	12,284
Common stock issuance, net (3)	513,869	86,094
Balance after cumulative-effect adjustment and share issuance activity	2,210,064	377,465	5.86
Dividends declared	—		—
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (4)	(142,164)		(0.38)
Net loss attributable to Company's common stockholders	(598,680)		(1.59)
Ending Balance	$1,469,220	377,465	$3.89

(1)	Outstanding shares used to calculate book value per common share for the three months ended March 31, 2020 are 377,465,405.

(2)
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and elected to apply the fair value option provided by ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief to our residential loans, net, preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity investments that are accounted for under the equity method, resulting in a cumulative-effect adjustment to beginning book value of our common stock and book value per common share.

(3)	Includes amortization of stock based compensation.

(4)	The decreases primarily relate to unrealized losses in our investment securities due to reductions in pricing.

Results of Operations

Beginning in mid-March, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets, which in turn has negatively impacted liquidity and pricing of our assets. While we have taken a number of steps in response to these conditions as discussed above, the COVID-19 pandemic and related disruptions in the real estate, mortgage and financial markets have materially negatively affected and is expected to continue to negatively affect our business. The factors described above and throughout this Quarterly Report on Form 10-Q (particularly as related to the COVID-19 pandemic) have driven the majority of our results of operations for the three months ended March 31, 2020, and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions.
The following discussion provides information regarding our results of operations for the three months ended March 31, 2020 and 2019, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases in 2020 refer to the change in results for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.

The following table presents the main components of our net (loss) income for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019	$ Change
Net interest income	$47,082	$26,203	$20,879
Total non-interest (loss) income	(622,003)	30,865	(652,868)
Total general, administrative and operating expenses	13,885	12,644	1,241
(Loss) income from operations before income taxes	(588,806)	44,424	(633,230)
Income tax (benefit) expense	(239)	74	(313)
Net (loss) income attributable to Company	(588,383)	44,139	(632,522)
Preferred stock dividends (1)	10,297	5,925	4,372
Net (loss) income attributable to Company's common stockholders	(598,680)	38,214	(636,894)
Basic (loss) earnings per common share	$(1.71)	$0.22	$(1.93)
Diluted (loss) earnings per common share	$(1.71)	$0.21	$(1.92)

(1)	Includes accumulated dividends for the three months ended March 31, 2020.

Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS, residential loans and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The $20.9 million increase in net interest income in 2020 was primarily driven by a $1.5 billion increase in average interest earning assets in our single-family and multi-family credit portfolios from purchase activity since March 31, 2019. The increase in average interest earnings assets was funded by a combination of the equity capital raised and increased borrowings in our repurchase agreements over the last twelve months. The net interest margin was 2.92% for the three months ended March 31, 2020, an improvement of 52 basis points primarily due to lower financing costs which began in the third quarter of last year. The average interest earning assets for the three months ended March 31, 2020 was minimally impacted by our $2.0 billion in asset sales in response to the impacts of the COVID-19 pandemic as these sales were completed late in the quarter. Due to the significant portfolio reduction as a response to the COVID-19 market turmoil, the Company expects second quarter net interest income to decrease significantly.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

Three Months Ended March 31, 2020

	Agency (1)	Single-Family Credit (2) (4)	Multi- Family Credit (3) (4)	Other (8)	Total
Interest Income (5)	$6,402	$34,321	$30,214	$1,379	$72,316
Interest Expense	(4,930)	(10,205)	(6,715)	(3,384)	(25,234)
Net Interest Income (Expense)	$1,472	$24,116	$23,499	$(2,005)	$47,082

Average Interest Earning Assets (4) (6)	$1,074,013	$2,591,264	$1,116,461	$50,333	$4,832,071
Average Yield on Interest Earning Assets (7)	2.38%	5.30%	10.82%	10.96%	5.99%
Average Portfolio Financing Cost (8)	(2.28)%	(3.16)%	(3.90)%	—	(3.07)%
Portfolio Net Interest Margin (9)	0.10%	2.14%	6.92%	10.96%	2.92%
Three Months Ended March 31, 2019

	Agency (1)	Single-Family Credit	Multi- Family Credit (3) (4)	Other (8)	Total
Interest Income (5)	$7,568	$19,384	$24,233	$—	$51,185
Interest Expense	(6,360)	(8,832)	(6,357)	(3,433)	(24,982)
Net Interest Income (Expense)	$1,208	$10,552	$17,876	$(3,433)	$26,203

Average Interest Earning Assets (4) (6)	$1,053,529	$1,312,263	$927,201	$—	$3,292,993
Average Yield on Interest Earning Assets (7)	2.87%	5.91%	10.45%	—	6.22%
Average Portfolio Financing Cost (8)	(2.76)%	(4.71)%	(4.37)%	—	(3.82)%
Portfolio Net Interest Margin (9)	0.11%	1.20%	6.08%	—	2.40%

(1)	Includes Agency RMBS and Agency CMBS.

(2)
The Company, through its ownership of certain securities during the three months ended March 31, 2020, has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are owned by the Company. A reconciliation of net interest income generated by our single-family credit portfolio to our condensed consolidated financial statements for the three months ended March 31, 2020 is set forth below (dollar amounts in thousands):

Three Months Ended March 31, 2020
Interest income, residential loans	$34,300
Interest income, investment securities available for sale (a)	8,556
Interest expense, SLST CDOs (b)	(8,535)
Interest income, Single-Family Credit, net	34,321
Interest expense, repurchase agreements	(9,968)
Interest expense, Residential CDOs (b)	(237)
Net interest income, Single-Family Credit	$24,116

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(b)	Included in the Company’s accompanying condensed consolidated statements of operations in interest expense, residential collateralized debt obligations.

(3)
Prior to the sale of first loss POs in 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family credit portfolio to our condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income, multi-family loans held in securitization trusts	$151,841	$111,768
Interest income, investment securities available for sale (a)	2,762	4,255
Interest income, preferred equity and mezzanine loan investments	5,373	5,007
Interest expense, multi-family collateralized debt obligations	(129,762)	(96,797)
Interest income, Multi-Family Credit, net	30,214	24,233
Interest expense, repurchase agreements	(6,715)	(5,863)
Interest expense, securitized debt	—	(494)
Net interest income, Multi-Family Credit	$23,499	$17,876

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(4)
Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST (for the three months ended March 31, 2020) and Consolidated K-Series assets other than those securities owned by the Company.

(5)	Includes interest income earned on cash accounts held by the Company.

(6)	Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(7)	Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(8)
Average Portfolio Financing Cost was calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the three months ended March 31, 2020 and 2019, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Subordinated debentures	$649	$741
Convertible notes	2,735	2,691
Total	$3,384	$3,432

(9)
Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures and convertible notes.

Non-interest (Loss) Income

Realized (Losses) Gains, Net

As previously discussed, the Company sold approximately $2.0 billion of assets during the three months ended March 31, 2020. The following table presents the components of realized (losses) gains, net recognized for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Investment securities and related hedges	$(131,835)	$16,801	$(148,636)
Residential loans	(16,083)	5,205	(21,288)
Total realized (losses) gains, net	$(147,918)	$22,006	$(169,924)

In 2020, the Company recognized net realized losses of $58.7 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. In 2019, the Company recognized $16.8 million of net realized gains on sales of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs.

The Company also recognized net realized losses on residential loans in 2020, primarily due to the sale of a pool of re-performing loans with an aggregate unpaid principal balance of $70.1 million that resulted in a realized loss of $16.2 million. In 2019, the Company recognized net realized gains on residential loans, primarily as a result of $4.4 million and $1.2 million in realized gains recognized on the sale and payoff of residential loans, respectively.

Realized Loss on De-consolidation of Multi-family Loans Held in Securitization Trusts and Multi-family Collateralized Debt Obligations, Net

As previously discussed, the Company sold its entire position of first loss POs, and certain mezzanine securities, issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations.

Unrealized (Losses) Gains, Net

The disruptions of the financial markets due to the COVID-19 pandemic have caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the three months ended March 31, 2020. The following table presents the components of unrealized (losses) gains, net recognized for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Investment securities and related hedges	$(70,590)	$(14,586)	$(56,004)
Residential loans	(83,409)	7,884	(91,293)
Consolidated SLST	(66,134)	—	(66,134)
Consolidated K-Series	(171,011)	9,410	(180,421)
Preferred equity and mezzanine loan investments	(5,636)	—	(5,636)
Total unrealized (losses) gains, net	$(396,780)	$2,708	$(399,488)

In 2020, the Company recognized a $399.5 million increase in net unrealized losses. These losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and the Company's response thereto, including $2.0 billion in asset sales and a significant decrease in asset valuations over the last two weeks of the quarter. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are net unrealized gain reversals due to sales and interest rate swap terminations during the first quarter of 2020 totaling $139.1 million. Unrealized losses on investments securities that remained in our investment portfolio at March 31, 2020 in the amount of $99.9 million were due to decreases in valuation.

Impairment of Goodwill

In 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. This analysis yielded an impairment of the entire goodwill balance of $25.2 million.

Other Income

The following table presents the components of other income for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Income from preferred equity investments accounted for as equity (1)	$(963)	$1,445	$(2,408)
Income from joint venture equity investments in multi-family properties	239	3,648	(3,409)
Income from entities that invest in residential properties and loans	1,218	232	986
Preferred equity and mezzanine loan premiums resulting from early redemption (2)	54	2,842	(2,788)
Losses in Consolidated VIEs (3)	(342)	(514)	172
Miscellaneous income	1,829	75	1,754
Total other income	$2,035	$7,728	$(5,693)

(1)	Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

(2)	Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

(3)
Losses in Consolidated VIEs exclude income or loss from the Consolidated K-Series and Consolidated SLST and are offset by allocations of losses or increased by allocations of income to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $0.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

The decrease in other income in 2020 is primarily due to $4.3 million in unrealized losses recognized on preferred equity investments accounted for as equity during the current period and a $3.4 million decrease in unrealized gains on joint venture equity investments in multi-family properties from the period ended March 31, 2019. The change was also due to a $2.8 million decrease in income from preferred equity and mezzanine loan premiums resulting from early redemptions from the period ended March 31, 2019.

Expenses

The following tables present the components of general, administrative and operating expenses for the three months ended March 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$7,185	$5,671	$1,514
Professional fees	1,773	1,138	635
Base management and incentive fees	—	723	(723)
Other	1,848	1,378	470
Total general and administrative expenses	$10,806	$8,910	$1,896

The increase in compensation is primarily due to an increase in employee headcount as part of the internalization and expansion of our single-family credit investment platform and overall asset growth which was partially offset by the elimination of management fees. Professional fees also increased in the current period as a result of additional legal expenses incurred in March in connection with the disruptions in the financial markets.

	Three Months Ended March 31,
	2020	2019	$ Change
Operating Expenses
Expenses related to residential loans	$3,079	$3,252	$(173)
Expenses related to real estate held for sale in Consolidated VIEs	—	482	(482)
Total	$3,079	$3,734	$(655)

Comprehensive (Loss) Income

The main components of comprehensive (loss) income for the three months ended March 31, 2020 and 2019, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(598,680)	$38,214	$(636,894)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Agency RMBS	—	16,796	(16,796)
Non-Agency RMBS	(115,139)	4,622	(119,761)
CMBS	(20,188)	5,294	(25,482)
Total	(135,327)	26,712	(162,039)
Reclassification adjustment for net gain included in net (loss) income	(6,837)	(13,665)	6,828
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(142,164)	13,047	(155,211)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(740,844)	$51,261	$(792,105)

The changes in other comprehensive income ("OCI") in the 2020 period can be attributed primarily to a decrease in the fair value of our investment securities where fair value option was not elected as a result of general spread widening due to the market turmoil caused by the COVID-19 pandemic. Additionally, previously recognized unrealized gains reported in OCI were reclassified to net loss in relation to the sale of certain investment securities during the 2020 period.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI.

Balance Sheet Analysis

As of March 31, 2020, we had approximately $4.7 billion of total assets. Included in this amount was approximately $1.2 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP.

As of December 31, 2019, we had approximately $23.5 billion of total assets, $17.9 billion of which represented assets comprising the Consolidated K-Series that we consolidated in accordance with GAAP. The Company subsequently sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series resulting in the de-consolidation of $17.4 billion in multi-family loan assets. The Company had no claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities that were owned by the Company). As of December 31, 2019, Consolidated SLST assets amounted to approximately $1.3 billion.

For a reconciliation of our actual interests in Consolidated SLST and the Consolidated K-Series to our financial statements, see “Capital Allocation” and “Portfolio Net Interest Margin” above.

Investment Securities

At March 31, 2020, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our securities investments also included first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2020, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of March 31, 2020 as compared to December 31, 2019 is primarily due to our $1.9 billion in sales related to our COVID-19 response, including $1.1 billion of our entire portfolio of Agency securities (including Agency RMBS issued by Consolidated SLST), $555.2 million of first loss POs and certain mezzanine securities issued by the Consolidated K-Series, $130.9 million of non-Agency RMBS and $114.0 million of CMBS.

The following tables summarize our investment securities portfolio as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$236,602	$236,785	$—	$(37,886)	$198,899	4.43%	4.46%	$3,124
Mezzanine	257,275	253,610	—	(44,523)	209,087	4.81%	5.06%	72,659
Subordinated	238,748	228,180	153	(66,478)	161,855	5.24%	5.33%	106,999
IO	770,502	8,073	314	(2,120)	6,267	0.45%	5.94%	—
Total Non-Agency RMBS	1,503,127	726,648	467	(151,007)	576,108	2.32%	4.95%	182,782
CMBS
Mezzanine	236,924	228,559	—	(35,719)	192,840	4.62%	5.32%	139,993
Subordinated	6,000	6,000	—	(2,087)	3,913	2.91%	8.74%	—
IO	12,351,933	81,843	—	(9,740)	72,103	0.10%	4.71%	40,939
Total CMBS	12,594,857	316,402	—	(47,546)	268,856	0.17%	5.15%	180,932
ABS
Residuals	113	49,820	—	(7,476)	42,344	—	10.99%	—
Total ABS	113	49,820	—	(7,476)	42,344	—	10.99%	—
Total - AFS	$14,098,097	$1,092,870	$467	$(206,029)	$887,308	0.88%	5.35%	$363,714
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$214,647	$—	$(59,238)	$155,409	4.69%	4.88%	$150,445
IO	223,563	34,349	—	(6,979)	27,370	3.50%	8.39%	—
Total Non-Agency RMBS	480,370	248,996	—	(66,217)	182,779	4.13%	5.37%	150,445
Total - Consolidated SLST	$480,370	$248,996	$—	$(66,217)	182,779	4.13%	5.37%	$150,445
Total Investment Securities	$14,578,467	$1,341,866	$467	$(272,246)	$1,070,087	0.55%	5.34%	$514,159
Receivable for Consolidated K-Series POs sold	$—	$211,174	$—	$—	$211,174	—	—	$199,205
Total	$14,578,467	$1,553,040	$467	$(272,246)	$1,281,261	0.55%	5.34%	$713,364

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

	December 31, 2019
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$836,223	$867,236	$7,397	$(6,162)	$868,471	3.38%	2.61%	$746,834
Agency ARMs	53,038	55,740	13	(1,347)	54,406	3.21%	1.68%	41,765
Total Agency RMBS	889,261	922,976	7,410	(7,509)	922,877	3.37%	2.55%	788,599
Agency CMBS
Senior	51,184	51,334	19	(395)	50,958	2.45%	2.41%	48,640
Total Agency CMBS	51,184	51,334	19	(395)	50,958	2.45%	2.41%	48,640
Total Agency	940,445	974,310	7,429	(7,904)	973,835	3.36%	2.55%	837,239
Non-Agency RMBS
Senior	260,604	260,741	1,971	(13)	262,699	4.65%	4.66%	194,024
Mezzanine	285,760	281,743	8,713	—	290,456	5.24%	5.59%	179,424
Subordinated	150,961	150,888	2,518	(2)	153,404	5.64%	5.66%	70,390
IO	842,577	8,211	1,790	(1,246)	8,755	0.42%	5.93%	—
Total Non-Agency RMBS	1,539,902	701,583	14,992	(1,261)	715,314	2.68%	5.26%	443,838
CMBS
Mezzanine	261,287	254,620	13,300	(143)	267,777	5.00%	5.37%	142,230
Total CMBS	261,287	254,620	13,300	(143)	267,777	5.00%	5.37%	142,230
ABS
Residuals	113	49,902	—	(688)	49,214	—	10.70%	—
Total ABS	113	49,902	—	(688)	49,214	—	10.70%	—
Total - AFS	$2,741,747	$1,980,415	$35,721	$(9,996)	$2,006,140	3.25%	3.71%	$1,423,307
Consolidated K-Series
Agency CMBS
Senior	$86,355	$88,784	$—	$(425)	$88,359	2.74%	2.34%	$84,544
Total Agency CMBS	86,355	88,784	—	(425)	88,359	2.74%	2.34%	84,544
CMBS
Mezzanine	92,926	83,264	12,271	—	95,535	4.21%	5.70%	59,579
PO	1,375,874	654,849	169,678	—	824,527	—	13.98%	571,403
IO	12,364,412	83,960	138	(224)	83,874	0.10%	4.66%	38,678
Total CMBS	13,833,212	822,073	182,087	(224)	1,003,936	0.13%	12.10%	669,660
Total - Consolidated K-Series	$13,919,567	$910,857	$182,087	$(649)	$1,092,295	0.13%	11.92%	$754,204
Consolidated SLST
Agency RMBS
Senior	$25,902	$26,227	$11	$—	$26,238	2.83%	2.53%	$24,143
Total Agency RMBS	25,902	26,227	11	—	26,238	2.83%	2.53%	24,143
Non-Agency RMBS
Subordinated	256,093	215,034	—	(275)	214,759	5.62%	7.23%	150,448
IO	228,437	35,592	181	—	35,773	3.60%	8.58%	—
Total Non-Agency RMBS	484,530	250,626	181	(275)	250,532	4.67%	7.42%	150,448
Total - Consolidated SLST	$510,432	$276,853	$192	$(275)	$276,770	4.58%	6.96%	$174,591
Total Investment Securities	$17,171,746	$3,168,125	$218,000	$(10,920)	$3,375,205	0.69%	6.02%	$2,352,102

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Consolidated SLST and Consolidated K-Series

Consolidated SLST

The Company owns first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans of the securitization and the SLST CDOs issued to permanently finance these residential loans, representing Consolidated SLST.

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of March 31, 2020 is limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $182.8 million. As of December 31, 2019, our investment in Consolidated SLST was limited to the RMBS comprised of first loss subordinated securities, IOs and senior securities with an aggregate carrying value of $276.8 million.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities of Consolidated SLST as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands, except as noted):

	March 31, 2020	December 31, 2019
Current balance of loans	$1,300,630	$1,322,131
Number of loans	8,013	8,103
Current average loan size	$160,156	$162,804
Weighted average original loan term (in months)	351	351
Weighted average LTV at purchase	66.4%	66.2%
Weighted average credit score at purchase	711	711

Current Coupon:
3.00% or less	3.4%	3.8%
3.01% – 4.00%	35.7%	35.2%
4.01% – 5.00%	40.2%	40.2%
5.01% – 6.00%	12.3%	12.4%
6.01% and over	8.4%	8.4%

Delinquency Status:
Current	61.1%	47.6%
31 - 60	21.4%	35.5%
61 - 90	9.8%	13.1%
90+	7.7%	3.8%

Origination Year:
2005 or earlier	30.9%	30.9%
2006	15.4%	15.4%
2007	20.7%	20.7%
2008 or later	33.0%	33.0%

Geographic state concentration (greater than 5.0%):
California	11.1%	11.0%
Florida	10.6%	10.6%
New York	9.1%	9.1%
New Jersey	6.9%	6.9%
Illinois	6.6%	6.6%

Consolidated K-Series

During March, in response to the market turmoil related to the COVID-19 pandemic, the Company elected to sell its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. The Consolidated K-Series were comprised of multi-family mortgage loans held in, and related debt issued by, Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our SPEs, owned the first loss POs and, in certain cases, IOs and/or senior or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we were the primary beneficiary of these securitizations. Accordingly, we were required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements. The sales of the first loss POs and certain mezzanine securities issued by the Consolidated K-Series, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO, a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations. The Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

As of December 31, 2019, we owned 100% of the first loss POs of the Consolidated K-Series. We did not have any claims to the assets (other than those securities owned by the Company) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series was limited to the multi-family CMBS comprised of first loss POs, and, in certain cases, IOs, senior or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $1.1 billion as of December 31, 2019.

Multi-family CMBS - Consolidated K-Series Loan Characteristics:

The following table details the loan characteristics of the underlying multi-family mortgage loans that backed our multi-family CMBS first loss POs as of December 31, 2019 (dollar amounts in thousands, except as noted):

December 31, 2019
Current balance of loans	$16,759,382
Number of loans	828
Weighted average original LTV	68.2%
Weighted average underwritten debt service coverage ratio	1.48x
Current average loan size	$20,241
Weighted average original loan term (in months)	125
Weighted average current remaining term (in months)	84
Weighted average loan rate	4.12%
First mortgages	100%
Geographic state concentration (greater than 5.0%):
California	15.9%
Texas	12.4%
Florida	6.2%
Maryland	5.8%

Investment Securities Financing

Repurchase Agreements

In March, in reaction to the market turmoil related to the COVID-19 pandemic, our repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increased haircuts and reducing security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the entire mortgage REIT industry. In response, the Company significantly reduced its securities repurchase agreement exposure during the month, lowering its outstanding repurchase agreements by $1.6 billion from year-end levels and further reducing it by another $562.9 million in the first week of April. The Company will continue to evaluate the securities repurchase agreement market going forward before significantly increasing its exposure.

The Company has historically financed its investment securities primarily through repurchase agreements with third-party financial institutions. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2020	$1,694,933	$713,364	$2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

December 31, 2018	1,372,459	1,543,577	1,543,577
September 30, 2018	1,144,080	1,130,659	1,163,683
June 30, 2018	1,230,648	1,179,961	1,279,121
March 31, 2018	1,287,939	1,287,314	1,297,949

Residential Loans

As of March 31, 2020, all of Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on its condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following table details our distressed residential and other residential loans at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020			December 31, 2019
	Number of Loans	Unpaid Principal	Carrying Value	Number of Loans	Unpaid Principal	Carrying Value
Distressed Residential Loans (1)	6,900	$1,030,294	$950,831	7,713	$1,131,855	$1,098,867
Other Residential Loans (2)	3,153	$650,014	$607,500	2,700	$547,379	$533,643

(1)
As of December 31, 2019, the Company had 5,696 distressed residential loans with aggregate unpaid principal of $964.8 million and an aggregate carrying value of $940.1 million accounted for at fair value. The Company also had 2,017 distressed residential loans with aggregate unpaid principal of $167.0 million and an aggregate carrying value of $158.7 million accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

(2)
As of December 31, 2019, the Company had 2,534 other residential loans with an aggregate unpaid principal balance of $500.1 million and an aggregate carrying value of $489.6 million accounted for at fair value. The Company also had 166 residential ARM loans held in securitization trusts with an aggregate unpaid principal balance of $47.2 million and an aggregate carrying value of $44.0 million accounted for at amortized cost.

Characteristics of Our Residential Loans:

Loan to Value at Purchase (1)	March 31, 2020	December 31, 2019
50.00% or less	15.6%	15.4%
50.01% - 60.00%	12.9%	12.6%
60.01% - 70.00%	17.7%	17.9%
70.01% - 80.00%	19.9%	18.5%
80.01% - 90.00%	14.0%	14.5%
90.01% - 100.00%	9.8%	10.0%
100.01% and over	10.1%	11.1%
Total	100.0%	100.0%

(1)
For second mortgages, the Company calculates the combined loan to value. For residential bridge loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2020	December 31, 2019
550 or less	21.4%	22.1%
551 to 600	19.1%	20.4%
601 to 650	16.6%	17.1%
651 to 700	14.6%	14.2%
701 to 750	12.5%	12.1%
751 to 800	10.9%	10.4%
801 and over	4.9%	3.7%
Total	100.0%	100.0%

Current Coupon	March 31, 2020	December 31, 2019
3.00% or less	4.8%	5.1%
3.01% - 4.00%	17.7%	17.1%
4.01% - 5.00%	38.9%	38.4%
5.01% – 6.00%	16.7%	18.1%
6.01% and over	21.9%	21.3%
Total	100.0%	100.0%

Delinquency Status	March 31, 2020	December 31, 2019
Current	82.5%	80.8%
31 – 60 days	5.8%	6.4%
61 – 90 days	1.7%	2.6%
90+ days	10.0%	10.2%
Total	100.0%	100.0%

Origination Year	March 31, 2020	December 31, 2019
2007 or earlier	55.0%	59.3%
2008 - 2016	12.5%	13.8%
2017	5.6%	6.1%
2018	10.9%	11.0%
2019	15.8%	9.8%
2020	0.2%	—
Total	100.0%	100.0%

Residential Loan Financing

Repurchase Agreements

The Company has repurchase agreements with two third-party financial institutions to fund the purchase of residential loans, including both first and second mortgages. The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
March 31, 2020	$1,200,000	$715,436	$918,350	2.87%	8.28
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20

(1)	Includes residential loans, at fair value of $918.4 million and $881.2 million at March 31, 2020 and December 31, 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.

The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by residential loans, including both first and second mortgages (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2020	$731,245	$715,436	$744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

December 31, 2018	301,956	589,148	589,148
September 30, 2018	179,241	177,378	181,574
June 30, 2018	176,951	192,553	197,263
March 31, 2018	150,537	149,535	153,236

Residential Collateralized Debt Obligations

Included in our portfolio are residential ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005. All of the Company’s residential loans held in securitization trusts are pledged as collateral for Residential CDOs issued by the Company. The Company retained the owner trust certificates, or residual interest, in three securitization trusts. As of March 31, 2020 and December 31, 2019, we had Residential CDOs outstanding of $39.0 million and $40.4 million, respectively. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $7.4 million and $4.9 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the weighted average interest rate of these Residential CDOs was 1.56% and 2.41%, respectively.

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

As of March 31, 2020, all Preferred Equity and Mezzanine Loans were paying in accordance with their contractual terms.

As of January 1, 2020, the Company has elected to account for its Preferred Equity and Mezzanine Loans using the fair value option. Accordingly, balances presented below as of March 31, 2020 are stated at fair value. The following tables summarize our Preferred Equity and Mezzanine Loans as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	March 31, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	46	$300,728	$308,872	11.42%	7.4
Mezzanine loans	3	5,429	5,735	11.80%	27.8
Total	49	$306,157	$314,607	11.43%	7.8

	December 31, 2019
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	42	$279,908	$282,064	11.39%	7.8
Mezzanine loans	3	6,220	6,235	11.95%	25.8
Total	45	$286,128	$288,299	11.40%	8.2

(1)
Preferred equity and mezzanine loan investments in the amounts of $179.3 million and $180.0 million are included in preferred equity and mezzanine loan investments on the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. Preferred equity investments in the amounts of $126.9 million and $106.1 million are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

(2)
The difference between the fair value and investment amount as of March 31, 2020 consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss. The difference between the carrying amount and the investment amount as of December 31, 2019 consists of any unamortized premium or discount, deferred fees or deferred expenses.

(3)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	March 31, 2020	December 31, 2019
60.01% - 70.00%	5.4%	—
70.01% - 80.00%	21.5%	23.4%
80.01% - 90.00%	73.1%	76.6%
Total	100.0%	100.0%

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Equity Investments

The Company has invested in a joint venture equity investment in an entity that owns a multi-family real estate asset. We receive variable distributions from this investment on a pari passu basis based upon property performance and record our position at fair value. The following table summarizes our multi-family joint venture equity investment as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		March 31, 2020		December 31, 2019
	Property Location	Ownership Interest	Fair Value	Ownership Interest	Fair Value
The Preserve at Port Royal Venture, LLC	Port Royal, SC	77%	$18,310	77%	$18,310

Equity Investments in Entities that Invest in Residential Properties and Loans

The Company has ownership interests in entities that invest in residential properties and loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of March 31, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		March 31, 2020		December 31, 2019
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$12,014	11%	$11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	49%	54,776	49%	53,776
Total			$66,790		$65,572

Derivative Assets and Liabilities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are "To-Be-Announced," or TBAs.

Our derivative instruments were comprised of interest rate swaps that we used to hedge variable cash flows associated with our variable rate borrowings. We typically paid a fixed rate and received a floating rate based on one- or three- month LIBOR, on the notional amount of the interest rate swaps. The floating rate we received under our swap agreements had the effect of offsetting the repricing characteristics and cash flows of our financing arrangements.
During the three months ended March 31, 2020, in response to the turmoil in the financial markets in March, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million. We did not recognize any realized gains or losses during the three months ended March 31, 2019. For the three months ended March 31, 2019, we recognized unrealized losses on our interest rate swaps of $14.6 million. Unrealized gains and losses include the change in market value, period over period, generally as a result of changes in interest rates and reversals of previously recognized unrealized gains or losses upon termination.
Derivative financial instruments may contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. All of the Company's interest rate swaps were cleared through CME Group Inc. ("CME Clearing") which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

Debt

The Company's debt as of March 31, 2020 included Convertible Notes and Subordinated Debentures.

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

Subordinated Debentures

As of March 31, 2020, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.39% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at March 31, 2020 was $2.0 billion and included $117.0 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at March 31, 2020 consisted of $14.3 million in net unrealized losses related to our CMBS and $102.7 million in net unrealized losses related to our non-Agency RMBS. The Company's stockholders’ equity at December 31, 2019 was $2.2 billion and included $25.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2019 consisted primarily of $12.6 million in net unrealized gains related to our CMBS and $12.5 million in net unrealized gains related to our non-Agency RMBS.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. In addition, we may generate liquidity through the sale of assets from our investment portfolio.

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic driven disruptions in the real estate, mortgage and financial markets have negatively affected and are expected to continue to negatively affect our liquidity. During the three months ended March 31, 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 23, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

In response to these conditions, we focused on improving liquidity and long-term capital preservation by taking the actions described below. Starting on March 23 and through the period ended March 31, 2020, we sold a total of $2.0 billion in assets, including the sale of 100% of our Agency securities portfolio, all of our first loss multi-family POs and portions of our non-Agency RMBS and CMBS portfolios for proceeds of $1.1 billion, $555.2 million, $130.9 million and $114.0 million, respectively. In turn, we used a portion of these proceeds to reduce our outstanding securities repurchase agreement financing by $1.6 billion from year-end levels. At March 31, 2020, we had $172.5 million of cash and cash equivalents, $527.3 million of unencumbered securities and $597.0 million of unencumbered residential loans. In addition, in early April 2020, we settled on pending trades totaling $213.6 million and accessed an additional $248.8 million of funding under our residential loan repurchase agreements. In turn, these two transactions, combined with $137.2 million of restricted cash previously pledged as margin for repurchase agreements, allowed us to pay down an additional $562.9 million in financing under our securities repurchase agreements. As of April 7, 2020, we had approximately $200 million in cash, a net outstanding repurchase agreement financing with one counterparty with respect to the financing of non-Agency RBMS totaling $118.2 million, $962.2 million of outstanding repurchase agreement financing for our residential loans and announced that we were current on all of our repurchase agreement payment obligations and no longer needed to enter into forbearance agreements with our financing counterparties. After giving effect to these early April 2020 events, our portfolio leverage ratio is 0.6 times and our unencumbered investment portfolio totals $1.5 billion, including $914.7 million of MBS, $265.9 million of residential loans and $306.2 million of preferred equity investments in and mezzanine loans to owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. At this time, we are endeavoring to work with any individual or entity that needs relief because of the pandemic. As of April 30, 2020, 17.2% of our residential loan borrowers had requested some form of assistance; however, over half of these borrowers were already delinquent for more than 30 days. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, none of our borrowers or operating partners had asked for a deferral of its payment obligations to us as of March 31, 2020 and as of April 30, 2020, only one operating partner, with an outstanding loan balance representing 1.1% of our total preferred equity and mezzanine loan investment portfolio, had requested some form of deferral or modification of its obligations to us. We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the slow-down in economic activity caused by the COVID-19 pandemic and we cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.
We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we expect to place a greater emphasis on procuring stable, longer-termed financing, such as securitizations and other term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets.

Based on current market conditions, our current investment portfolio, new investment initiatives, leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months. We have explored and will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing, or the size, timing or terms thereof.

Cash Flows and Liquidity for the Three Months Ended March 31, 2020

During the three months ended March 31, 2020, net cash, cash equivalents and restricted cash increased by $224.5 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $20.2 million during the three months ended March 31, 2020. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments and derivatives.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, our net cash flows provided by investing activities was $1.6 billion, primarily as a result of sales of Agency RMBS and Agency CMBS, including securities issued by Consolidated SLST and the Consolidated K-Series, sales of non-Agency RMBS and CMBS, sales of first loss POs and certain mezzanine securities issued by the Consolidated K-Series and sales of residential loans compounded by principal repayments and refinancing of residential loans and principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments. These sales and repayments were partially offset by purchases of residential loans, RMBS, CMBS, and funding of preferred equity investments, reflecting our continued focus on single-family residential and multi-family investment strategies.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions, as was the case in March 2020. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal repayments received on multi-family loans held in securitization trusts and principal repayments received from residential loans would generally be used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

As presented in the “Supplemental Disclosure - Non-Cash Investment Activities” subsection of our condensed consolidated statements of cash flows, during the three months ended March 31, 2020, we de-consolidated certain multi-family securitization trusts which represent significant non-cash transactions that were not included in cash flows provided by investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, our net cash flows used in financing activities was $1.4 billion. The main uses of cash flows from financing activities were primarily payments made on repurchase agreements for our investment securities partially offset by net proceeds from various issuances of our common stock.

Liquidity – Financing Arrangements

As of March 31, 2020, we have outstanding short-term repurchase agreements, a form of collateralized short-term financing, with six different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our financings under repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2020, we had an aggregate amount at risk under our securities repurchase agreements of approximately $210.1 million, with no more than approximately $70.3 million at risk with any single counterparty. At March 31, 2020, the Company had short-term repurchase agreements outstanding of $713.4 million as compared to $2.4 billion as of December 31, 2019. Significant margin calls have had, and could in the future have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of March 31, 2020, we had assets available to be posted as margin under securities repurchase agreements, which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. We had $172.5 million in cash and cash equivalents and $527.3 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent 98.1% of our outstanding repurchase agreements. The unencumbered securities that we believe may be monetized to pay, or posted as, margin under securities repurchase agreements as of March 31, 2020 included $82.4 million of CMBS, $402.6 million of non-Agency RMBS and $42.3 million of ABS.

At March 31, 2020, we also had longer-term repurchase agreements with terms of up to one year with certain third-party financial institutions that are secured by certain of our residential loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loan Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of March 31, 2020, we had aggregate loans at risk under our residential loan repurchase agreements of approximately $202.9 million, with no more than approximately $141.5 million at risk with any single counterparty.

At March 31, 2020, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At March 31, 2020, we also had other consolidated longer-term debt, including SLST CDOs outstanding of $1.0 billion (which represent obligations of Consolidated SLST), Residential CDOs outstanding of $39.0 million and subordinated debt of $45.0 million. The CDOs are collateralized by residential loans held in securitization trusts.

As of March 31, 2020, our overall leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by our total stockholders' equity, was approximately 0.8 to 1. Our overall leverage ratio does not include debt associated with SLST CDOs, the Residential CDOs or other non-recourse debt, for which we have no obligation. As of March 31, 2020, our leverage ratio on our short term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.7 to 1. We monitor all at risk or short-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with our investments in Agency RMBS.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. During the three months ended March 31, 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps.

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

The following table details the Company's public offerings of common stock during the three months ended March 31, 2020 (dollar amounts in thousands):

Offering Type	Shares Issued	Net Proceeds (1)
Public offerings of common stock	85,100,000	$511,924

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses, as applicable.

Dividends

On March 23, 2020, we elected to temporarily suspended quarterly dividends on both our common stock and each series of our preferred stock to preserve liquidity until we have better clarity into the future impacts of the COVID-19 pandemic on business and economic conditions.

The following table presents the accumulated dividend on each series of preferred stock for the period January 15, 2020 to April 14, 2020:

Class of Preferred Stock	Accumulated Dividends Per Share	Total Accumulated Dividends
Fixed Rate
7.75% Series B Cumulative Redeemable Preferred Stock	$0.4843750	$1,529
7.875% Series C Cumulative Redeemable Preferred Stock	0.4921875	2,058
Fixed-to-Floating Rate
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	0.5000000	3,062
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	0.4921875	3,648
Total		$10,297

Our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections, business prospects and current and anticipated future market conditions. Our dividend policy does not constitute an obligation to pay dividends.

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

Inflation

Substantially all our assets and liabilities are financial in nature and are sensitive to interest rate and other related factors to a greater degree than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our condensed consolidated financial statements and corresponding notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering inflation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors,” "Part II. Item 1A. Risk Factors" in this report and the other disclosures made throughout this report and our Annual Report on Form 10-K.

We seek to manage risks that we believe will impact our business including interest rates, liquidity, prepayments, credit quality and market value. Many of these risks have become particularly heightened due to the COVID-19 pandemic and related economic and market conditions. When managing these risks we consider the impact on our assets, liabilities and derivative positions. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience. We seek to actively manage that risk, to generate risk-adjusted total returns that we believe compensate us appropriately for those risks and to maintain capital levels consistent with the risks we take.

The following analysis includes forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projections due to changes in our portfolio assets and borrowings mix and due to developments in the domestic and global financial, mortgage and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on our portfolio yield, cost of funds and cash flows. The analytical methods that we use to assess and mitigate these market risks should not be considered projections of future events or operating performance.

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary or tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, TBAs and other securities or instruments we may use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

For example, we hold RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our RMBS because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the RMBS. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, interest rate caps, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. Given current market volatility and historically low interest rates, we do not currently have any hedges in place to mitigate the risk of rising interest rates.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and derivative hedging instruments.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of March 31, 2020 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(35,094)
+100	$(13,358)
-100	$7,567

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

In March, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of the COVID-19 pandemic on markets and stress in the energy sector. Our net interest income, the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. The primary liquidity risk we face arises from financing long-maturity assets with shorter-term financings, primarily in the form of repurchase agreements. We recognize the need to have funds available to operate our business. We manage and forecast our liquidity needs and sources daily to ensure that we have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

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

As discussed throughout this Quarterly Report on Form 10-Q, during the three months ended March 31, 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Due to the disruption, we believe a number of financial institutions are limiting their access to repurchase agreement and other financing, or temporarily or permanently exiting the MBS repurchase agreement financing space. As such, we provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
Derivative financial instruments are also subject to “margin call” risk. For example, under the interest rate swaps we have utilized, typically we would pay a fixed rate to the counterparties while they would pay us a floating rate. If interest rates drop below the fixed rate we pay on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their residential loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as is the case with Agency RMBS. Conversely, residential mortgage assets purchased for less than their then current balance, such as many of our residential loans, exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we may have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments.

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

We mitigate prepayment risk by constantly evaluating our residential mortgage assets relative to prepayment speeds observed for assets with similar structures, quantities and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk. Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to COVID-19, it has become more difficult to predict prepayment levels for the securities in our portfolio.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including residential loans, non-Agency RMBS, ABS, multi-family CMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults or defaults by our operating partners in their payment obligations to us. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to defaults.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers or operating partners.

With respect to our residential loans, we purchased the majority of these mortgage loans at a discount to par reflecting their distressed state or perceived higher risk of default. In connection with our loan acquisitions, we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

We are exposed to credit risk in our investments in non-Agency RMBS and ABS. Our investments in non-Agency RMBS and ABS typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic have created unprecedented illiquidity and volatility in the financial markets. As a result, our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2020 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of March 31, 2020, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

The use of hedging instruments has historically been a critical part of our interest rate risk management strategies. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the re-pricing of the interest rate of assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, credit conditions, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(291,320)	5.8
+100	$(137,375)	5.7
Base		4.2
-100	$84,520	2.3

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the U.S. financial, mortgage and real estate markets. U.S. financial markets, in particular, are experiencing limited liquidity and a high level of volatility. In reaction to these tumultuous market conditions, banks and other financing participants have generally restricted or limited lending activity and requested margin posting or repayments where applicable. We expect these conditions to persist for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the Form 10-K.

The market and economic disruptions caused by COVID-19 have negatively impacted our business and may continue to do so.

The novel coronavirus (“COVID-19”) pandemic is causing significant disruptions to the U.S. and global economies and has caused significant volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Moreover, the COVID-19 outbreak and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which we invest. The market and economic disruptions caused by COVID-19 have materially adversely impacted our business.

Since mid-March, markets for mortgage-backed securities (“MBS”) and other credit-related assets have experienced significant volatility, widening credit spreads and sharp declines in liquidity, which have materially adversely impacted our investment portfolio. A significant portion of our investment securities portfolio and residential loan portfolio was pledged as collateral under daily mark-to-market repurchase agreements. Fluctuations in the value of our portfolio of MBS and whole loans, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our MBS portfolio in March, for which we recorded significant realized losses during the quarter ended March 31, 2020. Although these losses will be available to offset certain capital gains that we may have now or in the future, these losses will not reduce the amount that we will be required to distribute under the requirement that we distribute to our stockholders at least 90% of our REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gain) each year in order to continue to qualify as a REIT.

In addition, as a result of the disruptions in the financial markets caused by the ongoing COVID-19 pandemic, we recorded a significant amount of unrealized losses during the quarter ended March 31, 2020 due to declines in the fair value of many of our assets. In light of the continued deterioration of the economic environment related to the COVID-19 outbreak, the market for mortgage-related, residential housing-related and credit-related assets may continue to experience significant volatility, illiquidity and dislocations that may result in our recording additional realized and unrealized losses and/or experiencing additional margin calls in the future, which may adversely affect our result of operations, financial condition, liquidity and ability to make distributions to our stockholders.

Our inability to access funding or the terms on which funding is available could have a material adverse effect on our results of operations and financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

Our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now in connection with the COVID-19 pandemic. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, late in the first quarter of 2020, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties, resulting in us having to pay cash or additional securities to satisfy margin calls that were well beyond historical norms. These trends, if continued, could have a material adverse impact on our liquidity and could lead to significant losses.

We expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our operating partners and the borrowers of our loans and the loans that underlie our investment securities and limit our ability to grow our business.

We are subject to risks related to residential mortgage loans, commercial mortgage loans, preferred equity investments in and mezzanine loans to owners of multi-family properties and certain consumer loans that back our asset-backed securities (“ABS”). Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of our operating partners in which we have made a preferred equity investment or to whom we have provided a mezzanine loan, and the borrowers of our residential mortgage loans and the loans that underlie our residential MBS (“RMBS”), commercial MBS (“CMBS”) and ABS investments. As a result, we anticipate that the number of operating partners and borrowers who become delinquent or default on their financial obligations may increase significantly, and we have been contacted by certain of our operating partners and borrowers who are seeking to defer the payment of principal and/or interest or other payments on certain of our loans and preferred equity investments. When a residential mortgage loan is delinquent, or in default, forbearance or foreclosure, we may be required to advance payments for taxes and insurance associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. Such increased levels of payment delinquencies, defaults, foreclosures, forbearance arrangements or losses would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders, and any such impact may be material. Moreover, a number of states are considering or have already implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or operating partner in the event of a default or failure to meet its financial obligations to us.

We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the slow-down in economic activity caused by the COVID-19 pandemic. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential mortgage loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets and our ability to originate and acquire our targeted assets, which would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the fair value of our assets and may also reduce the level of new mortgage and other residential real estate-related investment opportunities available to us, which would adversely affect our ability to grow our business and fully execute our investment strategy, could decrease our earnings and liquidity, and may expose us to further margin calls.

Market disruptions caused by COVID-19 may make it more difficult for the loan servicers we rely on to perform a variety of services for us, which may adversely impact our business and financial results.

In connection with our business of acquiring and holding residential mortgage loans and investing in CMBS, non-Agency RMBS and ABS, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the loans underlying our CMBS, non-Agency RMBS and ABS to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as forbearance, workouts, modifications, foreclosures, short sales and sales of foreclosed property. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our RMBS, CMBS and ABS investments. As a result, we anticipate that the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans and the loans that underlie our RMBS, CMBS and ABS or if any such servicer experiences financial distress.

Our ability to make distributions to our stockholders has been and may continue to be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we announced on March 23, 2020 that our board of directors elected to suspend the payment of quarterly dividends on our common stock and our 7.75% Series B Cumulative Redeemable Preferred Stock, 7.875% Series C Cumulative Redeemable Preferred Stock, 8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of the date of this report, we have not yet reinstated quarterly dividends on any of our capital stock. No assurance can be given that we will be able to reinstate quarterly dividends on our common stock and/or preferred stock or make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.

Additionally, in 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs (i.e., REITs required to file annual and periodic reports with the SEC under the Exchange Act) to make elective cash/stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, we may elect to make future distributions of our taxable income to common stockholders in a mixture of our common stock and cash. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, common stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Market disruptions caused by COVID-19 have made it more difficult for us to determine the fair value of our investments.

As discussed in Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, market-based inputs are generally the preferred source of values for purposes of measuring the fair value of many of our assets under U.S. GAAP. The markets for our investments have experienced, and continue to experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the ongoing COVID-19 pandemic, which has made it more difficult for us, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of many of our assets under U.S. GAAP. In the absence of market inputs, U.S. GAAP permits the use of management assumptions to measure fair value. However, the considerable market volatility and disruption caused by COVID-19 and the considerable uncertainty regarding the ultimate impact and duration of the pandemic have made it more difficult for our management to formulate assumptions to measure the fair value of certain of our assets.

As a result of these developments, measuring the fair value of many of our assets has become much more difficult. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock, preferred stock and other securities could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We have experienced, and may experience in the future, a decline in the fair value of our investments as a result of COVID-19, which could materially and adversely affect us.

During the quarter ended March 31, 2020, we experienced a significant amount of realized and unrealized losses on our assets. A future decline in the fair value of our investments as a result of COVID-19 may require us to recognize an impairment under U.S. GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Negative impacts on our business caused by COVID-19 may cause us to default on certain financial covenants contained in our financing arrangements.

The repurchase agreements that finance a portion of our investment portfolio, and repurchase agreements we enter into in the future, may contain financial covenants. The negative impacts on our business caused by COVID-19 have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and the financing counterparties could elect to declare the repurchase price due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. As a result, a default on any of our financing agreements could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of our employees are working remotely. If our employees are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to materially adverse declines in the market values of our assets, illiquidity in our investment and financing markets and our ability to effectively conduct our business.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

3.2
Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

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

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 26, 2020	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)