Form 10-Q
period 2020-06-30
NEW YORK MORTGAGE TRUST INC
filed 2020-08-10
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 7, 2020 was 377,744,476.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$960,808	$2,006,140
Residential loans, at fair value	2,758,228	2,758,640
Residential loans, net	—	202,756
Investments in unconsolidated entities	214,289	189,965
Preferred equity and mezzanine loan investments	180,850	180,045
Multi-family loans held in securitization trusts, at fair value	—	17,816,746
Derivative assets	—	15,878
Cash and cash equivalents	371,697	118,763
Goodwill	—	25,222
Receivables and other assets	130,858	169,214
Total Assets (1)	$4,616,730	$23,483,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$963,127	$3,105,416
Securitized debt	108,999	—
Multi-family collateralized debt obligations, at fair value	—	16,724,451
Residential collateralized debt obligations, at fair value	1,088,233	1,052,829
Residential collateralized debt obligations	36,699	40,429
Convertible notes	134,117	132,955
Subordinated debentures	45,000	45,000
Accrued expenses and other liabilities	77,614	177,260
Total liabilities (1)	2,453,789	21,278,340
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 shares issued and outstanding ($521,822,200 aggregate liquidation preference)	504,765	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 377,465,405 and 291,371,039 shares issued and outstanding, respectively	3,775	2,914
Additional paid-in capital	2,337,222	1,821,785
Accumulated other comprehensive (loss) income	(34,428)	25,132
Accumulated deficit	(646,629)	(148,863)
Company's stockholders' equity	2,164,705	2,205,733
Non-controlling interest in consolidated variable interest entities	(1,764)	(704)
Total equity	2,162,941	2,205,029
Total Liabilities and Stockholders' Equity	$4,616,730	$23,483,369

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2020 and December 31, 2019, assets of consolidated VIEs totaled $1,541,953 and $19,270,384, respectively, and the liabilities of consolidated VIEs totaled $1,238,373 and $17,878,314, respectively. See Note 9 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Investment securities and other interest earning assets	$13,348	$15,355	$32,447	$30,671
Residential loans	29,420	13,598	63,720	29,489
Preferred equity and mezzanine loan investments	5,202	5,148	10,575	10,155
Multi-family loans held in securitization trusts	—	133,157	151,841	244,925
Total interest income	47,970	167,258	258,583	315,240

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	7,366	22,823	28,980	43,209
Residential collateralized debt obligations	8,288	402	17,060	824
Multi-family collateralized debt obligations	—	114,914	129,762	211,711
Convertible notes	2,739	2,694	5,474	5,384
Subordinated debentures	582	734	1,231	1,474
Securitized debt	469	—	469	742
Total interest expense	19,444	141,567	182,976	263,344

NET INTEREST INCOME	28,526	25,691	75,607	51,896

NON-INTEREST INCOME (LOSS):
Recovery of loan losses	—	1,296	—	2,362
Realized (losses) gains, net	(934)	4,447	(148,852)	26,453
Realized loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	—	—	(54,118)	—
Unrealized gains (losses), net	102,872	78	(293,908)	2,786
Impairment of goodwill	—	—	(25,222)	—
Loss on extinguishment of debt	—	—	—	(2,857)
Other income	2,474	2,740	4,509	10,680
Total non-interest income (loss)	104,412	8,561	(517,591)	39,424

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,823	9,815	22,628	18,725
Operating expenses	2,251	2,579	5,330	6,313
Total general, administrative and operating expenses	14,074	12,394	27,958	25,038

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	118,864	21,858	(469,942)	66,282
Income tax expense (benefit)	1,927	(134)	1,688	(60)

NET INCOME (LOSS)	116,937	21,992	(471,630)	66,342
Net loss attributable to non-controlling interest in consolidated variable interest entities	876	743	1,060	532
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	117,813	22,735	(470,570)	66,874
Preferred stock dividends	(10,296)	(6,257)	(20,593)	(12,182)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$107,517	$16,478	$(491,163)	$54,692

Basic earnings (loss) per common share	$0.28	$0.08	$(1.35)	$0.29
Diluted earnings (loss) per common share	$0.28	$0.08	$(1.35)	$0.29
Weighted average shares outstanding-basic	377,465	200,691	364,189	187,628
Weighted average shares outstanding-diluted	399,982	202,398	364,189	209,011

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$107,517	$16,478	$(491,163)	$54,692
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	78,273	20,092	(57,054)	46,804
Reclassification adjustment for net loss (gain) included in net income (loss)	4,331	—	(2,506)	(13,665)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	82,604	20,092	(59,560)	33,139
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$190,121	$36,570	$(550,723)	$87,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, March 31, 2020	$3,775	$504,765	$2,334,793	$(724,962)	$(117,032)	$2,001,339	$(888)	$2,000,451
Net income (loss)	—	—	—	117,813	—	117,813	(876)	116,937
Stock based compensation expense, net	—	—	2,429	—	—	2,429	—	2,429
Dividends declared on common stock	—	—	—	(18,887)	—	(18,887)	—	(18,887)
Dividends declared on preferred stock	—	—	—	(20,593)	—	(20,593)	—	(20,593)
Reclassification adjustment for net loss included in net income	—	—	—	—	4,331	4,331	—	4,331
Increase in fair value of available for sale securities	—	—	—	—	78,273	78,273	—	78,273
Balance, June 30, 2020	$3,775	$504,765	$2,337,222	$(646,629)	$(34,428)	$2,164,705	$(1,764)	$2,162,941

Balance, March 31, 2019	$1,878	$289,755	$1,199,090	$(102,530)	$(9,088)	$1,379,105	$347	$1,379,452
Net income (loss)	—	—	—	22,735	—	22,735	(743)	21,992
Common stock issuance, net	230	—	136,442	—	—	136,672	—	136,672
Preferred stock issuance, net	—	16,087	—	—	—	16,087	—	16,087
Stock based compensation expense, net	1	—	1,798	—	—	1,799	—	1,799
Dividends declared on common stock	—	—	—	(42,155)	—	(42,155)	—	(42,155)
Dividends declared on preferred stock	—	—	—	(6,257)	—	(6,257)	—	(6,257)
Increase in fair value of available for sale securities	—	—	—	—	20,092	20,092	—	20,092
Balance, June 30, 2019	$2,109	$305,842	$1,337,330	$(128,207)	$11,004	$1,528,078	$(396)	$1,527,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net loss	—	—	—	(470,570)	—	(470,570)	(1,060)	(471,630)
Common stock issuance, net	851	—	511,055	—	—	511,906	—	511,906
Stock based compensation expense, net	10	—	4,382	—	—	4,392	—	4,392
Dividends declared on common stock	—	—	—	(18,887)	—	(18,887)	—	(18,887)
Dividends declared on preferred stock	—	—	—	(20,593)	—	(20,593)	—	(20,593)
Reclassification adjustment for net gain included in net loss	—	—	—	—	(2,506)	(2,506)	—	(2,506)
Decrease in fair value of available for sale securities	—	—	—	—	(57,054)	(57,054)	—	(57,054)
Balance, June 30, 2020	$3,775	$504,765	$2,337,222	$(646,629)	$(34,428)	$2,164,705	$(1,764)	$2,162,941

Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income (loss)	—	—	—	66,874	—	66,874	(532)	66,342
Common stock issuance, net	547	—	321,153	—	—	321,700	—	321,700
Preferred stock issuance, net	—	16,087	—	—	—	16,087	—	16,087
Stock based compensation expense, net	6	—	2,786	—	—	2,792	—	2,792
Dividends declared on common stock	—	—	—	(79,721)	—	(79,721)	—	(79,721)
Dividends declared on preferred stock	—	—	—	(12,182)	—	(12,182)	—	(12,182)
Reclassification adjustment for net gain included in net income	—	—	—	—	(13,665)	(13,665)	—	(13,665)
Increase in fair value of available for sale securities	—	—	—	—	46,804	46,804	—	46,804
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, June 30, 2019	$2,109	$305,842	$1,337,330	$(128,207)	$11,004	$1,528,078	$(396)	$1,527,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(471,630)	$66,342
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net accretion	(7,622)	(21,566)
Realized losses (gains), net	148,852	(26,453)
Realized loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	54,118	—
Unrealized losses (gains), net	293,908	(2,786)
Impairment of goodwill	25,222	—
Gain on sale of real estate held for sale in consolidated variable interest entities	—	(1,580)
Impairment of real estate under development in consolidated variable interest entities	1,754	1,660
Loss on extinguishment of debt	—	2,857
Recovery of loan losses	—	(2,362)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(15,234)	(22,292)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	10,970	12,706
Stock based compensation expense, net	4,392	2,792
Changes in operating assets and liabilities:
Receivables and other assets	64,072	(21,763)
Accrued expenses and other liabilities	(70,350)	19,410
Net cash provided by operating activities	38,452	6,965

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	1,445,196	56,769
Principal paydowns on investment securities available for sale	145,234	84,418
Purchases of investment securities	(448,093)	(321,134)
Principal repayments and refinancing of residential loans	196,569	72,259
Proceeds from sales of residential loans	93,755	71,969
Purchases of residential loans	(155,583)	(380,454)
Principal repayments received on preferred equity and mezzanine loan investments	7,576	20,416
Return of capital from unconsolidated entity investments	157	639
Funding of preferred equity, equity and mezzanine loan investments	(30,546)	(130,004)
Proceeds from sales resulting in de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	555,218	—
Principal repayments received on multi-family loans held in securitization trusts	239,796	106,363
Purchases of investments held in multi-family securitization trusts	—	(101,570)
Net payments made on other derivative instruments settled during the period	(28,233)	(33,377)
Proceeds from sale of real estate owned	2,961	1,266
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	—	3,587
Capital expenditures on real estate held for sale in consolidated variable interest entities	—	(128)
Purchases of other assets	(225)	(923)
Net cash provided by (used in) investing activities	2,023,782	(549,904)

Cash Flows from Financing Activities:
Net (payments made on) proceeds from repurchase agreements	(2,143,059)	471,998
Proceeds from issuance of securitized debt	109,309	—
Common stock issuance, net	511,924	321,655
Preferred stock issuance, net	—	16,101
Dividends paid on common stock	(58,274)	(68,684)
Dividends paid on preferred stock	(10,175)	(11,850)
Payments made on mortgages and notes payable in consolidated variable interest entities	—	(36)
Payments made on residential collateralized debt obligations	(42,987)	(7,792)
Payments made on multi-family collateralized debt obligations	(147,376)	(106,091)
Extinguishment of and payments made on securitized debt	—	(45,557)
Net cash (used in) provided by financing activities	(1,780,638)	569,744

Net Increase in Cash, Cash Equivalents and Restricted Cash	281,596	26,805
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	121,612	109,145
Cash, Cash Equivalents and Restricted Cash - End of Period	$403,208	$135,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$257,112	$294,817
Cash paid for income taxes	$1	$21

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$—	$3,132
De-consolidation of multi-family loans held in securitization trusts	$17,381,483	$—
De-consolidation of multi-family collateralized debt obligations	$16,612,093	$—
Consolidation of multi-family loans held in securitization trusts	$—	$2,426,210
Consolidation of multi-family collateralized debt obligations	$—	$2,324,639
Transfer from residential loans to real estate owned	$4,302	$2,368

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$18,887	$42,155
Dividends declared on preferred stock to be paid in subsequent period	$20,593	$6,257
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable entities	$—	$27,260

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$371,697	$134,993
Restricted cash included in receivables and other assets	31,511	957
Total cash, cash equivalents, and restricted cash	$403,208	$135,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive residential and multi-family assets, including investments that may have been sourced from distressed markets.

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

COVID-19 Impact

The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly, with many countries taking drastic measures to slow the spread of the virus by instituting quarantines, lockdowns, shelter-in-place, stay-at-home or other social distancing measures and imposing travel restrictions. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which the Company invests.

During the three months ended June 30, 2020, many jurisdictions have begun to “reopen” by reducing measures that were previously taken to limit the spread of COVID-19, but the Company cannot predict the length of time that it will take for a meaningful economic recovery to take place or whether the U.S. government and other governments will continue to take actions designed to mitigate the impact of the virus and the response thereto in the economy. In a number of jurisdictions, these reopening measures led to a surge in new cases of COVID-19 which, in turn, led governmental authorities to reimpose certain of the restrictions that previously had been lifted, which could further materially and adversely affect the Company’s business. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains highly uncertain, but we expect adverse economic and market conditions will persist throughout 2020.

The global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress starting in mid-March, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. In an effort to manage the Company’s portfolio through this unprecedented turmoil in the financial markets and improve liquidity, the Company executed the following measures during the three months ended March 31, 2020:

•	The Company sold approximately $2.0 billion of assets, recognizing a total net loss of approximately $301.7 million.

•	The Company terminated interest rate swap positions with an aggregate notional value of $495.5 million, recognizing a total net loss of $44.1 million.

•	The Company reduced its outstanding repurchase agreements by $1.7 billion from year-end levels, reducing its overall leverage to less than one times.

The Company continued to improve liquidity and executed the following measures during the three months ended June 30, 2020:

•	The Company obtained additional financing for residential loans pledged under a repurchase agreement in the amount of $248.8 million.

•
The Company further reduced its outstanding repurchase agreements to finance investment securities by $625.8 million from March 31, 2020. As of June 30, 2020, the Company had an outstanding repurchase agreement related to investment securities with one counterparty amounting to $87.6 million.

•	The Company completed a non-mark-to-market re-securitization backed by non-Agency residential mortgage-backed securities generating net proceeds of approximately $109.3 million.

•	The Company sold residential loans for approximately $43.8 million in proceeds, non-Agency RMBS for approximately $37.8 million in proceeds and CMBS for approximately $24.0 million in proceeds.

We transitioned in March to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact and we expect to continue our remote work arrangement for the foreseeable future.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2020, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

The global impact of the COVID-19 pandemic continues to evolve as state and local governments adopt a number of emergency measures and recommendations in response to the outbreak, including imposing travel bans, "shelter in place" restrictions, curfews, canceling events, banning large gatherings, closing non-essential businesses and generally promoting social distancing. Although certain states and localities have recently begun easing some of these new measures and providing recommendations regarding recommencing economic activity, renewed outbreaks of COVID-19 may continue to occur and result in additional or different policy action at the federal, state and local level in the near future. The COVID-19 pandemic and resulting emergency measures has led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

As of December 31, 2019, the Company, or one of its “special purpose entities” (“SPEs”), owned the first loss POs, certain IOs, and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, consolidated these securitizations, including their assets, liabilities, income and expenses in our financial statements. In response to market conditions and the Company's intention to improve its liquidity, in March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO (see Note 6).

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

The Company’s annual evaluation of goodwill related to its multi-family investment reporting unit as of October 1, 2019 indicated no impairment. However, financial, credit and mortgage-related asset markets experienced significant volatility as a result of the spread of COVID-19, which in turn put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. In response to these conditions and the Company's intention to improve its liquidity, in March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. The Company considered qualitative indicators such as macroeconomic conditions, disruptions in equity and credit markets, REIT-specific market considerations, and changes in the net assets in the multi-family investment reporting unit to determine that a quantitative assessment of the fair value of the reporting unit was necessary. The Company performed its quantitative analysis by updating its discounted cash flow projection for the multi-family investment reporting unit for the reduced investment portfolio. This analysis yielded an impairment of the entire goodwill balance reported as a $25.2 million impairment of goodwill on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2020.

Receivables and Other Assets – Receivables and other assets as of June 30, 2020 and December 31, 2019 include restricted cash held by third parties of $31.5 million and $2.8 million, respectively. Receivables and other assets also include $41.6 million and $41.2 million of receivables related to residential loans as of June 30, 2020 and December 31, 2019, respectively. Also included in receivables and other assets are operating lease right of use assets of $8.8 million and $9.3 million as of June 30, 2020 and December 31, 2019, respectively (with corresponding operating lease liabilities of $9.4 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively, included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets).

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

During the six months ended June 30, 2020 and 2019, the Company granted Performance Stock Units (“PSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders return ("TSR") percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs awarded during the six months ended June 30, 2020 also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

During the six months ended June 30, 2020, the Company granted Restricted Stock Units (“RSUs”) to Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

Investment Securities Available for Sale – The Company’s investment securities where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”) include non-Agency RMBS and CMBS (collectively, “CECL Securities”). Beginning in the fourth quarter of 2019, the Company made a fair value election at the time of acquisition of newly purchased investment securities pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

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

The Company accounts for investment securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO) at the date of acquisition in accordance with ASC 320-10, Investments - Debt and Equity Securities (“ASC 320-10”). The Company accounts for investment securities that are not of high credit quality (i.e., those whose risk of loss is more than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40, Investments - Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the investment securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

When the fair value of an investment security where the fair value option has not been elected is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, the Company recognizes a loss through earnings equal to the difference between the investment’s amortized cost and its fair value and reduces the amortized cost basis to the fair value as of the balance sheet date. If the Company does not expect to sell an impaired security, it performs an analysis to determine if a portion of the impairment is a result of credit losses. The portion of the impairment related to credit losses (limited by the difference between the fair value and amortized cost basis) is recognized through earnings and a corresponding allowance for credit losses is established against the amortized cost basis. The remainder of the impairment is recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets and does not impact earnings. Subsequent changes in the allowance for credit losses are recorded through earnings with reversals limited to the previously recorded allowance for credit losses. The determination of whether a credit loss exists, and if so, the amount considered to be a credit loss is subjective, as such determinations are based on both observable and subjective information available at the time of assessment as well as the Company's estimates of the future performance and cash flow projections. As a result, the timing and amount of credit losses constitute material estimates that are susceptible to significant change.

In determining if a credit loss evaluation is required for securities that are impaired, the Company compares the present value of the remaining cash flows expected to be collected at the prior reporting date or purchase date, whichever is most recent, against the present value of the cash flows expected to be collected at the current financial reporting date. The Company considers information available about the past and expected future performance of underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

Residential Loans, at fair value – All of the Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on the accompanying condensed consolidated balance sheets. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. The Company has elected the fair value option for residential loans either at the time of acquisition pursuant to ASC 825 or following the adoption of ASU 2019-05 effective January 1, 2020. As of June 30, 2020, residential loans, at fair value on the accompanying condensed consolidated balance sheets includes those residential loans previously accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and the Company's residential loans held in securitization trusts.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Effective January 1, 2020, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at fair value. The Company elected the fair value option for its preferred equity investments in and mezzanine loan investments to entities that have significant multi-family real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. As of December 31, 2019, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, were stated at unpaid principal balance, adjusted for any unamortized premium or discount and deferred fees or expenses, net of valuation allowances. The Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

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

3.	Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825 where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, or CECL Securities. CECL securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020				December 31, 2019
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS:
Agency Fixed-Rate	$—	$—	$—	$—	$21,033	$—	$(55)	$20,978
Total Agency RMBS	—	—	—	—	21,033	—	(55)	20,978
Agency CMBS	—	—	—	—	31,076	—	(395)	30,681
Total Agency	—	—	—	—	52,109	—	(450)	51,659
Non-Agency RMBS (1)	214,841	438	(23,342)	191,937	122,628	2,435	(1,248)	123,815
CMBS (2)	229,023	9,308	(10,765)	227,566	20,096	563	(19)	20,640
ABS	45,969	—	(3,469)	42,500	49,902	—	(688)	49,214
Total investment securities available for sale - fair value option	489,833	9,746	(37,576)	462,003	244,735	2,998	(2,405)	245,328

CECL Securities
Agency RMBS:
Agency ARMs (3)	—	—	—	—	55,740	13	(1,347)	54,406
Agency Fixed-Rate	—	—	—	—	846,203	7,397	(6,107)	847,493
Total Agency RMBS	—	—	—	—	901,943	7,410	(7,454)	901,899
Agency CMBS	—	—	—	—	20,258	19	—	20,277
Total Agency	—	—	—	—	922,201	7,429	(7,454)	922,176
Non-Agency RMBS (4)	470,600	—	(32,341)	438,259	578,955	12,557	(13)	591,499
CMBS	62,633	1,084	(3,171)	60,546	234,524	12,737	(124)	247,137
Total investment securities available for sale - CECL Securities	533,233	1,084	(35,512)	498,805	1,735,680	32,723	(7,591)	1,760,812

Total	$1,023,066	$10,830	$(73,088)	$960,808	$1,980,415	$35,721	$(9,996)	$2,006,140

(1)	Includes non-Agency RMBS held in a securitization trust with a total fair value of $90.8 million as of June 30, 2020 (see Note 9).

(2)
Includes IOs and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation during the six months ended June 30, 2020 with a total fair value of $139.8 million as of June 30, 2020.

(3)	For the Company's Agency ARMs with stated reset periods, the weighted average reset period was 26 months as of December 31, 2019.

(4)	Includes non-Agency RMBS held in a securitization trust with a total fair value of $86.3 million as of June 30, 2020 (see Note 9).

Accrued interest receivable for all investment securities available for sale is included in receivables and other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following table summarizes our investment securities sold during the three months ended June 30, 2020 (dollar amounts in thousands). There were no investment securities sold during the three months ended June 30, 2019.

	Three Months Ended June 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains/Losses
Non-Agency RMBS (1)	$37,810	$294	$(1,690)	$(1,396)
CMBS	24,022	1,327	—	1,327
Total	$61,832	$1,621	$(1,690)	$(69)

(1)	Includes the sale of non-Agency RMBS held in a securitization trust for total proceeds of $27.2 million and a net realized gain of $0.2 million.

The following tables summarize our investment securities sold during the six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Six Months Ended June 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains/Losses
Agency RMBS:
Agency ARMs	$49,892	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358	(11,697)	(6,339)
Total Agency RMBS	992,966	5,402	(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,377	11,068	(16,063)	(4,995)
Non-Agency RMBS (3)	168,758	294	(25,821)	(25,527)
CMBS	138,061	1,327	(29,584)	(28,257)
Total	$1,445,196	$12,689	$(71,468)	$(58,779)

(1)	Includes Agency RMBS securities issued by Consolidated SLST (see Note 4).

(2)	Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 6).

(3)	Includes the sale of non-Agency RMBS held in a securitization trust for total proceeds of $27.2 million and a net realized gain of $0.2 million.

	Six Months Ended June 30, 2019
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains/Losses
CMBS	$56,769	$16,957	$(156)	$16,801
Total	$56,769	$16,957	$(156)	$16,801

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 40 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2020 and December 31, 2019, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.2 years and 5.0 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Weighted Average Life	June 30, 2020	December 31, 2019
0 to 5 years	$605,108	$1,359,894
Over 5 to 10 years	285,099	521,517
10+ years	70,601	124,729
Total	$960,808	$2,006,140

Unrealized Losses in Other Comprehensive Income

As of January 1, 2020, the Company adopted ASU 2016-13 to account for its investments in CECL Securities (see Note 2). The Company evaluated its CECL Securities that were in an unrealized loss position as of June 30, 2020 and determined that no allowance for credit losses was necessary. Accordingly, the Company did not recognize credit losses through earnings for the three and six months ended June 30, 2020.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 (dollar amounts in thousands):

June 30, 2020	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$421,337	$(31,061)	$16,922	$(1,280)	$438,259	$(32,341)
CMBS	43,927	(2,546)	6,678	(625)	50,605	(3,171)
Total	$465,264	$(33,607)	$23,600	$(1,905)	$488,864	$(35,512)

At June 30, 2020, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $32.3 million and $3.2 million, respectively, at June 30, 2020. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

Other than Temporary Impairment

For the three and six months ended June 30, 2019, the Company did not recognize other-than-temporary impairment through earnings.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitizations trusts, as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020			December 31, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts (2)	Residential loans	Consolidated SLST (1)
Principal	$1,521,781	$1,283,350	$43,108	$1,464,984	$1,322,131
(Discount)/premium	(83,407)	4,248	277	(81,372)	6,455
Unrealized gains/(losses)	4,311	(12,748)	(2,692)	46,142	300
Carrying value	$1,442,685	$1,274,850	$40,693	$1,429,754	$1,328,886

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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans
Unrealized gains, net	$38,198	$75,051	$4	$9,877

(1)	The fair value of residential loans held in Consolidated SLST is determined in accordance with the practical expedient in ASC 810, Consolidation, ("ASC 810") (see Note 14).

	Six Months Ended
	June 30, 2020			June 30, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans
Unrealized (losses) gains, net	$(43,482)	$(13,049)	$(1,725)	$17,762

(1)	The fair value of residential loans held in Consolidated SLST is determined in accordance with the practical expedient in ASC 810 (see Note 14).

The Company also recognized $0.2 million of net realized gains and $14.1 million of net realized losses on the sale and payoff of residential loans, at fair value during the three and six months ended June 30, 2020, respectively. The Company recognized $2.4 million and $5.5 million of net realized gains on the sale and payoff of residential loans, at fair value during the three and six months ended June 30, 2019, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2020 and December 31, 2019, respectively, are as follows:

	June 30, 2020			December 31, 2019
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST
California	21.3%	10.9%	1.6%	23.9%	11.0%
Florida	10.3%	10.6%	12.6%	9.4%	10.6%
New York	7.5%	9.1%	37.0%	8.0%	9.1%
Texas	5.6%	4.0%	—	5.4%	4.0%
New Jersey	4.9%	7.0%	12.5%	5.1%	6.9%
Maryland	4.7%	3.8%	5.2%	4.6%	3.8%
Massachusetts	2.7%	2.9%	16.8%	2.8%	2.9%
Illinois	2.6%	6.7%	—	2.8%	6.6%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2020	$125,147	$149,392	$41,712	$45,217
December 31, 2019	106,199	122,918	9,291	10,705

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $149.1 million and $50.7 million were 90 days or more delinquent as of June 30, 2020 and December 31, 2019, respectively.

Repurchase Agreements - Residential Loans

Residential loans with a fair value of approximately $1.2 billion and $881.2 million at June 30, 2020 and December 31, 2019, respectively, are pledged as collateral for repurchase agreements (see Note 11).

Residential Collateralized Debt Obligations

The Company's residential loans held in securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. These Residential CDOs are accounted for as financings and included in residential collateralized debt obligations on the Company's condensed consolidated balance sheets. As of June 30, 2020, the Company had Residential CDOs outstanding of $36.7 million recorded as liabilities on the Company’s condensed consolidated balance sheets with a current weighted average interest rate of 0.80%. The Company retained the owner trust certificates, or residual interest, for three securitizations and had a net investment in the residential securitization trusts of $7.5 million. The net investment amount is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. The Residential CDOs are non-recourse debt for which the Company has no obligation.

Consolidated SLST

The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Our investment in Consolidated SLST is limited to the securities that we own with an aggregate net carrying value of $185.3 million and $276.8 million at June 30, 2020 and December 31, 2019, respectively (see Note 9). During the six months ended June 30, 2020, the Company purchased approximately $40.0 million in additional senior securities issued by Consolidated SLST and subsequently sold its entire investment in the senior securities issued by Consolidated SLST for sales proceeds of approximately $62.6 million at a realized loss of approximately $2.4 million, which is included in realized gains (losses), net on the Company's condensed consolidated statements of operations.

The condensed consolidated balance sheets of Consolidated SLST at June 30, 2020 and December 31, 2019, respectively, are as follows (dollar amounts in thousands):

Balance Sheet	June 30, 2020	December 31, 2019
Assets
Residential loans, at fair value	$1,274,850	$1,328,886
Receivables (1)	4,241	5,244
Total Assets	$1,279,091	$1,334,130
Liabilities and Equity
Residential collateralized debt obligations, at fair value	$1,088,233	$1,052,829
Accrued expenses and other liabilities (2)	3,908	2,643
Total Liabilities	1,092,141	1,055,472
Equity	186,950	278,658
Total Liabilities and Equity	$1,279,091	$1,334,130

(1)	Included in receivables and other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

The SLST CDOs had aggregate unpaid principal balances of approximately $1.3 billion at June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the weighted average interest rate on the SLST CDOs was 3.53%.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company as of June 30, 2020 and December 31, 2019, respectively). The net fair value of our investment in Consolidated SLST, which represents the difference between the carrying values of residential loans, at fair value held in Consolidated SLST less the carrying value of SLST CDOs, approximates the fair value of our underlying securities (see Note 14).

The condensed consolidated statements of operations of Consolidated SLST for the three and six months ended June 30, 2020 are as follows (dollar amounts in thousands):

Statements of Operations	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest income (1)	$11,522	$23,646
Interest expense (2)	8,158	16,693
Net interest income	3,364	6,953
Unrealized gains (losses), net (3)	4,096	(62,038)
Net income (loss)	$7,460	$(55,085)

(1)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, residential loans.

(2)	Included in the Company’s accompanying condensed consolidated statements of operations in interest expense, residential collateralized debt obligations.

(3)
Presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations. Includes $75.1 million of unrealized gains and $13.0 million of unrealized losses on residential loans held in Consolidated SLST for the three and six months ended June 30, 2020, respectively, and $71.0 million and $49.0 million of unrealized losses on SLST CDOs for the three and six months ended June 30, 2020, respectively.

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

The following table details activity in accretable yield for the distressed residential loans, net for the six months ended June 30, 2019 (dollar amounts in thousands):

June 30, 2019
Balance at beginning of period	$195,560
Additions	2,369
Disposals	(45,004)
Accretion	(2,370)
Balance at end of period (1)	$150,555

(1)
Accretable yield is the excess of the distressed residential loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represented the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions included reclassification to accretable yield from nonaccretable yield. Disposals included distressed residential loan dispositions, which included refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income were based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continued to update its estimates regarding the loans and the underlying collateral, the accretable yield was subject to change. Therefore, the amount of accretable income recorded in the six month period ended June 30, 2019 was not necessarily indicative of future results.

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

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential loans held in securitization trusts, net for the six months ended June 30, 2019 (dollar amounts in thousands):

June 30, 2019
Balance at beginning of period	$3,759
Provision for loan losses	38
Transfer to real estate owned	(167)
Charge-offs	(109)
Balance at the end of period	$3,521

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

Residential Collateralized Debt Obligations

The Company's residential loans held in securitization trusts, net were pledged as collateral for the Residential CDOs issued by the Company. These Residential CDOs were accounted for as financings and included in residential collateralized debt obligations on the Company's condensed consolidated balance sheets. As of December 31, 2019, the Company had Residential CDOs outstanding of $40.4 million recorded as liabilities on the Company’s condensed consolidated balance sheets with a weighted average interest rate of 2.41%. The Company retained the owner trust certificates, or residual interest, for three securitizations and had a net investment in the residential securitization trusts of $4.9 million. The net investment amount is the maximum amount of the Company’s investment that was at risk to loss and represented the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. The Residential CDOs are non-recourse debt for which the Company has no obligation.

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential loans held in securitization trusts, net as of December 31, 2019 were as follows:

December 31, 2019
New York	36.1%
Massachusetts	17.2%
New Jersey	12.8%
Florida	12.1%
Maryland	5.5%

6.	Consolidated K-Series

In March 2020, the Company sold its first loss POs and certain mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP and which we refer to as the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO, a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations. Also in March 2020, the Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

The Company elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which required that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series was limited to the multi-family CMBS that we owned with an aggregate net carrying value of $1.1 billion at December 31, 2019 (see Note 9).

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

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended June 30, 2019, for the six months ended June 30, 2020 (prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series) and for the six months ended June 30, 2019, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Statements of Operations	2019	2020	2019
Interest income	$133,157	$151,841	$244,925
Interest expense	114,914	129,762	211,711
Net interest income	18,243	22,079	33,214
Unrealized gains (losses), net	5,207	(10,951)	14,617
Net income	$23,450	$11,128	$47,831

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of December 31, 2019 were as follows:

December 31, 2019
California	15.9%
Texas	12.4%
Florida	6.2%
Maryland	5.8%

7.	Investments in Unconsolidated Entities

The Company's preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment are included in investments in unconsolidated entities and accounted for under the equity method. As of January 1, 2020, the Company has elected to account for these investments using the fair value option (see Note 2). Accordingly, balances presented below as of June 30, 2020 are stated at fair value. The Company's preferred equity ownership interests accounted for under the equity method consist of the following as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$10,849	45%	$10,108
Somerset Deerfield Investor, LLC	45%	17,811	45%	17,417
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,869	43%	4,878
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,839	57%	10,998
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,804	46%	6,847
Walnut Creek Properties Holdings, L.L.C.	36%	8,277	36%	8,288
Towers Property Holdings, LLC	37%	11,320	37%	11,278
Mansions Property Holdings, LLC	34%	10,908	34%	10,867
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,060	43%	4,062
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	9,360	37%	9,396
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	11,599	53%	11,944
DCP Gold Creek, LLC	44%	5,937	—	—
1122 Chicago DE, LLC	53%	6,826	—	—
Rigsbee Ave Holdings, LLC	56%	9,641	—	—
Total - Preferred Equity Ownership Interests		$129,100		$106,083

The following table presents income from preferred equity ownership interests accounted for under the equity method using the fair value option for the three and six months ended June 30, 2020 and income from preferred equity ownership interests accounted for under the equity method for the three and six months ended June 30, 2019 (dollar amounts in thousands). Income from these investments, which includes $0.2 million of net unrealized gains and $4.1 million of net unrealized losses during the three and six months ended June 30, 2020, respectively, is presented in other income in the Company's accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2020	2019	2020	2019
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$358	$287	$603	$562
Somerset Deerfield Investor, LLC	627	492	787	970
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	158	134	92	265
Audubon Mezzanine Holdings, L.L.C. (Series A)	284	304	175	601
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	225	188	124	353
Walnut Creek Properties Holdings, L.L.C.	216	231	122	328
Towers Property Holdings, LLC	284	10	122	10
Mansions Property Holdings, LLC	273	10	118	10
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	107	—	53	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	245	—	114	—
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	304	—	135	—
DCP Gold Creek, LLC	222	—	102	—
1122 Chicago DE, LLC	296	—	236	—
Rigsbee Ave Holdings, LLC	425	—	279	—

The Company's equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are included in investments in unconsolidated entities and are accounted for under the equity method using the fair value option as of both June 30, 2020 and December 31, 2019, respectively, consist of the following (dollar amounts in thousands):

	June 30, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Joint venture equity investments in multi-family properties
The Preserve at Port Royal Venture, LLC	77%	17,000	77%	18,310
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	12,362	11%	11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	55,827	49%	53,776
Total - Equity Ownership Interests		$85,189		$83,882

Income from equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are accounted for under the equity method using the fair value option, which includes $1.3 million and $1.1 million of net unrealized losses for the three and six months ended June 30, 2020, respectively, and $1.7 million and $5.4 million of net unrealized gains for the three and six months ended June 30, 2019, respectively, is presented in other income in the Company's accompanying condensed consolidated statements of operations. The following table presents income from these investments for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2020	2019	2020	2019
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC (1)	$—	$1,289	$—	$4,513
The Preserve at Port Royal Venture, LLC	(1,310)	409	(1,071)	847
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	347	163	565	395
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	1,051	—	2,051	—

(1)	The Company's equity investment was redeemed during the year ended December 31, 2019.

8.	Preferred Equity and Mezzanine Loan Investments

As of January 1, 2020, the Company has elected to account for its preferred equity and mezzanine loan investments using the fair value option (see Note 2). Accordingly, balances presented below as of June 30, 2020 are stated at fair value and changes in fair value are presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020	December 31, 2019 (1)
Investment amount	$185,459	$181,409
Deferred loan fees, net	(1,266)	(1,364)
Unrealized losses, net	(3,343)	—
Total	$180,850	$180,045

(1)	As of December 31, 2019, preferred equity and mezzanine loan investments were reported at amortized cost.

For the three and six months ended June 30, 2020, the Company recognized $0.1 million and $5.8 million, respectively, in net unrealized losses on preferred equity and mezzanine loan investments.
The table below presents the fair value and aggregate unpaid principal balance of the Company's preferred equity and mezzanine loan investments in non-accrual status as of June 30, 2020 (dollar amounts in thousands):

Days Late	Fair Value	Unpaid Principal Balance
90 +	$3,383	$3,363

There were no delinquent preferred equity or mezzanine loan investments as of December 31, 2019.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of June 30, 2020 and December 31, 2019, respectively, are as follows:

	June 30, 2020	December 31, 2019
Tennessee	12.3%	12.3%
Florida	12.0%	12.0%
Georgia	11.8%	11.8%
Texas	10.4%	10.6%
Alabama	10.0%	10.0%
South Carolina	6.3%	6.3%
New Jersey	5.0%	5.0%

9.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

The Company has entered into financing transactions, including residential loan securitizations and re-securitizations, which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation.

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS for which the Company received net cash proceeds of approximately $109.3 million after deducting expenses associated with the re-securitization transaction. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio and continues to classify the non-Agency RMBS collateral in the re-securitization as available for sale securities as the purpose is not to trade these securities. The Company's net investment amount in the re-securitization is $96.1 million as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company evaluated its residential loan securitizations and re-securitization of non-Agency RMBS and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the Financing VIEs as of June 30, 2020 and December 31, 2019.

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust is a VIE as of June 30, 2020 and December 31, 2019, which we refer to as Consolidated SLST. The Company also determined that it is the primary beneficiary of the VIE within Consolidated SLST and, accordingly, has consolidated its assets, liabilities, income and expenses, in the accompanying condensed consolidated financial statements (see Notes 2 and 4). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of June 30, 2020 and December 31, 2019.

As of December 31, 2019, the Company invested in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from those securitizations. The Company evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they were VIEs and if so, whether the Company was the primary beneficiary requiring consolidation. The Company determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts were VIEs as of December 31, 2019, which we refer to as the Consolidated K-Series. The Company also determined that it was the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6). In March 2020, the Company sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO.

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

The Company owns 100% of RB Development Holding Company, LLC ("RBDHC"). RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc"), a wholly-owned subsidiary of the Company, is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests. Real estate under development in KRVI as of June 30, 2020 and December 31, 2019 of $10.6 million and $14.5 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

The following table presents a summary of the assets and liabilities of the Company's residential loan securitizations, non-Agency RMBS re-securitization, Consolidated SLST and KRVI of as of June 30, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs		Other VIEs
	Residential Loan Securitizations	Non-Agency RMBS Re-Securitization	Consolidated SLST	KRVI	Total
Cash and cash equivalents	$—	$—	$—	$2,320	$2,320
Investment securities available for sale, at fair value	—	177,133	—	—	177,133
Residential loans, at fair value	40,693	—	1,274,850	—	1,315,543
Receivables and other assets	3,475	28,447	4,241	10,794	46,957
Total assets	$44,168	$205,580	$1,279,091	$13,114	$1,541,953

Residential collateralized debt obligations	$36,699	$—	$—	$—	$36,699
Residential collateralized debt obligations, at fair value	—	—	1,088,233	—	1,088,233
Securitized debt	—	108,999	—	—	108,999
Accrued expenses and other liabilities	6	454	3,908	74	4,442
Total liabilities	$36,705	$109,453	$1,092,141	$74	$1,238,373

The following table presents a summary of the assets and liabilities of the Company's residential loan securitizations, the Consolidated K-Series, Consolidated SLST and KRVI as of December 31, 2019 (dollar amounts in thousands):

	Financing VIE	Other VIEs
	Residential Loan Securitizations	Consolidated K-Series	Consolidated SLST	KRVI	Total
Cash and cash equivalents	$—	$—	$—	$107	$107
Residential loans, net	44,030	—	—	—	44,030
Residential loans, at fair value	—	—	1,328,886	—	1,328,886
Multi-family loans held in securitization trusts, at fair value	—	17,816,746	—	—	17,816,746
Receivables and other assets	1,328	59,417	5,244	14,626	80,615
Total assets	$45,358	$17,876,163	$1,334,130	$14,733	$19,270,384

Residential collateralized debt obligations	$40,429	$—	$—	$—	$40,429
Residential collateralized debt obligations, at fair value	—	—	1,052,829	—	1,052,829
Multi-family collateralized debt obligations, at fair value	—	16,724,451	—	—	16,724,451
Accrued expenses and other liabilities	14	57,873	2,643	75	60,605
Total liabilities	$40,443	$16,782,324	$1,055,472	$75	$17,878,314

The following table summarizes the Company’s securitized debt collateralized by non-Agency RMBS as of June 30, 2020 (dollar amounts in thousands):

	Principal Amount	Carrying Value (1)	Pass-through Rate of Notes Issued (2)
Non-Agency RMBS re-securitization	$110,361	$108,999	One-month LIBOR plus 5.25%

(1)
Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets. The securitized debt is non-recourse debt for which the Company has no obligation.

(2)	Represents the pass-through rate through the payment date in December 2021. Pass-through rate increases to one-month LIBOR plus 7.75% for payment dates in or after January 2022.

The following table presents contractual maturity information about the Company's securitized debt collateralized by non-Agency RMBS as of June 30, 2020 (dollar amounts in thousands):

Scheduled Maturity (principal amount)	June 30, 2020
Over 36 months	$110,361
Debt issuance cost	(1,362)
Carrying value	$108,999

Unconsolidated VIEs

As of June 30, 2020 and December 31, 2019, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2020 and December 31, 2019, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$42,500	$—	$—	$42,500
Preferred equity investments in multi-family properties	—	175,366	129,100	304,466
Mezzanine loans on multi-family properties	—	5,484	—	5,484
Equity investments in entities that invest in residential properties and loans	—	—	68,189	68,189
Total assets	$42,500	$180,850	$197,289	$420,639

	December 31, 2019
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$49,214	$—	$—	$49,214
Preferred equity investments in multi-family properties	—	173,825	106,083	279,908
Mezzanine loans on multi-family properties	—	6,220	—	6,220
Equity investments in entities that invest in residential properties and loans	—	—	65,572	65,572
Total assets	$49,214	$180,045	$171,655	$400,914

Our maximum loss exposure on the investment securities available for sale, preferred equity and mezzanine loan investments, and investments in unconsolidated entities was approximately $420.6 million and $400.9 million at June 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments were comprised of interest rate swaps, which were designated as trading instruments and were terminated during the six months ended June 30, 2020.
Derivatives Not Designated as Hedging Instruments
The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps (1)	Derivative assets	$—	$15,878

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

The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Notional Amount for the Six Months Ended June 30, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	June 30, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

	Notional Amount for the Six Months Ended June 30, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Terminations	June 30, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,
	2020		2019
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$—	$—	$—	$(15,007)
Total	$—	$—	$—	$(15,007)

	Six Months Ended June 30,
	2020		2019
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$(73,078)	$28,967	$—	$(29,593)
Total	$(73,078)	$28,967	$—	$(29,593)

Derivatives Designated as Hedging Instruments

As of June 30, 2020 and December 31, 2019, there were no derivative instruments designated as hedging instruments.

Outstanding Derivatives

The Company had no outstanding derivatives as of June 30, 2020. The following table presents information about our interest rate swaps whereby we received floating rate payments in exchange for fixed rate payments as of December 31, 2019 (dollar amounts in thousands):

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

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST and the Consolidation K-Series). These repurchase agreements provide short-term financings that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. During the three and six months ended June 30, 2020, in connection with the significant market disruption caused by the COVID-19 pandemic, the repurchase agreement counterparties for our investment securities increased haircuts, started to require additional collateral or determined to not roll our financing. As a result, we liquidated our investment securities at a disadvantageous time, which resulted in losses. At June 30, 2020 and December 31, 2019, the Company had financing arrangements with one and fourteen counterparties, respectively. As of June 30, 2020 and December 31, 2019, the Company had no exposure to an individual counterparty where the amount at risk was in excess of 5% of the Company's stockholders’ equity.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020			December 31, 2019
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS (1)	$—	$—	$—	$812,742	$865,765	$864,428
Agency CMBS (2)	—	—	—	133,184	139,317	140,118
Non-Agency RMBS (3)	87,571	156,523	214,328	594,286	797,784	785,952
CMBS (4)	—	—	—	811,890	1,036,513	853,043
Balance at end of the period	$87,571	$156,523	$214,328	$2,352,102	$2,839,379	$2,643,541

(1)	Collateral pledged includes Agency RMBS securities with a fair value amounting to $26.2 million included in Consolidated SLST as of December 31, 2019.

(2)	Collateral pledged includes Agency CMBS securities with a fair value amounting to $88.4 million included in the Consolidated K-Series as of December 31, 2019.

(3)
Collateral pledged includes first loss subordinated RMBS securities with a fair value amounting to $156.5 million and $214.8 million included in Consolidated SLST as of June 30, 2020 and December 31, 2019, respectively.

(4)	Collateral pledged includes first loss POs, IOs and mezzanine CMBS securities with a fair value amounting to $848.2 million included in the Consolidated K-Series as of December 31, 2019.

As of June 30, 2020 and December 31, 2019, the average days to maturity for repurchase agreements secured by investment securities were 55 days and 73 days, respectively, and the weighted average interest rate was 2.72%. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2020 and December 31, 2019 amounts to $0.2 million and $8.8 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Contractual Maturity	June 30, 2020	December 31, 2019
Within 30 days	$—	$449,474
Over 30 days to 90 days	87,571	1,647,683
Over 90 days	—	254,945
Total	$87,571	$2,352,102

As of June 30, 2020, the outstanding balance under our repurchase agreements secured by investment securities was funded at an advance rate of 55.0% that implies a “haircut” of 45.0%.

As of June 30, 2020, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. As of June 30, 2020, the Company had $371.7 million in cash and cash equivalents and $812.5 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent greater than 100% of our outstanding repurchase agreements secured by investment securities. The following table presents information about the Company's unencumbered securities at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

Unencumbered Securities	June 30, 2020	December 31, 2019
Agency RMBS	$—	$83,351
CMBS	288,112	235,199
Non-Agency RMBS	481,849	168,063
ABS	42,500	49,214
Total	$812,461	$535,827

Residential Loans

The Company has repurchase agreements with two financial institutions to fund the purchase of residential loans, including both first and second mortgages. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
June 30, 2020	$1,450,000	$876,923	$1,199,652	2.36%	5.18
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20

(1)	Includes residential loans, at fair value of $1.2 billion and $881.2 million at June 30, 2020 and December 31, 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.

At June 30, 2020, the Company had an amount at risk under a repurchase agreement with Credit Suisse AG, Cayman Islands Branch of $255.2 million. This repurchase agreement matures on November 26, 2020.

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

During the three months ended March 31, 2020, the Company was not in compliance with the market capitalization covenants in its repurchase agreements with both counterparties. In March 2020, the Company executed an amended repurchase agreement with one counterparty to modify the terms of financial covenants. The Company also agreed to a reservation of rights with the other counterparty during the three months ended March 31, 2020 in which the counterparty elected not to declare an event of default in accordance with the terms of the repurchase agreement for non-compliance with a financial covenant. The Company subsequently executed an amended repurchase agreement with this counterparty in April to modify the terms of financial covenants. Subsequent to the amendments, the repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of August 7, 2020. The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

Costs related to the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.4 million as of June 30, 2020 and $0.8 million as of December 31, 2019. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

12.	Debt

Convertible Notes

On January 23, 2017, the Company issued $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") in an underwritten public offering. The net proceeds to the Company from the sale of the Convertible Notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $127.0 million with the total cost to the Company of approximately 8.24%. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $3.9 million and $5.0 million as of June 30, 2020 and December 31, 2019, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

During the six months ended June 30, 2020, none of the Convertible Notes were converted. As of August 7, 2020, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 7, 2020, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Debt Maturities

As of June 30, 2020, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	138,000
2023	—
2024	—
2025	—
Thereafter	45,000
$183,000

13.	Commitments and Contingencies

Impact of COVID-19

As further discussed in Notes 1 and 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of June 30, 2020, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2020, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.
Investment Securities Available for Sale – The Company determines the fair value of the investment securities available for sale in our portfolio by considering several observable market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments, as well as dialogue with market participants. Third-party pricing services typically incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs. The methodology considers the characteristics of the particular security and its underlying collateral, which are observable inputs. These inputs include, but are not limited to, historical performance, coupon, periodic and life caps, collateral type, rate reset period, seasoning, prepayment speeds and credit enhancement levels. The Company’s investment securities available for sale are valued based upon readily observable market parameters and are classified as Level 2 fair values.

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

For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield.

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

g.
Multi-Family and Residential Collateral Debt Obligations, at fair value – Multi-Family CDOs and SLST CDOs are classified as Level 3 fair values. The fair value of Multi-Family CDOs and SLST CDOs is determined by considering several market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments. The third-party pricing service or dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of a particular security. They will also consider contractual cash payments and yields expected by market participants.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale, at fair value:
Agency RMBS	$—	$—	$—	$—	$—	$922,877	$—	$922,877
Agency CMBS	—	—	—	—	—	50,958	—	50,958
Non-Agency RMBS	—	630,196	—	630,196	—	715,314	—	715,314
CMBS	—	288,112	—	288,112	—	267,777	—	267,777
ABS	—	42,500	—	42,500	—	49,214	—	49,214
Residential loans, at fair value:
Residential loans	—	—	1,442,685	1,442,685	—	—	1,429,754	1,429,754
Consolidated SLST	—	—	1,274,850	1,274,850	—	—	1,328,886	1,328,886
Residential loans held in securitization trusts	—	—	40,693	40,693	—	—	—	—
Investments in unconsolidated entities	—	—	214,289	214,289	—	—	83,882	83,882
Preferred equity and mezzanine loan investments	—	—	180,850	180,850	—	—	—	—
Multi-family loans held in securitization trusts, at fair value	—	—	—	—	—	—	17,816,746	17,816,746
Derivative assets:
Interest rate swaps (1)	—	—	—	—	—	15,878	—	15,878
Total	$—	$960,808	$3,153,367	$4,114,175	$—	$2,022,018	$20,659,268	$22,681,286
Liabilities carried at fair value
Multi-family collateralized debt obligations, at fair value	$—	$—	$—	$—	$—	$—	$16,724,451	$16,724,451
Residential collateralized debt obligations, at fair value	—	—	1,088,233	1,088,233	—	—	1,052,829	1,052,829
Total	$—	$—	$1,088,233	$1,088,233	$—	$—	$17,777,280	$17,777,280

(1)
All of the Company's interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. Included derivative liabilities of $29.0 million netted against a variation margin of $44.8 million at December 31, 2019.

The following tables detail changes in valuation for the Level 3 assets for the six months ended June 30, 2020 and 2019, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Investments in unconsolidated entities	Preferred equity and mezzanine loan investments	Multi-family loans held in securitization trusts	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$83,882	$—	$17,816,746	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(55,144)	(15,279)	(1,730)	4,606	4,866	41,795	(20,886)
Transfers in (1)	164,279	—	46,572	107,477	182,465	—	500,793
Transfers out (2) (3)	(3,953)	—	(349)	—	—	(237,297)	(241,599)
Contributions	—	—	—	22,106	8,440	—	30,546
Paydowns/Distributions	(155,135)	(38,757)	(3,800)	(3,782)	(14,921)	(239,796)	(456,191)
Recovery of charge-off	—	—	—	—	—	35	35
Sales (3)	(93,755)	—	—	—	—	(17,381,483)	(17,475,238)
Purchases	156,639	—	—	—	—	—	156,639
Balance at the end of period	$1,442,685	$1,274,850	$40,693	$214,289	$180,850	$—	$3,153,367

(1)
As of January 1, 2020, the Company has elected to account for all residential loans, residential loans held in securitization trusts, investments in unconsolidated entities and preferred equity and mezzanine loan investments using the fair value option (see Note 2).

(2)	Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.

(3)
During the six months ended June 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated multi-family loans held in securitization trusts and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Notes 2 and 6).

	Six Months Ended June 30, 2019
	Residential loans	Investments in unconsolidated entities	Multi-family loans held in securitization trusts	CMBS held in securitization trusts	Total
Balance at beginning of period	$737,523	$32,994	$11,679,847	$52,700	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	25,359	5,753	574,231	17,734	623,077
Included in other comprehensive income (loss)	—	—	—	(13,665)	(13,665)
Transfers in	—	—	—	—	—
Transfers out	(182)	—	—	—	(182)
Contributions	—	50,000	—	—	50,000
Paydowns/Distributions	(61,275)	(639)	(106,363)	—	(168,277)
Sales	(19,814)	—	—	(56,769)	(76,583)
Purchases (1)	380,343	—	2,426,210	—	2,806,553
Balance at the end of period	$1,061,954	$88,108	$14,573,925	$—	$15,723,987

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

The following tables detail changes in valuation for the Level 3 liabilities for the six months ended June 30, 2020 and 2019, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30, 2020
	Multi-Family CDOs	SLST CDOs	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses/(gains) (realized/unrealized)
Included in earnings	35,018	52,420	87,438
Paydowns	(147,376)	(39,242)	(186,618)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Transfers out	—	—	—
Balance at the end of period	$—	$1,088,233	$1,088,233

(1)
During the six months ended June 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the Multi-Family CDOs (see Notes 2 and 6). Also includes the Company's net sales of senior securities issued by Consolidated SLST during the six months ended June 30, 2020 (see Note 4).

Six Months Ended June 30, 2019
Multi-Family CDOs
Balance at beginning of period	$11,022,248
Total losses (realized/unrealized)
Included in earnings	531,930
Purchases (1)	2,324,639
Paydowns	(106,091)
Balance at the end of period	$13,772,726

(1)
During the six months ended June 30, 2019, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount of $2.3 billion during the six months ended June 30, 2019 (see Notes 2 and 6).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

June 30, 2020	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, at fair value:
Residential loans and residential loans held in securitization trusts (1)	$1,334,944	Discounted cash flow	Lifetime CPR	10.2%	—	-	74.2%
			Lifetime CDR	3.0%	—	-	45.0%
			Loss severity	17.1%	—	-	100.0%
			Yield	5.5%	2.3%	-	33.9%

	$148,434	Liquidation model	Annual home price appreciation	—	(1.3)%	-	1.4%
			Liquidation timeline (months)	27	8	-	57
			Property value	$470,204	$12,430	-	$2,734,000
			Yield	7.5%	7.5%	-	15.0%

Residential loans held in Consolidated SLST (2)	$1,274,850		Liability price	N/A

Total	$2,758,228

Investments in unconsolidated entities (1)	$129,100	Discounted cash flow	Discount rate	12.4%	12.0%	-	13.5%
			Months to assumed redemption	44	20	-	57
			Loss severity	—

Preferred equity and mezzanine loan investments (1)	$180,850	Discounted cash flow	Discount rate	12.3%	11.5%	-	16.0%
			Months to assumed redemption	46	7	-	188
			Loss severity	—
Liabilities
Residential collateralized debt obligations, at fair value
SLST CDOs (2) (3)	$1,088,233	Discounted cash flow	Yield	2.7%	1.4%	-	12.6%
			Collateral prepayment rate	5.6%	3.4%	-	6.1%
			Collateral default rate	2.0%	—	-	3.6%
			Loss severity	21.7%	—	-	24.0%

(1)	Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)
In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of SLST CDOs, including securities we own, as the fair value of these instruments is more observable. At June 30, 2020, the fair value of securities we owned in Consolidated SLST was $185.3 million.

(3)
Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2020 and 2019 for our Level 3 assets and liabilities held as of June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Assets
Residential loans, at fair value
Residential loans (1)	$39,991	$10,329	$(36,303)	$19,666
Consolidated SLST (1)	75,052	—	(13,049)	—
Residential loans held in securitization trusts (1)	59	—	(1,641)	—
Investments in unconsolidated entities (2)	(1,108)	1,698	(5,130)	5,359
Preferred equity and mezzanine loan investments (1)	(127)	—	(5,686)	—
Multi-family loans held in securitization trusts, at fair value (1)	—	330,105	—	604,788
Liabilities
Multi-family collateralized debt obligations, at fair value (1)	—	(324,898)	—	(590,171)
Residential collateralized debt obligations, at fair value (1)	(70,956)	—	(48,990)	—

(1)	Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.

(2)	Presented in other income on the Company's condensed consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2019, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Residential loans held in securitization trusts – impaired loans, net	—	—	$5,256	$5,256

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2019, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Residential loans held in securitization trusts – impaired loans, net	$—	$(38)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$371,697	$371,697	$118,763	$118,763
Investment securities available for sale, at fair value	Level 2	960,808	960,808	2,006,140	2,006,140
Residential loans, at fair value
Residential loans	Level 3	1,442,685	1,442,685	1,429,754	1,429,754
Consolidated SLST	Level 3	1,274,850	1,274,850	1,328,886	1,328,886
Residential loans held in securitization trusts	Level 3	40,693	40,693	—	—
Residential loans, net	Level 3	—	—	202,756	208,471
Investments in unconsolidated entities	Level 3	214,289	214,289	189,965	191,359
Preferred equity and mezzanine loan investments	Level 3	180,850	180,850	180,045	182,465
Multi-family loans held in securitization trusts, at fair value	Level 3	—	—	17,816,746	17,816,746
Derivative assets	Level 2	—	—	15,878	15,878
Loans held for sale, net (1)	Level 3	—	—	2,406	2,482
Financial Liabilities:
Repurchase agreements	Level 2	963,127	963,127	3,105,416	3,105,416
Securitized debt	Level 2	108,999	111,169	—	—
Residential collateralized debt obligations	Level 3	36,699	34,914	40,429	38,888
Multi-family collateralized debt obligations, at fair value	Level 3	—	—	16,724,451	16,724,451
Residential collateralized debt obligations, at fair value	Level 3	1,088,233	1,088,233	1,052,829	1,052,829
Subordinated debentures	Level 3	45,000	30,335	45,000	41,592
Convertible notes	Level 2	134,117	125,862	132,955	140,865

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the table immediately above:

a.	Cash and cash equivalents – Estimated fair value approximates the carrying value of such assets.

b.	Repurchase agreements – The fair value of these repurchase agreements approximates cost as they are short term in nature.

c.	Securitized debt - The fair value is based on discounted cash flows as well as market pricing on comparable obligations.

d.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

e.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

f.	Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

15.	Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares issued and outstanding as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

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

(3)
Beginning on the respective fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend on a floating rate basis according to the terms disclosed in footnote (4) below.

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock commencing January 1, 2019 through June 30, 2020 and on the Series E Preferred Stock from its time of original issuance through June 30, 2020:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
June 15, 2020	July 1, 2020	July 15, 2020	$0.96875	(1)	$0.984375	(1)	$1.00	(1)	$0.984375	(1)
December 10, 2019	January 1, 2020	January 15, 2020	0.484375		0.4921875		0.50		0.47578	(2)
September 9, 2019	October 1, 2019	October 15, 2019	0.484375		0.4921875		0.50		—
June 14, 2019	July 1, 2019	July 15, 2019	0.484375		0.4921875		0.50		—
March 19, 2019	April 1, 2019	April 15, 2019	0.484375		0.4921875		0.50		—

(1)
Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.

(2)	Cash dividend for the partial quarterly period that began on October 18, 2019 and ended on January 14, 2020.

(c) Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. On June 15, 2020, the Company declared a regular quarterly cash dividend on common stock for the second quarter of 2020. The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2019 and ended June 30, 2020:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	$0.05
Fourth Quarter 2019	December 10, 2019	December 20, 2019	January 27, 2020	0.20
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	0.20
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.20
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.20

(d) Public Offerings of Common Stock

The following table details the Company's public offerings of common stock during the six months ended June 30, 2020 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
February 2020	50,600,000	$305,274
January 2020	34,500,000	206,650

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses.

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company issued 2,260,200 shares of common stock under the Common Equity Distribution Agreement, at an average sales price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. As of June 30, 2020, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company issued 661,287 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average sales price of $24.72 per share, resulting in total net proceeds to the Company of $16.1 million. As of June 30, 2020, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

16.	Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net income (loss) attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per common share takes into account the effect of dilutive instruments, such as convertible notes, performance stock units and restricted stock units, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended June 30, 2020, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the six months ended June 30, 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three and six months ended June 30, 2019, the Company's Convertible Notes were determined to be anti-dilutive and dilutive, respectively.

During the three months ended June 30, 2020, the RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target RSUs vest according to the RSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the six months ended June 30, 2020, the RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share under the treasury stock method. There were no RSUs outstanding during the three and six months ended June 30, 2019.

During the three months ended June 30, 2020 and the three and six months ended June 30, 2019, the PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  During the six months ended June 30, 2020, the PSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$117,813	$22,735	$(470,570)	$66,874
Less: Preferred stock dividends (1)	(10,296)	(6,257)	(20,593)	(12,182)
Net income (loss) attributable to Company's common stockholders	$107,517	$16,478	$(491,163)	$54,692
Basic weighted average common shares outstanding	377,465	200,691	364,189	187,628
Basic Earnings (Loss) per Common Share	$0.28	$0.08	$(1.35)	$0.29

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$117,813	$22,735	$(470,570)	$66,874
Less: Preferred stock dividends (1)	(10,296)	(6,257)	(20,593)	(12,182)
Add back: Interest expense on convertible notes for the period, net of tax	2,665	—	—	5,307
Net income (loss) attributable to Company's common stockholders	$110,182	$16,478	$(491,163)	$59,999
Weighted average common shares outstanding	377,465	200,691	364,189	187,628
Net effect of assumed convertible notes conversion to common shares	19,695	—	—	19,695
Net effect of assumed RSUs vested	2,180	—	—	—
Net effect of assumed PSUs vested	642	1,707	—	1,688
Diluted weighted average common shares outstanding	399,982	202,398	364,189	209,011
Diluted Earnings (Loss) per Common Share	$0.28	$0.08	$(1.35)	$0.29

(1)	For the six months ended June 30, 2020, includes preferred stock dividends declared in arrears in June 2020 for the quarterly period that began on January 15, 2020 and ended on April 14, 2020.

17.	Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. At June 30, 2020, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000.

Of the common stock authorized at June 30, 2020, 5,819,607 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 228,750 shares under the 2017 Plan as of June 30, 2020. The Company’s employees have been issued 1,881,380 shares of restricted stock under the 2017 Plan as of June 30, 2020. At June 30, 2020, there were 1,603,766 shares of non-vested restricted stock outstanding, 4,798,517 common shares reserved for issuance in connection with PSUs under the 2017 Plan and 441,746 common shares reserved for issuance in connection with RSUs under the 2017 Plan.

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

Restricted Common Stock Awards

During the three and six months ended June 30, 2020, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $1.8 million, respectively. During the three and six months ended June 30, 2019, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.6 million and $1.1 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions. There were no forfeitures of shares for the three and six months ended June 30, 2020 and 2019.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the six months ended June 30, 2020 and 2019, respectively, is presented below:

	2020		2019
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	837,123	$6.18	507,536	$5.91
Granted	1,054,254	6.33	536,242	6.30
Vested	(287,611)	6.22	(205,080)	5.85
Non-vested shares as of June 30	1,603,766	$6.27	838,698	$6.18
Restricted stock granted during the period	1,054,254	$6.33	536,242	$6.30

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2020 and 2019, the Company had unrecognized compensation expense of $7.9 million and $4.2 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at June 30, 2020 is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the six months ended June 30, 2020 and 2019 was approximately $1.8 million and $1.3 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over a three year period or at the end of the requisite service period.

Performance Stock Units

During the six months ended June 30, 2020 and 2019, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the six months ended June 30, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2020 and 2019, respectively, is presented below:

	2020		2019
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	2,018,518	$4.09	842,792	$4.20
Granted	883,496	7.03	1,175,726	4.01
Vested	—	—	—	—
Non-vested target PSUs as of June 30	2,902,014	$4.98	2,018,518	$4.09

(1)
The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

As of June 30, 2020 and 2019, there was $8.2 million and $5.9 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2020 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the PSUs was $1.2 million and $2.5 million for the three and six months ended June 30, 2020, respectively. Compensation expense related to the PSUs was $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

Restricted Stock Units

During the six months ended June 30, 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the service period.

The RSUs granted during the six months ended June 30, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2020 is presented below:

	2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs at January 1	—	$—
Granted	441,746	6.23
Vested	—	—
Non-vested RSUs as of June 30	441,746	$6.23

(1)	The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

As of June 30, 2020 there was $2.3 million of unrecognized compensation cost related to the non-vested portion of the RSUs. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2020 is expected to be recognized over a weighted average period of 2.5 years. Compensation expense related to the RSUs was $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

18.	Income Taxes

For the three and six months ended June 30, 2020 and 2019, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and six months ended June 30, 2020 and 2019, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax expense	$2,033	$15	$2,043	$8
Deferred income tax benefit	(106)	(149)	(355)	(68)
Total provision (benefit)	$1,927	$(134)	$1,688	$(60)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of June 30, 2020 and December 31, 2019 are as follows (dollar amounts in thousands):

	June 30, 2020	December 31, 2019
Deferred tax assets
Net operating loss carryforward	$4,582	$3,975
Capital loss carryover	4,418	739
GAAP/Tax basis differences	3,841	3,699
Total deferred tax assets (1)	12,841	8,413
Deferred tax liabilities
Deferred tax liabilities	4	5
Total deferred tax liabilities (2)	4	5
Valuation allowance (1)	(11,102)	(7,029)
Total net deferred tax asset	$1,735	$1,379

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2020, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $11.7 million. The Company’s carryforward net operating losses of approximately $10.8 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of June 30, 2020, the Company, through its wholly-owned TRSs, had also incurred approximately $13.0 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains.

At June 30, 2020, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $4.1 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three and six months ended June 30, 2020, the changes are not expected to have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.	Subsequent Events

In July 2020, the Company completed a securitization of residential loans, resulting in approximately $242.9 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $230.6 million on an outstanding repurchase agreement related to residential loans.

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
Forward-looking statements are based on estimates, projections, beliefs and assumptions of management of the Company at the time of such statements and are not guarantees of future performance. Forward-looking statements involve risks and uncertainties in predicting future results and conditions. Actual results and outcomes could differ materially from those projected in these forward-looking statements due to a variety of factors, including, without limitation:

•	changes in our business and investment strategy;

•	changes in interest rates and the fair market value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;

•	changes in credit spreads;

•	changes in the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae;

•	general volatility of the markets in which we invest;

•	changes in prepayment rates on the loans we own or that underlie our investment securities;

•	increased rates of default or delinquencies and/or decreased recovery rates on our assets;

•	our ability to identify and acquire our targeted assets, including assets in our investment pipeline;

•	changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;

•	our ability to predict and control costs;

•	changes in governmental laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the COVID-19 pandemic;

•	our ability to make distributions to our stockholders in the future;

•	our ability to maintain our qualification as a REIT for federal tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

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

These and other risks, uncertainties and factors, including the risk factors described herein and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

•
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” owned the first loss POs and certain IOs and certain senior or mezzanine securities, that we consolidated in our financial statements in accordance with GAAP;

•
“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs and senior securities, that we consolidate in our financial statements in accordance with GAAP;

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

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive residential and multi-family assets, including investments that may have been sourced from distressed markets.

Executive Summary

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") as a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., implemented social distancing measures, which have substantially prohibited large gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, have required additional measures, such as shelter-in-place and stay-at-home orders or have placed capacity or service restrictions on a number of businesses. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. The economic fallout caused by the pandemic and certain of the actions taken to reduce its spread have been startling, resulting in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. These conditions, or some level thereof, are expected to continue over the near term and are likely to prevail throughout 2020.

Although economic data and markets generally, including those in which we invest, showed signs of improvement during the second quarter, these markets and the economy continue to face significant challenges from the impact of the ongoing pandemic. The exact timing and pace of the economic recovery are uncertain with certain markets and regions that re-opened now experiencing a surge or resurgence of COVID-19 cases, some of which are halting or re-instituting various restrictions on economic and social activity. Moreover, significant unemployment benefits funded by the U.S. government expired at the end of July and this is expected to put even more pressure on the ability of borrowers and renters, including borrowers and renters that own or rent properties that back directly, or indirectly, the properties we finance or invest in, to meet their financial obligations.

The global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress beginning in mid-March, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties in March, particularly with respect to our investment securities portfolio. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets and improve liquidity, in March, we paused funding of margin calls to our repurchase agreement financing counterparties, sold approximately $2.0 billion of assets, terminated interest rate swap positions with an aggregate notional value of $495.5 million and reduced our outstanding repurchase agreements that finance our investment securities and residential loan portfolios, which had exposed our investment portfolio and the financing thereof to unprecedented volatility in mark-to-market collateral repricing determinations by financing counterparties, by $1.7 billion from year-end levels, reducing our overall leverage to less than one times as of March 31, 2020.
We continued our deliberate and patient approach to enhancing liquidity by executing the following measures during the three months ended June 30, 2020:

•	We completed a non-mark-to-market re-securitization backed by non-Agency RMBS generating net proceeds of approximately $109.3 million.

•	We obtained additional financing for residential loans pledged under a repurchase agreement in the amount of $248.8 million.

•	We sold residential loans for approximately $43.8 million in proceeds, non-Agency RMBS for approximately $37.8 million in proceeds, and CMBS for approximately $24.0 million in proceeds.

•
We used the proceeds from these transactions, among other things, to further reduce our outstanding repurchase agreements that finance investment securities by $625.8 million from March 31, 2020. As of June 30, 2020, we had an outstanding repurchase agreement related to investment securities with one counterparty amounting to $87.6 million.

By focusing significant efforts on stabilizing and improving our ability to fund our investment strategy as detailed in the steps listed above, including reducing our mark-to-market repurchase agreement financing for investment securities and reducing our leverage to historically low levels, we were able to retain over $1 billion of non-Agency credit assets that experienced significant price appreciation in the second quarter and monetize gains from the price recovery with selective asset sales later in the second quarter. With this as a backdrop, we generated $0.28 per share and $0.50 per share of net income and comprehensive income attributable to common stockholders, respectively, and saw book value per common share move 12% higher during the quarter. We positioned the Company with a sizeable cash balance at June 30, 2020 and recently completed longer-termed securitization financings that we anticipate will provide a path for more stable growth under a now-reduced competitive landscape. We expect that returns in the near-term will be highly sensitive to sufficient government support for the economy.

We transitioned in March to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact and we expect to continue our remote work arrangement for the foreseeable future.

Our targeted investments include the following (i) residential loans, including distressed residential loans, non-QM loans, second mortgages, residential bridge loans and other residential loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to continue to focus on our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. We expect to maintain a defensive posture as it relates to new investments due to the uncertainty relating to the duration and ongoing economic impact associated with the COVID-19 pandemic and to currently focus on assets that may benefit from active management in a prolonged, low rate environment. We also expect to continue to selectively monetize gains from the price recovery experienced by our non-Agency RMBS and Freddie-K mezzanine securities.

Prior to the recent turmoil in the financial markets, we sought to achieve a balanced and diverse funding mix to finance our assets and operations, which included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer term repurchase agreement borrowings with terms between one year and 24 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, looking forward, we expect to place a greater emphasis on procuring stable, longer-termed financing, such as securitizations and term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. While longer-termed financings may involve greater expense relative to repurchase agreement funding, we believe, over time, this approach may better allow us to manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. Consistent with this emphasis on procuring financings that provide limited or no mark-to-market repricing exposure and more committed lines of financing, in June 2020, we closed on a non-mark-to-market re-securitization backed by non-Agency RMBS that matures in June 2025. Moreover, subsequent to June 30, 2020, we closed on a non-mark-to-market securitization backed by residential loans that will mature in June 2025. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

Portfolio Update

In the second quarter of 2020, we sought to further improve our liquidity position and maintain a defensive posture as it relates to new investments. The following table presents the activity for our investment portfolio for the three months ended June 30, 2020 (dollar amounts in thousands):

	March 31, 2020	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	June 30, 2020
Investment securities
Non-Agency RMBS	$576,108	$—	$(2,297)	$(37,810)	$94,195	$630,196
CMBS	268,856	—	(103)	(24,022)	43,381	288,112
ABS	42,344	—	—	—	156	42,500
Total investment securities available for sale	887,308	—	(2,400)	(61,832)	137,732	960,808
Consolidated SLST (3)	182,779	—	—	—	2,531	185,310
Total investment securities	1,070,087	—	(2,400)	(61,832)	140,263	1,146,118
Residential loans	1,558,331	2,818	(72,715)	(43,794)	38,738	1,483,378
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	391,257	—	(21)	—	3,903	395,139
Other investments (4)	15,011	657	—	(3,267)	(1,851)	10,550
Totals	$3,034,686	$3,475	$(75,136)	$(108,893)	$181,053	$3,035,185

(1)	Primarily includes principal repayments.

(2)
Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion and transfers within investment categories.

(3)
Consolidated SLST is presented on our condensed consolidated balance sheets as of March 31, 2020 and June 30, 2020, respectively, as residential loans, at fair value and residential collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements follows (dollar amounts in thousands):

	March 31, 2020	June 30, 2020
Residential loans, at fair value	$1,218,299	$1,274,850
Deferred interest (a)	(528)	(1,307)
Less: Residential collateralized debt obligations, at fair value	(1,034,992)	(1,088,233)
Consolidated SLST investment securities owned by NYMT	$182,779	$185,310

(a)	Included in accrued expenses and other liabilities on our condensed consolidated balance sheets at June 30, 2020.

(4)
Includes real estate under development in Consolidated VIEs in the amounts of $10.6 million and $14.8 million as of June 30, 2020 and March 31, 2020, respectively, and other loan investments in the amounts of $0.2 million as of March 31, 2020.

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

Financial and mortgage-related asset markets continued to experience significant volatility during the second quarter of 2020 as a result of the ongoing COVID-19 pandemic. U.S. stocks delivered their best quarterly results in more than 20 years during the second quarter of 2020 following the sharp sell-off during the back half of the first quarter. Reflective of abundant liquidity and hopeful expectations about re-opening after the global shutdown, asset prices also experienced a pronounced improvement during the second quarter of 2020. Global economic activity and consumer sentiment showed signs of significant advancement during the second quarter of 2020, with the improvements buoyed by the “re-opening” of states in the U.S. However, activity levels remain well below normal levels and some of the economic progress has stalled or may stall as COVID-19 case counts continue to rise in states that quickly relaxed their social distancing requirements.

Similar to assets in the larger economy, pricing for our investment portfolio during the second quarter of 2020 rebounded somewhat with credit spreads tightening across a large swath of the portfolio, particularly our non-Agency securities. Liquidity to MBS and mortgage financing markets also improved during the second quarter, as evidenced by the Company completing multiple longer-term, securitization financing transactions in June and July 2020. Due to the possibility that a number of states or the U.S. federal government may again impose greater restrictions on economic and social activity in light of rapidly rising COVID-19 daily case counts this summer and heightened uncertainty relating to the duration and longer-term impact of the pandemic and government actions in response thereto, we expect market volatility generally to remain elevated and operating conditions for our business specifically to remain challenging throughout the balance of 2020.

The market conditions discussed below significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March by the ongoing COVID-19 pandemic:

General. U.S. economic data released over the past quarter shows that the U.S. economy has greatly contracted with U.S. gross domestic product (“GDP”) having decreased by 32.9% (advance estimate) in the second quarter of 2020, down from GDP contraction of 5.0% (revised) in the first quarter of 2020.

The U.S. labor market began to show slight improvements toward the end of the second quarter. The U.S. Department of Labor attributed these improvements to the resumption of economic activity that had been curtailed in March and April due to the COVID-19 pandemic. According to the U.S. Department of Labor, the U.S. unemployment rate decreased towards the end of the quarter from the high of 14.7% in April to 11.1% in June. Total nonfarm payroll employment rose by 4.8 million in June, as compared to 2.7 million in May 2020. However, despite the decline in the unemployment rate in the latter parts of the second quarter, the effects of the COVID-19 pandemic and efforts to contain it further were felt with the jobless rate and the number of unemployed increasing 7.6% and 12.0 million, respectively, since February.

Single-Family Homes and Residential Mortgage Market. The residential real estate market displayed signals of modest growth in the second quarter. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for April 2020 showed that, on average, home prices increased 4.0% for the 20-City Composite over April 2019, up from 3.9% the previous month. Data from the S&P Dow Jones Indices for May and June are not available currently, but we would expect the data to reflect continued slight improvements due to the partial reopening of the economy in the second quarter. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 740,000 and 854,000 for the three and six months ended June 30, 2020, respectively, compared to an annual rate of 894,000 for the year ended December 31, 2019; however, the estimate for June of 831,000 housing starts was 17.2% above May levels. Declining single-family housing fundamentals may adversely impact the borrowers of our residential mortgage loans and those that underlie our RMBS, and thus the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. As of June 30, 2020, less than 25% of borrowers in our residential loan portfolio had entered into COVID-19 relief plans.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 295,000 and 399,000 for the three and six months ended June 30, 2020, respectively, compared to 391,000 for the year ended December 31, 2019. While starts on multi-family homes containing five units or more experienced a decrease from first quarter levels, these rates saw a steady increase throughout the second quarter, eventually reaching 350,000 in June, an 18.6% increase from May levels. Moreover, with record jobless claims filed in recent months, the financial ability of households to meet their rental payment obligations is a present and growing concern. Data released by the National Multifamily Housing Council (“NMHC”) shows that 87.6% of professionally-managed apartment households made a full or partial July rent payment by July 13, 2020 in its survey of 11.4 million professionally-managed apartment units across the country. This represents a 2.5-percentage point decrease in the share who paid rent through July 13, 2019 and compares to 89.0% that had paid by June 13, 2020. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. As of June 30, 2020, the Company had one operating partner, representing approximately 1.1% of our total preferred equity and mezzanine loan investment portfolio, that was delinquent in making distributions to us. Weakness in the multi-family housing sector, including, among other things, widening capitalization rates, reduced demand, increased vacancy rates, increased tenant lease defaults and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.
Credit Spreads. Credit spreads tightened in the second quarter as the economy experienced a partial resumption of activity from the beginning of the COVID-19 pandemic. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing markets. During the second quarter, the bond market experienced volatility with the closing yield of the 10-year U.S. Treasury Note trading between 0.58% and 0.91% during the quarter, closing the quarter at 0.66%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the second quarter of 2020, the Treasury curve increased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 50 basis points, up 16 basis points from December 31, 2019. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. Since late 2019, the Federal Reserve has been conducting large scale overnight repo operations to address disruptions in the U.S. Treasury, Agency debt and Agency RMBS financing markets and has substantially increased these operations to address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic. On March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. The Federal Reserve also lowered the federal funds rate by 100 basis points to a range of 0.0% - 0.25%, after having already lowered the federal funds rate by 50 basis points on March 3, 2020. The Federal Reserve has purchased approximately $1.6 trillion and $719 billion in U.S. Treasuries and Agency MBS, respectively, since mid-March.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law to provide many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity resulting from the COVID-19 pandemic.  The over $2 trillion relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health care providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provided an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts. In addition, in response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures.

The markets for U.S. Treasuries, MBS and other mortgage and fixed income markets experienced severe dislocations in March as a result of the COVID-19 pandemic. To address these issues in the fixed income and funding markets, on March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support smooth market functioning. Since that date, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the CARES Act. The FHFA instructed the GSEs on how to handle servicer advances for loans that back Agency RMBS that enter into forbearance, which limits prepayments during the forbearance period that could have resulted otherwise. Further, the FHFA announced a loan payment deferment plan for Agency multi-family borrowers facing hardship from revenue losses caused by COVID-19, with the condition that these borrowers suspend all evictions for renters unable to pay rent due to the impact of COVID-19.
The increased unemployment benefits under the CARES Act are set to expire at the end of July and many states have ended their prohibitions on eviction. As a result, we anticipate that the number of our operating partners and borrowers of our residential loans and those that underlie our investment securities that become delinquent or default on their financial obligations may increase significantly. Such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
According to the Board of Governors of the Federal Reserve, trading conditions in U.S. Treasuries and MBS markets have improved gradually since the announcement of Federal Reserve policies and the functioning and liquidity of the MBS market have mostly returned to pre-February standards, though strains continue in less liquid parts of the market. However, bid-ask spreads for longer-maturity and off-the-run Treasuries remain wider than in mid-February.
In 2017, policymakers announced that LIBOR will be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new Secured Overnight Funding Rate (“SOFR”), a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Federal Reserve and the Treasury’s Office of Financial Research. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will likely become the new benchmark for hedges and a range of interest rate investments.
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

Second Quarter 2020 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2020 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net interest income	$28,526	$75,607
Net income (loss) attributable to Company's common stockholders	$107,517	$(491,163)
Net income (loss) attributable to Company's common stockholders per share (basic)	$0.28	$(1.35)
Comprehensive income (loss) attributable to Company's common stockholders	$190,121	$(550,723)
Comprehensive income (loss) attributable to Company's common stockholders per share (basic)	$0.50	$(1.51)
Book value per common share	$4.35	$4.35
Economic return on book value (1)	13.1%	(23.9)%

(1)	Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the respective periods.

Developments

•	Reinstated the payment of quarterly dividends on both common and preferred stock and declared preferred stock dividends in arrears for the first quarter of 2020.

•	Completed a non-mark-to-market re-securitization backed by non-Agency RMBS generating net proceeds of approximately $109.3 million.

•	Obtained additional financing for residential loans pledged under a repurchase agreement in the amount of $248.8 million.

•	Sold residential loans for approximately $43.8 million in proceeds, non-Agency RMBS for approximately $37.8 million in proceeds and CMBS for approximately $24.0 million in proceeds.

•	Reduced outstanding repurchase agreements to finance investment securities by $625.8 million from March 31, 2020.

Subsequent Developments

On July 14, 2020, we completed a securitization of residential loans, resulting in approximately $242.9 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. We utilized the net proceeds to repay approximately $230.6 million on an outstanding repurchase agreement related to residential loans.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2020 and December 31, 2019, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands). As previously discussed, in an effort to manage our portfolio through the unprecedented turmoil in the financial markets and improve liquidity, we sold our entire Agency CMBS and Agency RMBS portfolio during March 2020:

At June 30, 2020:

	Single-Family Credit	Multi- Family Credit	Other	Total
Investment securities available for sale, at fair value	$630,196	$288,112	$42,500	$960,808
Residential loans, at fair value	2,758,228	—	—	2,758,228
Residential collateralized debt obligations, at fair value	(1,088,233)	—	—	(1,088,233)
Residential collateralized debt obligations	(36,699)	—	—	(36,699)
Investments in unconsolidated entities	68,189	146,100	—	214,289
Preferred equity and mezzanine loan investments	—	180,850	—	180,850
Other investments (1)	—	10,550	—	10,550
Carrying value	2,331,681	625,612	42,500	2,999,793
Liabilities:
Repurchase agreements	(963,127)	—	—	(963,127)
Securitized debt	(108,999)	—	—	(108,999)
Subordinated debentures	—	—	(45,000)	(45,000)
Convertible notes	—	—	(134,117)	(134,117)
Cash, cash equivalents and restricted cash (2)	98,352	7,316	297,540	403,208
Other	56,506	(3,179)	(42,144)	11,183
Net capital allocated	$1,414,413	$629,749	$118,779	$2,162,941

Total Leverage Ratio (3)				0.5
Portfolio Leverage Ratio (4)				0.4

(1)	Includes real estate under development presented in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(2)	Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.

(3)
Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include SLST CDOs amounting to $1.1 billion, Residential CDOs amounting to $36.7 million and securitized debt amounting to $109.0 million as they are non-recourse debt to the Company.

(4)	Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2019:

	Agency	Single-Family Credit	Multi- Family Credit	Other	Total
Investment securities available for sale, at fair value	$973,835	$715,314	$267,777	$49,214	$2,006,140
Residential loans, at fair value	26,239	2,732,401	—	—	2,758,640
Residential collateralized debt obligations, at fair value	—	(1,052,829)	—	—	(1,052,829)
Residential loans, net	—	202,756	—	—	202,756
Residential collateralized debt obligations	—	(40,429)	—	—	(40,429)
Investments in unconsolidated entities	—	65,573	124,392	—	189,965
Preferred equity and mezzanine loan investments	—	—	180,045	—	180,045
Multi-family loans held in securitization trusts, at fair value	88,359	—	17,728,387	—	17,816,746
Multi-family collateralized debt obligations, at fair value	—	—	(16,724,451)	—	(16,724,451)
Other investments (1)	—	3,119	14,464	—	17,583
Carrying value	1,088,433	2,625,905	1,590,614	49,214	5,354,166
Liabilities:
Repurchase agreements	(945,926)	(1,347,600)	(811,890)	—	(3,105,416)
Subordinated debentures	—	—	—	(45,000)	(45,000)
Convertible notes	—	—	—	(132,955)	(132,955)
Hedges (net) (2)	15,878	—	—	—	15,878
Cash, cash equivalents and restricted cash (3)	9,738	44,604	4,152	63,118	121,612
Goodwill	—	—	—	25,222	25,222
Other	(1,449)	54,895	(10,123)	(71,801)	(28,478)
Net capital allocated	$166,674	$1,377,804	$772,753	$(112,202)	$2,205,029

Total Leverage Ratio (4)					1.5
Portfolio Leverage Ratio (5)					1.4

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

(4)
Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include Multi-family CDOs amounting to $16.7 billion, SLST CDOs amounting to $1.1 billion and Residential CDOs amounting to $40.4 million that are consolidated in the Company's financial statements as they are non-recourse debt to the Company.

(5)	Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

Analysis of Changes in Book Value Per Share

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2020 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,469,220	377,465	$3.89	$1,683,911	291,371	$5.78
Cumulative-effect adjustment for implementation of fair value option (2)	—			12,284
Common stock issuance, net (3)	2,429	—		516,298	86,094
Balance after cumulative-effect adjustment and share issuance activity	1,471,649	377,465	3.90	2,212,493	377,465	5.86
Dividends declared	(18,887)		(0.05)	(18,887)		(0.05)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (4)	82,604		0.22	(59,560)		(0.16)
Net income (loss) attributable to Company's common stockholders	107,517		0.28	(491,163)		(1.30)
Ending Balance	$1,642,883	377,465	$4.35	$1,642,883	377,465	$4.35

(1)	Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2020 are 377,465,405.

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

(3)	Includes amortization of stock based compensation.

(4)	The changes primarily relate to unrealized gains (losses) in our investment securities due to increases or reductions in pricing.

Results of Operations

Beginning in mid-March and continuing into the second quarter, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to experience significant volatility. The significant dislocation in the financial markets in March and part of April caused, among other things, credit spread widening, a sharp decrease in interest rates, higher unemployment levels and unprecedented illiquidity in repurchase agreement financing and MBS markets, which in turn materially negatively impacted liquidity and pricing of our assets. While market conditions improved and volatility subsided to an extent in the latter part of the second quarter as parts of the global and U.S. economy "re-opened", leading to partial pricing recovery for a number of our assets, particularly investment securities, we expect volatility and markets to continue to fluctuate and that these conditions are likely to continue to negatively affect our business throughout 2020 due to the uncertain duration and ongoing impact of the pandemic. The factors described above and throughout this Quarterly Report on Form 10-Q (particularly as related to the COVID-19 pandemic) have driven the majority of our results of operations for the three and six months ended June 30, 2020, and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions.
The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2020 and 2019, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 and increases or decreases in the "six-month periods" refer to the change in results for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

The following table presents the main components of our net income (loss) for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
Net interest income	$28,526	$25,691	$2,835	$75,607	$51,896	$23,711
Total non-interest income (loss)	104,412	8,561	95,851	(517,591)	39,424	(557,015)
Total general, administrative and operating expenses	14,074	12,394	1,680	27,958	25,038	2,920
Income (loss) from operations before income taxes	118,864	21,858	97,006	(469,942)	66,282	(536,224)
Income tax expense (benefit)	1,927	(134)	2,061	1,688	(60)	1,748
Net income (loss) attributable to Company	117,813	22,735	95,078	(470,570)	66,874	(537,444)
Preferred stock dividends (1)	10,296	6,257	4,039	20,593	12,182	8,411
Net income (loss) attributable to Company's common stockholders	107,517	16,478	91,039	(491,163)	54,692	(545,855)
Basic earnings (loss) per common share	$0.28	$0.08	$0.20	$(1.35)	$0.29	$(1.64)
Diluted earnings (loss) per common share	$0.28	$0.08	$0.20	$(1.35)	$0.29	$(1.64)

(1)	For the six months ended June 30, 2020, includes preferred stock dividends declared in arrears in June 2020 for the quarterly period that began on January 15, 2020 and ended on April 14, 2020.

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

Despite average interest earning assets decreasing in the three-month periods due to asset sales in response to the impacts of the COVID-19 pandemic, net interest income increased due to a combination of repayments of repurchase agreement financing in the first half of 2020 and lower financing costs which began in the third quarter of 2019. The increase in net interest income for the six-month periods was primarily driven by an increase in average interest earning assets in our investment portfolio resulting from purchase activity since June 30, 2019, which was funded by a combination of equity capital raised in 2019 and in the first quarter of 2020 and repurchase agreement financing. Interest expense also decreased for the six-month periods due the aforementioned repayments of repurchase agreement financing and lower financing costs.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

Three Months Ended June 30, 2020

	Single-Family Credit (1) (3)	Multi- Family Credit (2)	Other (7)	Total
Interest Income (4)	$29,530	$8,854	$1,428	$39,812
Interest Expense	(7,898)	(58)	(3,330)	(11,286)
Net Interest Income (Expense)	$21,632	$8,796	$(1,902)	$28,526

Average Interest Earning Assets (3) (5)	$2,372,775	$490,805	$172,077	$3,035,657
Average Yield on Interest Earning Assets (6)	4.98%	7.22%	3.32%	5.25%
Average Portfolio Financing Cost (7)	(2.82)%	(3.00)%	—	(2.82)%
Portfolio Net Interest Margin (8)	2.16%	4.22%	3.32%	2.43%

Three Months Ended June 30, 2019

	Agency (9)	Single-Family Credit	Multi- Family Credit (2) (3)	Other (7)	Total
Interest Income (4)	$6,758	$18,725	$26,834	$29	$52,346
Interest Expense	(5,887)	(10,092)	(7,246)	(3,430)	(26,655)
Net Interest Income (Expense)	$871	$8,633	$19,588	$(3,401)	$25,691

Average Interest Earning Assets (3) (5)	$1,017,409	$1,506,973	$1,018,847	$1,098	$3,544,327
Average Yield on Interest Earning Assets (6)	2.66%	4.97%	10.54%	10.44%	5.91%
Average Portfolio Financing Cost (7)	(2.62)%	(4.54)%	(4.20)%	—	(3.75)%
Portfolio Net Interest Margin (8)	0.04%	0.43%	6.34%	10.44%	2.16%

Six Months Ended June 30, 2020

	Agency (9)	Single-Family Credit (1) (3)	Multi- Family Credit (2) (3)	Other (7)	Total
Interest Income (4)	$6,401	$63,823	$39,068	$2,837	$112,129
Interest Expense	(4,930)	(18,104)	(6,774)	(6,714)	(36,522)
Net Interest Income (Expense)	$1,471	$45,719	$32,294	$(3,877)	$75,607

Average Interest Earning Assets (3) (5)	$537,004	$2,482,069	$832,070	$111,133	$3,962,276
Average Yield on Interest Earning Assets (6)	2.38%	5.14%	9.39%	5.11%	5.66%
Average Portfolio Financing Cost (7)	(2.29)%	(3.02)%	(3.91)%	—	(3.02)%
Portfolio Net Interest Margin (8)	0.09%	2.12%	5.48%	5.11%	2.64%

Six Months Ended June 30, 2019

	Agency (9)	Single-Family Credit	Multi- Family Credit (2) (3)	Other (7)	Total
Interest Income (4)	$14,326	$38,107	$51,067	$29	$103,529
Interest Expense	(12,246)	(18,925)	(13,603)	(6,859)	(51,633)
Net Interest Income (Expense)	$2,080	$19,182	$37,464	$(6,830)	$51,896

Average Interest Earning Assets (3) (5)	$1,035,469	$1,409,618	$972,774	$549	$3,418,410
Average Yield on Interest Earning Assets (6)	2.77%	5.41%	10.50%	10.44%	6.06%
Average Portfolio Financing Cost (7)	(2.69)%	(4.62)%	(4.28)%	—	(3.79)%
Portfolio Net Interest Margin (8)	0.08%	0.79%	6.22%	10.44%	2.27%

(1)
The Company, through its ownership of certain securities purchased in the fourth quarter of 2019, has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are owned by the Company. A reconciliation of net interest income generated by our single-family credit portfolio to our condensed consolidated financial statements for the three and six months ended June 30, 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest income, residential loans	$29,420	$63,720
Interest income, investment securities available for sale (a)	8,268	16,796
Interest expense, SLST CDOs (b)	(8,158)	(16,693)
Interest income, Single-Family Credit, net	29,530	63,823
Interest expense, repurchase agreements	(7,299)	(17,267)
Interest expense, Residential CDOs (b)	(130)	(368)
Interest expense, securitized debt	(469)	(469)
Net interest income, Single-Family Credit	$21,632	$45,719

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(b)	Included in the Company’s accompanying condensed consolidated statements of operations in interest expense, residential collateralized debt obligations.

(2)
Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family credit portfolio to our condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income, multi-family loans held in securitization trusts	$—	$133,157	$151,841	$244,925
Interest income, investment securities available for sale (a)	3,652	3,443	6,414	7,698
Interest income, preferred equity and mezzanine loan investments	5,202	5,148	10,575	10,155
Interest expense, multi-family collateralized debt obligations	—	(114,914)	(129,762)	(211,711)
Interest income, Multi-Family Credit, net	8,854	26,834	39,068	51,067
Interest expense, repurchase agreements	(58)	(7,246)	(6,774)	(13,109)
Interest expense, securitized debt	—	—	—	(494)
Net interest income, Multi-Family Credit	$8,796	$19,588	$32,294	$37,464

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(3)
Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST (for the three and six months ended June 30, 2020) and Consolidated K-Series assets (for the six months ended June 30, 2020 and the three and six months ended June 30, 2019) other than those securities owned by the Company.

(4)	Includes interest income earned on cash accounts held by the Company.

(5)	Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(6)	Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income by our Average Interest Earning Assets for the respective periods.

(7)
Average Portfolio Financing Cost was calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the three and six months ended June 30, 2020 and 2019, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subordinated debentures	$582	$734	$1,231	$1,474
Convertible notes	2,739	2,694	5,474	5,384
Total	$3,321	$3,428	$6,705	$6,858

(8)
Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures and convertible notes.

(9)	Includes Agency RMBS and Agency CMBS.

Non-interest Income (Loss)

Realized (Losses) Gains, Net

The Company sold approximately $108.9 million and $2.1 billion of assets during the three and six months ended June 30, 2020, respectively. The following table presents the components of realized (losses) gains, net recognized for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
Investment securities and related hedges	$(42)	$—	$(42)	$(131,877)	$16,801	$(148,678)
Residential loans	(892)	4,447	(5,339)	(16,975)	9,652	(26,627)
Total realized (losses) gains, net	$(934)	$4,447	$(5,381)	$(148,852)	$26,453	$(175,305)

During the six months ended June 30, 2020, the Company recognized net realized losses of $58.8 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. During the six months ended June 30, 2019, the Company recognized $16.8 million of net realized gains on sales of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs.

The Company also recognized net realized losses on residential loans in 2020, primarily as a result of the sale of performing and re-performing loans. The Company sold residential loans with an aggregate unpaid principal balance of $116.4 million that resulted in net realized losses of $18.2 million during the six months ended June 30, 2020. In 2019, the Company recognized net realized gains on residential loans in both the three- and six-month periods, primarily as a result of sale activity and loan prepayments.

Realized Loss on De-consolidation of Multi-family Loans Held in Securitization Trusts and Multi-family Collateralized Debt Obligations, Net

As previously discussed, the Company sold its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations.

Unrealized Gains (Losses), Net

The disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets during the first quarter of 2020. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the first quarter. Pricing for our investment portfolio during the second quarter of 2020 rebounded somewhat with credit spreads tightening on a majority of our assets, which resulted in a partial reversal of unrealized losses recognized in the first quarter of 2020. The following table presents the components of unrealized gains (losses), net recognized for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
Investment securities and related hedges	$60,701	$(15,006)	$75,707	$(9,889)	$(29,593)	$19,704
Residential loans	38,202	9,877	28,325	(45,207)	17,762	(62,969)
Consolidated SLST	4,096	—	4,096	(62,038)	—	(62,038)
Consolidated K-Series	—	5,207	(5,207)	(171,011)	14,617	(185,628)
Preferred equity and mezzanine loan investments	(127)	—	(127)	(5,763)	—	(5,763)
Total unrealized gains (losses), net	$102,872	$78	$102,794	$(293,908)	$2,786	$(296,694)

For the three months ended June 30, 2020, the Company recognized $57.0 million in net unrealized gains on investment securities that remained in our portfolio at the end of the period as a result of increases in fair value. For the six months ended June 30, 2020, the Company recognized $293.9 million in net unrealized losses. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are net unrealized gain reversals due to sales and interest rate swap terminations during the six months ended June 30, 2020 totaling $135.4 million.

Impairment of Goodwill

In March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. This analysis yielded an impairment of the entire goodwill balance of $25.2 million.

Other Income

The following table presents the components of other income for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
Income from preferred equity investments accounted for as equity (1)	$4,024	$1,656	$2,368	$3,062	$3,099	$(37)
Income from joint venture equity investments in multi-family properties	(1,310)	1,698	(3,008)	(1,071)	5,346	(6,417)
Income from entities that invest in residential properties and loans	1,398	163	1,235	2,616	395	2,221
Preferred equity and mezzanine loan premiums resulting from early redemption (2)	—	522	(522)	55	3,364	(3,309)
Losses in Consolidated VIEs (3)	(1,780)	(1,459)	(321)	(2,121)	(1,973)	(148)
Miscellaneous income	142	160	(18)	1,968	449	1,519
Total other income	$2,474	$2,740	$(266)	$4,509	$10,680	$(6,171)

(1)	Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

(2)	Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

(3)
Losses in Consolidated VIEs exclude income or loss from the Consolidated K-Series and Consolidated SLST and are offset by allocations of losses or increased by allocations of income to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $0.9 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

The decrease in other income during the three-month periods is primarily due to a decrease of $3.0 million in income generated from the Company's remaining joint venture equity investments. The decrease was partially offset by an increase of $2.4 million in income from preferred equity investments accounted for as equity due to additional investments made since June 30, 2019.

The decrease in other income during the six-month periods is primarily due to a decrease of $6.4 million in income generated from the Company's remaining joint venture equity investments and fewer redemptions of preferred equity and mezzanine loan investments in 2020. The overall decrease in other income during the six-month periods was partially offset by a $2.2 million increase in income from entities that invest in residential properties and loans due to an additional investment made in the latter part of the second quarter of 2019.

Expenses

The following tables present the components of general, administrative and operating expenses for the three and six months ended June 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,586	$6,492	$2,094	$15,771	$12,163	$3,608
Professional fees	1,164	1,142	22	2,937	2,280	657
Other (1)	2,073	2,181	(108)	3,920	4,282	(362)
Total general and administrative expenses	$11,823	$9,815	$2,008	$22,628	$18,725	$3,903

(1)	Includes base management and incentive fees.

The increase in compensation in the three- and six- month periods is primarily due to an increase in employee headcount as part of the internalization and expansion of our single-family credit investment platform and overall asset growth which was partially offset by the elimination of management fees. Professional fees also increased in the six-month periods as a result of additional legal expenses incurred in March 2020 in connection with the disruptions in the financial markets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
Operating Expenses
Expenses related to residential loans	$2,251	$2,579	$(328)	$5,330	$5,831	$(501)
Expenses related to real estate held for sale in Consolidated VIEs	—	—	—	—	482	$(482)
Total	$2,251	$2,579	$(328)	$5,330	$6,313	$(983)

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$107,517	$16,478	$91,039	$(491,163)	$54,692	$(545,855)
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Agency RMBS	—	12,971	(12,971)	—	29,768	(29,768)
Non-Agency RMBS	69,032	1,074	67,958	(46,107)	5,697	(51,804)
CMBS	9,241	6,075	3,166	(10,947)	11,367	(22,314)
ABS	—	(28)	28	—	(28)	28
Total	78,273	20,092	58,181	(57,054)	46,804	(103,858)
Reclassification adjustment for net loss (gain) included in net income (loss)	4,331	—	4,331	(2,506)	(13,665)	11,159
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	82,604	20,092	62,512	(59,560)	33,139	(92,699)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$190,121	$36,570	$153,551	$(550,723)	$87,831	$(638,554)

The changes in other comprehensive income ("OCI") for the three-month periods can be attributed primarily to an increase in the fair value of our investment securities where fair value option was not elected due to significant credit spread tightening in the second quarter of 2020 from levels that had significantly widened from the impact of the COVID-19 pandemic in the first quarter of 2020.

The changes in OCI for the six-month periods can be attributed primarily to a decrease in the fair value of our investment securities where fair value option was not elected as a result of significant spread widening during the first quarter of 2020 due to the market turmoil caused by the COVID-19 pandemic. Additionally, previously recognized net unrealized gains reported in OCI were reclassified to net realized loss in relation to the sale of certain investment securities during the first half of 2020. As noted above, these losses were partially offset by fair value increases during the second quarter of 2020.

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

Balance Sheet Analysis

As of June 30, 2020, we had approximately $4.6 billion of total assets. Included in this amount was approximately $1.3 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP.

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

Investment Securities

At June 30, 2020, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our securities investments also included first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2020, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of June 30, 2020 as compared to December 31, 2019 is primarily due to our $2.0 billion in asset sales related to our response to the significant disruption in the financial markets caused by the COVID-19 pandemic, including $1.1 billion of our entire portfolio of Agency securities (including Agency RMBS issued by Consolidated SLST), $555.2 million of first loss POs and certain mezzanine securities issued by the Consolidated K-Series, $168.8 million of non-Agency RMBS and $138.1 million of CMBS. The decrease in carrying value was also due to a decline in the fair value of a number of our investment securities since December 31, 2019 as a result of the ongoing pandemic.

The following tables summarize our investment securities portfolio as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$205,535	$205,757	$—	$(9,867)	$195,890	3.66%	3.83%	$—
Mezzanine	252,547	249,516	—	(21,569)	227,947	4.40%	5.08%	—
Subordinated	232,985	222,739	—	(21,844)	200,895	4.83%	5.27%	—
IO	655,153	7,429	438	(2,403)	5,464	0.44%	5.92%	—
Total Non-Agency RMBS	1,346,220	685,441	438	(55,683)	630,196	2.33%	4.68%	—
CMBS
Mezzanine	213,629	205,945	10,392	(7,801)	208,536	4.31%	4.86%	—
Subordinated	6,000	6,000	—	(1,483)	4,517	8.08%	8.08%	—
IO	12,284,263	79,711	—	(4,652)	75,059	0.10%	4.71%	—
Total CMBS	12,503,892	291,656	10,392	(13,936)	288,112	0.20%	4.86%	—
ABS
Residuals	113	45,969	—	(3,469)	42,500	—	11.14%	—
Total ABS	113	45,969	—	(3,469)	42,500	—	11.14%	—
Total - AFS	$13,850,225	$1,023,066	$10,830	$(73,088)	$960,808	0.77%	4.23%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$214,328	$—	$(57,805)	$156,523	4.68%	4.94%	$87,571
IO	219,698	33,103	—	(4,316)	28,787	3.50%	8.28%	—
Total Non-Agency RMBS	476,505	247,431	—	(62,121)	185,310	4.13%	5.40%	87,571
Total - Consolidated SLST	$476,505	$247,431	$—	$(62,121)	185,310	4.13%	5.40%	$87,571
Total Investment Securities	$14,326,730	$1,270,497	$10,830	$(135,209)	$1,146,118	0.68%	5.58%	$87,571

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

	December 31, 2019
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$836,223	$867,236	$7,397	$(6,162)	$868,471	3.38%	2.61%	$746,834
Agency ARMs	53,038	55,740	13	(1,347)	54,406	3.21%	1.68%	41,765
Total Agency RMBS	889,261	922,976	7,410	(7,509)	922,877	3.37%	2.55%	788,599
Agency CMBS
Senior	51,184	51,334	19	(395)	50,958	2.45%	2.41%	48,640
Total Agency CMBS	51,184	51,334	19	(395)	50,958	2.45%	2.41%	48,640
Total Agency	940,445	974,310	7,429	(7,904)	973,835	3.36%	2.55%	837,239
Non-Agency RMBS
Senior	260,604	260,741	1,971	(13)	262,699	4.65%	4.66%	194,024
Mezzanine	285,760	281,743	8,713	—	290,456	5.24%	5.59%	179,424
Subordinated	150,961	150,888	2,518	(2)	153,404	5.64%	5.66%	70,390
IO	842,577	8,211	1,790	(1,246)	8,755	0.42%	5.93%	—
Total Non-Agency RMBS	1,539,902	701,583	14,992	(1,261)	715,314	2.68%	5.26%	443,838
CMBS
Mezzanine	261,287	254,620	13,300	(143)	267,777	5.00%	5.37%	142,230
Total CMBS	261,287	254,620	13,300	(143)	267,777	5.00%	5.37%	142,230
ABS
Residuals	113	49,902	—	(688)	49,214	—	10.70%	—
Total ABS	113	49,902	—	(688)	49,214	—	10.70%	—
Total - AFS	$2,741,747	$1,980,415	$35,721	$(9,996)	$2,006,140	3.25%	3.71%	$1,423,307
Consolidated K-Series
Agency CMBS
Senior	$86,355	$88,784	$—	$(425)	$88,359	2.74%	2.34%	$84,544
Total Agency CMBS	86,355	88,784	—	(425)	88,359	2.74%	2.34%	84,544
CMBS
Mezzanine	92,926	83,264	12,271	—	95,535	4.21%	5.70%	59,579
PO	1,375,874	654,849	169,678	—	824,527	—	13.98%	571,403
IO	12,364,412	83,960	138	(224)	83,874	0.10%	4.66%	38,678
Total CMBS	13,833,212	822,073	182,087	(224)	1,003,936	0.13%	12.10%	669,660
Total - Consolidated K-Series	$13,919,567	$910,857	$182,087	$(649)	$1,092,295	0.13%	11.92%	$754,204
Consolidated SLST
Agency RMBS

Senior	$25,902	$26,227	$11	$—	$26,238	2.83%	2.53%	$24,143
Total Agency RMBS	25,902	26,227	11	—	26,238	2.83%	2.53%	24,143
Non-Agency RMBS
Subordinated	256,093	215,034	—	(275)	214,759	5.62%	7.23%	150,448
IO	228,437	35,592	181	—	35,773	3.60%	8.58%	—
Total Non-Agency RMBS	484,530	250,626	181	(275)	250,532	4.67%	7.42%	150,448
Total - Consolidated SLST	$510,432	$276,853	$192	$(275)	$276,770	4.58%	6.96%	$174,591
Total Investment Securities	$17,171,746	$3,168,125	$218,000	$(10,920)	$3,375,205	0.69%	6.02%	$2,352,102

(1)	Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.

(2)	Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of June 30, 2020 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $185.3 million. In March 2020, we sold our entire investment in the senior securities issued by Consolidated SLST. As of December 31, 2019, our investment in Consolidated SLST was limited to the RMBS comprised of first loss subordinated securities, IOs and senior securities with an aggregate carrying value of $276.8 million.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities of Consolidated SLST as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands, except as noted):

	June 30, 2020	December 31, 2019
Current balance of loans	$1,283,350	$1,322,131
Number of loans	7,918	8,103
Current average loan size	$158,029	$162,804
Weighted average original loan term (in months)	351	351
Weighted average LTV at purchase	66.0%	66.2%
Weighted average credit score at purchase	710	711

Current Coupon:
3.00% or less	3.2%	3.8%
3.01% – 4.00%	36.0%	35.2%
4.01% – 5.00%	40.2%	40.2%
5.01% – 6.00%	12.3%	12.4%
6.01% and over	8.3%	8.4%

Delinquency Status:
Current	69.2%	47.6%
31 - 60	12.6%	35.5%
61 - 90	6.6%	13.1%
90+	11.6%	3.8%

Origination Year:
2005 or earlier	30.9%	30.9%
2006	15.4%	15.4%
2007	20.8%	20.7%
2008 or later	32.9%	33.0%

Geographic state concentration (greater than 5.0%):
California	10.9%	11.0%
Florida	10.6%	10.6%
New York	9.1%	9.1%
New Jersey	7.0%	6.9%
Illinois	6.7%	6.6%

Consolidated K-Series

In March 2020, in response to the market turmoil related to the COVID-19 pandemic, the Company elected to sell its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. The Consolidated K-Series were comprised of multi-family mortgage loans held in, and related debt issued by, Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our SPEs, owned the first loss POs and, in certain cases, IOs and/or senior or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we were the primary beneficiary of these securitizations. Accordingly, we were required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our condensed consolidated financial statements. The sales of the first loss POs and certain mezzanine securities issued by the Consolidated K-Series, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO, a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations. Also in March 2020, the Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

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

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increased haircuts and reduced security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the entire mortgage REIT industry. In response, the Company has significantly reduced its securities repurchase agreement exposure since mid-March, lowering its outstanding repurchase agreements by $2.3 billion from year-end levels through June 30, 2020. The Company will continue to evaluate the securities repurchase agreement market before significantly increasing its exposure.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2020	$108,529	$87,571	$150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

December 31, 2018	1,372,459	1,543,577	1,543,577
September 30, 2018	1,144,080	1,130,659	1,163,683
June 30, 2018	1,230,648	1,179,961	1,279,121
March 31, 2018	1,287,939	1,287,314	1,297,949

Securitized Debt

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio. The Company received net cash proceeds of approximately $109.3 million after deducting expenses associated with the re-securitization transaction. The Company had a net investment in the re-securitization of $96.1 million as of June 30, 2020.

The following table summarizes the Company’s securitized debt collateralized by non-Agency RMBS as of June 30, 2020 (dollar amounts in thousands):

	Principal Amount	Carrying Value (1)	Pass-through Rate of Notes Issued (2)
Non-Agency RMBS re-securitization	$110,361	$108,999	One-month LIBOR plus 5.25%

(1)
Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets. The securitized debt is non-recourse debt for which the Company has no obligation.

(2)	Represents the pass-through rate through the payment date in December 2021. Pass-through rate increases to one-month LIBOR plus 7.75% for payment dates in or after January 2022.

Residential Loans

As of June 30, 2020, all of Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on its condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following table details our distressed residential and other residential loans at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020			December 31, 2019
	Number of Loans	Unpaid Principal	Carrying Value	Number of Loans	Unpaid Principal	Carrying Value
Distressed Residential Loans (1)	6,830	$1,009,148	$951,627	7,713	$1,131,855	$1,098,867
Other Residential Loans (2)	2,768	$555,741	$531,751	2,700	$547,379	$533,643

(1)
As of December 31, 2019, the Company had 5,696 distressed residential loans with aggregate unpaid principal of $964.8 million and an aggregate carrying value of $940.1 million accounted for at fair value. The Company also had 2,017 distressed residential loans with aggregate unpaid principal of $167.0 million and an aggregate carrying value of $158.7 million accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of December 31, 2019.

(2)
As of December 31, 2019, the Company had 2,534 other residential loans with an aggregate unpaid principal balance of $500.1 million and an aggregate carrying value of $489.6 million accounted for at fair value. The Company also had 166 residential ARM loans held in securitization trusts with an aggregate unpaid principal balance of $47.2 million and an aggregate carrying value of $44.0 million accounted for at amortized cost as of December 31, 2019.

Characteristics of Our Residential Loans:

Loan to Value at Purchase (1)	June 30, 2020	December 31, 2019
50.00% or less	14.8%	15.4%
50.01% - 60.00%	12.2%	12.6%
60.01% - 70.00%	18.1%	17.9%
70.01% - 80.00%	20.2%	18.5%
80.01% - 90.00%	14.2%	14.5%
90.01% - 100.00%	9.9%	10.0%
100.01% and over	10.6%	11.1%
Total	100.0%	100.0%

(1)
For second mortgages, the Company calculates the combined loan to value. For residential bridge loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2020	December 31, 2019
550 or less	22.5%	22.1%
551 to 600	20.2%	20.4%
601 to 650	17.2%	17.1%
651 to 700	14.4%	14.2%
701 to 750	11.8%	12.1%
751 to 800	10.1%	10.4%
801 and over	3.8%	3.7%
Total	100.0%	100.0%

Current Coupon	June 30, 2020	December 31, 2019
3.00% or less	5.0%	5.1%
3.01% - 4.00%	19.5%	17.1%
4.01% - 5.00%	38.9%	38.4%
5.01% – 6.00%	14.9%	18.1%
6.01% and over	21.7%	21.3%
Total	100.0%	100.0%

Delinquency Status	June 30, 2020	December 31, 2019
Current	83.7%	80.8%
31 – 60 days	4.8%	6.4%
61 – 90 days	1.9%	2.6%
90+ days	9.6%	10.2%
Total	100.0%	100.0%

Origination Year	June 30, 2020	December 31, 2019
2007 or earlier	57.7%	59.3%
2008 - 2016	11.3%	13.8%
2017	5.1%	6.1%
2018	10.7%	11.0%
2019	14.9%	9.8%
2020	0.3%	—
Total	100.0%	100.0%

Residential Loan Financing

Repurchase Agreements

The Company has repurchase agreements with two third-party financial institutions to fund the purchase of residential loans, including both first and second mortgages. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity
June 30, 2020	$1,450,000	$876,923	$1,199,652	2.36%	5.18
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20

(1)	Includes residential loans, at fair value of $1.2 billion and $881.2 million at June 30, 2020 and December 31, 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by residential loans, including both first and second mortgages (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2020	$892,422	$876,923	$905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

December 31, 2018	301,956	589,148	589,148
September 30, 2018	179,241	177,378	181,574
June 30, 2018	176,951	192,553	197,263
March 31, 2018	150,537	149,535	153,236

Residential Collateralized Debt Obligations

Included in our portfolio are residential ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005. All of the Company’s residential loans held in securitization trusts are pledged as collateral for Residential CDOs issued by the Company. The Company retained the owner trust certificates, or residual interest, in three securitization trusts. As of June 30, 2020 and December 31, 2019, we had Residential CDOs outstanding of $36.7 million and $40.4 million, respectively. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $7.5 million and $4.9 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the weighted average interest rate of these Residential CDOs was 0.80% and 2.41%, respectively.

Multi-Family Preferred Equity and Mezzanine Loan Investments
The Company invests in preferred equity in, and mezzanine loans to, entities that have significant multi-family real estate assets (referred to in this section as “Preferred Equity and Mezzanine Loans”). A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Preferred Equity and Mezzanine Loans for accounting treatment as loans versus equity investments. Preferred Equity and Mezzanine Loans, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in preferred equity and mezzanine loan investments on our condensed consolidated balance sheets. Preferred Equity and Mezzanine Loans where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in investments in unconsolidated entities on our condensed consolidated balance sheets.

As of June 30, 2020, one preferred equity investment representing 1.1% of the total fair value of our Preferred Equity and Mezzanine Loans was greater than 90 days delinquent.

As of January 1, 2020, the Company has elected to account for its Preferred Equity and Mezzanine Loans using the fair value option. Accordingly, balances presented below as of June 30, 2020 are stated at fair value. The following tables summarize our Preferred Equity and Mezzanine Loans as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	June 30, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	46	$304,466	$312,485	11.42%	7.2
Mezzanine loans	3	5,484	5,786	11.80%	27.5
Total	49	$309,950	$318,271	11.43%	7.5

	December 31, 2019
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	42	$279,908	$282,064	11.39%	7.8
Mezzanine loans	3	6,220	6,235	11.95%	25.8
Total	45	$286,128	$288,299	11.40%	8.2

(1)
Preferred equity and mezzanine loan investments in the amounts of $180.8 million and $180.0 million are included in preferred equity and mezzanine loan investments on the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. Preferred equity investments in the amounts of $129.1 million and $106.1 million are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

(2)
The difference between the fair value and investment amount as of June 30, 2020 consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss. The difference between the carrying amount and the investment amount as of December 31, 2019 consists of any unamortized premium or discount, deferred fees or deferred expenses.

(3)	Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	June 30, 2020	December 31, 2019
60.01% - 70.00%	5.4%	—
70.01% - 80.00%	21.5%	23.4%
80.01% - 90.00%	73.1%	76.6%
Total	100.0%	100.0%

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Equity Investments

The Company has a joint venture equity investment in an entity that owns a multi-family real estate asset. We receive variable distributions from this investment on a pari passu basis based upon property performance and record our position at fair value. The following table summarizes our multi-family joint venture equity investment as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		June 30, 2020		December 31, 2019
	Property Location	Ownership Interest	Fair Value	Ownership Interest	Fair Value
The Preserve at Port Royal Venture, LLC	Port Royal, SC	77%	$17,000	77%	$18,310

Equity Investments in Entities that Invest in Residential Properties and Loans

The Company has ownership interests in entities that invest in residential properties and loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of June 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		June 30, 2020		December 31, 2019
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$12,362	11%	$11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	49%	55,827	49%	53,776
Total			$68,189		$65,572

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
In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million. We did not recognize any realized gains or losses during the three and six months ended June 30, 2019. We recognized unrealized losses of $15.0 million and $29.6 million on our interest rate swaps for the three and six months ended June 30, 2019, respectively. Unrealized gains and losses include the change in market value, period over period, generally as a result of changes in interest rates and reversals of previously recognized unrealized gains or losses upon termination.
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

Debt

The Company's debt as of June 30, 2020 included Convertible Notes and subordinated debentures.

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

Subordinated Debentures

As of June 30, 2020, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.35% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at June 30, 2020 was $2.2 billion and included $34.4 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at June 30, 2020 consisted primarily of $32.3 million in net unrealized losses related to our non-Agency RMBS and $2.1 million in net unrealized losses related to our CMBS. The Company's stockholders’ equity at December 31, 2019 was $2.2 billion and included $25.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2019 consisted primarily of $12.6 million in net unrealized gains related to our CMBS and $12.5 million in net unrealized gains related to our non-Agency RMBS.

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic driven disruptions in the real estate, mortgage and financial markets have negatively affected and are expected to continue to negatively affect our liquidity. In March 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 23, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

In response to these conditions, we focused on improving liquidity and long-term capital preservation by taking the actions described below. Starting March 23, 2020 and through the period ended June 30, 2020, we sold a total of $2.1 billion in assets, including the sale of 100% of our Agency securities portfolio, all of our first loss multi-family POs and a portion of our non-Agency RMBS, CMBS and residential loan portfolios for proceeds of $1.1 billion, $555.2 million, $168.8 million, $138.1 million and $93.8 million, respectively. By April 7, 2020, we were again current with our repurchase payment obligations and no longer in a position to need forbearance agreements from our repurchase agreement counterparties. We used the proceeds from these sales to repay our repurchase agreement financing, reducing our portfolio leverage to 0.4 times as of June 30, 2020. At June 30, 2020, we had $371.7 million of cash and cash equivalents, $812.5 million of unencumbered securities, $243.0 million of unencumbered residential loans and $310.0 million of unencumbered preferred equity investments in and mezzanine loans to owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. At this time, we are endeavoring to work with any individual or entity that needs relief because of the pandemic. As of June 30, 2020, less than 25% of our residential loan borrowers had requested some form of assistance; however, approximately half of these borrowers were already delinquent for more than 30 days in 2020 before the onset of COVID-19. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, only one operating partner, representing 1.1% of our total preferred equity and mezzanine loan investment portfolio, is delinquent in making its distribution to us. We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the slow-down in economic activity caused by the COVID-19 pandemic and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residence. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.
We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we expect to place a greater emphasis on procuring stable, longer-termed financing, such as securitizations and other term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Consistent with our stated intent to procure this type of stable longer-term financing, in June 2020, we completed a non-mark-to-market re-securitization backed by non-Agency RMBS that matures in June 2025. Moreover, subsequent to June 30, 2020, we completed a non-mark-to-market securitization backed by residential loans that will mature in June 2025.

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

Cash Flows and Liquidity for the Six Months Ended June 30, 2020

During the six months ended June 30, 2020, net cash, cash equivalents and restricted cash increased by $281.6 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $38.5 million during the six months ended June 30, 2020. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments and derivatives.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, our net cash flows provided by investing activities was $2.0 billion, primarily as a result of sales of Agency RMBS and Agency CMBS, including securities issued by Consolidated SLST and the Consolidated K-Series, sales of non-Agency RMBS and CMBS, sales of first loss POs and certain mezzanine securities issued by the Consolidated K-Series and sales of residential loans compounded by principal repayments and refinancing of residential loans and principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments. These sales and repayments were partially offset by purchases of residential loans, RMBS, CMBS, and funding of preferred equity investments during the period, reflecting our continued focus on single-family residential and multi-family investment strategies.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions, as was the case in March 2020. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements, CDOs or securitized debt, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal repayments received on multi-family loans held in securitization trusts, principal repayments received from residential loans and proceeds from sales or principal paydowns received from investment securities available for sale would generally be used to repay CDOs or securitized debt issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

As presented in the “Supplemental Disclosure - Non-Cash Investment Activities” subsection of our condensed consolidated statements of cash flows, during the six months ended June 30, 2020, we de-consolidated certain multi-family securitization trusts which represent significant non-cash transactions that were not included in cash flows provided by investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, our net cash flows used in financing activities was $1.8 billion. The main uses of cash flows from financing activities were primarily payments made on repurchase agreements for our investment securities partially offset by net proceeds from various issuances of our common stock and securitized debt.

Liquidity – Financing Arrangements

As of June 30, 2020, we have a short-term repurchase agreement, a form of collateralized short-term financing, with one financial institution. Repurchase agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our financings under repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of June 30, 2020, we had an amount at risk under our securities repurchase agreement of approximately $69.0 million. At June 30, 2020, the Company had short-term repurchase agreements outstanding of $87.6 million as compared to $2.4 billion as of December 31, 2019. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of June 30, 2020, we had assets available to be posted as margin under securities repurchase agreements, which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. We had $371.7 million in cash and cash equivalents and $812.5 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent greater than 100% of our outstanding repurchase agreements. The unencumbered securities that we believe may be monetized to pay, or posted as, margin under securities repurchase agreements as of June 30, 2020 included $288.1 million of CMBS, $481.8 million of non-Agency RMBS and $42.5 million of ABS.

At June 30, 2020, we also had longer-term repurchase agreements with terms of up to one year with certain third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loan Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of June 30, 2020, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $322.7 million, which represents the difference between the carrying value of the loans pledged and the outstanding balance of our repurchase agreements.

At June 30, 2020, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At June 30, 2020, we also had other consolidated longer-term debt, including SLST CDOs outstanding of $1.1 billion (which represent obligations of Consolidated SLST), securitized debt outstanding of $109.0 million, Residential CDOs outstanding of $36.7 million and subordinated debt outstanding of $45.0 million. The CDOs are collateralized by residential loans held in securitization trusts and the securitized debt is collateralized by non-Agency RMBS.

As of June 30, 2020, our overall leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by our total stockholders' equity, was approximately 0.5 to 1. Our overall leverage ratio does not include debt associated with SLST CDOs, securitized debt, the Residential CDOs or other non-recourse debt to the Company. As of June 30, 2020, our leverage ratio on our short term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.4 to 1. We monitor all at risk or short-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with our investments in Agency RMBS.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps.

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

The following table details the Company's public offerings of common stock during the six months ended June 30, 2020 (dollar amounts in thousands):

Offering Type	Shares Issued	Net Proceeds (1)
Public offerings of common stock	85,100,000	$511,924

(1)	Proceeds are net of underwriting discounts and commissions and offering expenses, as applicable.

Dividends

On June 15, 2020, our Board of Directors declared the following quarterly cash dividends:

Class of Stock	Dividend Amount Per Share (1)	Record Date	Payment Date
Common Stock	$0.05	July 1, 2020	July 27, 2020
Fixed Rate Preferred Stock
7.75% Series B Cumulative Redeemable Preferred Stock	$0.97	July 1, 2020	July 15, 2020
7.875% Series C Cumulative Redeemable Preferred Stock	$0.98	July 1, 2020	July 15, 2020
Fixed-to-Floating Rate Preferred Stock
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$1.00	July 1, 2020	July 15, 2020
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$0.98	July 1, 2020	July 15, 2020

(1)	For all classes of preferred stock, includes preferred stock dividends declared in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K, "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the other disclosures made throughout this report and our Annual Report on Form 10-K.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of June 30, 2020 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(18,013)
+100	$(7,302)
-100	$2,462

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

The interest rates for certain of our investments and a majority of our financing transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that throughout 2020, we will work closely with the entities that are involved in calculating the interest rates for our RMBS and securitized debt, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

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

As discussed throughout this Quarterly Report on Form 10-Q, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Due to the disruption, we believe a number of financial institutions are limiting their access to repurchase agreement and other financing, or temporarily or permanently exiting the MBS repurchase agreement financing space. Because of this, we intend to place a greater emphasis on procuring stable, longer-termed financings, such as securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements, securitized debt or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
Derivative financial instruments are also subject to “margin call” risk. For example, under the interest rate swaps we have utilized, typically we would pay a fixed rate to the counterparties while they would pay us a floating rate. If interest rates drop below the fixed rate we pay on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their residential loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance. Conversely, residential mortgage assets purchased for less than their then current balance, such as many of our residential loans, exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we may have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. We expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q and "Part II - Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers or operating partners.

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

We are exposed to credit risk in our investments in CMBS, non-Agency RMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic have created unprecedented illiquidity and volatility in the financial markets. As a result, our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2020 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of June 30, 2020, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(167,782)	4.1
+100	$(84,970)	3.8
Base		4.0
-100	$81,219	3.7

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to these tumultuous market conditions, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions subsided somewhat during the second quarter, we expect these conditions to re-appear or even persist for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Form 10-K") and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "First Quarter Form 10-Q"). The information included in the "Risk Factors" section of the First Quarter Form 10-Q is incorporated by reference herein. However, the risks and uncertainties that we face are not limited to those set forth in the Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

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

10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

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

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 7, 2020	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)