Form 10-Q
period 2020-09-30
NEW YORK MORTGAGE TRUST INC
filed 2020-11-06
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 6, 2020 was 377,744,476.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment securities available for sale, at fair value	$603,697	$2,006,140
Residential loans, at fair value	2,822,789	2,758,640
Residential loans, net	—	202,756
Investments in unconsolidated entities	218,706	189,965
Preferred equity and mezzanine loan investments	183,154	180,045
Multi-family loans held in securitization trusts, at fair value	—	17,816,746
Derivative assets	—	15,878
Cash and cash equivalents	649,822	118,763
Goodwill	—	25,222
Receivables and other assets	142,945	169,214
Total Assets (1)	$4,621,113	$23,483,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$672,519	$3,105,416
Securitized debt	88,791	—
Multi-family collateralized debt obligations, at fair value	—	16,724,451
Residential collateralized debt obligations, at fair value	1,077,980	1,052,829
Residential collateralized debt obligations	268,820	40,429
Convertible notes	134,720	132,955
Subordinated debentures	45,000	45,000
Accrued expenses and other liabilities	79,900	177,260
Total liabilities (1)	2,367,730	21,278,340
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 shares issued and outstanding ($521,822 aggregate liquidation preference)	504,765	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 377,744,476 and 291,371,039 shares issued and outstanding, respectively	3,777	2,914
Additional paid-in capital	2,340,395	1,821,785
Accumulated other comprehensive (loss) income	(11,938)	25,132
Accumulated deficit	(583,616)	(148,863)
Company's stockholders' equity	2,253,383	2,205,733
Non-controlling interest in consolidated variable interest entities	—	(704)
Total equity	2,253,383	2,205,029
Total Liabilities and Stockholders' Equity	$4,621,113	$23,483,369

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2020 and December 31, 2019, assets of consolidated VIEs totaled $1,852,657 and $19,270,384, respectively, and the liabilities of consolidated VIEs totaled $1,440,936 and $17,878,314, respectively. See Note 9 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Investment securities and other interest earning assets	$9,354	$17,503	$41,801	$48,173
Residential loans	30,704	16,776	94,424	46,266
Preferred equity and mezzanine loan investments	5,300	5,505	15,875	15,660
Multi-family loans held in securitization trusts	—	139,818	151,841	384,743
Total interest income	45,358	179,602	303,941	494,842

INTEREST EXPENSE:
Repurchase agreements and other interest bearing liabilities	5,341	23,540	34,321	66,749
Residential collateralized debt obligations	9,722	338	26,782	1,162
Multi-family collateralized debt obligations	—	120,329	129,762	332,041
Convertible notes	2,759	2,713	8,234	8,097
Subordinated debentures	483	711	1,714	2,185
Securitized debt	1,524	—	1,994	742
Total interest expense	19,829	147,631	202,807	410,976

NET INTEREST INCOME	25,529	31,971	101,134	83,866

NON-INTEREST INCOME (LOSS):
Recovery of loan losses	—	244	—	2,605
Realized (losses) gains, net	(1,067)	6,102	(149,919)	32,556
Realized loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	—	—	(54,118)	—
Unrealized gains (losses), net	81,198	11,112	(212,711)	13,898
Impairment of goodwill	—	—	(25,222)	—
Loss on extinguishment of debt	—	—	—	(2,857)
Other income	10,397	3,938	14,910	14,620
Total non-interest income (loss)	90,528	21,396	(427,060)	60,822

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	10,529	8,314	33,157	27,039
Operating expenses	2,895	3,974	8,225	10,287
Total general, administrative and operating expenses	13,424	12,288	41,382	37,326

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	102,633	41,079	(367,308)	107,362
Income tax (benefit) expense	(772)	(187)	917	(247)

NET INCOME (LOSS)	103,405	41,266	(368,225)	107,609
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(1,764)	113	(704)	645
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	101,641	41,379	(368,929)	108,254
Preferred stock dividends	(10,297)	(6,544)	(30,890)	(18,726)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$91,344	$34,835	$(399,819)	$89,528

Basic earnings (loss) per common share	$0.24	$0.15	$(1.08)	$0.44
Diluted earnings (loss) per common share	$0.23	$0.15	$(1.08)	$0.43
Weighted average shares outstanding-basic	377,744	234,043	368,740	203,270
Weighted average shares outstanding-diluted	399,709	255,537	368,740	224,745
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$91,344	$34,835	$(399,819)	$89,528
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	12,645	15,356	(44,408)	62,160
Reclassification adjustment for net loss (gain) included in net income (loss)	9,845	(4,444)	7,338	(18,109)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	22,490	10,912	(37,070)	44,051
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$113,834	$45,747	$(436,889)	$133,579
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, June 30, 2020	$3,775	$504,765	$2,337,222	$(646,629)	$(34,428)	$2,164,705	$(1,764)	$2,162,941
Net income	—	—	—	101,641	—	101,641	1,764	103,405
Stock based compensation expense, net	2	—	3,173	—	—	3,175	—	3,175
Dividends declared on common stock	—	—	—	(28,331)	—	(28,331)	—	(28,331)
Dividends declared on preferred stock	—	—	—	(10,297)	—	(10,297)	—	(10,297)
Reclassification adjustment for net loss included in net income	—	—	—	—	9,845	9,845	—	9,845
Increase in fair value of available for sale securities	—	—	—	—	12,645	12,645	—	12,645
Balance, September 30, 2020	$3,777	$504,765	$2,340,395	$(583,616)	$(11,938)	$2,253,383	$—	$2,253,383

Balance, June 30, 2019	$2,109	$305,842	$1,337,330	$(128,207)	$11,004	$1,528,078	$(396)	$1,527,682
Net income (loss)	—	—	—	41,379	—	41,379	(113)	41,266
Common stock issuance, net	517	—	310,043	—	—	310,560	—	310,560
Preferred stock issuance, net	—	14,359	—	—	—	14,359	—	14,359
Stock based compensation expense, net	—	—	1,288	—	—	1,288	—	1,288
Dividends declared on common stock	—	—	—	(52,524)	—	(52,524)	—	(52,524)
Dividends declared on preferred stock	—	—	—	(6,544)	—	(6,544)	—	(6,544)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,444)	(4,444)	—	(4,444)
Increase in fair value of available for sale securities	—	—	—	—	15,356	15,356	—	15,356
Balance, September 30, 2019	$2,626	$320,201	$1,648,661	$(145,896)	$21,916	$1,847,508	$(509)	$1,846,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net (loss) income	—	—	—	(368,929)	—	(368,929)	704	(368,225)
Common stock issuance, net	851	—	511,055	—	—	511,906	—	511,906
Stock based compensation expense, net	12	—	7,555	—	—	7,567	—	7,567
Dividends declared on common stock	—	—	—	(47,218)	—	(47,218)	—	(47,218)
Dividends declared on preferred stock	—	—	—	(30,890)	—	(30,890)	—	(30,890)
Reclassification adjustment for net loss included in net loss	—	—	—	—	7,338	7,338	—	7,338
Decrease in fair value of available for sale securities	—	—	—	—	(44,408)	(44,408)	—	(44,408)
Balance, September 30, 2020	$3,777	$504,765	$2,340,395	$(583,616)	$(11,938)	$2,253,383	$—	$2,253,383

Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income (loss)	—	—	—	108,254	—	108,254	(645)	107,609
Common stock issuance, net	1,065	—	631,196	—	—	632,261	—	632,261
Preferred stock issuance, net	—	30,446	—	—	—	30,446	—	30,446
Stock based compensation expense, net	5	—	4,074	—	—	4,079	—	4,079
Dividends declared on common stock	—	—	—	(132,246)	—	(132,246)	—	(132,246)
Dividends declared on preferred stock	—	—	—	(18,726)	—	(18,726)	—	(18,726)
Reclassification adjustment for net gain included in net income	—	—	—	—	(18,109)	(18,109)	—	(18,109)
Increase in fair value of available for sale securities	—	—	—	—	62,160	62,160	—	62,160
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, September 30, 2019	$2,626	$320,201	$1,648,661	$(145,896)	$21,916	$1,847,508	$(509)	$1,846,999
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(368,225)	$107,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization (accretion)	3,675	(35,948)
Realized losses (gains), net	149,919	(32,556)
Realized loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	54,118	—
Unrealized losses (gains), net	212,711	(13,898)
Impairment of goodwill	25,222	—
Gain on sale of real estate held for sale in consolidated variable interest entities	—	(1,580)
Impairment of real estate under development in consolidated variable interest entities	1,754	1,660
Loss on extinguishment of debt	—	2,857
Recovery of loan losses	—	(2,605)
Income from unconsolidated entity, preferred equity and mezzanine loan investments	(30,963)	(31,670)
Distributions of income from unconsolidated entity, preferred equity and mezzanine loan investments	17,285	18,861
Stock based compensation expense, net	7,567	4,079
Changes in operating assets and liabilities:
Receivables and other assets	70,863	(21,393)
Accrued expenses and other liabilities	(67,334)	30,962
Net cash provided by operating activities	76,592	26,378

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	1,815,369	97,951
Principal paydowns on investment securities available for sale	162,277	135,956
Purchases of investment securities	(448,093)	(563,441)
Principal repayments and refinancing of residential loans	307,522	119,325
Proceeds from sales of residential loans	93,755	71,969
Purchases of residential loans	(249,312)	(460,167)
Principal repayments received on preferred equity and mezzanine loan investments	11,243	37,885
Return of capital from unconsolidated entity investments	17,432	13,378
Funding of preferred equity, equity and mezzanine loan investments	(49,663)	(147,383)
Proceeds from sales resulting in de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations, net	555,218	—
Principal repayments received on multi-family loans held in securitization trusts	239,796	368,811
Purchases of investments held in multi-family securitization trusts	—	(162,081)
Net payments made on other derivative instruments settled during the period	(28,233)	(52,598)
Proceeds from sale of real estate owned	3,791	2,035
Net proceeds from sale of real estate held for sale in consolidated variable interest entities	—	3,587
Capital expenditures on real estate held for sale in consolidated variable interest entities	—	(128)
Purchases of other assets	(431)	(939)
Deposit for investment in a residential securitization	—	(66,000)
Net cash provided by (used in) investing activities	2,430,671	(601,840)

Cash Flows from Financing Activities:
Net (payments made on) proceeds from repurchase agreements	(2,434,447)	427,077
Proceeds from issuance of securitized debt, net	108,980	—
Proceeds from issuance of collateralized debt obligations, net	241,072	—
Common stock issuance, net	511,924	632,248
Preferred stock issuance, net	—	30,490
Dividends paid on common stock	(77,161)	(110,839)
Dividends paid on preferred stock	(30,768)	(18,107)
Payments made on mortgages and notes payable in consolidated variable interest entities	—	(3,087)
Payments made on residential collateralized debt obligations	(76,030)	(10,963)
Payments made on multi-family collateralized debt obligations	(147,376)	(368,107)
Payments made on and extinguishment of securitized debt	(20,445)	(45,557)
Net cash (used in) provided by financing activities	(1,924,251)	533,155
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	583,012	(42,307)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	121,612	109,145
Cash, Cash Equivalents and Restricted Cash - End of Period	$704,624	$66,838

Supplemental Disclosure:
Cash paid for interest	$277,087	$456,242
Cash paid for income taxes	$1,521	$21

Non-Cash Investment Activities:
De-consolidation of multi-family loans held in securitization trusts	$17,381,483	$—
De-consolidation of multi-family collateralized debt obligations	$16,612,093	$—
Consolidation of multi-family loans held in securitization trusts	$—	$3,795,606
Consolidation of multi-family collateralized debt obligations	$—	$3,633,525
Transfer from residential loans to real estate owned	$6,558	$4,529

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$28,331	$52,524
Dividends declared on preferred stock to be paid in subsequent period	$10,297	$6,544
Mortgages and notes payable assumed by purchaser of real estate held for sale in consolidated variable entities	$—	$27,260

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$649,822	$65,906
Restricted cash included in receivables and other assets	54,802	932
Total cash, cash equivalents, and restricted cash	$704,624	$66,838
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
1.Organization

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

COVID-19 Impact

The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which the Company invests. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains uncertain.

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
“Residential CDOs” refers to the debt that permanently finances the residential loans held in the Company's residential loan securitization trusts and that we consolidate in our financial statements in accordance with GAAP;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2020, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

The Company’s annual evaluation of goodwill related to its multi-family investment reporting unit as of October 1, 2019 indicated no impairment. However, financial, credit and mortgage-related asset markets experienced significant volatility as a result of the spread of COVID-19, which in turn put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. In response to these conditions and the Company's intention to improve its liquidity, in March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. The Company considered qualitative indicators such as macroeconomic conditions, disruptions in equity and credit markets, REIT-specific market considerations, and changes in the net assets in the multi-family investment reporting unit to determine that a quantitative assessment of the fair value of the reporting unit was necessary. The Company performed its quantitative analysis by updating its discounted cash flow projection for the multi-family investment reporting unit for the reduced investment portfolio. This analysis yielded an impairment of the entire goodwill balance reported as a $25.2 million impairment of goodwill on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

Receivables and Other Assets – Receivables and other assets as of September 30, 2020 and December 31, 2019 include restricted cash held by third parties, including cash held by the Company's securitization trusts, of $54.8 million and $2.8 million, respectively. Receivables and other assets also include collections receivable from loan servicers and interest receivable on residential loans totaling $36.7 million and $41.2 million as of September 30, 2020 and December 31, 2019, respectively. Also included in receivables and other assets are operating lease right of use assets of $10.4 million and $9.3 million as of September 30, 2020 and December 31, 2019, respectively (with corresponding operating lease liabilities of $11.0 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively, included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets).

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

During the nine months ended September 30, 2020 and 2019, the Company granted Performance Stock Units (“PSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders' return (“TSR”) percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs awarded during the nine months ended September 30, 2020 also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

During the nine months ended September 30, 2020, the Company granted Restricted Stock Units (“RSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

The Company also assessed the impact of ASU 2016-13 on the Company’s investment securities available for sale where the fair value option has not been elected and determined that the adoption of the standard did not have a material effect on our financial statements as of January 1, 2020.

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

Interest income on certain of our credit sensitive securities that were purchased at a premium or discount to par value, such as certain of our non-Agency RMBS, CMBS and ABS that are of less than high credit quality, is recognized based on the security’s effective yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which incorporates assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

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

Residential Loans, at fair value – All of the Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on the accompanying condensed consolidated balance sheets. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. The Company has elected the fair value option for residential loans either at the time of acquisition pursuant to ASC 825 or following the adoption of ASU 2019-05 effective January 1, 2020. As of September 30, 2020, residential loans, at fair value on the accompanying condensed consolidated balance sheets includes those residential loans previously accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and the Company's residential loans held in securitization trusts.

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

Adoption of Fair Value Measurement (Topic 820)

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement. These amendments added, modified, or removed disclosure requirements regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, narrative descriptions of measurement uncertainty, and the valuation processes for Level 3 fair value measurements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). ASU 2020-06 simplifies an issuer's accounting for convertible instruments, enhances disclosure requirements for convertible instruments and modifies how particular convertible instruments and certain instruments that may be settled in cash or shares impact the diluted earnings per share computation. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not anticipate that the implementation of ASU 2020-06 will have a material impact on its consolidated financial statements or notes thereto.

3.Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825 where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, or CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020				December 31, 2019
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS:
Agency Fixed-Rate	$—	$—	$—	$—	$21,033	$—	$(55)	$20,978
Total Agency RMBS	—	—	—	—	21,033	—	(55)	20,978
Agency CMBS	—	—	—	—	31,076	—	(395)	30,681
Total Agency	—	—	—	—	52,109	—	(450)	51,659
Non-Agency RMBS (1)	108,134	153	(11,884)	96,403	122,628	2,435	(1,248)	123,815
CMBS (2)	141,282	3,225	(5,619)	138,888	20,096	563	(19)	20,640
ABS	39,519	5,488	—	45,007	49,902	—	(688)	49,214
Total investment securities available for sale - fair value option	288,935	8,866	(17,503)	280,298	244,735	2,998	(2,405)	245,328

CECL Securities
Agency RMBS:
Agency ARMs (3)	—	—	—	—	55,740	13	(1,347)	54,406
Agency Fixed-Rate	—	—	—	—	846,203	7,397	(6,107)	847,493
Total Agency RMBS	—	—	—	—	901,943	7,410	(7,454)	901,899
Agency CMBS	—	—	—	—	20,258	19	—	20,277
Total Agency	—	—	—	—	922,201	7,429	(7,454)	922,176
Non-Agency RMBS (4)	291,925	425	(12,988)	279,362	578,955	12,557	(13)	591,499
CMBS	43,413	1,260	(636)	44,037	234,524	12,737	(124)	247,137
Total investment securities available for sale - CECL Securities	335,338	1,685	(13,624)	323,399	1,735,680	32,723	(7,591)	1,760,812

Total	$624,273	$10,551	$(31,127)	$603,697	$1,980,415	$35,721	$(9,996)	$2,006,140

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $44.3 million as of September 30, 2020 (see Note 9).
(2)Includes IOs and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation during the nine months ended September 30, 2020 with a total fair value of $95.9 million as of September 30, 2020.

(3)For the Company's Agency ARMs with stated reset periods, the weighted average reset period was 26 months as of December 31, 2019.
(4)Includes non-Agency RMBS held in a securitization trust with a total fair value of $87.6 million as of September 30, 2020 (see Note 9).

Accrued interest receivable for all investment securities available for sale is included in receivables and other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands).

	Three Months Ended September 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS (1)	$259,493	$141	$(8,860)	$(8,719)
CMBS	110,680	6,849	(705)	6,144
Total	$370,173	$6,990	$(9,565)	$(2,575)

(1)Includes the sale of non-Agency RMBS held in a securitization trust for total proceeds of $40.4 million and a net realized gain of $26.1 thousand.

	Three Months Ended September 30, 2019
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$1,021	$33	$—	$33
CMBS	40,161	4,980	—	4,980
Total	$41,182	$5,013	$—	$5,013

The following tables summarize our investment securities sold during the nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Nine Months Ended September 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,892	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358	(11,697)	(6,339)
Total Agency RMBS	992,966	5,402	(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,377	11,068	(16,063)	(4,995)
Non-Agency RMBS (3)	428,251	435	(34,681)	(34,246)
CMBS	248,741	8,176	(30,289)	(22,113)
Total	$1,815,369	$19,679	$(81,033)	$(61,354)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 4).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 6).
(3)Includes the sale of non-Agency RMBS held in a securitization trust for total proceeds of $67.6 million and a net realized gain of $0.2 million.

	Nine Months Ended September 30, 2019
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$1,021	$33	$—	$33
CMBS	96,930	21,938	(156)	21,782
Total	$97,951	$21,971	$(156)	$21,815

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 40 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2020 and December 31, 2019, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.1 years and 5.0 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

Weighted Average Life	September 30, 2020	December 31, 2019
0 to 5 years	$343,573	$1,359,894
Over 5 to 10 years	183,910	521,517
10+ years	76,214	124,729
Total	$603,697	$2,006,140

Unrealized Losses in Other Comprehensive Income

As of January 1, 2020, the Company adopted ASU 2016-13 to account for its investments in CECL Securities (see Note 2). The Company evaluated its CECL Securities that were in an unrealized loss position as of September 30, 2020 and determined that no allowance for credit losses was necessary. Accordingly, the Company did not recognize credit losses through earnings for the three and nine months ended September 30, 2020.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 (dollar amounts in thousands):

September 30, 2020	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$235,449	$(11,651)	$16,966	$(1,337)	$252,415	$(12,988)
CMBS	33,903	(636)	—	—	33,903	(636)
Total	$269,352	$(12,287)	$16,966	$(1,337)	$286,318	$(13,624)

At September 30, 2020, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $13.0 million and $0.6 million, respectively, at September 30, 2020. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

Other than Temporary Impairment

For the three and nine months ended September 30, 2019, the Company did not recognize other-than-temporary impairment through earnings.

4.Residential Loans, at Fair Value
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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020			December 31, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts (2)	Residential loans	Consolidated SLST (1)
Principal	$1,207,391	$1,259,063	$371,826	$1,464,984	$1,322,131
(Discount)/premium	(58,904)	2,628	(24,874)	(81,372)	6,455
Unrealized gains	28,811	28,314	8,534	46,142	300
Carrying value	$1,177,298	$1,290,005	$355,486	$1,429,754	$1,328,886
(1)In 2019, the Company invested in first loss subordinated securities and certain IOs and senior securities issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the SLST CDOs issued to permanently finance these residential loans, representing Consolidated SLST. SLST CDOs are included in residential collateralized debt obligations, at fair value on the Company's condensed consolidated balance sheets.
(2)On January 1, 2020, the Company made a fair value election for its residential loans held in securitization trusts which were included in residential loans, net on the Company's condensed consolidated balance sheets as of December 31, 2019 (see Note 5). In July 2020, the Company transferred additional residential loans to residential loans held in securitization trusts (see Note 9).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans
Unrealized gains, net	$25,583	$41,063	$10,143	$16,818

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans
Unrealized (losses) gains, net	$(17,899)	$28,014	$8,418	$34,580

(1)The fair value of residential loans held in Consolidated SLST is determined in accordance with the practical expedient in ASC 810, Consolidation, ("ASC 810") (see Note 14). See Consolidated SLST below for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST.

The Company also recognized $2.4 million of net realized gains and $11.7 million of net realized losses on the sale and payoff of residential loans, at fair value during the three and nine months ended September 30, 2020, respectively. The Company recognized $1.7 million and $7.2 million of net realized gains on the sale and payoff of residential loans, at fair value during the three and nine months ended September 30, 2019, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of September 30, 2020 and December 31, 2019, respectively, are as follows:

	September 30, 2020			December 31, 2019
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST
California	23.4%	10.9%	15.8%	23.9%	11.0%
Florida	11.7%	10.5%	6.4%	9.4%	10.6%
New York	8.0%	9.2%	11.0%	8.0%	9.1%
Texas	5.6%	4.0%	4.4%	5.4%	4.0%
New Jersey	5.2%	7.0%	6.0%	5.1%	6.9%
Maryland	3.6%	3.8%	8.1%	4.6%	3.8%
Massachusetts	2.5%	2.8%	5.5%	2.8%	2.9%
Illinois	2.7%	6.7%	3.2%	2.8%	6.6%
The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
September 30, 2020	$136,023	$157,682	$18,586	$20,255
December 31, 2019	106,199	122,918	9,291	10,705

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $173.2 million and $50.7 million were 90 days or more delinquent as of September 30, 2020 and December 31, 2019, respectively.

Repurchase Agreements - Residential Loans

Residential loans with a fair value of approximately $938.6 million and $881.2 million at September 30, 2020 and December 31, 2019, respectively, are pledged as collateral for repurchase agreements (see Note 11).

Residential Collateralized Debt Obligations

The Company's residential loans held in securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. These Residential CDOs are accounted for as financings and included in residential collateralized debt obligations on the Company's condensed consolidated balance sheets. In July 2020, the Company completed a securitization of certain residential loans (see Note 9). As of September 30, 2020, the Company had Residential CDOs outstanding of $268.8 million recorded as liabilities on the Company’s condensed consolidated balance sheets with a current weighted average interest rate of 3.57%. The Company had a net investment in four residential securitization trusts of $98.0 million. The net investment amount is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. The Residential CDOs are non-recourse debt for which the Company has no obligation.

Consolidated SLST

The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Our investment in Consolidated SLST is limited to the securities that we own with an aggregate net carrying value of $210.9 million and $276.8 million at September 30, 2020 and December 31, 2019, respectively (see Note 9). During the nine months ended September 30, 2020, the Company purchased approximately $40.0 million in additional senior securities issued by Consolidated SLST and subsequently sold its entire investment in the senior securities issued by Consolidated SLST for sales proceeds of approximately $62.6 million at a realized loss of approximately $2.4 million, which is included in realized gains (losses), net on the Company's condensed consolidated statements of operations.

The condensed consolidated balance sheets of Consolidated SLST at September 30, 2020 and December 31, 2019, respectively, are as follows (dollar amounts in thousands):

Balance Sheet	September 30, 2020	December 31, 2019
Assets
Residential loans, at fair value	$1,290,005	$1,328,886
Receivables (1)	4,162	5,244
Total Assets	$1,294,167	$1,334,130
Liabilities and Equity
Residential collateralized debt obligations, at fair value	$1,077,980	$1,052,829
Accrued expenses and other liabilities (2)	3,664	2,643
Total Liabilities	1,081,644	1,055,472
Equity	212,523	278,658
Total Liabilities and Equity	$1,294,167	$1,334,130

(1)Included in receivables and other assets on the accompanying condensed consolidated balance sheets.
(2)Included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

The SLST CDOs had aggregate unpaid principal balances of approximately $1.3 billion at September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the weighted average interest rate on the SLST CDOs was 3.53%.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company as of September 30, 2020 and December 31, 2019, respectively). The net fair value of our investment in Consolidated SLST, which represents the difference between the carrying values of residential loans, at fair value held in Consolidated SLST less the carrying value of SLST CDOs, approximates the fair value of our underlying securities (see Note 14).

The condensed consolidated statements of operations of Consolidated SLST for the three and nine months ended September 30, 2020, respectively, are as follows (dollar amounts in thousands):

Statements of Operations	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest income (1)	$10,896	$34,542
Interest expense (2)	7,562	24,255
Net interest income	3,334	10,287
Unrealized gains (losses), net (3)	27,145	(34,893)
Net income (loss)	$30,479	$(24,606)

(1)Included in the Company’s accompanying condensed consolidated statements of operations in interest income, residential loans.
(2)Included in the Company’s accompanying condensed consolidated statements of operations in interest expense, residential collateralized debt obligations.
(3)Presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations. Includes $41.1 million and $28.0 million of unrealized gains on residential loans held in Consolidated SLST for the three and nine months ended September 30, 2020, respectively, and $13.9 million and $62.9 million of unrealized losses on SLST CDOs for the three and nine months ended September 30, 2020, respectively.

5.Residential Loans, Net

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

The following table details activity in accretable yield for the distressed residential loans, net for the nine months ended September 30, 2019 (dollar amounts in thousands):

September 30, 2019
Balance at beginning of period	$195,560
Additions	1,813
Disposals	(48,383)
Accretion	(4,672)
Balance at end of period (1)	$144,318

(1)Accretable yield is the excess of the distressed residential loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represented the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions included reclassification to accretable yield from nonaccretable yield. Disposals included distressed residential loan dispositions, which included refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income were based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continued to update its estimates regarding the loans and the underlying collateral, the accretable yield was subject to change. Therefore, the amount of accretable income recorded in the nine month period ended September 30, 2019 was not necessarily indicative of future results.

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

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential loans held in securitization trusts, net for the nine months ended September 30, 2019 (dollar amounts in thousands):

September 30, 2019
Balance at beginning of period	$3,759
Provision for loan losses	25
Transfer to real estate owned	(167)
Charge-offs	(109)
Balance at the end of period	$3,508

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

6.Consolidated K-Series

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

(1)Included in receivables and other assets on the accompanying condensed consolidated balance sheets.

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

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended September 30, 2019, for the nine months ended September 30, 2020 (prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series) and for the nine months ended September 30, 2019, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Statements of Operations	2019	2020	2019
Interest income	$139,818	$151,841	$384,743
Interest expense	120,329	129,762	332,041
Net interest income	19,489	22,079	52,702
Unrealized gains (losses), net	7,630	(10,951)	22,247
Net income	$27,119	$11,128	$74,949

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in securitization trusts as of December 31, 2019 were as follows:

December 31, 2019
California	15.9%
Texas	12.4%
Florida	6.2%
Maryland	5.8%

7.Investments in Unconsolidated Entities

The Company's preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment are included in investments in unconsolidated entities and accounted for under the equity method. As of January 1, 2020, the Company has elected to account for these investments using the fair value option (see Note 2). Accordingly, balances presented below as of September 30, 2020 are stated at fair value. The Company's preferred equity ownership interests accounted for under the equity method consist of the following as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$11,101	45%	$10,108
Somerset Deerfield Investor, LLC	45%	18,083	45%	17,417
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	4,900	43%	4,878
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	10,994	57%	10,998
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	6,871	46%	6,847
Walnut Creek Properties Holdings, L.L.C.	36%	8,417	36%	8,288
Towers Property Holdings, LLC	37%	11,544	37%	11,278
Mansions Property Holdings, LLC	34%	11,124	34%	10,867
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,127	43%	4,062
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	9,514	37%	9,396
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	11,781	53%	11,944
DCP Gold Creek, LLC	44%	6,050	—	—
1122 Chicago DE, LLC	53%	6,951	—	—
Rigsbee Ave Holdings, LLC	56%	9,823	—	—
Bighaus, LLC	42%	13,970	—	—
Total - Preferred Equity Ownership Interests		$145,250		$106,083

The following table presents income from preferred equity ownership interests accounted for under the equity method using the fair value option for the three and nine months ended September 30, 2020 and income from preferred equity ownership interests accounted for under the equity method for the three and nine months ended September 30, 2019 (dollar amounts in thousands). Income from these investments, which includes $6.7 thousand of net unrealized gains and $4.1 million of net unrealized losses during the three and nine months ended September 30, 2020, respectively, is presented in other income in the Company's accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2020	2019	2020	2019
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$295	$299	$898	$860
Somerset Deerfield Investor, LLC	472	506	1,259	1,477
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	125	136	217	401
Audubon Mezzanine Holdings, L.L.C. (Series A)	365	310	541	911
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	181	192	305	546
Walnut Creek Properties Holdings, L.L.C.	280	236	402	564
Towers Property Holdings, LLC	380	311	502	322
Mansions Property Holdings, LLC	366	300	484	310
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	137	70	190	70
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	317	96	430	96
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	392	—	527	—
DCP Gold Creek, LLC	203	—	305	—
1122 Chicago DE, LLC	226	—	462	—
Rigsbee Ave Holdings, LLC	326	—	604	—
Bighaus, LLC	237	—	237	—

The Company's equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are included in investments in unconsolidated entities and are accounted for under the equity method using the fair value option as of both September 30, 2020 and December 31, 2019, respectively, consist of the following (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Joint venture equity investments in multi-family properties
The Preserve at Port Royal Venture, LLC	—	$—	77%	$18,310
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	12,602	11%	11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	60,854	49%	53,776
Total - Equity Ownership Interests		$73,456		$83,882

Income from equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are accounted for under the equity method using the fair value option is presented in other income in the Company's accompanying condensed consolidated statements of operations. This includes net unrealized losses of $8.6 million and $9.7 million for the three and nine months ended September 30, 2020, respectively, and a realized gain of $8.8 million for the three and nine months ended September 30, 2020. The Company recognized net unrealized losses of $9.1 million and $3.8 million for the three and nine months ended September 30, 2019, respectively, and a realized gain of $10.1 million for the three and nine months ended September 30, 2019. The following table presents income from these investments for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2020	2019	2020	2019
Joint venture equity investments in multi-family properties
Evergreens JV Holdings, LLC (1)	$—	$536	$—	$5,049
The Preserve at Port Royal Venture, LLC (2)	122	449	(949)	1,295
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	515	215	1,080	610
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	5,027	215	7,078	215

(1)The Company's equity investment was redeemed during the year ended December 31, 2019.
(2)The Company's equity investment was redeemed during the three months ended September 30, 2020.

8.Preferred Equity and Mezzanine Loan Investments

As of January 1, 2020, the Company has elected to account for its preferred equity and mezzanine loan investments using the fair value option (see Note 2). Accordingly, balances presented below as of September 30, 2020 are stated at fair value and changes in fair value are presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020	December 31, 2019 (1)
Investment amount	$188,654	$181,409
Deferred loan fees, net	(1,291)	(1,364)
Unrealized losses, net	(4,209)	—
Total	$183,154	$180,045

(1)As of December 31, 2019, preferred equity and mezzanine loan investments were reported at amortized cost less impairment, if any.

For the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $6.6 million, respectively, in net unrealized losses on preferred equity and mezzanine loan investments.
The table below presents the fair value and aggregate unpaid principal balance of the Company's preferred equity and mezzanine loan investments in non-accrual status as of September 30, 2020 (dollar amounts in thousands):

Days Late	Fair Value	Unpaid Principal Balance
90 +	$3,373	$3,363

There were no delinquent preferred equity or mezzanine loan investments as of December 31, 2019.
The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of September 30, 2020 and December 31, 2019, respectively, are as follows:

	September 30, 2020	December 31, 2019
Tennessee	12.2%	12.3%
Florida	11.9%	12.0%
Georgia	11.7%	11.8%
Texas	9.9%	10.6%
South Carolina	9.1%	6.3%
Alabama	8.3%	10.0%
New Jersey	5.0%	5.0%

9.Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

In July 2020, the Company completed a securitization of certain residential loans for which the Company received net proceeds of approximately $241.1 million after deducting expenses associated with the securitization transaction. The Company engaged in this transaction for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financing are comprised of performing, re-performing and non-performing loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets. The securitization matures in June 2025 and has an expected redemption date of June 2023. The Company's net investment amount in the securitization is $89.9 million as of September 30, 2020.

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS for which the Company received net cash proceeds of approximately $109.0 million after deducting expenses associated with the re-securitization transaction. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio and continues to classify the non-Agency RMBS collateral in the re-securitization as available for sale securities as the purpose is not to trade these securities. The securitization matures in June 2025 and has an expected redemption date in June 2022. The Company's net investment amount in the re-securitization is $93.3 million as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company evaluated its residential loan securitizations and re-securitization of non-Agency RMBS and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the Financing VIEs as of September 30, 2020 and December 31, 2019.

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust is a VIE as of September 30, 2020 and December 31, 2019, which we refer to as Consolidated SLST. The Company also determined that it is the primary beneficiary of the VIE within Consolidated SLST and, accordingly, has consolidated its assets, liabilities, income and expenses, in the accompanying condensed consolidated financial statements (see Notes 2 and 4). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of September 30, 2020 and December 31, 2019.

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

In analyzing whether the Company is the primary beneficiary of the Financing VIEs, Consolidated SLST and the Consolidated K-Series, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and
•whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The Company owns 100% of RB Development Holding Company, LLC ("RBDHC"). RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc LLC ("RiverBanc"), a wholly-owned subsidiary of the Company, is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests. Real estate under development in KRVI as of September 30, 2020 and December 31, 2019 of $3.6 million and $14.5 million, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.

The following table presents a summary of the assets and liabilities of the Company's residential loan securitizations, non-Agency RMBS re-securitization, Consolidated SLST and KRVI as of September 30, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs		Other VIEs
	Residential Loan Securitizations	Non-Agency RMBS Re-Securitization	Consolidated SLST	KRVI	Total
Cash and cash equivalents	$—	$—	$—	$4,305	$4,305
Investment securities available for sale, at fair value	—	131,836	—	—	131,836
Residential loans, at fair value	355,486	—	1,290,005	—	1,645,491
Receivables and other assets	12,568	50,635	4,162	3,660	71,025
Total assets	$368,054	$182,471	$1,294,167	$7,965	$1,852,657

Residential collateralized debt obligations	$268,820	$—	$—	$—	$268,820
Residential collateralized debt obligations, at fair value	—	—	1,077,980	—	1,077,980
Securitized debt	—	88,791	—	—	88,791
Accrued expenses and other liabilities	1,211	396	3,664	74	5,345
Total liabilities	$270,031	$89,187	$1,081,644	$74	$1,440,936

The following table presents a summary of the assets and liabilities of the Company's residential loan securitizations, the Consolidated K-Series, Consolidated SLST and KRVI as of December 31, 2019 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

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

The following table summarizes the Company’s securitized debt collateralized by non-Agency RMBS as of September 30, 2020 (dollar amounts in thousands):

	Principal Amount	Carrying Value (1)	Pass-through Rate of Notes Issued (2)
Non-Agency RMBS re-securitization	$89,916	$88,791	One-month LIBOR plus 5.25%

(1)Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets. The securitized debt is non-recourse debt for which the Company has no obligation.
(2)Represents the pass-through rate through the payment date in December 2021. Pass-through rate increases to one-month LIBOR plus 7.75% for payment dates in or after January 2022.

The following table presents contractual maturity information about the Company's securitized debt collateralized by non-Agency RMBS as of September 30, 2020 (dollar amounts in thousands):

Scheduled Maturity (principal amount)	September 30, 2020
Over 36 months	$89,916
Debt issuance cost	(1,125)
Carrying value	$88,791

Unconsolidated VIEs

As of September 30, 2020 and December 31, 2019, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2020 and December 31, 2019, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$45,007	$—	$—	$45,007
Preferred equity investments in multi-family properties	—	178,286	145,250	323,536
Mezzanine loans on multi-family properties	—	4,868	—	4,868
Equity investments in entities that invest in residential properties and loans	—	—	73,456	73,456
Total assets	$45,007	$183,154	$218,706	$446,867

	December 31, 2019
	Investment securities available for sale, at fair value	Preferred equity and mezzanine loan investments	Investments in unconsolidated entities	Total
ABS	$49,214	$—	$—	$49,214
Preferred equity investments in multi-family properties	—	173,825	106,083	279,908
Mezzanine loans on multi-family properties	—	6,220	—	6,220
Equity investments in entities that invest in residential properties and loans	—	—	65,572	65,572
Total assets	$49,214	$180,045	$171,655	$400,914

Our maximum loss exposure on the investment securities available for sale, preferred equity and mezzanine loan investments, and investments in unconsolidated entities was approximately $446.9 million and $400.9 million at September 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

10.Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments were comprised of interest rate swaps, which were designated as trading instruments and were terminated during the nine months ended September 30, 2020.
Derivatives Not Designated as Hedging Instruments
The following table presents the fair value of derivative instruments and their location in our condensed consolidated balance sheets at December 31, 2019 (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	December 31, 2019
Interest rate swaps (1)	Derivative assets	$15,878

(1)All of the Company's interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously, such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company's condensed consolidated balance sheets. Includes $29.0 million of derivative liabilities netted against a variation margin of $44.8 million at December 31, 2019.

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Notional Amount for the Nine Months Ended September 30, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	September 30, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

	Notional Amount for the Nine Months Ended September 30, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Terminations	September 30, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,
	2020		2019
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$—	$—	$—	$(12,595)
Total	$—	$—	$—	$(12,595)

	Nine Months Ended September 30,
	2020		2019
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$(73,078)	$28,967	$—	$(42,188)
Total	$(73,078)	$28,967	$—	$(42,188)

Derivatives Designated as Hedging Instruments

As of September 30, 2020 and December 31, 2019, there were no derivative instruments designated as hedging instruments.

Outstanding Derivatives

The Company had no outstanding derivatives as of September 30, 2020. The following table presents information about our interest rate swaps whereby we received floating rate payments in exchange for fixed rate payments as of December 31, 2019 (dollar amounts in thousands):

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

11.Repurchase Agreements

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST and the Consolidated K-Series). These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. During March 2020, in connection with the significant market disruption caused by the COVID-19 pandemic, the repurchase agreement counterparties for our investment securities increased haircuts, started to require additional collateral or determined to not roll our financing. As a result, we liquidated our investment securities at a disadvantageous time, which resulted in losses. As of September 30, 2020, we currently have no amounts outstanding under repurchase agreements to finance investment securities. At December 31, 2019, the Company had financing arrangements with fourteen counterparties and had no exposure to an individual counterparty where the amount at risk was in excess of 5% of the Company's stockholders’ equity.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at December 31, 2019 (dollar amounts in thousands):

	December 31, 2019
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS (1)	$812,742	$865,765	$864,428
Agency CMBS (2)	133,184	139,317	140,118
Non-Agency RMBS (3)	594,286	797,784	785,952
CMBS (4)	811,890	1,036,513	853,043
Balance at end of the period	$2,352,102	$2,839,379	$2,643,541

(1)Collateral pledged includes Agency RMBS securities with a fair value amounting to $26.2 million included in Consolidated SLST as of December 31, 2019.
(2)Collateral pledged includes Agency CMBS securities with a fair value amounting to $88.4 million included in the Consolidated K-Series as of December 31, 2019.
(3)Collateral pledged includes first loss subordinated RMBS securities with a fair value amounting to $214.8 million included in Consolidated SLST as of December 31, 2019.
(4)Collateral pledged includes first loss POs, IOs and mezzanine CMBS securities with a fair value amounting to $848.2 million included in the Consolidated K-Series as of December 31, 2019.

As of December 31, 2019, the average days to maturity for repurchase agreements secured by investment securities was 73 days and the weighted average interest rate was 2.72%. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at December 31, 2019 amounted to $8.8 million and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2019 (dollar amounts in thousands):

Contractual Maturity	December 31, 2019
Within 30 days	$449,474
Over 30 days to 90 days	1,647,683
Over 90 days	254,945
Total	$2,352,102

As of December 31, 2019, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. As of December 31, 2019, the Company had $118.8 million in cash and cash equivalents and $535.8 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represented 27.8% of our outstanding repurchase agreements secured by investment securities. The following table presents information about the Company's unencumbered securities at December 31, 2019 (dollar amounts in thousands):

Unencumbered Securities	December 31, 2019
Agency RMBS	$83,351
CMBS	235,199
Non-Agency RMBS	168,063
ABS	49,214
Total	$535,827

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans, including both first and second mortgages. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity (2)
September 30, 2020	$1,247,483	$673,787	$938,572	2.46%	2.96
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20

(1)Includes residential loans, at fair value of $938.6 million and $881.2 million at September 30, 2020 and December 31, 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.
(2)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with two of the counterparties are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

During the three months ended March 31, 2020, the Company was not in compliance with the market capitalization covenants in its repurchase agreements with two counterparties. In March 2020, the Company executed an amended repurchase agreement with one counterparty to modify the terms of financial covenants. The Company also agreed to a reservation of rights with the other counterparty during the three months ended March 31, 2020 in which the counterparty elected not to declare an event of default in accordance with the terms of the repurchase agreement for non-compliance with a financial covenant. The Company subsequently executed an amended repurchase agreement with this counterparty in April to modify the terms of financial covenants. As of September 30, 2020, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of November 6, 2020.

Costs related to the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.3 million as of September 30, 2020 and $0.8 million as of December 31, 2019. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

12.    Debt

Convertible Notes

As of September 30, 2020, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") outstanding. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $3.3 million and $5.0 million as of September 30, 2020 and December 31, 2019, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

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

During the nine months ended September 30, 2020, none of the Convertible Notes were converted. As of November 6, 2020, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 6, 2020, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Debt Maturities

As of September 30, 2020, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2020	$—
2021	—
2022	138,000
2023	—
2024	—
2025	—
Thereafter	45,000
$183,000

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Notes 1 and 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of September 30, 2020, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2020, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.Investment Securities Available for Sale – The Company determines the fair value of the investment securities available for sale in our portfolio by considering several observable market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments, as well as dialogue with market participants. Third-party pricing services typically incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs. The methodology considers the characteristics of the particular security and its underlying collateral, which are observable inputs. These inputs include, but are not limited to, historical performance, coupon, periodic and life caps, collateral type, rate reset period, seasoning, prepayment speeds and credit enhancement levels. The Company’s investment securities available for sale are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b.Multi-Family Loans Held in Securitization Trusts and Residential Loans Held in Consolidated SLST – Multi-family loans held in securitization trusts and residential loans held in Consolidated SLST are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of multi-family loans held in securitization trusts and residential loans held in Consolidated SLST based on the fair value of its Multi-Family CDOs and SLST CDOs and its retained interests from these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

c.Residential Loans and Residential Loans Held in Securitization Trusts – The Company’s acquired residential loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for residential loans is determined using valuations obtained from a third party that specializes in providing valuations of residential loans. The valuation approach depends on whether the residential loan is considered performing, re-performing or non-performing at the date the valuation is performed.

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

d.Derivative Instruments – The Company’s derivative instruments as of December 31, 2019 were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives were presented net of variation margin payments pledged or received.

e.Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined by (i) the valuation process for residential loans as described in c. above, (ii) the valuation process for preferred equity and mezzanine loan investments as described in f. below or (iii) provided by the general partner of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

g.Multi-Family and Residential Collateral Debt Obligations, at fair value – Multi-Family CDOs and SLST CDOs are classified as Level 3 fair values. The fair value of Multi-Family CDOs and SLST CDOs is determined by considering several market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments. The third-party pricing service or dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of a particular security. They will also consider contractual cash payments and yields expected by market participants.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale, at fair value:
Agency RMBS	$—	$—	$—	$—	$—	$922,877	$—	$922,877
Agency CMBS	—	—	—	—	—	50,958	—	50,958
Non-Agency RMBS	—	375,765	—	375,765	—	715,314	—	715,314
CMBS	—	182,925	—	182,925	—	267,777	—	267,777
ABS	—	45,007	—	45,007	—	49,214	—	49,214
Residential loans, at fair value:
Residential loans	—	—	1,177,298	1,177,298	—	—	1,429,754	1,429,754
Consolidated SLST	—	—	1,290,005	1,290,005	—	—	1,328,886	1,328,886
Residential loans held in securitization trusts	—	—	355,486	355,486	—	—	—	—
Investments in unconsolidated entities	—	—	218,706	218,706	—	—	83,882	83,882
Preferred equity and mezzanine loan investments	—	—	183,154	183,154	—	—	—	—
Multi-family loans held in securitization trusts, at fair value	—	—	—	—	—	—	17,816,746	17,816,746
Derivative assets:
Interest rate swaps (1)	—	—	—	—	—	15,878	—	15,878
Total	$—	$603,697	$3,224,649	$3,828,346	$—	$2,022,018	$20,659,268	$22,681,286
Liabilities carried at fair value
Multi-family collateralized debt obligations, at fair value	$—	$—	$—	$—	$—	$—	$16,724,451	$16,724,451
Residential collateralized debt obligations, at fair value	—	—	1,077,980	1,077,980	—	—	1,052,829	1,052,829
Total	$—	$—	$1,077,980	$1,077,980	$—	$—	$17,777,280	$17,777,280

(1)All of the Company's interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. Included derivative liabilities of $29.0 million netted against a variation margin of $44.8 million at December 31, 2019.

The following tables detail changes in valuation for the Level 3 assets for the nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Investments in unconsolidated entities	Preferred equity and mezzanine loan investments	Multi-family loans held in securitization trusts	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$83,882	$—	$17,816,746	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(26,069)	24,096	8,836	14,573	9,760	41,795	72,991
Transfers in (1)	164,279	—	46,572	107,477	182,465	—	500,793
Transfers out (2) (3)	(5,061)	—	(1,497)	—	—	(237,297)	(243,855)
Transfer to securitization trust (4)	(317,089)	—	317,089	—	—	—	—
Contributions	—	—	—	35,951	13,712	—	49,663
Paydowns/Distributions	(224,073)	(62,977)	(15,514)	(23,177)	(22,783)	(239,796)	(588,320)
Recovery of charge-off	—	—	—	—	—	35	35
Sales (3)	(93,755)	—	—	—	—	(17,381,483)	(17,475,238)
Purchases	249,312	—	—	—	—	—	249,312
Balance at the end of period	$1,177,298	$1,290,005	$355,486	$218,706	$183,154	$—	$3,224,649

(1)As of January 1, 2020, the Company has elected to account for all residential loans, residential loans held in securitization trusts, investments in unconsolidated entities and preferred equity and mezzanine loan investments using the fair value option (see Note 2).
(2)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(3)During the nine months ended September 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated multi-family loans held in securitization trusts and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Notes 2 and 6).
(4)In July 2020, the Company completed a securitization of certain performing, re-performing and non-performing residential loans (see Note 9).

	Nine Months Ended September 30, 2019
	Residential loans	Investments in unconsolidated entities	Multi-family loans held in securitization trusts	CMBS held in securitization trusts	Total
Balance at beginning of period	$737,523	$32,994	$11,679,847	$52,700	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	44,913	7,169	760,132	17,734	829,948
Included in other comprehensive income (loss)	—	—	—	(13,665)	(13,665)
Transfers in	—	—	—	—	—
Transfers out	(437)	—	—	—	(437)
Contributions	—	50,000	—	—	50,000
Paydowns/Distributions	(106,113)	(13,914)	(368,811)	—	(488,838)
Charge-off	—	—	(3,510)	—	(3,510)
Sales	(19,814)	—	—	(56,769)	(76,583)
Purchases (1)	460,056	—	3,795,606	—	4,255,662
Balance at the end of period	$1,116,128	$76,249	$15,863,264	$—	$17,055,641

(1)During the nine months ended September 30, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations in the amount of $3.8 billion during the nine months ended September 30, 2019 (see Notes 2 and 6).

The following tables detail changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30, 2020
	Multi-Family CDOs	SLST CDOs	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses/(gains) (realized/unrealized)
Included in earnings	35,018	66,203	101,221
Paydowns	(147,376)	(63,278)	(210,654)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Transfers out	—	—	—
Balance at the end of period	$—	$1,077,980	$1,077,980

(1)During the nine months ended September 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the Multi-Family CDOs (see Notes 2 and 6). Also includes the Company's net sales of senior securities issued by Consolidated SLST during the nine months ended September 30, 2020 (see Note 4).

Nine Months Ended September 30, 2019
Multi-Family CDOs
Balance at beginning of period	$11,022,248
Total losses (realized/unrealized)
Included in earnings	694,043
Purchases (1)	3,633,525
Paydowns	(368,107)
Charge-off	(3,510)
Balance at the end of period	$14,978,199

(1)During the nine months ended September 30, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations in the amount of $3.6 billion during the nine months ended September 30, 2019 (see Notes 2 and 6).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

September 30, 2020	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans, at fair value:
Residential loans and residential loans held in securitization trusts (1)	$1,397,090	Discounted cash flow	Lifetime CPR	9.6%	—	-	67.6%
			Lifetime CDR	2.6%	—	-	100.0%
			Loss severity	16.3%	—	-	100.0%
			Yield	5.3%	2.3%	-	35.0%

	$135,694	Liquidation model	Annual home price appreciation	0.1%	—	-	5.7%
			Liquidation timeline (months)	29	1	-	57
			Property value	$572,723	$12,430	-	$3,550,000
			Yield	7.1%	7.0%	-	35.0%

Residential loans held in Consolidated SLST (2)	$1,290,005		Liability price	N/A

Total	$2,822,789

Investments in unconsolidated entities (1)	$145,250	Discounted cash flow	Discount rate	12.5%	12.0%	-	13.5%
			Months to assumed redemption	42	18	-	56
			Loss severity	—

Preferred equity and mezzanine loan investments (1)	$183,154	Discounted cash flow	Discount rate	12.4%	11.5%	-	16.0%
			Months to assumed redemption	45	1	-	186
			Loss severity	—
Liabilities
Residential collateralized debt obligations, at fair value
SLST CDOs (2) (3)	$1,077,980	Discounted cash flow	Yield	2.3%	1.2%	-	11.5%
			Collateral prepayment rate	5.5%	2.8%	-	6.1%
			Collateral default rate	2.0%	—	-	6.8%
			Loss severity	21.1%	—	-	23.7%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of SLST CDOs, including securities we own, as the fair value of these instruments is more observable. At September 30, 2020, the fair value of securities we owned in Consolidated SLST was $210.9 million.
(3)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2020 and 2019 for our Level 3 assets and liabilities held as of September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assets
Residential loans, at fair value
Residential loans (1)	$35,420	$17,413	$(883)	$37,079
Consolidated SLST (1)	41,063	—	28,014	—
Residential loans held in securitization trusts (1)	817	—	(823)	—
Investments in unconsolidated entities (2)	7	449	(4,052)	1,295
Preferred equity and mezzanine loan investments (1)	(955)	—	(6,518)	—
Multi-family loans held in securitization trusts, at fair value (1)	—	197,837	—	802,625
Liabilities
Multi-family collateralized debt obligations, at fair value (1)	—	(190,207)	—	(780,378)
Residential collateralized debt obligations, at fair value (1)	(13,918)	—	(62,907)	—

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in other income on the Company's condensed consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2019, on the Company's condensed consolidated balance sheets (dollar amounts in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Residential loans held in securitization trusts – impaired loans, net	—	—	$5,256	$5,256

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2019, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Residential loans held in securitization trusts – impaired loans, net	$13	$(24)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$649,822	$649,822	$118,763	$118,763
Investment securities available for sale, at fair value	Level 2	603,697	603,697	2,006,140	2,006,140
Residential loans, at fair value
Residential loans	Level 3	1,177,298	1,177,298	1,429,754	1,429,754
Consolidated SLST	Level 3	1,290,005	1,290,005	1,328,886	1,328,886
Residential loans held in securitization trusts	Level 3	355,486	355,486	—	—
Residential loans, net	Level 3	—	—	202,756	208,471
Investments in unconsolidated entities	Level 3	218,706	218,706	189,965	191,359
Preferred equity and mezzanine loan investments	Level 3	183,154	183,154	180,045	182,465
Multi-family loans held in securitization trusts, at fair value	Level 3	—	—	17,816,746	17,816,746
Derivative assets	Level 2	—	—	15,878	15,878
Loans held for sale, net (1)	Level 3	—	—	2,406	2,482
Financial Liabilities:
Repurchase agreements	Level 2	672,519	672,519	3,105,416	3,105,416
Securitized debt	Level 2	88,791	90,096	—	—
Residential collateralized debt obligations	Level 3	268,820	269,749	40,429	38,888
Multi-family collateralized debt obligations, at fair value	Level 3	—	—	16,724,451	16,724,451
Residential collateralized debt obligations, at fair value	Level 3	1,077,980	1,077,980	1,052,829	1,052,829
Subordinated debentures	Level 3	45,000	32,548	45,000	41,592
Convertible notes	Level 2	134,720	135,457	132,955	140,865

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the table immediately above:

a.Cash and cash equivalents – Estimated fair value approximates the carrying value of such assets.

b.Repurchase agreements – The fair value of these repurchase agreements approximates cost as they are short term in nature.

c.Securitized debt - The fair value is based on discounted cash flows as well as market pricing on comparable obligations.

d.Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

e.Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

f.Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

15.    Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares issued and outstanding as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

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

(1)Each series of fixed rate preferred stock is entitled to receive a dividend at the contractual rate shown, respectively, per year on its $25 liquidation preference. Each series of fixed-to-floating rate preferred stock is entitled to receive a dividend at the contractual rate shown, respectively, per year on its $25 liquidation preference up to, but excluding, the fixed-to-floating rate conversion date.
(2)Each series of Preferred Stock is not redeemable by the Company prior to the respective redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively).
(3)Beginning on the respective fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend on a floating rate basis according to the terms disclosed in footnote (4) below.
(4)On and after the fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus the respective spread disclosed above per year on its $25 liquidation preference.

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock commencing January 1, 2019 through September 30, 2020 and on the Series E Preferred Stock from its time of original issuance through September 30, 2020:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
September 14, 2020	October 1, 2020	October 15, 2020	$0.484375		$0.4921875		$0.50		$0.4921875
June 15, 2020	July 1, 2020	July 15, 2020	0.96875	(1)	0.984375	(1)	1.00	(1)	0.984375	(1)
December 10, 2019	January 1, 2020	January 15, 2020	0.484375		0.4921875		0.50		0.47578	(2)
September 9, 2019	October 1, 2019	October 15, 2019	0.484375		0.4921875		0.50		—
June 14, 2019	July 1, 2019	July 15, 2019	0.484375		0.4921875		0.50		—
March 19, 2019	April 1, 2019	April 15, 2019	0.484375		0.4921875		0.50		—

(1)Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.
(2)Cash dividend for the partial quarterly period that began on October 18, 2019 and ended on January 14, 2020.

(c) Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. The Company declared a regular quarterly cash dividend on common stock for the second and third quarters of 2020. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2019 and ended September 30, 2020:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	$0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050
Fourth Quarter 2019	December 10, 2019	December 20, 2019	January 27, 2020	0.200
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	0.200
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.200
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.200

(d) Public Offerings of Common Stock

The following table details the Company's public offerings of common stock during the nine months ended September 30, 2020 (dollar amounts in thousands):

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company issued 2,260,200 shares of common stock under the Common Equity Distribution Agreement, at an average sales price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. As of September 30, 2020, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and nine months ended September 30, 2020. During the three months ended September 30, 2019, the Company issued 589,420 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average sales price of $24.78 per share, resulting in total net proceeds to the Company of $14.4 million. During the nine months ended September 30, 2019, the Company issued 1,250,707 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average sales price of $24.75 per share, resulting in total net proceeds to the Company of $30.5 million. As of September 30, 2020, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) is included in the denominator. During the nine months ended September 30, 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three months ended September 30, 2020, the RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target RSUs vest according to the RSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the nine months ended September 30, 2020, the RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share under the treasury stock method. There were no RSUs outstanding during the three and nine months ended September 30, 2019.

During the three months ended September 30, 2020, certain of the PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the nine months ended September 30, 2020, the PSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three and nine months ended September 30, 2019, the PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$101,641	$41,379	$(368,929)	$108,254
Less: Preferred Stock dividends	(10,297)	(6,544)	(30,890)	(18,726)
Net income (loss) attributable to Company's common stockholders	$91,344	$34,835	$(399,819)	$89,528
Basic weighted average common shares outstanding	377,744	234,043	368,740	203,270
Basic Earnings (Loss) per Common Share	$0.24	$0.15	$(1.08)	$0.44

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$101,641	$41,379	$(368,929)	$108,254
Less: Preferred Stock dividends	(10,297)	(6,544)	(30,890)	(18,726)
Add back: Interest expense on convertible notes for the period, net of tax	2,525	2,674	—	7,981
Net income (loss) attributable to Company's common stockholders	$93,869	$37,509	$(399,819)	$97,509
Weighted average common shares outstanding	377,744	234,043	368,740	203,270
Net effect of assumed convertible notes conversion to common shares	19,694	19,694	—	19,694
Net effect of assumed RSUs vested	1,902	—	—	—
Net effect of assumed PSUs vested	369	1,800	—	1,781
Diluted weighted average common shares outstanding	399,709	255,537	368,740	224,745
Diluted Earnings (Loss) per Common Share	$0.23	$0.15	$(1.08)	$0.43

17.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. At September 30, 2020, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000.

Of the common stock authorized at September 30, 2020, 5,540,536 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 507,821 shares under the 2017 Plan as of September 30, 2020. The Company’s employees have been issued 1,881,380 shares of restricted stock under the 2017 Plan as of September 30, 2020. At September 30, 2020, there were 1,603,766 shares of non-vested restricted stock outstanding, 4,798,517 common shares reserved for issuance in connection with PSUs under the 2017 Plan and 441,746 common shares reserved for issuance in connection with RSUs under the 2017 Plan.

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

Restricted Common Stock Awards

During the three and nine months ended September 30, 2020, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $2.8 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.6 million and $1.7 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions. There were no forfeitures of shares for the three and nine months ended September 30, 2020. There were forfeitures of 1,575 shares for the three and nine months ended September 30, 2019.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the nine months ended September 30, 2020 and 2019, respectively, is presented below:

	2020		2019
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	837,123	$6.18	507,536	$5.91
Granted	1,054,254	6.33	536,242	6.30
Vested	(287,611)	6.22	(205,080)	5.85
Forfeited	—	—	(1,575)	6.35
Non-vested shares as of September 30	1,603,766	$6.27	837,123	$6.18
Restricted stock granted during the period	1,054,254	$6.33	536,242	$6.30

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2020 and 2019, the Company had unrecognized compensation expense of $6.9 million and $3.6 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at September 30, 2020 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the nine months ended September 30, 2020 and 2019 was approximately $1.8 million and $1.3 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

Performance Stock Units

During the nine months ended September 30, 2020 and 2019, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. Vesting of the PSUs will occur at the end of three years based on the following:

•If three-year TSR performance relative to the Company's identified performance peer group (the "Relative TSR") is less than the 30th percentile, then 0% of the target PSUs will vest;

•If three-year Relative TSR performance is equal to the 30th percentile, then the Threshold % (as defined in the individual PSU Agreements) of the target PSUs will vest;

•If three-year Relative TSR performance is equal to the 50th percentile, then 100% of the target PSUs will vest; and

•If three-year Relative TSR performance is greater than or equal to the 80th percentile, then the Maximum % (as defined in the individual PSU Agreements) of the target PSUs will vest.

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

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For the PSUs granted in 2020 and 2019, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three-year period and correlation between each company's stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

The PSUs granted during the nine months ended September 30, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the nine months ended September 30, 2020 and 2019, respectively, is presented below:

	2020		2019
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	2,018,518	$4.09	842,792	$4.20
Granted	883,496	7.03	1,175,726	4.01
Vested	—	—	—	—
Non-vested target PSUs as of September 30, 2020	2,902,014	$4.98	2,018,518	$4.09

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

As of September 30, 2020 and 2019, there was $7.0 million and $5.2 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at September 30, 2020 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the PSUs was $1.3 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. Compensation expense related to the PSUs was $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the service period.

The RSUs granted during the nine months ended September 30, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the nine months ended September 30, 2020 is presented below:

	2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs at January 1	—	$—
Granted	441,746	6.23
Vested	—	—
Non-vested RSUs as of September 30, 2020	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

As of September 30, 2020 there was $2.1 million of unrecognized compensation cost related to the non-vested portion of the RSUs. The unrecognized compensation cost related to the non-vested portion of the RSUs at September 30, 2020 is expected to be recognized over a weighted average period of 2.3 years. Compensation expense related to the RSUs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

18.    Income Taxes

For the three and nine months ended September 30, 2020 and 2019, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and nine months ended September 30, 2020 and 2019, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax (benefit) expense	$(659)	$(33)	$1,386	$(25)
Deferred income tax benefit	(113)	(154)	(469)	(222)
Total (benefit) provision	$(772)	$(187)	$917	$(247)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2020 and December 31, 2019 are as follows (dollar amounts in thousands):

	September 30, 2020	December 31, 2019
Deferred tax assets
Net operating loss carryforward	$5,488	$3,975
Capital loss carryover	4,991	739
GAAP/Tax basis differences	2,053	3,699
Total deferred tax assets (1)	12,532	8,413
Deferred tax liabilities
Deferred tax liabilities	2	5
Total deferred tax liabilities (2)	2	5
Valuation allowance (1)	(10,681)	(7,029)
Total net deferred tax asset	$1,849	$1,379

(1)Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(2)Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2020, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $15.2 million. The Company’s carryforward net operating losses of approximately $14.3 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of September 30, 2020, the Company, through its wholly-owned TRSs, had also incurred approximately $14.7 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2024 if they are not offset by future capital gains.

At September 30, 2020, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $3.7 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three and nine months ended September 30, 2020, the changes are not expected to have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.     Subsequent Events

In October 2020, the Company completed a securitization of residential loans, resulting in approximately $299.4 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $236.0 million on outstanding repurchase agreements related to residential loans.

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
Forward-looking statements are based on estimates, projections, beliefs and assumptions of management of the Company at the time of such statements and are not guarantees of future performance. Forward-looking statements involve risks and uncertainties in predicting future results and conditions. Actual results and outcomes could differ materially from those projected in these forward-looking statements due to a variety of factors, including, without limitation:
•changes in our business and investment strategy;
•changes in interest rates and the fair market value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;
•changes in credit spreads;
•changes in the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae;
•general volatility of the markets in which we invest;
•changes in prepayment rates on the loans we own or that underlie our investment securities;
•increased rates of default or delinquency and/or decreased recovery rates on our assets;
•our ability to identify and acquire our targeted assets, including assets in our investment pipeline;
•changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;
•our ability to predict and control costs;
•changes in governmental laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the COVID-19 pandemic;
•our ability to make distributions to our stockholders in the future;
•our ability to maintain our qualification as a REIT for federal tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;
•risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the market for Agency RMBS, non-Agency RMBS, ABS and CMBS securities, residential loans, structured multi-family investments and other mortgage-, residential housing- and credit-related assets, including changes resulting from the ongoing spread and economic effects of COVID-19; and
•the impact of COVID-19 on us, our operations and our personnel.

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
Defined Terms
In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

•“ABS” refers to debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, automobiles, aircraft, credit cards, equipment, franchises, recreational vehicles and student loans;

•“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;

•“Agency CMBS” refers to CMBS representing interests in or obligations backed by pools of multi-family mortgage loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•“Agency fixed-rate RMBS” refers to Agency RMBS comprised of fixed-rate RMBS;

•“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”);

•“ARMs” refers to adjustable-rate residential loans;

•“CDO” refers to collateralized debt obligation;

•“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities issued by a GSE, as well as PO, IO or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” owned the first loss POs and certain IOs and certain senior or mezzanine securities, that we consolidated in our financial statements in accordance with GAAP;

•“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs and senior securities, that we consolidate in our financial statements in accordance with GAAP;

•“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE and that we consolidate in our financial statements in accordance with GAAP;

•“distressed residential loans” refers to pools of seasoned re-performing, non-performing and other delinquent loans secured by first liens on one- to four-family properties;

•“excess mortgage servicing spread” refers to the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and the base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract;

•“GAAP” refers to generally accepted accounting principles within the United States;

•“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•“MBS” refers to mortgage-backed securities;

•“Multi-family CDOs” refers to the debt that permanently finances the multi-family mortgage loans held by the Consolidated K-Series that we consolidated in our financial statements in accordance with GAAP;

•“multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties;

•“non-Agency RMBS” refers to RMBS that are not guaranteed by any agency of the U.S. Government or GSE;

•“non-QM loans” refers to residential loans that are not deemed “qualified mortgage,” or “QM,” loans under the rules of the Consumer Financial Protection Bureau;

•“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans;

•“residential bridge loans” refers to short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit;

•“Residential CDOs” refers to the debt that permanently finances the residential loans held in the Company's residential loan securitization trusts and that we consolidate in our financial statements in accordance with GAAP;

•“RMBS” refers to residential mortgage-backed securities backed by adjustable-rate, hybrid adjustable-rate or fixed-rate residential loans;

•“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans;

•“SLST CDOs” refers to the debt that permanently finances the residential loans held in Consolidated SLST that we consolidate in our financial statements in accordance with GAAP; and

•“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

Executive Summary

The global pandemic associated with novel coronavirus (“COVID-19”) and its related economic conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, since mid-March, many countries, including in the U.S., implemented public heath responses that involved social distancing measures that substantially prohibited large gatherings, including at sporting events, religious services and schools, shelter-in-place and stay-at-home orders or other measures designed to limit capacity or services on a number of businesses. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. The economic fallout caused by the pandemic and certain of the actions taken to reduce its spread have been startling, resulting in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets. These conditions, or some level thereof, are expected to continue over the near term and are likely to prevail throughout 2020.

Although economic data and markets generally, including those in which we invest, showed signs of improvement beginning in the second quarter and continuing through the third quarter, these markets and the economy continue to face significant challenges from the impact of the ongoing pandemic. The exact timing and pace of the economic recovery are uncertain with a large swath of the U.S. and many countries now experiencing a surge or resurgence of COVID-19 cases, some of which are halting or re-instituting various restrictions on economic and social activity. Moreover, the lack of additional economic stimulus measures from the U.S. government and other authorities is expected to put even more pressure on the ability of borrowers and renters, including borrowers and renters that own or rent properties that back directly, or indirectly, the assets we finance or invest in, to meet their financial obligations.

The global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress beginning in mid-March, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties in March, particularly with respect to our investment securities portfolio. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets and improve liquidity, in March, we paused funding of margin calls to our repurchase agreement financing counterparties, sold approximately $2.0 billion of assets, terminated interest rate swap positions with an aggregate notional value of $495.5 million and reduced our outstanding repurchase agreements that finance our investment securities and residential loan portfolios, which had exposed our investment portfolio and the financing thereof to unprecedented volatility in mark-to-market collateral repricing determinations by financing counterparties, reducing our overall leverage to less than one times as of March 31, 2020.
Since the market disruption and through the date hereof, we have continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet by completing two non-mark-to-market securitizations of residential mortgage loans, a non-mark-to-market re-securitization of non-Agency RMBS, a non-mark-to-market repurchase agreement financing for residential loans and opportunistically selling non-Agency RMBS and CMBS in our portfolio. The proceeds from these transactions were used to reduce our outstanding repurchase agreements and invest in new single-family residential and multi-family investments. As of September 30, 2020, we have reduced our portfolio leverage, which is the portion that is exposed to fluctuations in mark-to-market pricing, to 0.3 times and reduced to zero our outstanding repurchase agreements that finance investment securities.

We transitioned in March to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact and we expect to continue our remote work arrangement for the foreseeable future.

Our targeted investments include the following (i) residential loans, including distressed residential loans, second mortgages, residential bridge loans and other residential loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to continue to focus on our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. We expect to maintain a defensive posture as it relates to new investments due to the uncertainty relating to the duration and ongoing economic impact associated with the COVID-19 pandemic and to currently focus on assets that may benefit from active management in a prolonged, low rate environment, although we do expect that volatility surrounding the U.S. elections and the COVID-19 pandemic will present better entry points for investment during the balance of 2020 and early 2021. We also expect to continue to selectively monetize gains from the price recovery experienced by our non-Agency RMBS and Freddie-K mezzanine securities.

Prior to the recent turmoil in the financial markets, we sought to achieve a balanced and diverse funding mix to finance our assets and operations, which included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer-term repurchase agreement borrowings with terms between one year and 24 months and longer term financings, such as securitizations and convertible notes, with terms longer than one year. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, looking forward, we expect to place a greater emphasis on procuring stable, longer-termed financing, such as securitizations and term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. While longer-termed financings may involve greater expense relative to repurchase agreement funding, we believe, over time, this approach may better allow us to manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. Consistent with this emphasis on procuring financings that provide limited or no mark-to-market repricing exposure and more committed lines of financing and as discussed above, we have completed four non-mark-to-market financings since June 2020. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

Portfolio Update

In the third quarter of 2020, we pursued new single-family residential and multi-family investments while we opportunistically sold investment securities. The following table presents the activity for our investment portfolio for the three months ended September 30, 2020 (dollar amounts in thousands):

	June 30, 2020	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	September 30, 2020
Investment securities
Non-Agency RMBS	$630,196	$—	$(16,684)	$(259,493)	$21,746	$375,765
CMBS	288,112	—	(359)	(110,680)	5,852	182,925
ABS	42,500	—	—	—	2,507	45,007
Total investment securities available for sale	960,808	—	(17,043)	(370,173)	30,105	603,697
Consolidated SLST (3)	185,310	—	—	—	25,592	210,902
Total investment securities	1,146,118	—	(17,043)	(370,173)	55,697	814,599
Residential loans	1,483,378	92,673	(80,653)	—	37,386	1,532,784
Preferred equity investments, mezzanine loans and investments in unconsolidated entities	395,139	19,117	(20,943)	—	8,547	401,860
Other investments (4)	10,550	327	—	(7,292)	—	3,585
Totals	$3,035,185	$112,117	$(118,639)	$(377,465)	$101,630	$2,752,828

(1)Primarily includes principal repayments.
(2)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion and transfers within investment categories.
(3)Consolidated SLST is presented on our condensed consolidated balance sheets as of June 30, 2020 and September 30, 2020, respectively, as residential loans, at fair value and residential collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements follows (dollar amounts in thousands):

	June 30, 2020	September 30, 2020
Residential loans, at fair value	$1,274,850	$1,290,005
Deferred interest (a)	(1,307)	(1,123)
Less: Residential collateralized debt obligations, at fair value	(1,088,233)	(1,077,980)
Consolidated SLST investment securities owned by NYMT	$185,310	$210,902

(a)Included in accrued expenses and other liabilities on our condensed consolidated balance sheets at September 30, 2020.

(4)Includes real estate under development in Consolidated VIEs in the amounts of $3.6 million and $10.6 million as of September 30, 2020 and June 30, 2020, respectively.

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

Financial and mortgage-related asset markets experienced improving conditions during the third quarter of 2020 with the U.S. economy in recovery. U.S. stocks continued to show signs of recovery during the third quarter of 2020 following the sharp sell-off during the back half of the first quarter. Reflective of abundant liquidity and sustained progress on the re-opening of state and the global economies, asset prices continued to experience improvements during the third quarter. Overall, global economic activity and consumer sentiment showed signs of advancement as well during the third quarter of 2020. However, in some sectors activity levels remain well below normal levels and economic progress is generally likely to be impacted going forward by the evolution of the COVID-19 pandemic and further stimulus initiatives.

Similar to assets in the larger economy, pricing for our investment portfolio during the third quarter rebounded with credit spreads tightening across a large swath of the portfolio. Liquidity to MBS and mortgage financing markets was stable during the third quarter, as evidenced by the Company completing multiple longer-term, securitization financing transactions during the quarter and subsequent to end of the quarter. Due to the possibility that a number of states or the U.S. federal government may again impose greater restrictions on economic and social activity in light of rising COVID-19 daily case counts this fall and heightened uncertainty relating to the U.S. elections, stimulus negotiations and other policy matters, we expect market volatility generally to remain elevated throughout the balance of 2020.

The market conditions discussed below significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March by the ongoing COVID-19 pandemic:

General. U.S. economic data released over the past quarter shows that the U.S. economy has begun its recovery from the short but steep recession, with U.S. gross domestic product (“GDP”) having advanced by 33.1% (advance estimate) in the third quarter of 2020, up from GDP contraction of 31.4% (revised) in the second quarter of 2020.

The U.S. labor market continued to show improvements throughout the third quarter. The U.S. Department of Labor attributed these improvements to the resumption of economic activity that had been curtailed due to the COVID-19 pandemic. According to the U.S. Department of Labor, the U.S. unemployment rate continued to decrease in the third quarter from 10.2% in July to 7.9% in September, as the number of unemployed persons decreased from 16.3 million in July to 12.6 million in September. Total nonfarm payroll employment rose by 661,000 in September. While the unemployment rate and number of unemployed persons have decreased for five consecutive months, each of these measures remains higher than February.

Single-Family Homes and Residential Mortgage Market. The residential real estate market displayed signals of continued modest growth in the third quarter. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for July 2020 showed that, on average, home prices increased 3.9% for the 20-City Composite over July 2019, up from 3.5% the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,040,000 and 925,000 for the three and nine months ended September 30, 2020, respectively, compared to 766,000 for the second quarter of 2020 and an annual rate of 894,000 for the year ended December 31, 2019. Declining single-family housing fundamentals may adversely impact the borrowers of our residential mortgage loans and those that underlie our RMBS, and thus the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. As of September 30, 2020, approximately 2% of borrowers in our residential loan portfolio remained in an active COVID-19 plan.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 375,000 and 394,000 for the three and nine months ended September 30, 2020, respectively, compared to 391,000 for the year ended December 31, 2019. While starts on multi-family homes containing five units or more experienced a slight increase from second quarter levels in the beginning of the third quarter, these rates saw a decrease towards the end of the third quarter, eventually reaching 295,000 in September. Moreover, as many workers remain unemployed or under-employed, the financial ability of households to meet their rental payment obligations is an ongoing concern. Data released by the National Multifamily Housing Council (“NMHC”) shows that 86.8% of professionally-managed apartment households made a full or partial October rent payment by October 13, 2020 in its survey of 11.5 million professionally-managed apartment units across the country. This represents a 2.4-percentage point decrease in the share who paid rent through October 13, 2019 and compares to 86.2% that had paid by September 13, 2020. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. As of September 30, 2020, the Company had one operating partner, representing approximately 1.0% of our total preferred equity and mezzanine loan investment portfolio, that was delinquent in making distributions to us. Weakness in the multi-family housing sector, including, among other things, widening capitalization rates, reduced demand, increased vacancy rates, increased tenant lease defaults and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.

Credit Spreads. Credit spreads tightened further during the third quarter as economic activity accelerated. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing markets. During the third quarter, the bond market was largely stable with the closing yield of the 10-year U.S. Treasury Note trading between 0.52% and 0.74% during the quarter, closing the quarter at 0.69%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the third quarter of 2020, the Treasury curve increased with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 56 basis points, up 22 basis points from December 31, 2019. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations to address disruptions in the U.S. Treasury, Agency debt and Agency RMBS financing markets and has substantially increased these operations. On March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. The Federal Reserve also lowered the federal funds rate by 100 basis points to a range of 0.0% - 0.25%, after having already lowered the federal funds rate by 50 basis points on March 3, 2020. By mid-August, the Federal Reserve had increased its holdings of U.S. Treasuries and Agency MBS by approximately $2.36 trillion, since mid-March.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law to provide many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity resulting from the COVID-19 pandemic. The over $2 trillion relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health care providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provided an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts. In addition, in response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures. While some of these state protections have expired, the Centers for Disease Control and Prevention issued an order to temporarily halt residential evictions under certain circumstances in an effort to prevent the spread of the COVID-19 pandemic, which became effective on September 4, 2020 and expires on December 31, 2020.

The markets for U.S. Treasuries, MBS and other mortgage and fixed income markets experienced severe dislocations in March as a result of the COVID-19 pandemic. To address these issues in the fixed income and funding markets, on March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support smooth market functioning. Since that date, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the CARES Act. The FHFA instructed the GSEs on how to handle servicer advances for loans that back Agency RMBS that enter into forbearance, which limits prepayments during the forbearance period that could have resulted otherwise. Further, the FHFA announced a loan payment deferment plan for Agency multi-family borrowers facing hardship from revenue losses caused by COVID-19, with the condition that these borrowers suspend all evictions for renters unable to pay rent due to the impact of COVID-19. On October 19, 2020, the FHFA announced the extension of certain COVID-19 related loan origination flexibilities until November 30, 2020, including alternative appraisals on purchase and rate term refinance loans and alternative methods for documenting income and verifying employment before loan closing.

The increased unemployment benefits under the CARES Act expired in July and negotiations in Congress to provide additional relief are ongoing. Without additional government support or related measures, we anticipate that the number of our operating partners and borrowers of our residential loans and those that underlie our investment securities that become delinquent or default on their financial obligations may increase significantly. Such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Third Quarter 2020 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2020 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net interest income	$25,529	$101,134
Net income (loss) attributable to Company's common stockholders	$91,344	$(399,819)
Net income (loss) attributable to Company's common stockholders per share (basic)	$0.24	$(1.08)
Comprehensive income (loss) attributable to Company's common stockholders	$113,834	$(436,889)
Comprehensive income (loss) attributable to Company's common stockholders per share (basic)	$0.30	$(1.18)
Book value per common share	$4.58	$4.58
Economic return on book value (1)	7.0%	(18.6)%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the respective periods.

Developments

•Completed a securitization of residential loans, resulting in approximately $241.1 million of net proceeds to the Company. A portion of the net proceeds were utilized to repay approximately $230.6 million on an outstanding repurchase agreement related to residential loans.

•Obtained non-mark-to-market financing for residential loans through a repurchase agreement with a new counterparty, receiving net proceeds of approximately $47.2 million.

•Sold non-Agency RMBS for approximately $259.5 million in proceeds and CMBS for approximately $110.7 million in proceeds.

•Purchased residential loans for approximately $92.7 million.

•Repaid last remaining repurchase agreement to finance investment securities in the amount of approximately $87.6 million.

Subsequent Developments

In October 2020, we completed a securitization of residential loans, resulting in approximately $299.4 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. We utilized the net proceeds to repay approximately $236.0 million on outstanding repurchase agreements related to residential loans.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2020 and December 31, 2019, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, short-term and longer-term repurchase agreements, CDOs, securitized debt and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands). As previously discussed, in an effort to manage our portfolio through the unprecedented turmoil in the financial markets and improve liquidity, we sold our entire Agency CMBS and Agency RMBS portfolio during March 2020.

At September 30, 2020:

	Single-Family Credit	Multi- Family Credit	Other	Total
Investment securities available for sale, at fair value	$375,765	$182,925	$45,007	$603,697
Residential loans, at fair value	2,822,789	—	—	2,822,789
Residential collateralized debt obligations, at fair value	(1,077,980)	—	—	(1,077,980)
Investments in unconsolidated entities	73,456	145,250	—	218,706
Preferred equity and mezzanine loan investments	—	183,154	—	183,154
Other investments (1)	—	3,585	—	3,585
Carrying value	2,194,030	514,914	45,007	2,753,951
Liabilities:
Repurchase agreements	(672,519)	—	—	(672,519)
Securitized debt	(88,791)	—	—	(88,791)
Residential collateralized debt obligations	(268,820)	—	—	(268,820)
Subordinated debentures	—	—	(45,000)	(45,000)
Convertible notes	—	—	(134,720)	(134,720)
Cash, cash equivalents and restricted cash (2)	119,578	47,952	537,094	704,624
Other	50,362	(4,356)	(41,348)	4,658
Net capital allocated	$1,333,840	$558,510	$361,033	$2,253,383

Total Leverage Ratio (3)				0.4
Portfolio Leverage Ratio (4)				0.3

(1)Includes real estate under development presented in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.
(2)Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.
(3)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include SLST CDOs amounting to $1.1 billion, Residential CDOs amounting to $268.8 million and securitized debt amounting to $88.8 million as they are non-recourse debt to the Company.
(4)Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2019:

	Agency	Single-Family Credit	Multi- Family Credit	Other	Total
Investment securities available for sale, at fair value	$973,835	$715,314	$267,777	$49,214	$2,006,140
Residential loans, at fair value	26,239	2,732,401	—	—	2,758,640
Residential collateralized debt obligations, at fair value	—	(1,052,829)	—	—	(1,052,829)
Residential loans, net	—	202,756	—	—	202,756
Investments in unconsolidated entities	—	65,573	124,392	—	189,965
Preferred equity and mezzanine loan investments	—	—	180,045	—	180,045
Multi-family loans held in securitization trusts, at fair value	88,359	—	17,728,387	—	17,816,746
Multi-family collateralized debt obligations, at fair value	—	—	(16,724,451)	—	(16,724,451)
Other investments (1)	—	3,119	14,464	—	17,583
Carrying value	1,088,433	2,666,334	1,590,614	49,214	5,394,595
Liabilities:
Repurchase agreements	(945,926)	(1,347,600)	(811,890)	—	(3,105,416)
Residential collateralized debt obligations	—	(40,429)	—	—	(40,429)
Subordinated debentures	—	—	—	(45,000)	(45,000)
Convertible notes	—	—	—	(132,955)	(132,955)
Hedges (net) (2)	15,878	—	—	—	15,878
Cash, cash equivalents and restricted cash (3)	9,738	44,604	4,152	63,118	121,612
Goodwill	—	—	—	25,222	25,222
Other	(1,449)	54,895	(10,123)	(71,801)	(28,478)
Net capital allocated	$166,674	$1,377,804	$772,753	$(112,202)	$2,205,029

Total Leverage Ratio (4)					1.5
Portfolio Leverage Ratio (5)					1.4

(1)Includes real estate under development in the amount of $14.5 million, other loan investments in the amount of $2.4 million and deferred interest related to residential loans, at fair value held in Consolidated SLST of $0.7 million, all of which are included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.
(2)Includes derivative liabilities of $29.0 million netted against a $44.8 million variation margin.
(3)Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in receivables and other assets.
(4)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include Multi-family CDOs amounting to $16.7 billion, SLST CDOs amounting to $1.1 billion and Residential CDOs amounting to $40.4 million as they are non-recourse debt to the Company.
(5)Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

Analysis of Changes in Book Value Per Share

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2020 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,642,883	377,465	$4.35	$1,683,911	291,371	$5.78
Cumulative-effect adjustment for implementation of fair value option (2)	—			12,284
Common stock issuance, net (3)	3,175	279		519,473	86,373
Balance after cumulative-effect adjustment and share issuance activity	1,646,058	377,744	4.36	2,215,668	377,744	5.87
Dividends declared	(28,331)		(0.08)	(47,218)		(0.13)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (4)	22,490		0.06	(37,070)		(0.10)
Net income (loss) attributable to Company's common stockholders	91,344		0.24	(399,819)		(1.06)
Ending Balance	$1,731,561	377,744	$4.58	$1,731,561	377,744	$4.58

(1)Outstanding shares used to calculate book value per common share for the three and nine months ended September 30, 2020 are 377,744,476.
(2)On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and elected to apply the fair value option provided by ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief to our residential loans, net, preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity investments that are accounted for under the equity method, resulting in a cumulative-effect adjustment to beginning book value of our common stock and book value per common share.
(3)Includes amortization of stock based compensation.
(4)The changes primarily relate to unrealized gains (losses) in our investment securities due to increases or reductions in pricing.

Results of Operations

Beginning in mid-March and continuing into the second quarter, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to experience significant volatility. The significant dislocation in the financial markets in March and part of April caused, among other things, credit spread widening, a sharp decrease in interest rates, higher unemployment levels and unprecedented illiquidity in repurchase agreement financing and MBS markets, which in turn materially negatively impacted liquidity and pricing of our assets. While market conditions improved and volatility subsided to an extent in the latter part of the second quarter and into the third quarter as parts of the global and U.S. economy "re-opened", leading to partial pricing recovery for a number of assets in our portfolio, we expect volatility and markets to continue to fluctuate and that these conditions may continue to negatively affect our business through the balance of 2020 and into 2021 due to the uncertain duration and ongoing impact of the pandemic. The factors described above and throughout this Quarterly Report on Form 10-Q (particularly as related to the COVID-19 pandemic) have driven the majority of our results of operations for the three and nine months ended September 30, 2020, and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions.
The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2020 and 2019, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 and increases or decreases in the "nine-month periods" refer to the change in results for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.

The following table presents the main components of our net income (loss) for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
Net interest income	$25,529	$31,971	$(6,442)	$101,134	$83,866	$17,268
Total non-interest income (loss)	90,528	21,396	69,132	(427,060)	60,822	(487,882)
Total general, administrative and operating expenses	13,424	12,288	1,136	41,382	37,326	4,056
Income (loss) from operations before income taxes	102,633	41,079	61,554	(367,308)	107,362	(474,670)
Income tax (benefit) expense	(772)	(187)	(585)	917	(247)	1,164
Net income (loss) attributable to Company	101,641	41,379	60,262	(368,929)	108,254	(477,183)
Preferred stock dividends	10,297	6,544	3,753	30,890	18,726	12,164
Net income (loss) attributable to Company's common stockholders	91,344	34,835	56,509	(399,819)	89,528	(489,347)
Basic earnings (loss) per common share	$0.24	$0.15	$0.09	$(1.08)	$0.44	$(1.52)
Diluted earnings (loss) per common share	$0.23	$0.15	$0.08	$(1.08)	$0.43	$(1.51)

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

The decrease in net interest income for the three-month periods was primarily driven by a decrease in average interest earning assets due to asset sales in response to the impacts of the COVID-19 pandemic. In particular, we sold our entire portfolio of higher yielding first loss POs within the Consolidated K-Series in March 2020.

The increase in net interest income for the nine-month periods was primarily driven by a decrease in interest expense due to the repayment of all of our outstanding repurchase agreements that finance our investment securities and an increase in assets in our single-family credit portfolio resulting from purchase activity since September 30, 2019, which was funded by a combination of equity capital raised in 2019 and in the first quarter of 2020 and repurchase agreement financing. This increase during the nine-month period was partially offset by a decrease in net interest income related to the sale of higher yielding first loss POs within the Consolidated K-Series in March 2020.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

Three Months Ended September 30, 2020

	Single-Family Credit (1) (3)	Multi- Family Credit (2)	Other (7)	Total
Interest Income (4)	$28,747	$7,846	$1,203	$37,796
Interest Expense	(9,025)	—	(3,242)	(12,267)
Net Interest Income (Expense)	$19,722	$7,846	$(2,039)	$25,529

Average Interest Earning Assets (3) (5)	$2,279,813	$417,102	$41,540	$2,738,455
Average Yield on Interest Earning Assets (6)	5.03%	7.52%	11.58%	5.51%
Average Portfolio Financing Cost (7)	(3.33)%	—	—	(3.33)%
Portfolio Net Interest Margin (8)	1.70%	7.52%	11.58%	2.18%

Three Months Ended September 30, 2019

	Agency (9)	Single-Family Credit	Multi- Family Credit (2) (3)	Other (7)	Total
Interest Income (4)	$6,512	$23,668	$28,413	$681	$59,274
Interest Expense	(4,980)	(10,499)	(8,400)	(3,424)	(27,303)
Net Interest Income (Expense)	$1,532	$13,169	$20,013	$(2,743)	$31,971

Average Interest Earning Assets (3) (5)	$1,001,567	$1,772,485	$1,104,560	$26,235	$3,904,847
Average Yield on Interest Earning Assets (6)	2.60%	5.34%	10.29%	10.38%	6.07%
Average Portfolio Financing Cost (7)	(2.38)%	(4.27)%	(4.29)%	—	(3.67)%
Portfolio Net Interest Margin (8)	0.22%	1.07%	6.00%	10.38%	2.40%

Nine Months Ended September 30, 2020

	Agency (9)	Single-Family Credit (1) (3)	Multi- Family Credit (2) (3)	Other (7)	Total
Interest Income (4)	$6,401	$92,676	$46,914	$3,933	$149,924
Interest Expense	(4,930)	(27,138)	(6,774)	(9,948)	(48,790)
Net Interest Income (Expense)	$1,471	$65,538	$40,140	$(6,015)	$101,134

Average Interest Earning Assets (3) (5)	$337,084	$2,444,464	$696,812	$46,524	$3,524,884
Average Yield on Interest Earning Assets (6)	2.46%	5.05%	8.98%	11.27%	5.66%
Average Portfolio Financing Cost (7)	(2.25)%	(3.12)%	(3.41)%	—	(3.02)%
Portfolio Net Interest Margin (8)	0.21%	1.93%	5.57%	11.27%	2.64%

Nine Months Ended September 30, 2019

	Agency (9)	Single-Family Credit	Multi- Family Credit (2) (3)	Other (7)	Total
Interest Income (4)	$20,768	$61,842	$79,479	$710	$162,799
Interest Expense	(17,225)	(29,423)	(22,003)	(10,282)	(78,933)
Net Interest Income (Expense)	$3,543	$32,419	$57,476	$(9,572)	$83,866

Average Interest Earning Assets (3) (5)	$1,046,265	$1,541,787	$1,028,659	$9,112	$3,625,823
Average Yield on Interest Earning Assets (6)	2.65%	5.35%	10.30%	10.39%	5.99%
Average Portfolio Financing Cost (7)	(2.58)%	(4.47)%	(4.27)%	—	(3.73)%
Portfolio Net Interest Margin (8)	0.07%	0.88%	6.03%	10.39%	2.26%

(1)The Company, through its ownership of certain securities purchased in the fourth quarter of 2019, has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are owned by the Company. A reconciliation of net interest income generated by our single-family credit portfolio to our condensed consolidated financial statements for the three and nine months ended September 30, 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest income, residential loans	$30,704	$94,424
Interest income, investment securities available for sale (a)	5,605	22,507
Interest expense, SLST CDOs (b)	(7,562)	(24,255)
Interest income, Single-Family Credit, net	28,747	92,676
Interest expense, repurchase agreements	(5,341)	(22,617)
Interest expense, Residential CDOs (b)	(2,160)	(2,527)
Interest expense, securitized debt	(1,524)	(1,994)
Net interest income, Single-Family Credit	$19,722	$65,538

(a)Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.
(b)Included in the Company’s accompanying condensed consolidated statements of operations in interest expense, residential collateralized debt obligations.

(2)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements.  Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family credit portfolio to our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income, multi-family loans held in securitization trusts	$—	$139,818	$151,841	$384,743
Interest income, investment securities available for sale (a)	2,546	3,419	8,960	11,117
Interest income, preferred equity and mezzanine loan investments	5,300	5,505	15,875	15,660
Interest expense, multi-family collateralized debt obligations	—	(120,329)	(129,762)	(332,041)
Interest income, Multi-Family Credit, net	7,846	28,413	46,914	79,479
Interest expense, repurchase agreements	—	(8,400)	(6,774)	(21,509)
Interest expense, securitized debt	—	—	—	(494)
Net interest income, Multi-Family Credit	$7,846	$20,013	$40,140	$57,476

(a)Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other interest earning assets.

(3)Average Interest Earning Assets for the periods indicated exclude cash and cash equivalents, all Consolidated SLST assets (for the three and nine months ended September 30, 2020) and all Consolidated K-Series assets (for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019) other than, in each case, those securities owned by the Company.
(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost was calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the three and nine months ended September 30, 2020 and 2019, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subordinated debentures	$483	$711	$1,714	$2,185
Convertible notes	2,759	2,713	8,234	8,097
Total	$3,242	$3,424	$9,948	$10,282

(8)Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures and convertible notes.
(9)Includes Agency RMBS and Agency CMBS.

Non-interest Income (Loss)

Realized (Losses) Gains, Net

The Company sold approximately $377.5 million and $2.5 billion of assets during the three and nine months ended September 30, 2020, respectively in response to the disruption of the financial markets caused by the COVID-19 pandemic. The following table presents the components of realized (losses) gains, net recognized for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
Investment securities and related hedges	$(2,575)	$5,013	$(7,588)	$(134,452)	$21,815	$(156,267)
Residential loans	1,508	1,089	419	(15,467)	10,741	(26,208)
Total realized (losses) gains, net	$(1,067)	$6,102	$(7,169)	$(149,919)	$32,556	$(182,475)
During the three months ended September 30, 2020, the Company recognized net realized losses of $2.6 million on the sale of non-Agency RMBS and CMBS while the Company recognized net realized gains of $5.0 million, primarily on sales of CMBS, during the three months ended September 30, 2019. Realized gain activity on residential loans in both three-month periods is primarily a result of loan prepayment activity.

During the nine months ended September 30, 2020, the Company recognized net realized losses of $61.4 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. The Company also recognized net realized losses on residential loans in 2020, primarily as a result of the sale of performing and re-performing loans. The Company sold residential loans with an aggregate unpaid principal balance of $116.4 million that resulted in net realized losses of $18.2 million during the nine months ended September 30, 2020, which was mostly incurred in the first quarter of 2020.

During the nine months ended September 30, 2019, the Company recognized $21.8 million of net realized gains primarily on sales of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs and CMBS. The Company also recognized net realized gains on residential loans during the nine months ended September 30, 2019, primarily as a result of sale activity and loan prepayments.

Realized Loss on De-consolidation of Multi-family Loans Held in Securitization Trusts and Multi-family Collateralized Debt Obligations, Net

In March 2020, the Company sold its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations of $54.1 million for the nine months ended September 30, 2020. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in securitization trusts and $16.6 billion in multi-family collateralized debt obligations.

Unrealized Gains (Losses), Net

The disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets during the first quarter of 2020. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the first quarter. Pricing for our investment portfolio during the second and third quarters of 2020 rebounded with credit spreads tightening on a majority of our assets, which resulted in a partial reversal of unrealized losses recognized in the first quarter of 2020. The following table presents the components of unrealized gains (losses), net recognized for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
Investment securities and related hedges	$19,193	$(13,336)	$32,529	$9,303	$(42,929)	$52,232
Residential loans	35,726	16,818	18,908	(9,481)	34,580	(44,061)
Consolidated SLST	27,145	—	27,145	(34,893)	—	(34,893)
Consolidated K-Series	—	7,630	(7,630)	(171,011)	22,247	(193,258)
Preferred equity and mezzanine loan investments	(866)	—	(866)	(6,629)	—	(6,629)
Total unrealized gains (losses), net	$81,198	$11,112	$70,086	$(212,711)	$13,898	$(226,609)

For the three months ended September 30, 2020, the Company recognized $81.2 million in net unrealized gains. The credit markets continued to improve in the third quarter, which translated to improved pricing across most of our asset classes.

For the nine months ended September 30, 2020, the Company recognized $212.7 million in net unrealized losses. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are net unrealized gain reversals due to sales and interest rate swap terminations during the nine months ended September 30, 2020 totaling $135.3 million.

Impairment of Goodwill

In March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. This analysis yielded an impairment of the entire goodwill balance of $25.2 million for the nine months ended September 30, 2020.

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
Income from preferred equity investments accounted for as equity (1)	$4,302	$2,458	$1,844	$7,364	$5,557	$1,807
Income from joint venture equity investments in multi-family properties	122	985	(863)	(949)	6,331	(7,280)
Income from entities that invest in residential properties and loans	5,542	431	5,111	8,158	826	7,332
Preferred equity and mezzanine loan premiums resulting from early redemption (2)	463	—	463	518	3,364	(2,846)
Losses in Consolidated VIEs (3)	(159)	(185)	26	(2,280)	(2,158)	(122)
Income from real estate held for sale in consolidated variable interest entities	—	—	—	—	215	(215)
Miscellaneous income	127	249	(122)	2,099	485	1,614
Total other income	$10,397	$3,938	$6,459	$14,910	$14,620	$290

(1)Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.
(2)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

(3)Losses in Consolidated VIEs exclude income or loss from the Consolidated K-Series and Consolidated SLST and are offset by allocations of losses or increased by allocations of income to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $0.1 million for the three months ended September 30, 2020 and 2019 and $1.1 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The increase in other income during both the three- and nine-month periods is primarily due to an increase in the income generated by the Company's investment in entities that invest in residential properties and loans resulting from realized gains on sale and unrealized gains recognized by these entities as well as an increase in income from preferred equity investments accounted for as equity due to additional investments made since September 30, 2019. The increase during both the three- and nine-month periods was partially offset by a decrease in income from joint venture equity investments in multi-family properties due to the redemption of these investments. The increase in other income during the nine-month periods was also partially offset by a decrease in income related to the redemptions of preferred equity and mezzanine loan investments as a result of fewer redemptions in 2020.

Expenses

The following tables present the components of general, administrative and operating expenses for the three and nine months ended September 30, 2020 and 2019, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$7,247	$5,780	$1,467	$23,018	$17,943	$5,075
Professional fees	1,176	983	193	4,113	3,263	850
Other	2,106	1,551	555	6,026	5,833	193
Total general and administrative expenses	$10,529	$8,314	$2,215	$33,157	$27,039	$6,118

The increase in compensation in the three- and nine-month periods is primarily due to an increase in employee headcount as part of the expansion of our investment platforms. Professional fees also increased in the nine-month periods as a result of additional legal expenses incurred in March 2020 in connection with the disruptions in the financial markets. Other expenses increased in the three-month periods due mainly to increased technology costs related to overall asset growth and tools to enhance efficiencies for working remotely.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
Operating Expenses
Expenses related to residential loans	$2,895	$3,974	$(1,079)	$8,225	$9,805	$(1,580)
Expenses related to real estate held for sale in Consolidated VIEs	—	—	—	—	482	(482)
Total	$2,895	$3,974	$(1,079)	$8,225	$10,287	$(2,062)

The decrease in expenses related to residential loans for the three- and nine-month periods can be attributed primarily to a reduction in investment activity related to residential loans in 2020.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$91,344	$34,835	$56,509	$(399,819)	$89,528	$(489,347)
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Agency RMBS	—	5,405	(5,405)	—	35,173	(35,173)
Non-Agency RMBS	11,161	6,972	4,189	(34,946)	12,640	(47,586)
CMBS	1,484	2,979	(1,495)	(9,462)	14,347	(23,809)
Total	12,645	15,356	(2,711)	(44,408)	62,160	(106,568)
Reclassification adjustment for net loss (gain) included in net income (loss)	9,845	(4,444)	14,289	7,338	(18,109)	25,447
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	22,490	10,912	11,578	(37,070)	44,051	(81,121)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$113,834	$45,747	$68,087	$(436,889)	$133,579	$(570,468)

The changes in other comprehensive income ("OCI") for the three-month periods can be attributed primarily to the reversal of previously recognized net unrealized losses reported in OCI that were reclassified to net realized loss as a result of the sale of certain investment securities during the third quarter of 2020.

The changes in OCI for the nine-month periods can be attributed primarily to a decrease in the fair value of our investment securities where fair value option was not elected as a result of significant spread widening during the first quarter of 2020 due to the market turmoil caused by the COVID-19 pandemic. These losses were partially offset by fair value increases during the second and third quarters of 2020 as well as the reversal of previously recognized net unrealized losses reported in OCI that were reclassified to net realized loss as a result of the sale of certain investment securities in 2020.

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

Balance Sheet Analysis

As of September 30, 2020, we had approximately $4.6 billion of total assets. Included in this amount was approximately $1.3 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP.

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

Investment Securities

At September 30, 2020, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our securities investments also included first loss subordinated securities and certain IOs issued by Consolidated SLST. At September 30, 2020, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of September 30, 2020 as compared to December 31, 2019 is due to our $2.4 billion in asset sales related, in part, to our response to the significant disruption in the financial markets caused by the COVID-19 pandemic and opportunistic dispositions, including $1.1 billion of our entire portfolio of Agency securities (including Agency RMBS issued by Consolidated SLST), $555.2 million of first loss POs and certain mezzanine securities issued by the Consolidated K-Series, $428.3 million of non-Agency RMBS and $248.7 million of CMBS. The decrease in carrying value was also due to a decline in the fair value of a number of our investment securities since December 31, 2019 as a result of the ongoing pandemic.

The following tables summarize our investment securities portfolio as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$112,947	$113,238	$—	$(6,457)	$106,781	4.00%	4.16%	$—
Mezzanine	215,089	212,055	425	(8,884)	203,596	4.04%	4.60%	—
Subordinated	78,183	67,876	—	(6,950)	60,926	4.28%	5.32%	—
IO	545,549	6,890	153	(2,581)	4,462	0.44%	5.91%	—
Total Non-Agency RMBS	951,768	400,059	578	(24,872)	375,765	1.83%	4.55%	—
CMBS
Mezzanine	106,153	101,146	4,098	(3,493)	101,751	4.32%	4.81%	—
Subordinated	6,000	6,000	—	(960)	5,040	7.97%	7.97%	—
IO	12,268,487	77,549	387	(1,802)	76,134	0.10%	4.71%	—
Total CMBS	12,380,640	184,695	4,485	(6,255)	182,925	0.14%	4.84%	—
ABS
Residuals	113	39,519	5,488	—	45,007	—	11.27%	—
Total ABS	113	39,519	5,488	—	45,007	—	11.27%	—
Total - AFS	$13,332,521	$624,273	$10,551	$(31,127)	$603,697	0.50%	5.11%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$214,012	$—	$(31,901)	$182,111	4.67%	4.96%	$—
IO	214,548	31,866	—	(3,075)	28,791	3.50%	8.25%	—
Total Non-Agency RMBS	471,355	245,878	—	(34,976)	210,902	4.13%	5.40%	—
Total - Consolidated SLST	$471,355	$245,878	$—	$(34,976)	$210,902	4.13%	5.40%	$—
Total Investment Securities	$13,803,876	$870,151	$10,551	$(66,103)	$814,599	0.54%	5.19%	$—

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

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

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of September 30, 2020 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $210.9 million. In March 2020, we sold our entire investment in the senior securities issued by Consolidated SLST. As of December 31, 2019, our investment in Consolidated SLST was limited to the RMBS comprised of first loss subordinated securities, IOs and senior securities with an aggregate carrying value of $276.8 million.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities of Consolidated SLST as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands, except as noted):

	September 30, 2020	December 31, 2019
Current balance of loans	$1,259,063	$1,322,131
Number of loans	7,797	8,103
Current average loan size	$161,480	$162,804
Weighted average original loan term (in months)	351	351
Weighted average LTV at purchase	67.0%	66.2%
Weighted average credit score at purchase	710	711

Current Coupon:
3.00% or less	3.2%	3.8%
3.01% – 4.00%	36.3%	35.2%
4.01% – 5.00%	40.0%	40.2%
5.01% – 6.00%	12.3%	12.4%
6.01% and over	8.2%	8.4%

Delinquency Status:
Current	64.0%	47.6%
31 - 60	13.6%	35.5%
61 - 90	8.6%	13.1%
90+	13.8%	3.8%

Origination Year:
2005 or earlier	31.0%	30.9%
2006	15.3%	15.4%
2007	20.9%	20.7%
2008 or later	32.8%	33.0%

Geographic state concentration (greater than 5.0%):
California	10.9%	11.0%
Florida	10.5%	10.6%
New York	9.2%	9.1%
New Jersey	7.0%	6.9%
Illinois	6.7%	6.6%

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

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increased haircuts and reduced security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the entire mortgage REIT industry. In response, the Company has completely eliminated its securities repurchase agreement exposure since mid-March. The Company will continue to evaluate the securities repurchase agreement market before increasing its exposure in the future.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2020	$29,190	$—	$87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

December 31, 2018	1,372,459	1,543,577	1,543,577
September 30, 2018	1,144,080	1,130,659	1,163,683
June 30, 2018	1,230,648	1,179,961	1,279,121
March 31, 2018	1,287,939	1,287,314	1,297,949

Securitized Debt

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio. The Company received net cash proceeds of approximately $109.0 million after deducting expenses associated with the re-securitization transaction. The Company had a net investment in the re-securitization of $93.3 million as of September 30, 2020.

The following table summarizes the Company’s securitized debt collateralized by non-Agency RMBS as of September 30, 2020 (dollar amounts in thousands):

	Principal Amount	Carrying Value (1)	Pass-through Rate of Notes Issued (2)
Non-Agency RMBS re-securitization	$89,916	$88,791	One-month LIBOR plus 5.25%

(1)Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets. The securitized debt is non-recourse debt for which the Company has no obligation.
(2)Represents the pass-through rate through the payment date in December 2021. Pass-through rate increases to one-month LIBOR plus 7.75% for payment dates in or after January 2022.

Residential Loans

As of September 30, 2020, all of Company’s acquired residential loans, including distressed residential loans, non-QM loans, second mortgages and residential bridge loans, are presented at fair value on its condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following table details our distressed residential and other residential loans at September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020			December 31, 2019
	Number of Loans	Unpaid Principal	Carrying Value	Number of Loans	Unpaid Principal	Carrying Value
Distressed Residential Loans (1)	6,632	$981,025	$954,725	7,713	$1,131,855	$1,098,867
Other Residential Loans (2)	2,873	$598,192	$578,059	2,700	$547,379	$533,643

(1)As of December 31, 2019, the Company had 5,696 distressed residential loans with aggregate unpaid principal of $964.8 million and an aggregate carrying value of $940.1 million accounted for at fair value. The Company also had 2,017 distressed residential loans with aggregate unpaid principal of $167.0 million and an aggregate carrying value of $158.7 million accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of December 31, 2019.
(2)As of December 31, 2019, the Company had 2,534 other residential loans with an aggregate unpaid principal balance of $500.1 million and an aggregate carrying value of $489.6 million accounted for at fair value. The Company also had 166 residential loans held in securitization trusts with an aggregate unpaid principal balance of $47.2 million and an aggregate carrying value of $44.0 million accounted for at amortized cost as of December 31, 2019.

Characteristics of Our Residential Loans:

Loan to Value at Purchase (1)	September 30, 2020	December 31, 2019
50.00% or less	14.7%	15.4%
50.01% - 60.00%	12.0%	12.6%
60.01% - 70.00%	19.9%	17.9%
70.01% - 80.00%	19.9%	18.5%
80.01% - 90.00%	13.6%	14.5%
90.01% - 100.00%	9.8%	10.0%
100.01% and over	10.1%	11.1%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined loan to value. For residential bridge loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	September 30, 2020	December 31, 2019
550 or less	21.9%	22.1%
551 to 600	19.5%	20.4%
601 to 650	16.9%	17.1%
651 to 700	14.8%	14.2%
701 to 750	12.1%	12.1%
751 to 800	10.9%	10.4%
801 and over	3.9%	3.7%
Total	100.0%	100.0%

Current Coupon	September 30, 2020	December 31, 2019
3.00% or less	5.5%	5.1%
3.01% - 4.00%	21.4%	17.1%
4.01% - 5.00%	35.4%	38.4%
5.01% – 6.00%	14.0%	18.1%
6.01% and over	23.7%	21.3%
Total	100.0%	100.0%

Delinquency Status	September 30, 2020	December 31, 2019
Current	83.6%	80.8%
31 – 60 days	4.3%	6.4%
61 – 90 days	2.2%	2.6%
90+ days	9.9%	10.2%
Total	100.0%	100.0%

Origination Year	September 30, 2020	December 31, 2019
2007 or earlier	55.5%	59.3%
2008 - 2016	10.8%	13.8%
2017	4.8%	6.1%
2018	9.8%	11.0%
2019	15.1%	9.8%
2020	4.0%	—
Total	100.0%	100.0%

Residential Loan Financing

Repurchase Agreements

As of September 30, 2020, the Company has repurchase agreements with three third-party financial institutions to fund the purchase of residential loans, including both first and second mortgages. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Carrying Value of Loans Pledged (1)	Weighted Average Rate	Weighted Average Months to Maturity (2)
September 30, 2020	$1,247,483	$673,787	$938,572	2.46%	2.96
December 31, 2019	$1,200,000	$754,132	$961,749	3.67%	11.20

(1)Includes residential loans, at fair value of $938.6 million and $881.2 million at September 30, 2020 and December 31, 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.
(2)The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by residential loans, including both first and second mortgages (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2020	$651,384	$673,787	$673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

December 31, 2018	301,956	589,148	589,148
September 30, 2018	179,241	177,378	181,574
June 30, 2018	176,951	192,553	197,263
March 31, 2018	150,537	149,535	153,236

Residential Collateralized Debt Obligations

Included in our portfolio are residential loans held in securitization trusts that are pledged as collateral for the Residential CDOs issued by the Company. As of September 30, 2020 and December 31, 2019, we had Residential CDOs outstanding of $268.8 million and $40.4 million, respectively. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the residential loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $98.0 million and $4.9 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the weighted average interest rate of these Residential CDOs was 3.57% and 2.41%, respectively.

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

As of September 30, 2020, one preferred equity investment representing 1% of the total fair value of our Preferred Equity and Mezzanine Loans was greater than 90 days delinquent.

As of January 1, 2020, the Company has elected to account for its Preferred Equity and Mezzanine Loans using the fair value option. Accordingly, balances presented below as of September 30, 2020 are stated at fair value. The following tables summarize our Preferred Equity and Mezzanine Loans as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

	September 30, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	47	$323,536	$332,556	11.45%	6.8
Mezzanine loans	2	4,868	5,176	11.58%	30.4
Total	49	$328,404	$337,732	11.45%	7.1

	December 31, 2019
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	42	$279,908	$282,064	11.39%	7.8
Mezzanine loans	3	6,220	6,235	11.95%	25.8
Total	45	$286,128	$288,299	11.40%	8.2
(1)Preferred equity and mezzanine loan investments in the amounts of $183.2 million and $180.0 million are included in preferred equity and mezzanine loan investments on the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. Preferred equity investments in the amounts of $145.3 million and $106.1 million are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
(2)The difference between the fair value and investment amount as of September 30, 2020 consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss. The difference between the carrying amount and the investment amount as of December 31, 2019 consists of any unamortized premium or discount, deferred fees or deferred expenses.
(3)Based upon investment amount and contractual interest or preferred return rate.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	September 30, 2020	December 31, 2019
60.01% - 70.00%	9.6%	—
70.01% - 80.00%	19.6%	23.4%
80.01% - 90.00%	69.1%	76.6%
90.01% - 100.00%	1.7%	—
Total	100.0%	100.0%

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Equity Investments

The Company's joint venture equity investment in an entity that owned a multi-family real estate asset was redeemed during the three months ended September 30, 2020. We received variable distributions from this investment on a pari passu basis based upon property performance and recorded our position at fair value. The following table summarizes our multi-family joint venture equity investment as of December 31, 2019 (dollar amounts in thousands):

		December 31, 2019
	Property Location	Ownership Interest	Fair Value
The Preserve at Port Royal Venture, LLC (1)	Port Royal, SC	77%	$18,310

(1)The Company's joint venture equity investment was redeemed during the three months ended September 30, 2020.

Equity Investments in Entities that Invest in Residential Properties and Loans

The Company has ownership interests in entities that invest in residential properties and loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of September 30, 2020 and December 31, 2019, respectively (dollar amounts in thousands):

		September 30, 2020		December 31, 2019
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$12,602	11%	$11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	49%	60,854	49%	53,776
Total			$73,456		$65,572

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
In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million for the nine months ended September 30, 2020. We did not recognize any realized gains or losses and unrealized gains and losses during the three months ended September 30, 2020.
We did not recognize any realized gains or losses during the three and nine months ended September 30, 2019. We recognized unrealized losses of $12.6 million and $42.2 million on our interest rate swaps for the three and nine months ended September 30, 2019, respectively. Unrealized gains and losses include the change in market value, period over period, generally as a result of changes in interest rates and reversals of previously recognized unrealized gains or losses upon termination.
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

Debt

The Company's debt as of September 30, 2020 included Convertible Notes and subordinated debentures.

Convertible Notes

As of September 30, 2020, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") outstanding. The Convertible Notes were issued at a discount with a total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of September 30, 2020, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.08% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at September 30, 2020 was $2.3 billion and included $11.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at September 30, 2020 consisted primarily of $12.6 million in net unrealized losses related to our non-Agency RMBS and $0.6 million in net unrealized gains related to our CMBS. The Company's stockholders’ equity at December 31, 2019 was $2.2 billion and included $25.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2019 consisted primarily of $12.6 million in net unrealized gains related to our CMBS and $12.5 million in net unrealized gains related to our non-Agency RMBS.

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic driven disruptions in the real estate, mortgage and financial markets have negatively affected and may negatively affect our liquidity in the future. In March 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 23, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

In response to these conditions, we have focused on improving liquidity and long-term capital preservation by taking the actions described below. Starting March 23, 2020 and through the period ended June 30, 2020, we sold a total of $2.1 billion in assets, including the sale of 100% of our Agency securities portfolio, all of our first loss multi-family POs and a portion of our non-Agency RMBS, CMBS and residential loan portfolios for proceeds of $1.1 billion, $555.2 million, $168.8 million, $138.1 million and $93.8 million, respectively. By April 7, 2020, we were again current with our repurchase payment obligations and no longer in a position to need forbearance agreements from our repurchase agreement counterparties. During the third quarter of 2020, we selectively disposed of non-Agency RMBS and CMBS for proceeds of $370.2 million. Moreover, during the second and third quarters of 2020, we completed two securitization transactions generating proceeds to us of $350.1 million. We used the proceeds from these sales and securitization transactions to pay down our repurchase agreement financing, reducing our portfolio leverage to 0.3 times as of September 30, 2020. At September 30, 2020, we had $649.8 million of cash and cash equivalents, $682.8 million of unencumbered securities (including Consolidated SLST), $238.7 million of unencumbered residential loans and $328.4 million of unencumbered preferred equity investments in and mezzanine loans to owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. At this time, we are endeavoring to work with any of our borrowers or operating partners that require relief because of the pandemic. As of September 30, 2020, approximately 2% of our residential loan portfolio has an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, only one operating partner, representing 1% of our total preferred equity and mezzanine loan investment portfolio, is delinquent in making its distribution to us. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended September 30, 2020, we expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the slow-down in economic activity caused by the COVID-19 pandemic and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residence. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements, CDOs, securitized debt and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, looking forward, we expect to place a greater emphasis on procuring stable, longer-termed financing, such as securitizations and other term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Consistent with our stated intent to procure this type of stable longer-term financing, and as noted above, we completed a non-mark-to-market re-securitization backed by non-Agency RMBS that has an expected redemption date of June 3, 2022. Moreover, in July 2020 and subsequent to September 30, 2020, we closed on two non-mark-to-market securitizations backed by residential loans that are expected to be redeemed in June 2023 and October 2023, respectively.
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

Cash Flows and Liquidity for the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, net cash, cash equivalents and restricted cash increased by $583.0 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $76.6 million during the nine months ended September 30, 2020. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments and derivatives.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, our net cash flows provided by investing activities was $2.4 billion, primarily as a result of sales of Agency RMBS and Agency CMBS, including securities issued by Consolidated SLST and the Consolidated K-Series, sales of non-Agency RMBS and CMBS, sales of first loss POs and certain mezzanine securities issued by the Consolidated K-Series and sales of residential loans compounded by principal repayments and refinancing of residential loans and principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments. These sales and repayments were partially offset by purchases of residential loans, RMBS, CMBS, and funding of preferred equity investments during the period, reflecting our continued focus on single-family residential and multi-family investment strategies.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions, as was the case in March 2020. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements, CDOs or securitized debt, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received on multi-family loans held in securitization trusts, principal repayments received from residential loans and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs or securitized debt issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

As presented in the “Supplemental Disclosure - Non-Cash Investment Activities” subsection of our condensed consolidated statements of cash flows, during the nine months ended September 30, 2020, we de-consolidated certain multi-family securitization trusts which represent significant non-cash transactions that were not included in cash flows provided by investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, our net cash flows used in financing activities was $1.9 billion. The main uses of cash flows from financing activities were primarily payments made on repurchase agreements partially offset by net proceeds from various issuances of our common stock, securitized debt and CDOs.

Liquidity – Financing Arrangements

As of September 30, 2020, we have no amounts outstanding under short-term repurchase agreements on our investment securities. These repurchase agreements are typically secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At September 30, 2020, we had longer-term repurchase agreements with terms of up to one year with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. In September 2020, we entered into a repurchase agreement with a new counterparty with a term of one year that is secured by certain of our residential loans and is not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loan Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of September 30, 2020, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $264.8 million, which represents the difference between the carrying value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At September 30, 2020, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At September 30, 2020, we also had other consolidated longer-term debt, including SLST CDOs outstanding of $1.1 billion (which represent obligations of Consolidated SLST), securitized debt outstanding of $88.8 million, Residential CDOs outstanding of $268.8 million and subordinated debt outstanding of $45.0 million. The CDOs are collateralized by residential loans held in securitization trusts and the securitized debt is collateralized by non-Agency RMBS.

As of September 30, 2020, our overall leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by our total stockholders' equity, was approximately 0.4 to 1. Our overall leverage ratio does not include debt associated with SLST CDOs, securitized debt, the Residential CDOs or other non-recourse debt to the Company. As of September 30, 2020, our leverage ratio on our shorter-term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.3 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with our investments in Agency RMBS.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps and currently do not have any hedges in place.

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

The following table details the Company's public offerings of common stock during the nine months ended September 30, 2020 (dollar amounts in thousands):

Offering Type	Shares Issued	Net Proceeds (1)
Public offerings of common stock	85,100,000	$511,924

(1)Proceeds are net of underwriting discounts and commissions and offering expenses, as applicable.

Dividends

On September 14, 2020, our Board of Directors declared the following quarterly cash dividends:

Class of Stock	Dividend Amount Per Share	Record Date	Payment Date
Common Stock	$0.075	September 24, 2020	October 26, 2020
Fixed Rate Preferred Stock
7.75% Series B Cumulative Redeemable Preferred Stock	$0.484	October 1, 2020	October 15, 2020
7.875% Series C Cumulative Redeemable Preferred Stock	$0.492	October 1, 2020	October 15, 2020
Fixed-to-Floating Rate Preferred Stock
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$0.500	October 1, 2020	October 15, 2020
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$0.492	October 1, 2020	October 15, 2020

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

For example, we hold RMBS and loans, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our RMBS or loans because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the RMBS or loan. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of September 30, 2020 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(10,868)
+100	$(960)
-100	$(760)

Interest rate changes may also impact our net book value as our assets and related hedge derivatives, if any are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline.

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

Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. The primary liquidity risk we face arises from financing long-maturity assets with shorter-term financings. We recognize the need to have funds available to operate our business. We manage and forecast our liquidity needs and sources daily to ensure that we have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

We are subject to “margin call” risk under nearly all of our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all.

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
Derivative financial instruments are also subject to “margin call” risk. For example, under the interest rate swaps we have utilized, typically we would pay a fixed rate to the counterparties while they would pay us a floating rate. If interest rates drop below the fixed rate we pay on an interest rate swap, we may be required to post cash margin. Given current market volatility and historically low interest rates, we do not currently have any interest rate swaps in place.

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

We mitigate prepayment risk by constantly evaluating our residential mortgage assets relative to prepayment speeds observed for assets with similar structures, quantities and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk. Given the combination of low interest rates, government stimulus, high unemployment and other disruptions related to COVID-19, it has become more difficult to predict prepayment levels for the securities in our portfolio.

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

We seek to manage credit risk through our pre-acquisition or pre-funding due diligence process, and by factoring projected credit losses into the purchase price we pay or loan terms we negotiate for all of our credit sensitive assets. In general, we evaluate relative valuation, supply and demand trends, prepayment rates, delinquency and default rates, vintage of collateral and macroeconomic factors as part of this process. Nevertheless, these procedures provide no assurance that we will not experience unanticipated credit losses which would materially affect our operating results.

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended September 30, 2020, we expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q and "Part II - Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers or operating partners.

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

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic created unprecedented illiquidity and volatility in the financial markets. As a result, our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of September 30, 2020 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2020, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(118,890)	2.1
+100	$(60,480)	1.5
Base		2.6
-100	$54,018	2.6

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to these tumultuous market conditions, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have subsided somewhat during the quarter ended September 30, 2020, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	November 6, 2020	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)