Form 10-K
period 2020-12-31
NEW YORK MORTGAGE TRUST INC
filed 2021-02-26
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☐ Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 (the last day of the registrant’s most recently completed second fiscal quarter) was $979,459,234 based on the closing sale price on the NASDAQ Global Select Market on June 30, 2020.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on January 31, 2021 was 379,460,638.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1. Portions of the Registrant's Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders scheduled for June 2021 to be filed with the Securities and Exchange Commission by no later than April 30, 2021.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

PART I
Item 1. BUSINESS

Certain Defined Terms

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and we refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

•“ABS” refers to debt and/or equity tranches of securitizations backed by various asset classes including, but not limited to, automobiles, aircraft, credit cards, equipment, franchises, recreational vehicles and student loans;

•“Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS;

•“Agency CMBS” refers to CMBS representing interests or obligations backed by pools of mortgage loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

•“Agency fixed-rate RMBS” refers to Agency RMBS comprised of fixed-rate RMBS;

•“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae;

•"Agency securities" refers to Agency RMBS and/or Agency CMBS;

•“ARMs” refers to adjustable-rate residential loans;

•“business purpose loans” refers to short-term loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit;

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate in our financial statements in accordance with GAAP;

•“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities issued by a GSE, as well as PO, IO, or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” owned the first loss POs and certain IOs and certain senior or mezzanine securities that we consolidated in our financial statements in accordance with GAAP prior to disposition;

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

•“RMBS” refers to residential mortgage-backed securities backed by adjustable-rate, hybrid adjustable-rate, or fixed-rate residential loans;

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

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time, with a current focus on assets that may benefit from active management in a prolonged low interest rate environment. Our targeted investments currently include (i) residential loans, second mortgages and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, as well as joint venture equity investments in multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

In recent years, we have sought to internalize and expand our investment management platform through the addition of multiple teams of investment professionals with expertise in our targeted assets. This includes the acquisition in 2016 of the external manager for our structured multi-family property investments and the addition of investment professionals in 2018 and 2019, which expanded our capabilities in self managing, sourcing and creating single-family credit assets. We believe that these steps have strengthened our ability to identify and secure attractive investment opportunities.

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

Impacts on Business from COVID-19

The novel coronavirus (“COVID-19”) pandemic materially adversely impacted our business beginning in mid-march 2020, has contributed to significant volatility in global financial and credit markets and continues to adversely impact the U.S. and world economies. See “Executive Summary” and “Key Highlights – Year Ended December 31, 2020” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Our Investment Strategy

Our strategy is to construct a portfolio of mortgage-related single-family and multi-family residential assets that include elements of credit risk and interest rate risk. We have sought over the past 10 years, and intend to continue, to focus on expanding our portfolio of “single-family and multi-family credit” assets, which we believe will deliver more attractive risk-adjusted returns over time. We define credit assets as (i) residential loans, second mortgages, and business purpose loans, (ii) non-Agency RMBS, (iii) structured multi-family property investments and joint venture equity investments in multi-family properties and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest margin. We also owned and managed a leveraged portfolio of Agency securities primarily comprised of Agency fixed-rate RMBS, Agency ARMs, and Agency CMBS prior to our disposition of this portfolio in March 2020 in response to the significant market disruption associated with the COVID-19 pandemic. Although we have re-entered the Agency RMBS market and again manage a modest portfolio of Agency RMBS, in light of the current market and financing conditions, we presently are more inclined to pursue credit assets that benefit from active management and less inclined to allocate a significant percentage of our capital to a levered bond strategy associated with Agency securities. Finally, since our inception in 2003, we have benefitted from being able to flexibly move in and out of new niche investment opportunities as market conditions permit. As a result, we may pursue opportunistic acquisitions of other types of assets not described above that meet our investment criteria.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk, prepayment risk, hedging risk, interest rate risk, fair value risk and/or liquidity risk related to the asset or the underlying collateral, the composition of our investment portfolio, REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market conditions. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in assets that meet our underwriting and return requirements. Consistent with our strategy to produce returns through a combination of net interest margin and capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives. For example, starting in the second quarter of 2020 and continuing to the present, we sold certain non-Agency RMBS and mezzanine CMBS as we concluded that the potential return on reinvestment exceeded the potential non-levered return on these securities going forward.

Our investment strategy does not, subject to our investment guidelines, continued compliance with applicable REIT tax requirements and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, limit the amount of our capital that may be invested in any of these investments or in any particular class or type of assets. Thus, our future investments may include asset types different from the targeted or other assets described in this Annual Report on Form 10-K. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2020, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investment Portfolio

Our portfolio is substantially comprised of investments in two asset categories: single-family and multi-family residential investments.

Single-Family Investments

We generally seek to acquire pools of single-family residential loans from select mortgage loan originators and secondary market institutions. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions. Set forth below is a description of the investments that substantially comprise our single-family investment portfolio.

Residential Loans. Our portfolio of residential loans consist of (i) seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties, which were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with downside protection while we work to rehabilitate these loans to performing status, (ii) performing residential mortgage loans that consist of GSE-eligible mortgage loans, non-QM loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines, (iii) short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the property for a profit and (iv) second mortgages that had combined loan-to-value ratios of 95% at origination and predominantly met our underwriting guidelines.

Investments in Non-Agency RMBS. Our non-Agency RMBS are collateralized by residential credit assets. The non-Agency RMBS in our investment portfolio may consist of the senior, mezzanine or subordinated tranches in the securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In light of market and financing conditions, starting in the second quarter of 2020 and continuing to the present, we have elected to monetize the price recovery in a selection of these assets and are less inclined to build a levered position in these securities at this time.

Investments in Agency RMBS. We historically have owned and managed a leveraged Agency RMBS portfolio comprised of Agency fixed-rate RMBS and Agency ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Agency fixed-rate RMBS have been primarily backed by 15-year and 30-year residential fixed-rate mortgage loans, while the Agency ARMs have primarily included interest reset periods up to 120 months. In managing our portfolio of Agency RMBS, we historically employ leverage through the use of repurchase agreements to generate risk-adjusted returns. In an effort to manage the Company’s portfolio through the significant disruption in the financial markets in March 2020 and to improve its liquidity, the Company liquidated its Agency RMBS portfolio. However, even prior to March 2020, the Company’s relative allocation to Agency Securities had declined in recent years as the opportunity in Agency RMBS became less compelling relative to other strategies of focus. As we have in the past, we may use Agency securities as an incubator to redeploy capital into credit assets. At this time, while we currently own Agency RMBS, we do not expect investment in Agency securities to comprise a significant part of our investment portfolio allocation.

Multi-Family Investments

We first began investing in multi-family credit assets in 2011. We seek to position our multi-family credit investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States, although our preferred and joint venture equity and mezzanine loan investments tend to be concentrated primarily in the southern and southeastern United States as these regions currently tend to benefit from growing demand. In general terms, we expect that our multi-family credit investments will principally be in the form of preferred and joint venture equity investments in, and mezzanine loans to, owners of multi-family apartment properties, as well as multi-family CMBS.

With respect to our preferred and joint venture equity and mezzanine loan investments where we participate as a capital partner, we generally pursue multi-family properties with unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that will lead to net cash flow growth and capital gains and which may benefit from the expertise of our asset management team. Generally, we target investments in multi-family properties that are or have been:

•located in a particularly dynamic submarket with strong prospects for rental growth;

•located in smaller markets that are underserved and more attractively priced;

•poorly managed by the previous owner, creating an opportunity for overall net income growth through better management practices;

•undercapitalized and may benefit from an investment in physical improvements; or

•highly stable and are suitably positioned to support high-yield preferred equity or mezzanine debt within their capital structure.

As a capital partner, we generally seek experienced property-level operators or real estate entrepreneurs who have the ability to identify and manage strong investment opportunities. We generally require our operating partners to maintain a material investment in every multi-family property in which we make a preferred or joint venture equity investment or provide mezzanine financing.

Preferred Equity. We currently own, and expect to originate in the future, preferred equity investments in entities that directly or indirectly own multi-family properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first-mortgage loan on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Our preferred equity investment may also have minimum profit hurdles or other mechanisms to protect and enhance returns in the event of early repayment. Preferred equity typically has loan-to-value ratios of 60% to 90% when combined with the first-mortgage loan amount. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the first-mortgage loan on the property, and we expect to hold these investments until the mandatory redemption date.

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

Joint Venture Equity. We have in the past made, and expect to make in the future, joint venture equity investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pari passu basis between us and the other operating partners. Typically we provide between 75% and 90% of the total equity capital for the joint venture, with our operating partner providing the balance of the equity capital. We may also participate in these property investments as a general partner or co-general partner, which may provide us with the ability to earn a promote upon disposition of the asset.

Multi-Family CMBS. Our portfolio of multi-family CMBS has been comprised of (i) first loss PO securities issued by certain multi-family loan K-series securitizations sponsored by Freddie Mac and (ii) certain IOs and/or mezzanine securities issued by these securitizations, although currently we only own IO and mezzanine securities. Prior to March 2020, our investments in first loss POs were a significant contributor to our earnings. In response to the significant disruption in the financial markets in March 2020 associated with the COVID-19 pandemic, we sold our portfolio of first loss POs and have not re-entered the market for first loss POs since that time. However, should market and financing opportunities re-emerge making this asset class attractive again, we may again pursue these investments. Our investments in these privately placed first loss POs generally represented 7.5% of the overall securitization which typically initially totals approximately $1.0 billion in multi-family residential loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Our first loss POs were typically backed by fixed-rate balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is ten to fifteen years from the date the underlying mortgage loans are originated. Moreover, each first loss PO of multi-family CMBS in our portfolio was typically the most junior of securities issued by the securitization, meaning it would absorb all losses in the securitization prior to other more senior securities being exposed to loss. As a result, prior to the purchase of these securities, we typically complete a credit analysis and due diligence. In addition, as the owner of the first loss PO, the Company had the right to participate in the workout of any distressed property in the securitization. We believe this right provided the Company with an opportunity to mitigate or reduce any possible loss associated with the distressed property. The IOs that we own represent a strip off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We also invest in and own the mezzanine tranche of multi-family CMBS that sit below the more senior CMBS in terms of priority. Our investment in these mezzanine securities may involve the use of some form of leverage in order to generate attractive risk-adjusted returns on these securities, although we currently are not leveraging these securities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been generally underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, these securities are not guaranteed by Freddie Mac.

Investments in Agency CMBS. We have also invested in Agency CMBS, primarily comprised of senior securities issued by certain multi-family loan K-series securitizations sponsored and guaranteed by Freddie Mac. In an effort to manage the Company’s portfolio through the significant disruption in the financial markets in March 2020 and to improve its liquidity, the Company liquidated its Agency CMBS portfolio.

Other Investments

We may also acquire investments that are structured with terms that reflect a combination of the investment structures described above. We also may invest, from time to time, based on market conditions, in other multi-family investments, structured investments in other property categories, equity and debt securities issued by entities that invest in residential and commercial real estate or in other mortgage-, and real estate- and credit-related assets that enable us to qualify or maintain our qualification as a REIT or otherwise.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we have in the past relied primarily on a combination of short-term and longer-term repurchase agreements and structured financings, including CDOs, long-term subordinated debt, and convertible notes. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets during March 2020, looking forward, we expect to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. We still expect to utilize some level of repurchase agreement financing as we do currently, but expect repurchase agreement financing, particularly short-term agreements to represent a smaller percentage of our financing relative to historic levels and/or to utilize facilities where the terms provide for less liquidity and financing risk. While longer-termed financings may involve greater expense relative to repurchase agreement funding that exposes us to mark-to-market risks, we believe, over time, this weighting towards longer-termed financings may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020. To this end, we have completed three non-recourse securitizations and two non-mark-to-market repurchase agreement financings with new and existing counterparties since the first quarter of 2020. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, we target maximum leverage ratios for each eligible investment, 8 to 1 in the case of our more liquid Agency securities, and 2 to 1 in the case of our more illiquid assets, such as our non-Agency RMBS and mezzanine CMBS. Based on our current portfolio composition and market conditions, our target total debt leverage ratio is approximately 1 to 1.5 times. This target may be adjusted depending on the composition of our overall portfolio and market conditions.

As of December 31, 2020, our total debt leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 0.3 to 1. Our total debt leverage ratio does not include debt associated with the CDOs or other non-recourse debt, for which we have no obligation. Our portfolio leverage ratio, which represents our outstanding repurchase agreements divided by our total stockholders' equity, was approximately 0.2 to 1 as of December 31, 2020. We monitor all at-risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

With respect to our investments in credit assets that are not financed by short-term repurchase agreements, such as residential loans, we finance our investment in these assets through longer-term borrowings and working capital. Our financings may include longer-term structured debt financing, such as longer-term repurchase agreement financing with terms of up to 24 months and non-mark-to-market repurchase agreement financing and CDOs where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing.  We issue CDOs for the primary purpose of obtaining longer-term non-recourse financing on these assets.

Pursuant to the terms of any longer-term debt financings we utilize, our ability to access the cash flows generated by the assets serving as collateral for these borrowings may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. As part of our longer-term master repurchase agreements that finance certain of our credit assets, such as residential loans, we have provided a guarantee with respect to certain terms of some of these longer-term borrowings incurred by certain of our subsidiaries and we may provide similar guarantees in connection with future financings.

The repurchase agreements we have historically used to fund the purchase of residential loans and investment securities typically have terms ranging from 30 days to 12 months and bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short-term market interest rate used to determine short term loan rates. We currently have no outstanding repurchase agreements that finance our investment securities. In most cases under repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged. As noted above, we have recently entered into two repurchase agreements that are not subject to margin calls upon changes in market value of the pledged collateral.

For more information regarding our outstanding financing instruments at December 31, 2020, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

We may use interest rate swaps to hedge any variable cash flows associated with our borrowings. We typically pay a fixed rate and receive a floating rate based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps and currently do not have any hedges in place.    We may use TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency investment strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk.
In connection with our hedging strategy, we utilize a model-based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market scenarios, such as shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets and liabilities. However, given the uncertainties related to prepayment rates, it is not possible to perfectly lock-in a spread between the earnings asset yield and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios, we believe that we can mitigate a significant amount of both value and earnings volatility.

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

Human Capital

As of December 31, 2020, we have 56 full-time employees and one part-time employee located in offices in New York, New York, Charlotte, North Carolina and Woodland Hills, California. Our employees are comprised of accountants, investment portfolio and finance professionals, asset management and servicing professionals, analysts, administrative staff and the corporate management team. We believe that our employees are our greatest asset and recognize that our achievements and growth as a business are made possible by the recruitment, hiring, training, development and retention of our dedicated employees. As part of our ongoing business, we evaluate and modify our internal processes to improve employee engagement, productivity and efficiency, which benefits our operations. Moreover, our employees are offered regular opportunities to participate in professional development programs and opportunities that may improve employee engagement, effectiveness and well-being.

We endeavor to maintain workplaces that are inclusive and free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct in this regard. We also strive to have a workforce that reflects the diversity of qualified talent that is available in the markets in which our offices are located. As of December 31, 2020, women comprise 26% of our total workforce, while 35% of our employees self-identify as being ethnically diverse. In addition, 50% of our named executive officers are diverse based on gender or ethnicity and 43% of our Board of Directors is diverse based on gender, race or ethnicity. We also recognize the importance of experienced leadership. As of December 31, 2020, the average tenure for our team of executive officers was eleven years.

We are committed to maintaining a healthy environment for our employees and continually assess and strive to enhance employee satisfaction and engagement. Among our engagement efforts, we conduct regular company-wide meetings where we update our full workforce on recent accomplishments and key initiatives, we regularly participate in various employee engagement surveys, participate in community fundraising for illness awareness and we sponsor various team building activities.

We also strive to provide pay, benefits and services that help meet the varying needs of our employees. Our general total compensatory packages include market-competitive pay, performance-based annual bonus compensation paid frequently in a combination of cash and stock, time- and performance-based long-term incentive compensation for key employees, healthcare, paid time off, and family leave. In addition, we pride ourselves on understanding and offering our employees great flexibility to meet their personal and family needs and believe that by supporting, recognizing, developing and investing in our employees, we are able to attract and retain a highly qualified and talented workforce.

Fostering Company Culture and Providing Support to Employees During COVID-19 Pandemic. In accordance with local and state government guidance and social distancing recommendations, almost all of our employees have worked remotely since March 2020. To protect and foster our corporate culture during the COVID-19 pandemic, we regularly schedule virtual company-wide meetings and host virtual team building activities.

Governmental Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws, rules and regulations and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate lending activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set refinancing, loan modification, servicing, collection, foreclosure, repossession, eviction and claims-handling procedures and other trade practices. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. Although we do not originate or directly service residential loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential loans, including, among others, rules promulgated under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), and the Gramm-Leach-Bliley Financial Modernization Act of 1999. Finally, we intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes, rules and regulations have not had a material adverse effect on our business, although we do incur significant ongoing costs to comply with them. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. Moreover, the results of the 2020 U.S. presidential and congressional elections could impact the regulatory environment for our business going forward. While we expect that additional new legislative and regulatory reforms in these areas will be adopted and existing legislation and regulations may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Corporate Offices

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “could,” “would,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

• increased rates of default or delinquency and/or decreased recovery rates on our assets;

• our ability to identify and acquire our targeted assets, including assets in our investment pipeline;

• changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;

• our ability to predict and control costs;

• changes in laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the COVID-19 pandemic;

• our ability to make distributions to our stockholders in the future;

• our ability to maintain our qualification as a REIT for federal tax purposes;

• our ability to maintain our exemption from registration under the Investment Company Act of 1940;

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

These and other risks, uncertainties and factors, including the risk factors described herein, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our securities.

COVID-19 Pandemic-Related Risks
•The market and economic disruptions caused by COVID-19 may continue to negatively impact our business.
•We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for majority of our investments

Risks Related to Our Business
•Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability.
•We may experience losses if we inaccurately estimate the loss-adjusted yields of our investments in credit sensitive assets.
•Interest rate increases may decrease the availability of certain of our targeted assets.
•Interest rate mismatches between the interest-earning assets held in our investment portfolio and the borrowings used to fund the purchases of those assets may reduce our net income or result in a loss during periods of changing interest rates.
•Changes in prepayment rates may adversely affect the performance of our assets.
•Our portfolio of assets may at times be concentrated in certain asset types or secured by properties concentrated in a limited number of real estate sectors or geographic areas, which increases our exposure to economic downturns and risks associated with the real estate and lending industries in general.
•Our investments include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and residential loans that have greater risk of loss than other investments.
•The failure of third-party service providers to perform a variety of services on which we rely may adversely impact our business and financial results.
•If we sell or transfer any whole loans to a third party, including a securitization entity, we may be required to repurchase such loans or indemnify such third party if we breach representations and warranties.
•Our preferred equity and mezzanine loan investments involve greater risks of loss than more senior loans secured by income-producing properties.
•Our investments in multi-family and other commercial properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.
•Demand for multi-family properties generally impacts our revenues, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified portfolio.
•Our operating partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders.
•Our real estate and real estate-related assets are subject to risks particular to real property.
•Due diligence as a part of our acquisition or underwriting process may be limited, may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to material losses.
•The use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.
•Our investments in residential loans are difficult to value and are dependent upon the borrower’s ability to service or refinance their debt.
•Competition may prevent us from acquiring assets on favorable terms or at all.
•System failures and other operational disruptions in our information and communications systems and those of our third party service providers could significantly disrupt our business.
•Cyber-incidents could negatively impact our business by causing a disruption to our or our third party service providers’ operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation.

Risks Related to Debt Financing and Our Use of Hedging Strategies
•Our access to financing sources may not be available on favorable terms or at all.
•We may incur increased borrowing costs related to repurchase agreements and that would adversely affect our profitability.
•The repurchase agreements that we use to finance our investments may require us to provide additional collateral, which could reduce our liquidity and harm our financial condition.

•We leverage our equity, which can exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.
•If we are unable to leverage our equity to the extent we currently anticipate, the returns on certain of our assets could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.
•We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.
•If a counterparty to our repurchase transactions defaults on its obligation to resell the pledged assets back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we may incur losses.
•Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.
•Hedging against interest rate and market value changes as well as other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Risks Associated With Adverse Developments in the Mortgage, Real Estate, Credit and Financial Markets Generally
•Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally may cause us to experience losses in the future.
•The downgrade, or perceived potential downgrade, of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.
•Changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
•Uncertainty regarding the London interbank offered rate (“LIBOR”) may adversely impact our borrowings and assets.
•We cannot predict the effect that government policies, laws and interventions adopted in response to the COVID-19 pandemic or the impact that future changes in the U.S. political environment, governmental policy or regulation will have on our business and the markets in which we operate.

Risks Related To Our Organization, Our Structure and Other Risks
•We may change our investment, financing, or hedging strategies and asset allocation and operational and management policies without stockholder consent.
•Maintenance of our Investment Company Act exemption imposes limits on our operations.
•Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.
•We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
•Our business is subject to extensive regulation.
•Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control which could have an adverse effect on the value of our securities.
•The stock ownership limit imposed by our charter may inhibit market activity in our common stock and may restrict our business combination opportunities.

Tax Risks
•Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.
•REIT distribution requirements could adversely affect our liquidity.
•Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.
•Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments and may limit our ability to hedge effectively.
•The failure of certain investments subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.
•We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans.
•We may incur a significant tax liability as a result of selling assets that might be subject to the prohibited transactions tax if sold directly by us.
•We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

Set forth below are the risks that we believe are material to stockholders and prospective investors. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business. The risks discussed herein can materially adversely affect our business, liquidity, operating results, prospects, financial condition and ability to make distributions to our stockholders, and may cause the market price of our securities to decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may materially adversely affect our business, liquidity, operating results, prospects, financial condition and ability to make distributions to our stockholders.

COVID-19 Pandemic-Related Risks

The market and economic disruptions caused by COVID-19 have negatively impacted our business and may continue to do so.

The “COVID-19” pandemic continues to disrupt the U.S. and global economies and has caused significant volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Moreover, the COVID-19 outbreak and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant volatility in liquidity markets and the fair value of many assets, including those in which we invest. The market and economic disruptions caused by COVID-19 materially adversely impacted our business and may do so again in the future.

During March and April 2020, markets for mortgage-backed securities (“MBS”) and other credit-related assets experienced significant volatility, widening credit spreads and sharp declines in liquidity, which materially adversely impacted our investment portfolio. A significant portion of our investment securities portfolio and residential loan portfolio was previously pledged as collateral under daily mark-to-market repurchase agreements. Fluctuations in the value of our portfolio of MBS and whole loans, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our MBS portfolio in 2020, for which we recorded significant realized losses.

In addition, as a result of the disruptions in the financial markets caused by the ongoing COVID-19 pandemic, we recorded a significant amount of unrealized losses during 2020 due to declines in the fair value of many of our assets. In light of the economic environment related to the COVID-19 outbreak, the market for mortgage-related, residential housing-related and credit-related assets may continue to experience significant volatility, illiquidity and dislocations that may result in our recording additional realized and unrealized losses and/or experiencing additional margin calls or financial distress in the future, which may adversely affect our result of operations, financial condition, liquidity and ability to make distributions to our stockholders.

We expect the economic and market disruptions caused by COVID-19 will continue to adversely impact the financial condition of our operating partners and the borrowers of our loans and the loans that underlie our investment securities and limit our ability to grow our business.

We are subject to risks related to residential loans, commercial loans, preferred equity investments in and mezzanine loans to owners of multi-family properties and certain consumer loans that back our ABS. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will continue to adversely impact the financial condition of our operating partners in which we have made an investment or to whom we have provided a mezzanine loan, and the borrowers of our residential loans and the loans that underlie our RMBS, CMBS and ABS investments. As a result, we anticipate that the number of operating partners and borrowers who become delinquent or default on their financial obligations may increase significantly, and we have already worked with certain of our operating partners and borrowers who have sought to defer the payment of principal and/or interest or other payments on certain of our loans and investments. When a residential loan is delinquent, or in default, forbearance or foreclosure, we may be required to advance payments for taxes and insurance associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. Such increased levels of payment delinquencies, defaults, foreclosures, forbearance arrangements or losses would adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders, and any such impact may be material. Moreover, a number of states have implemented temporary moratoriums on the ability of lenders to initiate foreclosures, which could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower or operating partner in the event of a default or failure to meet its financial obligations to us.

Delinquencies, defaults and requests for forbearance arrangements have risen as savings, incomes and revenues of borrowers, operating partners and other businesses were impacted by the slow-down in economic activity caused by the COVID-19 pandemic. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets and our ability to originate and acquire our targeted assets, which would materially and adversely affect us. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the fair value of our assets and may also reduce the level of new mortgage and other residential real estate-related investment opportunities available to us, which would adversely affect our ability to grow our business and fully execute our investment strategy, could decrease our earnings and liquidity, and may expose us to further margin calls.

Market disruptions caused by COVID-19 may make it more difficult for the loan servicers we rely on to perform a variety of services for us, which may adversely impact our business and financial results.

In connection with our business of acquiring and holding residential loans and investing in CMBS, non-Agency RMBS and ABS, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the loans underlying our CMBS, non-Agency RMBS and ABS to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as forbearance, workouts, modifications, foreclosures, short sales and sales of foreclosed property. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of the borrowers of our residential loans and the loans that underlie our RMBS, CMBS and ABS investments. As a result, we anticipate that the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses are reinstated in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential loans and the loans that underlie our RMBS, CMBS and ABS or if any such servicer experiences financial distress.

We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for majority of our investments

We have elected the fair value option accounting model for majority of our investments. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results.(For example, we experienced such volatility particularly during the first quarter of 2020, at the height of the COVID-19-related market dislocations). There can be no assurance that such volatility in periodic financial results will not occur during 2021 or in future periods.

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

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio. A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of investment securities available for sale where the Company elected the fair value option and residential loans at fair value will be reflected in earnings and changes in the market values of investment securities available for sale where the Company did not elect fair value option will be reflected in stockholders’ equity. As a result, a decline in market values of assets in our investment portfolio may reduce the book value of our assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of our interest-bearing assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan, which would reduce our liquidity and limit our ability to leverage our assets. In addition, if we are, or anticipate being, unable to post the additional collateral, we may have to sell the assets at a time when we might not otherwise choose to do so. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate or make more difficult our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders. Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur losses.

The market values of our investments may also decline without any general change in interest rates for a number of reasons, such as increases in defaults, actual or perceived increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, a reduction in the liquidity of the assets and markets generally and widening of credit spreads, adverse legislation or regulatory developments and adverse global, national, regional and local geopolitical conditions and developments including those relating to pandemics and other health crises and natural disasters, such as the COVID-19 pandemic. If the market values of our investments were to decline for any reason, the value of your investment could also decline.

Our efforts to manage credit risks may fail.

As of December 31, 2020, approximately 95.6% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, or they may not be cost effective. Our underwriting process and due diligence efforts may not be effective. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

The value of the properties collateralizing or underlying the loans, securities or interests we own may decline. The frequency of default and the loss severity on our assets upon default may be greater than we anticipate. Credit sensitive assets that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans or other investments becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

In addition, a portion of the RMBS and residential loans we invest in may be comprised of ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on the Agency ARMs or residential loans comprised of ARMs in our portfolio. This problem is magnified for securities backed by, or residential loans comprised of ARMs and hybrid ARMs that are not fully indexed. Further, certain securities backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs, may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on Agency ARMs backed by, or residential mortgage loans comprised of ARMs and hybrid ARMs, may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

A significant portion of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, certain of our borrowings provide for a payment reset period of 30 days. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will not be sufficient to match the cost of all our liabilities against all of our investments and we are presently not employing any hedging instruments. In the event we experience unexpectedly high or low prepayment rates on the assets in our portfolio, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on the residential loans we own and those that underlie our RMBS is difficult to predict and is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans.

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

Some of the commercial real estate investments and loans we may originate or that underlie our CMBS may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower or operating partner to extend the term of the loan or instrument beyond the originally scheduled maturity. Because the decision to prepay or extend such a commercial loan or instrument is typically controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

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

As of December 31, 2020, approximately 11.3% of our total investment portfolio represents direct or indirect investments in multi-family properties. Our direct and indirect investments in multifamily properties are subject to the ability of the property owner to generate net income from operating the property, which is impacted by numerous factors. See “˗Our direct and indirect investments in multi-family and other commercial properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.” To the extent any of these factors materially adversely impact the multi-family property sector or the geographic regions in which we invest, the market values of our multi-family assets and our business, financial condition and results of operations may be materially adversely affected.

Similarly, as of December 31, 2020, approximately 74.6% of our total investment portfolio is comprised of residential loans and non-Agency RMBS. Moreover, as of December 31, 2020, significant portions of the properties that secure our residential loans, including loans that secure Consolidated SLST, are concentrated in California, Florida, Texas and New York, among other states. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns relating generally to such region, type of borrower, asset or sector may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders.

Our investments include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.

Our investments include subordinated tranches of CMBS, RMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of multi-family or other commercial mortgage loans, residential mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with liquid investment, as was the case with certain asset classes in March 2020 during the market disruption caused by the COVID-19 pandemic. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2020, our portfolio included approximately $465.2 million of subordinated non-Agency RMBS, including $184.0 million of first loss securities, and $43.2 million of first loss ABS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.

Residential loans are subject to increased risks relative to Agency RMBS.

We acquire and manage residential loans, including performing, re-performing and non-performing loans and loans that may not meet or conform to the underwriting standards of any GSE. Residential loans are subject to increased risks of loss. Unlike Agency RMBS, the residential loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior securities of RMBS. A residential loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Many of the loans we own or seek to acquire have been purchased by us at a discount to par value. These residential loans sell at a discount because they may constitute riskier investments than those selling at or above par value. The residential loans we invest in may be distressed or purchased at a discount because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan, because the loan may otherwise contain credit quality that is considered to be poor, because of errors by the originator in the loan origination underwriting process or because the loan documentation fails to meet certain standards. In addition, non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Although we typically expect to receive less than the principal amount or face value of the residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn, such as the one caused by the COVID-19 pandemic, would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.

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

Finally, residential loans are also subject to "special hazard" risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be asserted against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

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

Mortgage servicers and other service providers, such as our trustees, bond insurance providers, due diligence vendors, and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. For example, any loan modification legislation or regulatory action currently in effect or enacted in the future may incentivize mortgage loan servicers to pursue such loan modifications and other actions that may not be in the best interests of the beneficial owners of the mortgage loans. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.

In the ordinary course of business, our loan servicers and other service providers are subject to numerous legal requirements and proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their reputation, business, liquidity, financial position and results of operations. Residential mortgage servicers, in particular, have experienced heightened regulatory scrutiny and enforcement actions, and our mortgage servicers could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. Regardless of the merits of any such claim, proceeding or inquiry, defending any such claims, proceedings or inquiries may be time consuming and costly and may divert the mortgage servicer’s resources, time and attention from servicing our mortgage loans or related assets and performing as expected. In addition, it is possible that regulators or other governmental entities or parties impacted by the actions of our mortgage servicers could seek enforcement or legal actions against us, as the beneficial owner of the loans or other assets, and responding to such claims, and any related losses, could negatively impact our business. Moreover, if such actions or claims are levied against us, we could also suffer reputational damage and lenders and other counterparties could cease wanting to do business with us, any of which could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

Any costs or delays involved in the completion of a foreclosure or liquidation of the underlying property of the residential loans we own may further reduce proceeds from the property and may increase our loss.

We may find it necessary or desirable from time to time to foreclose on some, if not many, of the residential mortgage loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the residential loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition and ability to make distributions to our stockholders.

If we sell or transfer any residential loans to a third party, including a securitization entity, we may be required to repurchase such loans or indemnify such third party if we breach representations and warranties.

When we sell or transfer any residential loans to a third party, including a securitization entity, we generally are required to make customary representations and warranties about such loans to the third party. Our residential loan sale agreements and the terms of any securitizations into which we sell or transfer loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or securitization. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a loan. The remedies available to a purchaser of residential loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans could be worth less than the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our investments in multi-family or other commercial properties are subject to risks of delinquency, default and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of a single-family residential property. The ability of a borrower to repay a loan or obligation secured by, or an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, on a timely basis or at all, or our ability to receive adequate returns on our investment, may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•tenant mix;

•success of tenant businesses;

•the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;

•property location, condition, and design;

•competition, including new construction of competitive properties;

•a surge in homeownership rates;

•changes in laws that increase operating expenses or limit rents that may be charged;

•changes in specific industry segments, including the labor, credit and securitization markets;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•increases in interest rates, real estate tax rates, energy costs and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•the risks particular to real property, including those described in “-Our real estate assets are subject to risks particular to real property.”

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

We have entered into, and in the future may make mezzanine loans to or preferred or joint venture equity investments in owners of multi-family properties, who we consider to be our operating partners with respect to the acquisition, improvement or financing of the underlying properties, as the case may be. We may also make investments in properties through operating agreements, partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•that our operating partners may share certain approval rights over major decisions;

•that our operating partners may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•that we may enter into agreements that limit our ability to dispose of or refinance properties on a timely basis without financial penalty or at all;

•the possibility that our operating partner in a property might become insolvent or bankrupt;

•the possibility that we may incur liabilities as a result of an action taken by one of our operating partners;

•that one of our operating partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•disputes between us and our operating partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business, which may subject the properties owned by the applicable joint venture to additional risk;

•under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture; or

•that we will rely on our operating partners to provide us with accurate financial information regarding the performance of the properties underlying our preferred equity, mezzanine loan and joint venture investments on a timely basis to enable us to satisfy our annual, quarterly and periodic reporting obligations under the Exchange Act and our operating partners and the entities in which we invest may have inadequate internal controls or procedures that could cause us to fail to meet our reporting obligations and other requirements under the federal securities laws.

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

We own assets secured by real estate and to a lesser extent real estate assets, and may in the future acquire more of these assets, either through direct or indirect investments or upon a default of loans. Real estate assets are subject to various risks, including:

•acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001, social unrest and civil disturbances;

•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics and health crises, such as the recent outbreak of COVID-19;

•changes in governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•adverse developments or conditions resulting from or associated with climate change.

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

As part of our acquisition or underwriting process for certain assets, including, without limitation, residential loans, direct and indirect multi-family property investments, CMBS, non-Agency RMBS, ABS or other mortgage-, residential housing- or other credit-related assets, we may conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset, or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, the materials provided to us or that we review will be accurate and complete or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.

A portion of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, certain of our assets may be securitized and are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Moreover, because many of our assets are subordinated to more senior securities or loans, any potential buyer of those assets may request to conduct due diligence on those assets, which may delay the sale or transfer of those assets. The illiquidity of certain of our assets may make it difficult for us to sell such assets on a timely basis or at all if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets, as was the case in March 2020 when the COVID-19 pandemic caused significant turmoil in our markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations and financial condition.

The use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, models may be used to evaluate, depending on the asset class, house price appreciation and depreciation by county or region, prepayment speeds and frequency, cost and timing of foreclosures, as well as other factors. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may buy certain assets at prices that are too high, sell certain assets at prices that are too low or miss favorable opportunities altogether, which could have a material adverse impact on our business and growth prospects.

Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While the determination of the fair value of our investment assets generally takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets are materially higher than could actually be realized in the market.

Our investments in residential loans are difficult to value and are dependent upon the borrower’s ability to service or refinance their debt. The inability of the borrower to do so could materially and adversely affect our liquidity and results of operations.

The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs) and non-performing loans (or NPLs). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If loans become REO, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them.

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, many mortgage lenders have adjusted their loan programs and underwriting standards, which has reduced the availability of mortgage credit to prospective borrowers. This has resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. In addition, the value of some borrowers’ homes may have declined below the amount of the mortgage loans on such homes resulting in higher loan-to-value ratios, which has left the borrowers with insufficient equity in their homes to permit them to refinance. To the extent prevailing mortgage interest rates rise from their current low levels, these risks would be exacerbated. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

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

Our business is highly dependent on communications and information systems. For example, we rely on our proprietary database to track and manage the residential loans in our portfolio. Any failure or interruption in the availability and functionality of our systems or those of our third party service providers and other operational disruptions could cause delays or other problems in our trading, investment, financing, hedging and other operating activities which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Risks Related to Debt Financing and Our Use of Hedging Strategies

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations, meet financial obligations, and finance asset acquisitions. However, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including during the past year as a result of the ongoing COVID-19 pandemic, that has generally negatively impacted the availability of credit from time-to-time. Continued volatility or disruption in the credit or finance markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, to increase the costs of that financing or make the terms less attractive, or to become insolvent.

Although we finance some of our assets with longer-term financing, we have also historically relied on access to short-term borrowings in the form of repurchase agreements to finance our investments. Because our repurchase agreements typically have terms of one year or less our repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced during the height of the March 2020 market disruption. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

Finally, securitizations have been limited in the recent past. A prolonged decline in securitization activity may limit borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Moreover, other forms of longer-term financing have historically been difficult for mortgage REITs to access or contain less favorable terms. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•the movement of interest rates;

•the availability of financing in the market; and

•the value and liquidity of our mortgage-related assets.

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

We use repurchase agreements to finance a portion of our investments. In certain cases, these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. In these cases, a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times or prices and terminate our ability to borrow. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, late in the first quarter of 2020, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties, resulting in us having to pay cash and securities to satisfy margin calls that were well beyond historical norms. Events of this type, were they to occur again in the future, could have a material adverse impact on our liquidity and could lead to significant losses. This could result in significant losses, a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

We leverage our equity, which can exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We leverage our equity through borrowings, generally through the use of repurchase agreements, longer-term structured debt, such as CDOs and other forms of secured debt, or corporate-level debt, such as convertible notes. We may, in the future, utilize other forms of borrowing. The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments will reduce the net income available for distribution to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. Although we have established target leverage amounts for many of our assets, there is no established limitation, other than as may be required by our financing arrangements or our investment guidelines, on our leverage ratio or on the aggregate amount of our borrowings. As a result, we may still incur substantially more debt or take other actions which could have the effect of diminishing our ability to make payments on our indebtedness when due and further exacerbate our losses.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on certain of our assets could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. We have historically used leverage to increase the size of our portfolio in order to enhance our returns. As discussed above, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including during the past year as a result of the ongoing COVID-19 pandemic, that has generally negatively impacted the availability and terms of financing from time-to-time. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations and recourse structured financings of our investments in residential loans or investment securities to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle (“SPE”), the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. In exchange for conveying assets to the SPE, we may receive the ownership certificate or residual interest in the securitization and we frequently retain a subordinated interest in the securitization as well. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. There can be no assurance that we will be able to access the securitization markets in the future, or be able to do so at favorable rates, to finance the assets we accumulate as part of our investment strategy. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

In addition, under the terms of the securitization or structured financing, we may have limited or no ability to sell, transfer or replace the assets transferred to the SPE, which could have a material adverse effect on our ability to sell the assets opportunistically or during periods when our liquidity is constrained or to refinance the assets. Under the terms of these financings, some of which have terms of up to forty years, we have in the past and may in the future agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the SPE has matured or been repaid, which could reduce of liquidity and our cash available for distribution to our stockholders. As part of our financing strategy, we have in the past and may in the future guarantee certain terms or conditions of these financings, including the payment of principal and interest on the debt issued by the SPE, the cash flows for which are typically derived from the assets transferred to the entity. If a SPE defaults on its obligations and we have guaranteed the satisfaction of that obligation, we may be materially adversely affected.

In connection with our securitizations, we generally are required to prepare disclosure documentation for investors, including term sheets and offering memoranda, which contain information regarding the securitization generally, the securities being issued, and the assets being securitized. If our disclosure documentation for a securitization is alleged or found to contain material inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to the investors in such securitization, we may be required to indemnify the underwriters of the securitization or other parties, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Such liabilities, expenses, and/or losses could be significant.

We will typically be required to make representations and warranties in connection with our securitizations regarding, among other things, certain characteristics of the assets being securitized. If any of the representations and warranties that we have made concerning the assets are alleged or found to be inaccurate, we may incur expenses disputing the allegations, and we may be obligated to repurchase certain assets, which may result in losses. Even if we previously obtained representations and warranties from loan originators or other parties from whom we originally acquired the assets, such representations and warranties may not align with those that we have made for the benefit of the securitization, or may otherwise not protect us from losses (e.g., because of a deterioration in the financial condition of the party that provided representations and warranties to us).

If a counterparty to our repurchase transactions defaults on its obligation to resell the pledged assets back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we may incur losses.

When we engage in repurchase transactions, we generally sell RMBS, CMBS, residential loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the asset to the lender is less than the value of that asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the asset), plus additional costs associated with asserting or enforcing our rights under the repurchase agreement. Certain of the assets that we pledge as collateral are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Moreover, our repurchase agreements frequently contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements may also be entitled to declare a default, which could exacerbate our losses and cause a rapid deterioration of our financial condition. Any losses we incur on our repurchase transactions through our default or the default of our counterparty could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Negative impacts on our business caused by significant market disruptions may cause us to default on certain financial covenants contained in our financing arrangements.

The repurchase agreements that finance a portion of our investment portfolio, and financing arrangements we enter into in the future, may contain financial covenants. The negative impacts on our business caused by significant market disruptions, including those caused by COVID-19, have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

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

Subject to compliance with the requirements to qualify as a REIT, we may engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, interest rate swaptions, Eurodollars and U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.

Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

•we may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

•we may fail to recalculate, re-adjust and execute hedges in an efficient and timely manner;

•the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions;

•interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•available hedges may not correspond directly with the risks for which protection is sought;

•the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

•many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their payment obligations; and

•to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty.

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

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, changes in monetary policy, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, global pandemics such as the COVID-19 pandemic and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and financial markets. The residential and commercial mortgage markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008 and again by the significant market disruption in March and April 2020 resulting from the ongoing COVID-19 pandemic, the severity of which, in each case, was largely unanticipated by the markets, and there can be no assurance that such adverse markets will not occur or, as it relates to COVID-19, continue in the future.

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

We cannot predict the effect that government policies, laws and interventions adopted in response to the COVID-19 pandemic or the impact that future changes in the U.S. political environment, governmental policy or regulation will have on our business and the markets in which we operate.

The U.S. government has taken significant actions to support the economy and the continued functioning of the financial markets in response to the COVID-19 pandemic through multiple relief bills. More recently, in January 2021, the Biden administration introduced legislation to spend an additional $1.9 trillion dollars on COVID-19 pandemic relief efforts. Meanwhile, the Federal Reserve continues to purchase significant amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets in an effort to support markets and the economy. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect our business and the efficiency, liquidity and stability of financial and mortgage markets.

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in uncertainty with respect to interest rates, inflation, foreign exchange rates, trade volumes and trade, fiscal and monetary policy. The potential for changes in policy and regulation is heightened by the change in the U.S. administration. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. In addition, disagreements over the federal budget have led to the shutdown of the U.S. government for periods of time in the recent past and may recur in the future. To the extent changes in the political environment have a negative impact on our business or the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely impacted.

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

Payments on the Agency RMBS in which we may invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees mortgage-backed securities (“MBS”) backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration (the “FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

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

Fannie Mae, Freddie Mac and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically, or the U.S. Government significantly reduced its support for any or all of them which would drastically reduce the amount and type of MBS available for purchase, we may be unable or significantly limited in our ability to acquire MBS, which, in turn, could negatively impact our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of MBS issued by these GSEs and could have broad adverse market implications for the MBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the MBS and other assets that we own or seek to acquire. In addition, any market uncertainty that arises from any such proposed changes, or the perception that such changes will come to fruition, could have a similar impact on us and the values of the MBS and other assets that we own.

Uncertainty regarding LIBOR may adversely impact our borrowings and assets.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021 (the "LIBOR Transition Date"). It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Our repurchase agreements, subordinated debt, mortgage debt, fixed-to-floating rate preferred stock, interest rate swaps, as well as certain of our floating rate assets, particularly residential loans, are linked to LIBOR. Before the LIBOR Transition Date, we may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

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

Moreover, while our Board of Directors or a duly designated committee thereof periodically reviews our investment guidelines and our investment portfolio, our directors do not approve every individual investment that we make, leaving management with day-to-day discretion over the portfolio composition within the investment guidelines. Within those guidelines, management has discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Moreover, because our management has great latitude within our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, there can be no assurance that our management will not make or approve investments that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

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

Our business and many of the assets that we invest in, particularly residential loans and mortgage-related assets, are subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations and the securities exchange on which our capital stock is listed for which we incur significant ongoing compliance costs. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject, including the Dodd-Frank Act and various predatory lending laws, are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. We are unable to predict whether United States federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Certain provisions of Maryland law, our charter and our bylaws may have the effect of delaying, deferring or preventing transactions that involve an actual or threatened change in control. These provisions include the following, among others:

•our charter provides that, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed with or without cause only by the affirmative vote of holders of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors;

•under our charter, our Board of Directors has authority to issue preferred stock from time to time, in one or more series and to establish the terms, preferences and rights of any such series, all without the approval of our stockholders;

•the Maryland Business Combination Act; and

•the Maryland Control Share Acquisition Act.

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

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

•sell assets in adverse market conditions;

•borrow on unfavorable terms; or

•distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

Further, our lenders could require us to enter into negative covenants, including restrictions on our ability to distribute funds or to employ leverage, which could inhibit our ability to satisfy the 90% distribution requirement.

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Revenue Procedure 2017-45 authorized elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholder may be required to pay tax in excess of the cash that they receive.

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

General Risk Factors

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

We face possible risks associated with the effects of climate change and severe weather.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations, the properties that underlie our assets, the residential homes we acquire through foreclosure, or our business. To the extent that climate change impacts changes in weather patterns, properties in which we hold a direct or indirect interest could experience severe weather, including hurricanes, severe winter storms, and flooding due to increases in storm intensity and rising sea levels, among other effects. Over time, these conditions could result in decreased property values which in turn could negatively affect the value of the assets we hold. There can be no assurance that climate change and severe weather will not have a material adverse effect on our operations, the properties that underlie our assets, the residential homes we acquire through foreclosure, or our business.

We are dependent on certain key personnel.

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer, Steven R. Mumma, our President, Jason T. Serrano, and certain other key individuals employed by us. The sudden loss of Messrs. Mumma or Serrano or any key personnel of our Company could have a material adverse effect on our operations.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described herein. For example, due to the significant market disruption in March 2020 as a result of the COVID-19 pandemic and its impact on our business, liquidity and markets, we temporarily suspended dividends on our common stock and preferred stock in March 2020. We subsequently announced in June 2020 that we were reinstating the payment of quarterly dividends on our common stock and preferred stock effective with the second quarter 2020 dividends. All distributions to our common stockholders and preferred stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends to our common or preferred stockholders in the future at the current rate or at all.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2020, our principal executive and administrative offices are located in leased space at 90 Park Avenue, Floor 23, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2020, we had 377,744,476 shares of common stock outstanding and there were approximately 75 holders of record of our common stock, which does not reflect the beneficial ownership of shares held in nominee name, which we are unable to estimate.

We intend to pay regular quarterly dividends to holders of shares of our common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our earnings and financial condition, capital requirements, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	5,240,263	$—	5,540,536

Performance Graph

The following line graph sets forth, for the period from December 31, 2015 through December 31, 2020, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2015 and (ii) the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among New York Mortgage Trust, Inc., the Russell 2000 Index
and the FTSE Nareit Mortgage REITs Index

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
New York Mortgage Trust, Inc.
Russell 2000
FTSE Nareit Mortgage REITs

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Russell Investment Group. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20

New York Mortgage Trust, Inc.	100.00	145.94	154.68	168.47	202.69	129.49
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
FTSE Nareit Mortgage REITs	100.00	122.85	147.16	143.45	174.05	141.38

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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our historical financial statements. Prior year information has been conformed to current year financial statement presentation.

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

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Interest income	$350,161	$694,614	$455,799	$366,087	$319,306
Interest expense	223,068	566,750	377,071	308,101	254,668
Net interest income	127,093	127,864	78,728	57,986	64,638
Non-interest (loss) income	(359,792)	94,448	66,480	75,013	41,238
General, administrative and operating expenses	54,563	49,835	41,470	41,077	35,221
Net (loss) income attributable to Company's common stockholders	(329,696)	144,835	79,186	76,320	54,651
Basic (loss) earnings per common share	$(0.89)	$0.65	$0.62	$0.68	$0.50
Diluted (loss) earnings per common share	$(0.89)	$0.64	$0.61	$0.66	$0.50
Dividends declared per common share	$0.23	$0.80	$0.80	$0.80	$0.96
Weighted average shares outstanding-basic	371,004	221,380	127,243	111,836	109,594
Weighted average shares outstanding-diluted	371,004	242,596	147,450	130,343	109,594

Selected Balance Sheet Data:

	As of December 31,
	2020	2019	2018	2017	2016
Residential loans (1)	$3,049,166	$2,961,396	$1,022,784	$492,437	$616,007
Multi-family loans (1)	163,593	17,996,791	11,845,402	9,796,341	7,039,994
Investment securities available for sale, at fair value	724,726	2,006,140	1,512,252	1,413,081	818,976
Equity investments	259,095	189,965	73,466	51,143	79,259
Total assets (1)	4,655,587	23,483,369	14,737,638	12,056,285	8,951,631
Repurchase agreements	405,531	3,105,416	2,131,505	1,425,981	965,561
Collateralized debt obligations (1)	1,623,658	17,817,709	11,117,623	9,341,304	6,875,426
Convertible notes	135,327	132,955	130,762	128,749	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Total liabilities (1)	2,348,014	21,278,340	13,557,345	11,080,284	8,100,469
Total equity	2,307,573	2,205,029	1,180,293	976,001	851,162

(1)The following table presents the components of residential loans, multi-family loans and collateralized debt obligations for each of the balance sheet dates presented. Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. Assets and liabilities of the Company's Consolidated VIEs for each of the balance sheet dates presented are also included in the following table (dollar amounts in thousands):

	As of December 31,
	2020	2019	2018	2017	2016
Residential loans
Residential loans, at fair value	$3,049,166	$2,758,640	$737,523	$87,153	$17,769
Residential loans, at amortized cost, net	—	202,756	285,261	405,284	598,238
Total	$3,049,166	$2,961,396	$1,022,784	$492,437	$616,007

Multi-family loans
Multi-family loans, at fair value	$163,593	$17,816,746	$11,679,847	$9,657,421	$6,939,844
Multi-family loans, at amortized cost, net	—	180,045	165,555	138,920	100,150
Total	$163,593	$17,996,791	$11,845,402	$9,796,341	$7,039,994

Collateralized debt obligations
Collateralized debt obligations, at fair value	$1,054,335	$17,777,280	$11,022,248	$9,189,459	$6,624,896
Collateralized debt obligations, at amortized cost, net	569,323	40,429	95,375	151,845	250,530
Total	$1,623,658	$17,817,709	$11,117,623	$9,341,304	$6,875,426

Consolidated VIEs
Assets	$2,150,984	$19,270,384	$11,984,374	$10,041,468	$7,330,872
Liabilities	$1,667,306	$17,878,314	$11,191,736	$9,436,421	$6,902,536

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

Executive Summary

The global pandemic associated with COVID-19 and its related economic conditions have caused, and continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, since mid-March, many countries, including in the U.S., implemented public heath responses that involved social distancing measures that substantially prohibited large gatherings, including at sporting events, religious services and schools, shelter-in-place and stay-at-home orders or other measures designed to limit capacity or services on a number of businesses. Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. The economic fallout caused by the pandemic and certain of the actions taken to reduce its spread have been startling, resulting in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant volatility in market liquidity and fair value of many assets. Many of these conditions, or some level thereof, are expected to continue over the near term and may prevail throughout 2021.

Although economic data and markets generally, including those in which we invest, showed signs of improvement beginning in the second quarter and continuing through the end of 2020, these markets and the economy continue to face significant challenges from the impact of the ongoing pandemic. The exact length and pace of the economic recovery are uncertain at this time.

The global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress beginning in mid-March, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties in March, particularly with respect to our investment securities portfolio. In an effort to manage our portfolio through this unprecedented turmoil in the financial markets and improve liquidity, in March 2020, we paused funding of margin calls to our repurchase agreement financing counterparties, sold approximately $2.0 billion of assets, terminated interest rate swap positions with an aggregate notional value of $495.5 million and reduced our outstanding repurchase agreements decreasing our overall leverage to less than one times as of March 31, 2020.
Since the market disruption and through the date hereof, we have continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet by completing two non-mark-to-market securitizations of residential loans, a non-mark-to-market re-securitization of non-Agency RMBS, two non-mark-to-market repurchase agreement financings for residential loans and opportunistically selling non-Agency RMBS, CMBS and residential loans in our portfolio. The proceeds from these transactions were used to further reduce our outstanding mark-to-market repurchase agreements and invest in new single-family and multi-family residential investments. As of December 31, 2020, we have reduced our portfolio leverage to 0.2 times and reduced our outstanding repurchase agreements that finance investment securities to zero.

Our targeted investments currently include (i) residential loans, second mortgages and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, as well as joint venture equity investments in multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to continue to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting and return requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. We expect to maintain a defensive posture as it relates to new investments and focus on assets that may benefit from active management in a prolonged, low rate environment. We also expect to continue to selectively monetize gains from the price recovery experienced by our non-Agency RMBS and Freddie-K mezzanine securities.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations, which has typically included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer-term repurchase agreement borrowings with terms between one year and 24 months and longer-term financings, such as securitizations and convertible notes, with terms longer than one year. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets during March 2020, looking forward, we expect to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. While longer-termed financings may involve greater expense relative to repurchase agreement funding, we believe, over time, this approach may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020. We have completed five non-mark-to-market financings since June 2020, including two non-mark-to-market repurchase agreement financings with new and existing counterparties. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

We transitioned in March to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber-security protocols have enabled us to continue working with limited operational impact and we expect to continue our remote work arrangement for the foreseeable future.

Portfolio Update

In March 2020, as a direct result of the negative impact of the COVID-19 pandemic on our markets, we executed an extensive portfolio reduction to improve our liquidity and risk management exposures, including approximately $1.9 billion in sales of investment securities. In the second quarter of 2020, we sought to further improve our liquidity position by reducing our outstanding repurchase agreements, engaging in opportunistic dispositions and maintaining a defensive posture as it related to new investments. During the second half of the year, we pursued new single-family and multi-family investments while we opportunistically sold certain investment securities. The following table presents the activity for our investment portfolio for the year ended December 31, 2020 (dollar amounts in thousands):

	December 31, 2019	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	December 31, 2020
Residential loans	$1,632,510	$569,557	$(344,542)	$(96,892)	$21,748	$1,782,381
Preferred equity investments, mezzanine loans and equity investments	370,010	80,500	(45,611)	—	17,789	422,688
Investment securities
Agency securities
Agency RMBS (3)	922,877	199,472	(43,809)	(930,364)	(8,781)	139,395
Agency CMBS (3) (4)	50,958	—	(77)	(145,411)	94,530	—
Total Agency securities	973,835	199,472	(43,886)	(1,075,775)	85,749	139,395
CMBS (5)	267,777	72,896	(6,129)	(248,741)	100,637	186,440
Non-Agency RMBS	715,314	273,897	(139,717)	(433,076)	(60,752)	355,666
ABS	49,214	—	—	—	(5,989)	43,225
Total investment securities available for sale	2,006,140	546,265	(189,732)	(1,757,592)	119,645	724,726
Consolidated SLST (6) (7)	276,770	39,984	(1,152)	(62,602)	(40,856)	212,144
Consolidated K-Series (8)	1,092,295	—	(92,425)	(555,218)	(444,652)	—
Total investment securities	3,375,205	586,249	(283,309)	(2,375,412)	(365,863)	936,870
Other investments (9)	16,870	1,747	—	(14,457)	5,274	9,434
Total investment portfolio	$5,394,595	$1,238,053	$(673,462)	$(2,486,761)	$(321,052)	$3,151,373

(1)Primarily includes principal repayments.
(2)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion and transfers within investment categories.
(3)Agency RMBS issued by Consolidated SLST is included in footnote (6) below. Agency CMBS issued by the Consolidated K-Series as of December 31, 2019 is included in footnote (7) below.
(4)Includes transfer of Agency CMBS issued by the Consolidated K-Series as a result of the de-consolidation of the Consolidated K-Series and the subsequent sale of these Agency CMBS during the year.
(5)Includes IOs and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation with total fair value of $97.6 million as of December 31, 2020.
(6)Consolidated SLST is presented on our consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2020 and 2019, respectively, follows (dollar amounts in thousands):

	December 31, 2020	December 31, 2019
Residential loans, at fair value	$1,266,785	$1,328,886
Deferred interest (a)	(306)	713
Less: Collateralized debt obligations, at fair value	(1,054,335)	(1,052,829)
Consolidated SLST investment securities owned by NYMT	$212,144	$276,770

(a)Included in other liabilities and other assets on our consolidated balance sheets as of December 31, 2020 and 2019, respectively.

(7)In the first quarter of 2020, the Company sold its investment in the senior securities issued by Consolidated SLST for sales proceeds of approximately $62.6 million.
(8)The Consolidated K-Series are presented on our consolidated balance sheets as multi-family loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2019 follows (dollar amounts in thousands):

December 31, 2019
Multi-family loans, at fair value	$17,816,746
Less: Collateralized debt obligations, at fair value	(16,724,451)
Consolidated K-Series investment securities owned by NYMT	$1,092,295

(9)Includes the following balances as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020	December 31, 2019
Preferred equity investment in Consolidated VIE	$9,434	$—
Real estate under development in Consolidated VIEs	—	14,464
Other loan investments	—	2,406
Total other investments	$9,434	$16,870

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

Financial and mortgage-related asset markets experienced improving conditions during the fourth quarter of 2020 with the U.S. economy continuing its recovery. U.S. stocks continued to show signs of recovery during the fourth quarter of 2020 following the sharp sell-off during the back half of the first quarter. Reflective of abundant liquidity, demand for yield and encouraging signs for growth in 2021, credit-sensitive asset pricing continued to improve during the fourth quarter. Overall, U.S. economic activity showed signs of advancement during the fourth quarter of 2020 buoyed by increases in corporate and residential fixed investment, offset in part by a reduction in consumer spending. While prospects for 2021 remain hopeful with expected gains on the job-front, pent-up consumer demand, elevated household savings and further government stimulus, uncertainty abounds with the discovery of new COVID-19 variants, concerns over vaccine efficacy and the timing for lifting of restrictions designed to mitigate the spread of the virus.

As was the case for credit-sensitive assets generally across markets, pricing for many of the assets in our investment portfolio during the fourth quarter continued to improve due to further credit spread tightening. Liquidity to MBS and mortgage financing markets was stable and favorably-priced during the fourth quarter, as evidenced by the Company completing a longer-term, securitization financing transaction during the quarter generating approximately $299.3 million of net proceeds to the Company. Due to the discovery here in the U.S. of new COVID-19 variants and uncertainty relating to the speed of vaccine distribution, stimulus negotiations and other policy matters, we expect markets to continue to experience volatility in 2021.

The market conditions discussed below significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March by the ongoing COVID-19 pandemic:

Select U.S. Financial and Economic Data. The 2020 fiscal year was marked by the COVID-19 pandemic and the measures taken in response to contain its spread in the United States and abroad and their impact on the global economy and markets generally. After experiencing a sharp sell-off during the first quarter with the S&P 500 down approximately 20%, U.S. stocks recovered throughout the remainder of 2020 with the S&P 500 posting a total return of 18.40% for the full year. The interest rate environment experienced volatility during 2020 with the Treasury curve steepening as the Federal Reserve held short-term interest rates near zero beginning in March. On December 31, 2020, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 80 basis points, up 50 basis points from January 2, 2020.

The U.S. economy contracted in 2020 as compared to 2019 as a result of the fallout from the COVID-19 pandemic and related economic consequences, with real gross domestic product (“GDP”) decreasing by 3.5% for full year 2020, versus growth of 2.2% for full year 2019. After the most severe contraction of the GDP since the Great Depression in the second quarter at -31.4%, the third and fourth quarter GDP growth of 33.4% and 4%, respectively, suggests that the U.S. economy continues to recover. According to the minutes of the Federal Reserve’s December 2020 meeting, Federal Reserve policymakers expect the GDP growth rate to improve in 2021 with a median projection for GDP growth at or slightly above 4.2%, while projecting a deceleration in GDP growth in 2022 and 2023.

After the effects of the COVID-19 pandemic and efforts to contain it led to a loss of 20.7 million jobs from nonfarm payrolls and an unemployment rate of 14.7% in April, the U.S. labor market continued to show improvements throughout the second half of 2020. The U.S. Department of Labor attributed these improvements to the resumption of economic activity that had been curtailed due to the COVID-19 pandemic. According to the U.S. Department of Labor, the U.S. unemployment rate rose from 3.5% at the end of December 2019 to 6.7% at the end of December 2020. Although initial weekly jobless claims remain elevated, there have been more encouraging signs in the labor market recently, with average hourly earnings for all employees of private nonfarm payrolls increasing by 3.7% during 2020.

Single-Family Homes and Residential Mortgage Market. The residential real estate market was a bright spot in an otherwise challenging economic environment in 2020. According to the National Association of Realtors (“NAR”), total existing-home sales, which includes single-family homes, townhomes, condominiums and co-ops, increased 0.7% from November 2020 to a seasonally-adjusted annual rate of 6.76 million in December 2020. In total, existing-home sales rose 22.2% year-over-year, up from 5.53 million in December 2019. In addition, NAR reported that the median existing-home price for all housing types in December 2020 was $309,800, up 12.9% from December 2019 ($274,500). In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,237,000 and 1,002,000 for the quarter and year ended December 31, 2020, respectively, as compared to an annual rate of 894,000 for the year ended December 31, 2019. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments. As of December 31, 2020, approximately 2% of borrowers in our residential loan portfolio remained in an active COVID-19 relief plan.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 339,000 and 382,000 for the quarter and year ended December 31, 2020, as compared to 390,000 for the full year 2019. Supply expansion remained solid in 2020, and vacancy concerns among multi-family industry participants eased during the second half of 2020. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multi-family housing industry’s perception of vacancies, the MVI was at 44 for the third quarter of 2020, a decrease from the second quarter score of 62. The MVI was at 59 for the first quarter of 2020 and 40 for the fourth quarter of 2019. However, with record jobless claims filed during the ongoing COVID-19 pandemic, the financial ability of households to meet their rental payment obligations is a present and ongoing concern. Data released by the National Multifamily Housing Council shows that 89.8% of professionally-managed apartment households made a full or partial December rent payment by December 20, 2020 in its survey of over 11.1 million professionally-managed apartment units across the country. This represents a 3.4-percentage point decrease in the share who paid rent through December 20, 2019 and compares to 90.3% that had paid by November 20, 2020. This data encompasses a wide variety of market-rate rental properties, which can vary by size, type and average rental price. As of December 31, 2020, the Company had one loan that is delinquent in making its distributions to us and one loan that is in a forbearance arrangement with us. These loans represent 3.6% of our total preferred equity and mezzanine loan investment portfolio. Although the multi-family housing sector held up relatively well during 2020, weakening multi-family housing fundamentals, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.

Credit Spreads. Credit spreads tightened from the second quarter onward as the economy experienced a resumption of activity from the beginning of the COVID-19 pandemic. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financial markets. During 2020, the bond market experienced volatility with the closing yield of the 10-year U.S. Treasury Note dropping from 1.88% on January 2, 2020 to as low as 0.52% on August 4, 2020, and closing at 0.93% on December 31, 2020. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During 2020, the Treasury curve steepened with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing at 80 basis points on December 31, 2020, up 50 basis points from January 2, 2020. As of January 31, 2021, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield was 100 basis points. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raises the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary and Fiscal Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets and substantially increased these operations. On March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve stated that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. On January 21, 2021, the Federal Reserve announced it would continue to increase its holdings of U.S. Treasuries by at least $80 billion per month and of Agency MBS by at least $40 billion per month until “substantial further progress has been made toward the Committee’s maximum employment and price stability goals.” Additionally, in view of the COVID-19 pandemic and to foster maximum employment and price stability, the Federal Reserve decided to lower the target range for the federal funds rate by a total of 150 basis points in March 2020 to a target range of 0% to .25%. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” Since lowering the target range for the federal funds rate in March 2020, the Federal Reserve continues to signal an intention to hold the target range at present levels with Federal Reserve Chairman Jerome Powell stating in January 2021 that the time to raise the target range “is no time soon.”

According to the latest Monetary Policy Report submitted to Congress in June 2020 by the Federal Reserve Board of Governors, trading conditions in U.S. Treasuries and MBS markets improved gradually since the March 2020 announcement of Federal Reserve policies and the functioning and liquidity of the MBS market have mostly returned to pre-February 2020 standards, though strains continue in less liquid parts of the market. However, bid-ask spreads for longer-maturity and off-the-run Treasuries remain wider than in mid-February 2020. An updated assessment of trading conditions in U.S. Treasuries and MBS markets is expected from the Federal Reserve in its next Monetary Policy Report due to Congress in February 2021.

To address the COVID-19 pandemic and its effects on the economy, the federal government enacted three relief spending bills in 2020 and is considering a fourth such bill that was introduced in January 2021. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law to provide many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity resulting from the COVID-19 pandemic. The over $2 trillion relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health care providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed a second funding bill into law that provided $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts. On December 30, 2020, President Trump signed a third COVID-19 relief package into law. This relief package included $600 direct payments to Americans making up to $75,000 a year, enhanced unemployment benefits, rental assistance, loans to businesses, and funds for the purchase and distribution of vaccines, among other relief provisions. In January 2021, President Biden introduced a $1.9 trillion COVID-19 relief bill. As proposed, President Biden’s relief package includes: direct payments of $1,400 to Americans; increased per-week unemployment benefits of $400 through September; an extension of the eviction and foreclosure moratorium until the end of September; and $590 billion in aid for local governments, schools, COVID-19 testing and a vaccination program. Democratic leaders in Congress have indicated a desire to pass President Biden’s proposed stimulus plan by mid-March when emergency unemployment benefits expire. However, ideological divisions and narrow Democratic majorities in Congress are likely to affect the content and timing of the passage of President Biden’s plan, if it is to pass.

In addition, in response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures. While some of these state protections have expired, the Centers for Disease Control and Prevention issued an order to temporarily halt residential evictions under certain circumstances in an effort to prevent the spread of the COVID-19 pandemic, which became effective on September 4, 2020 and has been extended by the Biden administration to March 31, 2021.

To address the severe dislocations experienced in the mortgage and fixed-income markets that resulted from the COVID-19 pandemic, since March 23, 2020, the Federal Housing Finance Agency (“FHFA”) took steps to implement portions of the CARES Act and to support mortgage servicers. Under the CARES Act, borrowers experiencing hardship from the COVID-19 pandemic are eligible to receive forbearance of up to 12 months. The FHFA announced that the GSEs will offer such forbearance to qualifying multi-family borrowers through March 31, 2021. The GSEs will also offer such forbearance arrangements to single-family mortgages indefinitely until the GSEs provide further notice. In response to such forbearance arrangements and to assist servicers facing revenue losses caused by the COVID-19 pandemic, the FHFA limited the advance payments required to be made to the GSEs. Specifically, servicers of Agency RMBS are only required to advance four months of missed payments on loans in forbearance.

The government continues to provide enhanced unemployment support as unemployment levels remain precarious. In February 2021, Federal Reserve Chair Jerome Powell stated that the true level of unemployment in January 2021 was significantly higher than the 6.3% unemployment rate reported by the U.S. Department of Labor. Chair Powell said January’s unemployment rate was “close to 10 percent” when accounting for misclassified workers and those that have left the workforce altogether. With unemployment levels so uncertain, government support programs have aided the broader economy in recovering from the ongoing effects of the COVID-19 pandemic. The CARES Act provided enhanced unemployment benefits and extended the length of time during which unemployment benefits could be collected. On December 27, 2020, Congress extended eligibility for certain enhanced unemployment programs until March 14, 2021. Without such continued unemployment support, we anticipate that the number of our operating partners and borrowers of our residential loans and those that underlie our investment securities that become delinquent or default on their financial obligations could increase significantly. Such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In 2017, policymakers announced that LIBOR will be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new Secured Overnight Funding Rate (“SOFR”), a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Federal Reserve and the Treasury’s Office of Financial Research. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. We continue to monitor the emergence of this new rate carefully, as it will likely become the new benchmark for hedges and a range of interest rate investments.

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

Full Year 2020 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2020 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2020
Net interest income	$127,093
Net loss attributable to Company's common stockholders	$(329,696)
Net loss attributable to Company's common stockholders per share (basic)	$(0.89)
Comprehensive loss attributable to Company's common stockholders	$(353,834)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.95)
Book value per common share	$4.71
Economic return on book value (1)	(14.62)%
Dividends per common share	$0.23
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.

Developments

•During the first half of the first quarter of 2020, we issued 85.1 million shares of common stock collectively through two underwritten public offerings, resulting in total net proceeds of $511.9 million.

•Additionally, in the first quarter of 2020, we acquired single-family and multi-family residential credit assets totaling $531.2 million and Agency RMBS totaling $100.9 million.

•In the latter portion of the first quarter of 2020, we experienced unprecedented market conditions resulting from the COVID-19 pandemic. In response, we took the following actions to manage our portfolio through the disruption and improved liquidity:

•Sold all of our first loss POs and certain mezzanine CMBS securities issued by the Consolidated K-Series for total sales proceeds of $555.2 million, recognized a net realized loss of $54.1 million and reversed previously recognized net unrealized gains of $168.5 million. As a result of the sales, we de-consolidated $17.4 billion in multi-family loans held in the Consolidated K-Series and $16.6 billion in collateralized debt obligations issued by the Consolidated K-Series.

•Sold $1.4 billion of investment securities, including $993.0 million of Agency RMBS, $145.4 million of Agency CMBS, $130.9 million of non-Agency RMBS and $114.0 million of CMBS and recognized a net realized loss of $58.7 million.

•Sold residential loans for approximately $50.0 million in proceeds, recognized a realized loss of $16.2 million and reversed previously recognized unrealized gains of $4.5 million.

•Terminated interest rate swaps resulting in a net realized loss of $73.1 million, which was partially offset by the reversal of previously recognized unrealized losses of $29.0 million for a total net loss of $44.1 million.

•Reduced outstanding repurchase agreements for investment securities by $1.6 billion from previous year-end levels.

•Temporarily suspended payment of quarterly dividends on both our common and preferred stock.

•Throughout the remainder of the year, we entered into new financing transactions, repaid or restructured repurchase agreement financings, invested in our targeted assets, opportunistically sold assets and reinstated our quarterly dividend payments on both our common and preferred stock, including as follows:

•Completed a non-mark-to-market re-securitization backed by non-Agency RMBS generating net proceeds of approximately $109.0 million.

•Completed two securitizations of residential loans, resulting in approximately $540.4 million in net proceeds to us. Portions of the net proceeds were utilized to repay approximately $466.6 million on outstanding repurchase agreements related to residential loans.

•Repaid all outstanding repurchase agreements that financed investment securities.

•Obtained non-mark-to-market financing for residential loans through repurchase agreements with new and existing counterparties.

•Purchased $415.7 million in residential loans and $138.5 million in Agency RMBS and funded $50.0 million in multi-family preferred equity investments.

•Sold non-Agency RMBS for approximately $302.1 million in proceeds, CMBS for approximately $134.7 million in proceeds and residential loans for approximately $46.9 million in proceeds.

•Reinstated the payment of quarterly dividends on both our common and preferred stock and declared and paid preferred stock dividends in arrears for the first quarter of 2020.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2020 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

A portion of the purchase discount on the Company’s first loss PO multi-family CMBS was designated as non-accretable purchase discount or credit reserve, which estimated the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and was not expected to be accreted into interest income. The amount designated as a credit reserve could be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve was more favorable than forecasted, a portion of the amount designated as credit reserve could be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve was less favorable than forecasted, the amount designated as credit reserve could be increased, or impairment charges and write-downs of such securities to a new cost basis could be required.

Interest income on our residential loans is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with the purchase of residential loans are amortized or accreted into interest income over the life of the related loan using the effective interest method.

With respect to interest rate swaps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps will be recognized in current earnings.

Fair Value. The Company has established and documented processes for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently sourced market parameters, including interest rate yield curves. The Company’s residential loans, multi-family loans, investment securities available for sale, equity investments, Consolidated SLST CDOs and Consolidated K-Series CDOs are considered to be the most significant of its fair value estimates.

The Company’s valuation methodologies are described in “Note 14 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company has elected the fair value option for the Company’s residential loans, preferred equity and mezzanine loan investments that are accounted for as loans, certain of its investment securities, available for sale and preferred equity investments that are accounted for under the equity method.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations and Residential Loan Securitizations – As of December 31, 2020 and 2019, we owned 100% of the first loss subordinated securities of Consolidated SLST. Consolidated SLST represents a Freddie Mac-sponsored residential mortgage loan securitization, of which we own or owned the first loss subordinated securities and certain IOs and senior securities. We determined that Consolidated SLST was a VIE and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential loans including their liabilities, income and expenses in our consolidated financial statements. As of December 31, 2019, we owned 100% of the first loss POs of the Consolidated K-Series. The Consolidated K-Series represents certain Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our special purpose entities, or SPEs, owned the first loss POs, certain IOs and certain senior or mezzanine securities. We determined that the Consolidated K-Series were VIEs and that we were the primary beneficiary of the Consolidated K-Series. As a result, we were required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. In March 2020, we sold our entire portfolio of first loss POs within the Consolidated K-Series, which resulted in the de-consolidation of the underlying multi-family loans and their liabilities. We have elected the fair value option on the assets and liabilities held within both Consolidated SLST and the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of Consolidated SLST and the Consolidated K-Series be reflected in our consolidated statement of operations.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2020 and 2019, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at December 31, 2020 and 2019, respectively (dollar amounts in thousands).

At December 31, 2020:

	Single-Family	Multi-Family	Other	Total
Residential loans	$3,049,166	$—	$—	$3,049,166
Consolidated SLST CDOs	(1,054,335)	—	—	(1,054,335)
Multi-family loans	—	163,593	—	163,593
Investment securities available for sale (1)	495,061	186,440	43,225	724,726
Equity investments	—	182,765	76,330	259,095
Other investments (2)	—	9,434	—	9,434
Total investment portfolio carrying value	2,489,892	542,232	119,555	3,151,679
Liabilities:
Repurchase agreements	(405,531)	—	—	(405,531)
Collateralized debt obligations
Residential loan securitizations	(554,067)	—	—	(554,067)
Non-Agency RMBS re-securitization	(15,256)	—	—	(15,256)
Convertible notes	—	—	(135,327)	(135,327)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	50,687	46,014	207,789	304,490
Other	59,516	(158)	(52,773)	6,585
Net capital allocated	$1,625,241	$588,088	$94,244	$2,307,573

Total Leverage Ratio (4)				0.3
Portfolio Leverage Ratio (5)				0.2

(1)Agency RMBS with a fair value of $139.4 million are included in Single-Family.
(2)Represents the Company's preferred equity investment in a consolidated VIE.
(3)Restricted cash is included in the Company’s accompanying consolidated balance sheets in other assets.
(4)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company’s total stockholders’ equity. Does not include Consolidated SLST CDOs amounting to $1.1 billion, residential loan securitizations amounting to $554.1 million and non-Agency RMBS re-securitization amounting to $15.3 million as they are non-recourse debt for which the Company has no obligation.
(5)Represents outstanding repurchase agreement financing divided by the Company’s total stockholders’ equity.

At December 31, 2019:

	Single-Family	Multi-Family	Other	Total
Residential loans	$2,961,396	$—	$—	$2,961,396
Consolidated SLST CDOs	(1,052,829)	—	—	(1,052,829)
Multi-family loans	—	17,996,791	—	17,996,791
Consolidated K-Series CDOs	—	(16,724,451)	—	(16,724,451)
Investment securities available for sale (1) (2)	1,638,191	318,735	49,214	2,006,140
Equity investments	—	124,392	65,573	189,965
Other investments (3)	3,119	14,464	—	17,583
Total investment portfolio carrying value	3,549,877	1,729,931	114,787	5,394,595
Liabilities:
Repurchase agreements	(2,160,342)	(945,074)	—	(3,105,416)
Collateralized debt obligations	(40,429)	—	—	(40,429)
Convertible notes	—	—	(132,955)	(132,955)
Subordinated debentures	—	—	(45,000)	(45,000)
Hedges (net) (4)	15,878	—	—	15,878
Cash, cash equivalents and restricted cash (5)	44,604	4,152	72,856	121,612
Goodwill	—	—	25,222	25,222
Other	55,943	(10,143)	(74,278)	(28,478)
Net capital allocated	$1,465,531	$778,866	$(39,368)	$2,205,029

Total Leverage Ratio (6)				1.5
Portfolio Leverage Ratio (7)				1.4

(1)Agency RMBS with a fair value of $922.9 million are included in Single-Family.
(2)Agency CMBS with a fair value of $51.0 million are included in Multi-Family.
(3)Includes real estate under development in the amount of $14.5 million, other loan investments in the amount of $2.4 million and deferred interest related to residential loans held in Consolidated SLST of $0.7 million, all of which are included in the Company’s accompanying consolidated balance sheets in other assets.
(4)Includes derivative liabilities of $29.0 million netted against a $44.8 million variation margin.
(5)Restricted cash is included in the Company’s accompanying consolidated balance sheets in other assets.
(6)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company’s total stockholders’ equity. Does not include Consolidated K-Series CDOs amounting to $16.7 billion, Consolidated SLST CDOs amounting to $1.1 billion and other collateralized debt obligations amounting to $40.4 million that are consolidated in the Company's financial statements as they are non-recourse debt for which the Company has no obligation.
(7)Represents outstanding repurchase agreement financing divided by the Company’s total stockholders’ equity.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the year ended December 31, 2020 (amounts in thousands, except per share):

	Year Ended December 31, 2020
	Amount	Shares	Per Share(1)
Beginning Balance	$1,683,911	291,371	$5.78
Cumulative-effect adjustment for implementation of fair value option (2)	12,284
Common stock issuance, net (3)	522,012	86,373
Balance after cumulative-effect adjustment and share issuance activity	2,218,207	377,744	5.87
Dividends declared	(84,993)		(0.23)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (4)	(24,138)		(0.06)
Net loss attributable to Company's common stockholders	(329,696)		(0.87)
Ending Balance	$1,779,380	377,744	$4.71

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2020 are 377,744,476.
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
(4)The decrease relates to unrealized losses in our investment securities due to reductions in pricing.

The following table analyzes the changes in book value of our common stock for the year ended December 31, 2019 (amounts in thousands, except per share):

	Year Ended December 31, 2019
	Amount	Shares	Per Share(1)
Beginning Balance	$879,389	155,590	$5.65
Common stock issuance, net (2)	809,752	135,781
Preferred stock issuance, net	215,010
Preferred stock liquidation preference	(221,822)
Balance after share issuance activity	1,682,329	291,371	5.77
Dividends declared	(190,520)		(0.65)
Net change in accumulated other comprehensive income:
Investment securities available for sale (3)	47,267		0.16
Net income attributable to Company's common stockholders	144,835		0.50
Ending Balance	$1,683,911	291,371	$5.78

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2019 are 291,371,039.
(2)Includes amortization of stock based compensation.
(3)The increase relates to unrealized gains in our investment securities due to improved pricing.

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2020, 2019, and 2018, including a comparison of year-over-year results and related commentary.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

A number of the following tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases in 2020 refer to the change in results for the year ended December 31, 2020 when compared to the year ended December 31, 2019.

Beginning in mid-March and continuing into the second quarter, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to experience significant volatility. The significant dislocation in the financial markets in March and part of April caused, among other things, credit spread widening, a sharp decrease in interest rates, higher unemployment levels and unprecedented illiquidity in repurchase agreement financing and MBS markets, which in turn materially negatively impacted liquidity and pricing of our assets. Although we took a number of steps in March 2020 in response to these unprecedented market conditions as discussed above in “—Executive Summary” and “—Full Year 2020 Summary”, the COVID-19 pandemic and related disruptions in the real estate, mortgage and financial markets materially negatively affected our business in the first quarter of 2020. Market conditions improved and volatility subsided to an extent in the latter part of the second quarter and into the third and fourth quarters as parts of the global and U.S. economy "re-opened", leading to partial pricing recovery for a number of assets in our portfolio and improved results in each of the final three quarters of 2020. That said, we expect volatility and markets to continue to fluctuate and that these conditions may continue to negatively affect our business due to the uncertain duration and ongoing impact of the pandemic. The factors described above and throughout this Annual Report on Form 10-K (particularly as related to the COVID-19 pandemic) have driven the majority of our results of operations for the year ended December 31, 2020, and may impact our results of operations in future periods. Thus, our results of operations should be read and viewed, in large part, in the context of the unprecedented conditions experienced in March 2020 and subsequent thereto.

The following table presents the main components of our net (loss) income for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2020	2019	$ Change
Net interest income	$127,093	$127,864	$(771)
Total non-interest (loss) income	(359,792)	94,448	(454,240)
Total general, administrative and operating expenses	54,563	49,835	4,728
(Loss) income from operations before income taxes	(287,262)	172,477	(459,739)
Income tax expense (benefit)	981	(419)	1,400
Net (loss) income attributable to Company	(288,510)	173,736	(462,246)
Preferred stock dividends	41,186	28,901	12,285
Net (loss) income attributable to Company's common stockholders	(329,696)	144,835	(474,531)
Basic (loss) earnings per common share	$(0.89)	$0.65	$(1.54)
Diluted (loss) earnings per common share	$(0.89)	$0.64	$(1.53)

Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of RMBS, CMBS, ABS, residential loans and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The decrease in net interest income in 2020 was primarily driven by a decrease in average Interest Earning Assets due to asset sales largely in response to the impacts of the COVID-19 pandemic. In particular, we sold our entire portfolio of higher yielding first loss POs within the Consolidated K-Series in March 2020. This decrease was partially offset by the acquisition of higher-yielding business purpose loans and investment securities and residential loans throughout 2020 and a decrease in financing costs related to both single-family and multi-family assets.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

Year Ended December 31, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$128,287	$54,707	$5,741	$188,735
Interest Expense	(41,109)	(7,351)	(13,182)	(61,642)
Net Interest Income (Expense)	$87,178	$47,356	$(7,441)	$127,093

Average Interest Earning Assets (3) (5)	$2,595,576	$656,067	$43,855	$3,295,498
Average Yield on Interest Earning Assets (6)	4.94%	8.34%	13.08%	5.73%
Average Portfolio Financing Cost (7)	(3.14)%	(3.18)%	—	(3.14)%
Portfolio Net Interest Margin (8)	1.80%	5.16%	13.08%	2.59%

Year Ended December 31, 2019

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$119,064	$113,419	$2,054	$234,537
Interest Expense	(63,185)	(29,810)	(13,678)	(106,673)
Net Interest Income (Expense)	$55,879	$83,609	$(11,624)	$127,864

Average Interest Earning Assets (3) (5)	$2,761,428	$1,086,266	$19,209	$3,866,903
Average Yield on Interest Earning Assets (6)	4.31%	10.44%	10.70%	6.07%
Average Portfolio Financing Cost (7)	(3.42)%	(4.03)%	—	(3.59)%
Portfolio Net Interest Margin (8)	0.89%	6.41%	10.70%	2.48%

(1)The Company, through its ownership of certain securities purchased in the fourth quarter of 2019, has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company’s consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our consolidated financial statements for the years ended December 31, 2020 and 2019, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Interest income, residential loans	$81,782	$66,253
Interest income, Consolidated SLST	45,194	4,764
Interest income, investment securities available for sale	32,974	50,992
Interest expense, Consolidated SLST CDOs	(31,663)	(2,945)
Interest income, Single-Family, net	128,287	119,064
Interest expense, repurchase agreements	(30,852)	(61,503)
Interest expense, residential loan securitizations	(6,967)	(1,682)
Interest expense, non-Agency RMBS re-securitization	(3,290)	—
Net interest income, Single-Family	$87,178	$55,879

(2)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s consolidated financial statements. Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family portfolio to our consolidated financial statements for the years ended December 31, 2020 and 2019, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Interest income, multi-family loans held in Consolidated K-Series	$151,841	$535,226
Interest income, investment securities available for sale	11,729	14,424
Interest income, preferred equity and mezzanine loan investments	20,899	20,899
Interest expense, Consolidated K-Series CDOs	(129,762)	(457,130)
Interest income, Multi-Family, net	54,707	113,419
Interest expense, repurchase agreements	(7,351)	(29,316)
Interest expense, CMBS re-securitization	—	(494)
Net interest income, Multi-Family	$47,356	$83,609

(3)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets and all Consolidated K-Series assets other than, in each case, those securities actually owned and deposits held by the Company.
(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets is calculated by dividing our interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost is calculated by dividing our interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the years ended December 31, 2020 and 2019, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Subordinated debentures	$2,187	$2,865
Convertible notes	10,997	10,813
Total	$13,184	$13,678

(8)Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures and convertible notes.

Non-interest (Loss) Income

Realized (Losses) Gains, Net

The Company sold approximately $2.5 billion of assets during the year ended December 31, 2020, the majority of which was in response to the disruption of the financial markets caused by the COVID-19 pandemic in the first quarter. The following table presents the components of realized (losses) gains, net recognized for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change
Residential loans	$(13,431)	$10,827	$(24,258)
Investment securities and related hedges	(134,627)	21,815	(156,442)
Total realized (losses) gains, net	$(148,058)	$32,642	$(180,700)
During the year ended December 31, 2020, the Company recognized net realized losses of $61.5 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. The Company also recognized net realized losses on residential loans in 2020, primarily as a result of the sale of performing and re-performing loans. The Company sold residential loans with an aggregate unpaid principal balance of $119.8 million that resulted in net realized losses of $18.1 million during the year ended December 31, 2020, a majority of which was incurred in the first quarter of 2020.

During the year ended December 31, 2019, the Company recognized $21.8 million of net realized gains primarily on sales of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs and CMBS. The Company also recognized net realized gains on residential loans during the year ended December 31, 2019, primarily as a result of sale activity and loan prepayments.

Realized Loss on De-consolidation of Consolidated K-Series

In March 2020, the Company sold its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of Consolidated K-Series of $54.1 million for the year ended December 31, 2020. The sales also resulted in the de-consolidation of $17.4 billion in multifamily loans held in the Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs.

Unrealized (Losses) Gains, Net

The disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets during the first quarter of 2020. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the first quarter. Pricing for our investment portfolio during the second, third, and fourth quarters of 2020 rebounded with credit spreads tightening on a majority of our assets, which resulted in a partial reversal of unrealized losses recognized in the first quarter of 2020. The following table presents the components of unrealized (losses) gains, net recognized for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change
Residential loans	$25,249	$42,087	$(16,838)
Consolidated SLST	(32,073)	(83)	(31,990)
Consolidated K-Series	(171,011)	23,962	(194,973)
Preferred equity and mezzanine loan investments	(1,542)	—	(1,542)
Investment securities and related hedges	19,216	(30,129)	49,345
Total unrealized (losses) gains, net	$(160,161)	$35,837	$(195,998)

For the year ended December 31, 2020, the Company recognized $160.2 million in net unrealized losses. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are $135.3 million of net unrealized gain reversals primarily due to sales and interest rate swap terminations recognized during the year ended December 31, 2020. The majority of this activity occurred in the first quarter of 2020 when the Company recognized $168.5 million of net unrealized gain reversals due to the sale of first loss POs issued by the Consolidated K-Series and $29.0 million of net unrealized loss reversals due to interest rate swap terminations.

Income from Equity Investments

The following table presents the components of income from equity investments for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change
Income from preferred equity investments accounted for as equity (1)	$16,587	$8,539	$8,048
(Loss) income from joint venture equity investments in multi-family properties	(949)	10,468	(11,417)
Income from entities that invest in residential properties and loans	11,032	4,619	6,413
Total income from equity investments	$26,670	$23,626	$3,044

(1)Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

The increase is primarily due to an increase in income from preferred equity investments accounted for as equity due to additional investments made since December 31, 2019 as well as an increase in the income generated by the Company's investment in entities that invest in residential properties and loans resulting from realized gains on sale and unrealized gains recognized by these entities. The increase in income from equity investments in 2020 was partially offset by a decrease in income from joint venture equity investments in multi-family properties due to the redemption of these investments.

Impairment of Goodwill

In March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. This analysis yielded an impairment of the entire goodwill balance of $25.2 million for the year ended December 31, 2020.

Other Income

The following table presents the components of other income for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$1,105	$3,858	$(2,753)
Net losses in Consolidated VIEs (2)	(2,249)	(2,209)	(40)
Miscellaneous income	2,241	771	1,470
Total other income	$1,097	$2,420	$(1,323)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)Net losses in Consolidated VIEs exclude income or loss from the Consolidated K-Series and Consolidated SLST and are offset by allocations of losses or increased by allocations of income to non-controlling interests in the respective Consolidated VIEs, resulting in net losses to the Company of $2.2 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

The decrease in other income in 2020 is primarily due to a decrease of $2.7 million in income related to the redemptions of preferred equity and mezzanine loan investments as a result of fewer redemptions in 2020.

Expenses

The following tables present the components of general, administrative and operating expenses for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$29,762	$24,006	$5,756
Professional fees	5,394	4,460	934
Other	7,072	7,328	(256)
Total general and administrative expenses	$42,228	$35,794	$6,434

The increase in general and administrative expenses in 2020 is primarily due to an increase in stock-based compensation expense and an increase in employee headcount as part of the expansion of our investment platforms. Professional fees also increased in 2020 as a result of additional legal expenses incurred in March 2020 in connection with the disruptions in the financial markets.

	For the Years Ended December 31,
	2020	2019	$ Change
Operating Expenses
Operating expenses related to portfolio investments	$11,573	$13,559	$(1,986)
Operating expenses in Consolidated VIEs	762	482	280
Total operating expenses	$12,335	$14,041	$(1,706)

The decrease in operating expenses related to portfolio investments in 2020 can be attributed primarily to a reduction in investing activities during the year as compared to the prior year.

Comprehensive (Loss) Income

The main components of comprehensive (loss) income for the years ended December 31, 2020 and 2019, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(329,696)	$144,835	$(474,531)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Agency RMBS	—	38,231	(38,231)
Non-Agency RMBS	(23,599)	13,843	(37,442)
CMBS	(8,055)	13,302	(21,357)
Total	(31,654)	65,376	(97,030)
Reclassification adjustment for net loss (gain) included in net (loss) income	7,516	(18,109)	25,625
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(24,138)	47,267	(71,405)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(353,834)	$192,102	$(545,936)

The changes in other comprehensive income ("OCI") in 2020 can be attributed primarily to a decrease in the fair value of our investment securities, where fair value option was not elected, as a result of significant spread widening during the first quarter of 2020 due to the market turmoil caused by the COVID-19 pandemic. These losses were partially offset by fair value increases during the second, third and fourth quarters of 2020 as well as the reversal of previously recognized net unrealized losses reported in OCI that were reclassified to net realized loss as a result of the sale of certain investment securities in 2020, mostly occurring in the first quarter.

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

Net Interest Income

The increase in net interest income in 2019 was primarily driven by increases in average Interest Earning Assets in our single-family and multi-family portfolios resulting from purchase activity since December 31, 2018. These increases were partially offset by decreases in net interest income in our Agency securities due to (1) reductions in average interest earnings assets caused primarily by paydowns, (2) increased prepayment rates compared to the corresponding period in 2018 and (3) the impact of our exit from our Agency IO portfolio in 2018.

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

Year Ended December 31, 2019

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$119,064	$113,419	$2,054	$234,537
Interest Expense	(63,185)	(29,810)	(13,678)	(106,673)
Net Interest Income (Expense)	$55,879	$83,609	$(11,624)	$127,864

Average Interest Earning Assets (3) (5)	$2,761,428	$1,086,266	$19,209	$3,866,903
Average Yield on Interest Earning Assets (6)	4.31%	10.44%	10.70%	6.07%
Average Portfolio Financing Cost (7)	(3.42)%	(4.03)%	—	(3.59)%
Portfolio Net Interest Margin (8)	0.89%	6.41%	10.70%	2.48%

Year Ended December 31, 2018

	Single-Family	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$65,928	$76,769	$—	$142,697
Interest Expense	(33,421)	(17,162)	(13,386)	(63,969)
Net Interest Income (Expense)	$32,507	$59,607	$(13,386)	$78,728

Average Interest Earning Assets (3) (5)	$1,807,757	$682,148	$—	$2,489,905
Average Yield on Interest Earning Assets (6)	3.65%	11.25%	—	5.73%
Average Portfolio Financing Cost (7)	(2.73)%	(4.80)%	—	(3.20)%
Portfolio Net Interest Margin (8)	0.92%	6.45%	—	2.53%

(1)The Company, through its ownership of certain securities purchased in the year ended December 31, 2019, has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company’s consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our consolidated financial statements for the year ended December 31, 2019 is set forth below (dollar amounts in thousands):

For the Year Ended December 31, 2019
Interest income, residential loans	$66,253
Interest income, Consolidated SLST	4,764
Interest income, investment securities available for sale	50,992
Interest expense, Consolidated SLST CDOs	(2,945)
Interest income, Single-Family, net	119,064
Interest expense, repurchase agreements	(61,503)
Interest expense, residential loan securitizations	(1,682)
Interest expense, non-Agency RMBS re-securitization	—
Net interest income, Single-Family	$55,879

(2)The Company, through its ownership of certain securities, had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s consolidated financial statements.  Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family portfolio to our consolidated financial statements for the years ended December 31, 2019 and 2018, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Interest income, multi-family loans held in Consolidated K-Series	$535,226	$358,712
Interest income, investment securities available for sale	14,424	10,123
Interest income, preferred equity and mezzanine loan investments	20,899	21,036
Interest expense, Consolidated K-Series CDOs	(457,130)	(313,102)
Interest income, Multi-Family, net	113,419	76,769
Interest expense, repurchase agreements	(29,316)	(14,252)
Interest expense, CMBS re-securitization	(494)	(2,910)
Net interest income, Multi-Family	$83,609	$59,607

(3)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets (for the year ended December 31, 2019) and all Consolidated K-Series assets other than, in each case, those securities actually owned and deposits held by the Company.

(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets was calculated based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets was calculated by dividing our interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost was calculated by dividing our interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures and convertible notes, for the respective periods. For the years ended December 31, 2019 and 2018, respectively, interest expense generated by our subordinated debentures and convertible notes is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Subordinated debentures	$2,865	$2,743
Convertible notes	10,813	10,643
Total	$13,678	$13,386

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

Non-interest Income

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Residential loans	$10,827	$4,495	$6,332
Investment securities and related hedges	21,815	(12,270)	34,085
Total realized gains (losses), net	$32,642	$(7,775)	$40,417

Realized gains on residential loans increased in 2019 due to increased sale and payoff activity in 2019. Realized gains on investment securities and related hedges increased in 2019 due to the sales of certain Freddie Mac-sponsored multi-family loan K-Series first loss POs and IOs resulting in realized gains of $16.8 million and other CMBS and non-Agency RMBS resulting in realized gains of $5.0 million. Also in 2018, the Company liquidated its Agency IO portfolio resulting in a $12.4 million realized loss.

Unrealized Gains, Net

The following table presents the components of unrealized gains, net recognized for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Residential loans	$42,087	$4,096	$37,991
Consolidated SLST	(83)	—	(83)
Consolidated K-Series	23,962	37,581	(13,619)
Investment securities and related hedges	(30,129)	11,104	(41,233)
Total unrealized gains, net	$35,837	$52,781	$(16,944)

The increase in unrealized gains on residential loans in 2019 was primarily due to an increase in loans accounted for at fair value and credit spread tightening.

Unrealized gains on Consolidated K-Series decreased during 2019 due to deceleration in the tightening of credit spreads as compared to the previous period as well as lower unrealized gains on certain Consolidated K-Series investments that were nearing maturity. This decrease was partially offset by unrealized gains on additional Consolidated K-Series investments purchased in 2019.

Unrealized losses on investment securities and related hedges increased in 2019 due to unrealized losses recognized on our interest rate swaps in 2019 and reversals of unrealized losses upon liquidation of the Agency IO portfolio in 2018. The unrealized losses on our interest rate swaps were offset by unrealized gains on our investment securities portfolio (where fair value option was not elected) recorded in OCI.

Income from Equity Investments

The following table presents the components of income from equity investments for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Income from preferred equity investments accounted for as equity (1)	$8,539	$1,437	$7,102
Income from joint venture equity investments in multi-family properties	10,468	8,016	2,452
Income from entities that invest in residential properties and loans	4,619	1,132	3,487
Total income from equity investments	$23,626	$10,585	$13,041

(1)Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

The increase in income from equity investments in 2019 was primarily due to a $7.1 million increase in income from preferred equity investments accounted for as equity due to additional investments made in 2019. The increase was also due to a $3.5 million increase in income recognized on the Company’s equity investments in entities that invest in residential properties and loans, primarily due to an investment added in 2019. Income from joint venture equity investments in multi-family properties increased by $2.5 million in 2019 as a result of increased realized and unrealized gains related to those investments.

Other Income

The following table presents the components of other income for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$3,858	$6,438	$(2,580)
Net (loss) income in Consolidated VIEs (2)	(2,209)	5,401	(7,610)
Miscellaneous income	771	307	464
Total other income	$2,420	$12,146	$(9,726)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)Net (loss) income in Consolidated VIEs excludes income or loss from the Consolidated K-Series and Consolidated SLST and are offset by allocations of losses or increased by allocations of income to non-controlling interests in the respective Consolidated VIEs, resulting in a net loss to the Company of $1.4 million for the year ended December 31, 2019 and net income to the Company of $3.5 million for the year ended December 31, 2018.

The decrease in other income in 2019 is primarily attributable to a decrease of $7.6 million in net income in Consolidated VIEs resulting from sales of real estate held for sale in Consolidated VIEs and realized losses and impairment recognized on real estate under development held in Consolidated VIEs. The decrease in other income was also due to a decrease of $2.6 million in redemption premiums collected from preferred equity and mezzanine loan investments in 2019.
Expenses

The following tables present the components of general, administrative and operating expenses for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$24,006	$14,243	$9,763
Professional fees	4,460	4,468	(8)
Other	7,328	9,161	(1,833)
Total general and administrative expenses	$35,794	$27,872	$7,922

The increase in general and administrative expenses in 2019 was primarily due to an increase in employee headcount as part of the expansion of our investment platforms. This change was partially offset by a decrease in base management and incentive fees (included in "Other" category above) in 2019 due to the termination of our last management agreement and the end of transition services related to that agreement in the second quarter of 2019.

	For the Years Ended December 31,
	2019	2018	$ Change
Operating Expenses
Operating expenses related to portfolio investments	$13,559	$9,270	$4,289
Operating expenses in Consolidated VIEs	482	4,328	(3,846)
Total operating expenses	$14,041	$13,598	$443

The increase in operating expenses related to portfolio investments in 2019 is primarily due to overall growth in the portfolio resulting from the expansion of our investment platforms. Operating expenses in Consolidated VIEs decreased in 2019 as a result of the de-consolidation of the VIEs after the sales of the real estate held by these entities.

Comprehensive Income

The main components of comprehensive income for the years ended December 31, 2019 and 2018, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,835	$79,186	$65,649
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Agency RMBS	38,231	(23,776)	62,007
Non-Agency RMBS	13,843	(3,134)	16,977
CMBS	13,302	(778)	14,080
Total	65,376	(27,688)	93,064
Reclassification adjustment for net gain included in net income	(18,109)	—	(18,109)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	47,267	(27,688)	74,955
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$192,102	$51,498	$140,604

The changes in OCI in 2019 can be attributed primarily to an increase in the fair value of our investment securities where fair value option was not elected due to the expansion of our investment portfolio and general spread tightening. The changes were partially offset by the reclassification of unrealized gains reported in OCI to net income in relation to the sale of certain multi-family CMBS in 2019.

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

Balance Sheet Analysis

As of December 31, 2020, we had approximately $4.7 billion of total assets. Included in this amount is approximately $1.3 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP. As of December 31, 2019, we had approximately $23.5 billion of total assets, $1.3 billion of which represented Consolidated SLST assets that we consolidate in accordance with GAAP and $17.9 billion of which represented assets comprising the Consolidated K-Series that we consolidated in accordance with GAAP. The Company sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series in March 2020 resulting in the de-consolidation of $17.4 billion in multi-family loans. For a reconciliation of our actual interests in the Consolidated K-Series and Consolidated SLST to our financial statements, see “Capital Allocation” and “Comparative Portfolio Net Interest Margin” above.

Residential Loans

Acquired Residential Loans

As of December 31, 2020, all of the Company’s acquired residential loans, including performing, re-performing, and non-performing residential loans and business purpose loans, are presented at fair value on its consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.

The following table details our acquired residential loans by strategy at December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Re-performing residential loan strategy (1)	6,453	$945,625	$945,038	7,713	$1,131,855	$1,098,867
Performing residential loan strategy (2)	3,452	$848,446	$837,343	2,700	$547,379	$533,643

(1)As of December 31, 2019, the Company had 5,696 residential loans within our re-performing residential loan strategy with aggregate unpaid principal of $964.8 million and an aggregate carrying value of $940.1 million accounted for at fair value. The Company also had 2,017 residential loans with aggregate unpaid principal of $167.0 million and an aggregate carrying value of $158.7 million accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of December 31, 2019.
(2)As of December 31, 2019, the Company had 2,534 residential loans within our performing loan strategy with an aggregate unpaid principal balance of $500.1 million and an aggregate carrying value of $489.6 million accounted for at fair value. The Company also had 166 residential loans held in securitization trusts with an aggregate unpaid principal balance of $47.2 million and an aggregate carrying value of $44.0 million accounted for at amortized cost, net as of December 31, 2019.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	December 31, 2020	December 31, 2019
50.00% or less	13.9%	15.4%
50.01% - 60.00%	12.2%	12.6%
60.01% - 70.00%	23.4%	17.9%
70.01% - 80.00%	21.0%	18.5%
80.01% - 90.00%	11.9%	14.5%
90.01% - 100.00%	8.7%	10.0%
100.01% and over	8.9%	11.1%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined loan to value. For business purpose loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2020	December 31, 2019
550 or less	18.9%	22.1%
551 to 600	16.7%	20.4%
601 to 650	15.4%	17.1%
651 to 700	16.0%	14.2%
701 to 750	15.9%	12.1%
751 to 800	13.0%	10.4%
801 and over	4.1%	3.7%
Total	100.0%	100.0%

Current Coupon	December 31, 2020	December 31, 2019
3.00% or less	6.2%	5.1%
3.01% - 4.00%	18.8%	17.1%
4.01% - 5.00%	29.6%	38.4%
5.01% – 6.00%	11.7%	18.1%
6.01% and over	33.7%	21.3%
Total	100.0%	100.0%

Delinquency Status	December 31, 2020	December 31, 2019
Current	85.0%	80.8%
31 – 60 days	3.6%	6.4%
61 – 90 days	1.9%	2.6%
90+ days	9.5%	10.2%
Total	100.0%	100.0%

Origination Year	December 31, 2020	December 31, 2019
2007 or earlier	47.1%	59.3%
2008 - 2016	9.3%	13.8%
2017	3.8%	6.1%
2018	8.0%	11.0%
2019	13.4%	9.8%
2020	18.4%	—
Total	100.0%	100.0%

Consolidated SLST

The Company owns first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans of the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST.

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of December 31, 2020 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $212.1 million. In March 2020, we sold our entire investment in the senior securities issued by Consolidated SLST. As of December 31, 2019, our investment in Consolidated SLST was limited to the RMBS comprised of first loss subordinated securities, IOs and senior securities with an aggregate carrying value of $276.8 million.  For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of December 31, 2020 and 2019, respectively (dollar amounts in thousands, except as noted):

	December 31, 2020	December 31, 2019
Current balance of loans	$1,231,669	$1,322,131
Number of loans	7,645	8,103
Current average loan size	$188,532	$162,804
Weighted average original loan term (in months)	351	351
Weighted average LTV at purchase	67.0%	66.2%
Weighted average credit score at purchase	705	711

Current Coupon:
3.00% or less	2.9%	3.8%
3.01% – 4.00%	36.4%	35.2%
4.01% – 5.00%	40.2%	40.2%
5.01% – 6.00%	12.3%	12.4%
6.01% and over	8.2%	8.4%

Delinquency Status:
Current	63.3%	47.6%
31 - 60	12.4%	35.5%
61 - 90	5.1%	13.1%
90+	19.2%	3.8%

Origination Year:
2005 or earlier	30.9%	30.9%
2006	15.4%	15.4%
2007	20.8%	20.7%
2008 or later	32.9%	33.0%

Geographic state concentration (greater than 5.0%):
California	10.9%	11.0%
Florida	10.5%	10.6%
New York	9.3%	9.1%
New Jersey	7.1%	6.9%
Illinois	6.8%	6.6%

Residential Loans Financing

Repurchase Agreements

As of December 31, 2020, the Company had repurchase agreements with three third-party financial institutions to fund the purchase of residential loans. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements	Carrying Value of Loans Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92
December 31, 2019	$1,200,000	$754,132	$(818)	$753,314	$961,749	3.67%	11.20

(1)Costs related to the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets and are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.
(2)Includes residential loans, at fair value of $575.4 million and $881.2 million at December 31, 2020 and 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.
(3)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2020	$415,625	$407,213	$425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

December 31, 2018	301,956	589,148	589,148
September 30, 2018	179,241	177,378	181,574
June 30, 2018	176,951	192,553	197,263
March 31, 2018	150,537	149,535	153,236

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $213.7 million and $159.7 million, respectively, as of December 31, 2020.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of December 31, 2020 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$975,017	$1,054,335	2.75%	2059
Residential loan securitizations	$557,497	$554,067	3.36%	2025 - 2060

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST.

Consolidated K-Series

In March 2020, in response to the market turmoil related to the COVID-19 pandemic, the Company elected to sell its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. The Consolidated K-Series were comprised of multi-family mortgage loans held in, and related debt issued by, Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our SPEs, owned the first loss POs and, in certain cases, IOs and/or senior or mezzanine securities issued by these securitizations. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we were the primary beneficiary of these securitizations. Accordingly, we were required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our consolidated financial statements. The sales of the first loss POs and certain mezzanine securities issued by the Consolidated K-Series, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of $17.4 billion in multi-family loans held in the Consolidated K-Series and $16.6 billion in CDOs issued by the Consolidated K-Series. Also in March 2020, the Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

As of December 31, 2019, we owned 100% of the first loss POs of the Consolidated K-Series. We did not have any claims to the assets (other than those securities owned by the Company) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series was limited to the multi-family CMBS comprised of first loss POs, and, in certain cases, IOs, senior or mezzanine securities, issued by these K-Series securitizations with an aggregate net carrying value of $1.1 billion as of December 31, 2019. For more information on investment securities held by the Company within the Consolidated K-Series, refer to "Investment Securities" section below.

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

Multi-Family Preferred Equity and Mezzanine Loan Investments
The Company invests in preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets (referred to in this section as “Preferred Equity and Mezzanine Loans”). A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Preferred Equity and Mezzanine Loans for accounting treatment as loans versus equity investments. Preferred Equity and Mezzanine Loans for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in multi-family loans on our consolidated balance sheets. Preferred Equity and Mezzanine Loans where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in equity investments on our consolidated balance sheets.

As of December 31, 2020, one preferred equity investment was greater than 90 days delinquent. In addition, the Company's preferred equity investment in CL Gainesville Associates, LLC ("Campus Lodge") was in forbearance and was subject to a voluntary changeover, where the Company gained the power to direct its activities, resulting in the consolidation of Campus Lodge in our financial statements under GAAP. These investments collectively represent 3.6% of the total fair value of our Preferred Equity and Mezzanine Loans. During the year ended December 31, 2019, there were no impairments with respect to our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	45	$341,266	$340,871	11.53%	6.4
Mezzanine loans	1	5,092	5,031	11.50%	31.3
Preferred equity investment in Consolidated VIE (4)	1	9,434	9,939	11.77%	7.2
Total	47	$355,792	$355,841	11.54%	6.7

	December 31, 2019
	Count	Carrying Amount (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	42	$279,908	$282,064	11.39%	7.8
Mezzanine loans	3	6,220	6,235	11.95%	25.8
Total	45	$286,128	$288,299	11.40%	8.2
(1)Preferred equity and mezzanine loan investments in the amounts of $163.6 million and $180.0 million are included in multi-family loans on the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively. Preferred equity investments in the amounts of $182.8 million and $106.1 million are included in equity investments on the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.
(2)The difference between the fair value and investment amount as of December 31, 2020 consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss. The difference between the carrying amount and the investment amount as of December 31, 2019 consists of any unamortized premium or discount, deferred fees or deferred expenses.
(3)Based upon investment amount and contractual interest or preferred return rate.
(4)Represents the Company's preferred equity investment in Campus Lodge, a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in Campus Lodge to our consolidated financial statements as of December 31, 2020 is shown below (dollar amounts in thousands):

Cash	$452
Operating real estate, net (a)	50,532
Lease intangible, net (a)	1,388
Other assets	1,611
Total assets	53,983

Mortgage payable, net (b)	36,752
Other liabilities	1,426
Total liabilities	38,178

Non-controlling interest in Consolidated VIE	6,371
Preferred equity investment in Consolidated VIE	$9,434

(a)Included in other assets in the accompanying consolidated balance sheets.
(b)Included in other liabilities in the accompanying consolidated balance sheets.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	December 31, 2020	December 31, 2019
60.01% - 70.00%	16.5%	—
70.01% - 80.00%	19.0%	23.4%
80.01% - 90.00%	62.9%	76.6%
90.01% - 100.00%	1.6%	—
Total	100.0%	100.0%

Investment Securities

At December 31, 2020, our investment securities portfolio included Agency RMBS, non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our securities investments also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At December 31, 2020, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of December 31, 2020 as compared to December 31, 2019 is due to our $2.4 billion in asset sales related, in part, to our response to the significant disruption in the financial markets caused by the COVID-19 pandemic and opportunistic dispositions, including $1.1 billion of Agency securities (including Agency RMBS issued by Consolidated SLST), $555.2 million of first loss POs and certain mezzanine securities issued by the Consolidated K-Series, $433.1 million of non-Agency RMBS and $248.7 million of CMBS. The decrease in carrying value was also due to a decline in the fair value of a number of our investment securities since December 31, 2019 as a result of the ongoing pandemic.

The following tables summarize our investment securities portfolio as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$133,231	$138,541	$854	$—	$139,395	2.00%	1.38%	$—
Total Agency RMBS	133,231	138,541	854	—	139,395	2.00%	1.38%	—
Non-Agency RMBS
Senior	104,192	104,457	4	(1,822)	102,639	4.13%	4.27%	—
Mezzanine	191,389	188,691	4,332	(5,049)	187,974	4.19%	4.80%	—
Subordinated	48,198	48,196	170	—	48,366	4.63%	5.33%	—
IO	472,049	25,976	—	(9,289)	16,687	0.44%	5.91%	—
Total Non-Agency RMBS	815,828	367,320	4,506	(16,160)	355,666	1.83%	4.74%	—
CMBS
Mezzanine	106,153	101,221	5,440	(2,276)	104,385	4.24%	4.73%	—
Subordinated	6,000	6,000	—	(1,080)	4,920	8.00%	8.00%	—
IO	12,245,039	75,233	2,277	(375)	77,135	0.10%	4.53%	—
Total CMBS	12,357,192	182,454	7,717	(3,731)	186,440	0.14%	4.73%	—
ABS
Residuals	113	34,139	9,086	—	43,225	—	12.93%	—
Total ABS	113	34,139	9,086	—	43,225	—	12.93%	—
Total - AFS	$13,306,364	$722,454	$22,163	$(19,891)	$724,726	0.48%	5.35%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,651	$213,593	$—	$(29,556)	$184,037	4.66%	4.92%	$—
IO	208,932	30,708	—	(2,601)	28,107	3.50%	8.38%	—
Total - Non-Agency RMBS	465,583	244,301	—	(32,157)	212,144	4.13%	5.38%	—
Total - Consolidated SLST	$465,583	$244,301	$—	$(32,157)	$212,144	4.13%	5.38%	$—
Total Investment Securities	$13,771,947	$966,755	$22,163	$(52,048)	$936,870	0.55%	5.35%	$—

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

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increasing haircuts and reducing security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the entire mortgage REIT industry. In response, the Company completely eliminated its securities repurchase agreement exposure in 2020. The Company will continue to evaluate the securities repurchase agreement market before increasing its exposure in the future.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2020, 2019 and 2018 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2020	$—	$—	$—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

December 31, 2018	1,372,459	1,543,577	1,543,577
September 30, 2018	1,144,080	1,130,659	1,163,683
June 30, 2018	1,230,648	1,179,961	1,279,121
March 31, 2018	1,287,939	1,287,314	1,297,949

Non-Agency RMBS Re-Securitization

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio. The Company received net cash proceeds of approximately $109.0 million after deducting expenses associated with the re-securitization transaction. The Company had a net investment in the re-securitization of $94.3 million as of December 31, 2020.

The following table summarizes the non-Agency RMBS re-securitization as of December 31, 2020 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value (1)	Pass-through Rate of Notes (2)	Stated Maturity Date
Non-Agency RMBS re-securitization	$15,449	$15,256	One-month LIBOR plus 5.25%	2025

(1)Classified as a collateralized debt obligation in the liability section of the Company's accompanying consolidated balance sheets. The re-securitization is non-recourse debt for which the Company has no obligation.
(2)Represents the pass-through rate through the payment date in December 2021. Pass-through rate increases to one-month LIBOR plus 7.75% for payment dates in or after January 2022.

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Equity Investments

The Company's joint venture equity investment in an entity that owned a multi-family real estate asset was redeemed during the year ended December 31, 2020. We received variable distributions from this investment on a pari passu basis based upon property performance and recorded our position at fair value. The following table summarizes our multi-family joint venture equity investment as of December 31, 2019 (dollar amounts in thousands):

		December 31, 2019
	Property Location	Ownership Interest	Carrying Amount
The Preserve at Port Royal Venture, LLC	Port Royal, SC	77%	$18,310

Equity Investments in Entities That Invest in Residential Properties and Loans

The Company has ownership interests in entities that invest in residential properties and loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

		December 31, 2020		December 31, 2019
	Strategy	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$13,040	11%	$11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	49%	63,290	49%	53,776
Total			$76,330		$65,572

Derivative Assets and Liabilities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs.

Our derivative instruments were comprised of interest rate swaps that we used to hedge variable cash flows associated with our variable rate borrowings. We typically paid a fixed rate and received a floating rate based on one- or three- month LIBOR, on the notional amount of the interest rate swaps. The floating rate we received under our swap agreements had the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Derivative financial instruments may contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. All of the Company’s interest rate swaps were cleared through CME Group Inc. (“CME Clearing”) which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million for the year ended December 31, 2020. We did not recognize any realized gains or losses during the year ended December 31, 2019.

We recognized unrealized losses of $30.7 million for the year ended December 31, 2019. Unrealized gains and losses include the change in market value, period over period, generally as a result of changes in interest rates and reversals of previously recognized unrealized gains or losses upon termination.

Debt

The Company’s debt as of December 31, 2020 included Convertible Notes and subordinated debentures.

Convertible Notes

As of December 31, 2020, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding, due on January 15, 2022. The Convertible Notes were issued at a discount with a total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of December 31, 2020, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.07% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The Company’s stockholders’ equity at December 31, 2020 was $2.3 billion and included $1.0 million of accumulated OCI. The accumulated OCI at December 31, 2020 consisted primarily of $2.0 million in net unrealized gains related to our CMBS partially offset by $1.0 million in net unrealized losses related to our non-Agency RMBS. The Company's stockholders’ equity at December 31, 2019 was $2.2 billion and included $25.1 million of accumulated OCI. The accumulated OCI at December 31, 2019 consisted primarily of $12.6 million in net unrealized gains related to our CMBS and $12.5 million in net unrealized gains related to our non-Agency RMBS.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may generate liquidity through the sale of assets from our investment portfolio.

As discussed throughout this Annual Report on Form 10-K, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets have negatively affected and may negatively affect our liquidity in the future. In March 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 23, 2020, we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

In response to these conditions, we have focused on improving liquidity and long-term capital preservation by taking the actions described below. Starting March 23, 2020 and through the period ended June 30, 2020, we sold a total of $2.1 billion in assets, including the sale of 100% of our Agency securities portfolio held at that time, all of our first loss multi-family POs and a portion of our non-Agency RMBS, CMBS and residential loan portfolios for proceeds of $1.1 billion, $555.2 million, $168.8 million, $138.1 million and $93.8 million, respectively. By April 7, 2020, we were again current with our repurchase payment obligations and no longer in a position to need forbearance agreements from our repurchase agreement counterparties. During the third and fourth quarters of 2020, we selectively disposed of non-Agency RMBS and CMBS for total proceeds of $375.0 million. Moreover, during the second, third and fourth quarters of 2020, we completed three securitization transactions generating net proceeds to us of $649.4 million. We used the proceeds from these sales and securitization transactions to pay down our repurchase agreement financing, reducing our portfolio leverage to 0.2 times as of December 31, 2020. At December 31, 2020, we had $293.2 million of cash and cash equivalents, $827.7 million of unencumbered securities (including the securities we own in Consolidated SLST), $515.5 million of unencumbered residential loans and $346.4 million of unencumbered preferred equity investments in and mezzanine loans to owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of December 31, 2020, approximately 2% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us and one loan is in a forbearance arrangement with us. These loans represent 3.6% of our total preferred equity and mezzanine loan investment portfolio. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio during the year ended December 31, 2020, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become further constrained from the ongoing impacts of the COVID-19 pandemic. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we have recently placed and expect in the future to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations and other term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed five non-mark-to-market financings since June 2020, including two non-mark-to-market repurchase agreement financings with new and existing counterparties.

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

Cash Flows and Liquidity for the Year Ended December 31, 2020

During the year ended December 31, 2020, net cash, cash equivalents and restricted cash increased by $182.9 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $110.8 million during the year ended December 31, 2020. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments and derivatives.

Cash Flows from Investing Activities

During the year ended December 31, 2020, our net cash flows provided by investing activities were $2.1 billion, primarily as a result of sales of Agency RMBS and Agency CMBS, including securities issued by Consolidated SLST and the Consolidated K-Series, sales of non-Agency RMBS and CMBS, sales of first loss POs and certain mezzanine securities issued by the Consolidated K-Series and sales of residential loans compounded by principal repayments and refinancing of residential loans and principal paydowns or repayments of investment securities and equity, preferred equity and mezzanine loan investments. These sales and repayments were partially offset by purchases of residential loans, RMBS, CMBS, and funding of preferred equity investments during the period, reflecting our continued focus on single-family residential and multi-family investment strategies.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions, as was the case in March 2020. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received on multi-family loans held in the Consolidated K-Series, principal repayments received from residential loans and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

As presented in the “Supplemental Disclosure - Non-Cash Investment Activities” subsection of our consolidated statements of cash flows, during the year ended December 31, 2020, we de-consolidated certain multi-family securitization trusts which represent significant non-cash transactions that were not included in cash flows provided by investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2020, our cash flows used in financing activities were $2.0 billion. The main uses of cash flows with respect to financing activities were primarily payments made on repurchase agreements partially offset by net proceeds from various issuances of our common stock and CDOs.

Liquidity – Financing Arrangements

As of December 31, 2020, we had no amounts outstanding under short-term repurchase agreements on our investment securities. These repurchase agreements are typically secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At December 31, 2020, we had longer-term repurchase agreements with terms of up to two years with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. In the third and fourth quarters of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of December 31, 2020, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $168.2 million, which represents the difference between the carrying value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At December 31, 2020, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company’s common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At December 31, 2020, we also had other longer-term debt, including Consolidated SLST CDOs outstanding of $1.1 billion (which represent obligations of Consolidated SLST) and other CDOs outstanding of $569.3 million. These CDOs are collateralized by residential loans and non-Agency RMBS.

As of December 31, 2020, our total leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by our total stockholders' equity, was approximately 0.3 to 1. Our overall leverage ratio does not include debt associated with CDOs or other non-recourse debt to the Company. As of December 31, 2020, our leverage ratio on our shorter-term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders’ equity, was approximately 0.2 to 1. We monitor all at risk or short-term financings to enable us to respond to market disruptions as they arise.

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

The following table details the Company's public offerings of common stock during the year ended December 31, 2020 (dollar amounts in thousands):

Offering Type	Shares Issued	Net Proceeds (1)
Public offerings of common stock in January and February 2020	85,100,000	$511,924

(1)Proceeds are net of underwriting discounts and commissions and offering expenses, as applicable.

Dividends

For information regarding the declaration and payment of dividends on our common stock and preferred stock for the periods covered by this report, please see Note 15 to our consolidated financial statements included in this report.

Our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on our earnings and financial condition, capital requirements, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. Our dividend policy does not constitute an obligation to pay dividends.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2020 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$1,710	$3,453	$3,152	$5,095	$13,410
Repurchase agreements (1)	366,489	52,437	—	—	418,926
Subordinated debentures (1)	1,860	3,720	3,726	62,709	72,015
Convertible notes (1)	8,625	142,313	—	—	150,938
Employment agreements	900	—	—	—	900
Total contractual obligations (2)	$379,584	$201,923	$6,878	$67,804	$656,189

(1)Amounts include projected interest payments during the period. Projected interest payments are based on interest rates in effect and outstanding balances as of December 31, 2020.
(2)We exclude our CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and non-Agency RMBS held in securitization trusts. See Note 11 in the Notes to Consolidated Financial Statements for further information regarding our CDOs.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of December 31, 2020 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(16,339)
+100	$(3,970)
-100	$(154)

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

The interest rates for certain of our investments and a majority of our financing transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that throughout 2021, we will work closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

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

As discussed throughout this Annual Report on Form 10-K, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Because of this, we intend to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the other information in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio during the year ended December 31, 2020, we expect delinquencies, defaults and requests for forbearance arrangements to rise as savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See Item 1A, "Risk Factors" and Item 7,“Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report on Form 10-K and for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers or operating partners.

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

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic created unprecedented illiquidity and volatility in the financial markets. As a result, our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of December 31, 2020 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of December 31, 2020, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(63,808)	2.66
+100	$(40,842)	2.37
Base		2.95
-100	$63,651	2.62

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to these tumultuous market conditions, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have subsided somewhat during the year ended December 31, 2020, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2021 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

See the accompanying Index to Financial Statement Schedule on Page F-1.

(b)Exhibits.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.17.

Exhibit	Description
3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

3.3	Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4	Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5	Articles Supplementary classifying and designating the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

3.6	Articles Supplementary classifying and designating the Company’s 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

3.7	Articles Supplementary classifying and designating 2,460,000 additional shares of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.8	Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.9	Articles Supplementary classifying and designating the Company's 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series E Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

3.10	Articles Supplementary classifying and designating 3,000,000 additional shares of the Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111668) filed with the Securities and Exchange Commission on June 18, 2004).

4.2	Form of Certificate representing the Series B Preferred Stock Certificate (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

4.3	Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

4.4	Form of Certificate representing the Series D Preferred Stock (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

4.5	Form of Certificate representing the Series E Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

4.6	Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.7	First Supplemental Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

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

4.9	Description of the Company’s securities under Section 12 of the Exchange Act.

10.1	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

10.2
Amendment No. 1 to the New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2019).

10.3
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.4
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

10.6
The Company’s 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.7
Form of 2018 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).

10.8
The Company's Amended and Restated 2019 Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2019).

10.9
Form of 2019 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019).

10.10
The Company’s 2020 Annual Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.11
Form of 2020 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.12
Form of 2020 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.13
Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.14	Form of 2021 Performance Stock Unit Award Agreement.*

10.15	Form of 2021 Restricted Stock Unit Award Agreement. *

10.16	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

10.17
Equity Distribution Agreement, dated August 10, 2017, by and between the Company and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.18
Amendment No. 1 to Equity Distribution Agreement, dated September 10, 2018, between New York Mortgage Trust, Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

10.19
Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

10.20
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

*Filed herewith.

**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 26, 2021	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2021	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chairman of the Board and Chief Executive Officer	February 26, 2021
Steven R. Mumma	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 26, 2021
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Jason T. Serrano	President and Director	February 26, 2021
Jason T. Serrano

/s/ Michael B. Clement	Director	February 26, 2021
Michael B. Clement

/s/ Alan L. Hainey	Director	February 26, 2021
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 26, 2021
Steven G. Norcutt

/s/ David R. Bock	Director	February 26, 2021
David R. Bock

/s/ Lisa A. Pendergast	Director	February 26, 2021
Lisa A. Pendergast

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2020

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relate.

Fair value measurements of Residential Loans
As described further in Notes 2 and 3 to the financial statements, the Company holds residential loans, including performing, re-performing and non-performing residential loans and business purpose loans (“Residential Loans”), which are recorded at fair value, using a fair value option election on a recurring basis. The Company determines the fair value measurement after considering valuations obtained from a third party that specializes in providing valuations of residential loans. We identified the fair value measurement of Residential Loans as a critical audit matter.

The principal considerations for our determination that the fair value measurement of Residential Loans was a critical audit matter are that the assets are priced using unobservable inputs as they trade infrequently. As such, the fair value measurement requires management to make complex judgments in order to identify and select the appropriate model and significant assumptions, which may include forecast prepayment rates, default rates, discount rates and rates for loss upon default, collateral values and collateral disposal costs. In addition, the fair value measurements of Residential Loans are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor subjectivity.

Our audit procedures related to the fair value measurement of Residential Loans included the following, among others. We tested the design and operating effectiveness of relevant controls performed by management relating to the fair value measurement of Residential Loans. We also involved a valuation specialist to independently determine the fair value measurement of the Residential Loans and compared them to management’s fair value measurement for reasonableness and tested the accuracy of the inputs used by management in the fair value measurement.

Fair value measurements of certain interest only and first loss subordinated securities issued by a Freddie Mac-sponsored residential loan securitization entity (“Consolidated SLST”) holding residential loans

As described further in Notes 2 and 3 to the financial statements, the Company owns investment securities, including interest only and first loss subordinated securities which are recorded at fair value on a recurring basis. Some of these investment securities result in the consolidation of the underlying securitization entity as required by Accounting Standards Codification 810, Consolidation. The Company has elected to account for the consolidated securitization entity as Collateralized Finance Entity (“CFE”) and has elected to measure the financial assets of its CFE using the fair value of the financial liabilities issued by that entity, which management has determined to be more observable. The interest only and first loss subordinated securities issued by Consolidated SLST, are priced individually by the Company utilizing market comparable pricing and discounted cash flow analysis valuation techniques. We identified the fair value measurement of these interest only and first loss subordinated securities in Consolidated SLST (“SLST Investments”) as a critical audit matter.

The principal considerations for our determination that the fair value measurement of the SLST Investments is a critical audit matter are that there is limited observable market data available for these SLST Investments as they trade infrequently. As such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions, which may include the discount rate, prepayment rate, default rate and loss severity. In addition, the fair value measurements of the SLST Investments are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor subjectivity.

Our audit procedures related to the fair value measurement of SLST Investments included the following, among others. We tested the design and operating effectiveness of relevant controls performed by management relating to the fair value measurement of the SLST Investments. We also involved a valuation specialist to independently determine the fair value measurement of the SLST Investments and compared them to management’s fair value measurement for reasonableness.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

New York, New York
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 26, 2021

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Residential loans ($3,049,166 at fair value as of December 31, 2020 and $2,758,640 at fair value and $202,756 at amortized cost, net as of December 31, 2019)	$3,049,166	$2,961,396
Multi-family loans ($163,593 at fair value as of December 31, 2020 and $17,816,746 at fair value and $180,045 at amortized cost, net as of December 31, 2019)	163,593	17,996,791
Investment securities available for sale, at fair value	724,726	2,006,140
Equity investments ($259,095 at fair value as of December 31, 2020 and $83,882 at fair value and $106,083 at amortized cost, net as of December 31, 2019)	259,095	189,965
Derivative assets	—	15,878
Cash and cash equivalents	293,183	118,763
Goodwill	—	25,222
Other assets	165,824	169,214
Total Assets (1)	$4,655,587	$23,483,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$405,531	$3,105,416
Collateralized debt obligations ($1,054,335 at fair value and $569,323 at amortized cost, net as of December 31, 2020 and $17,777,280 at fair value and $40,429 at amortized cost, net as of December 31, 2019)	1,623,658	17,817,709
Convertible notes	135,327	132,955
Subordinated debentures	45,000	45,000
Other liabilities	138,498	177,260
Total liabilities (1)	2,348,014	21,278,340
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 shares issued and outstanding ($521,822 aggregate liquidation preference)	504,765	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 377,744,476 and 291,371,039 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3,777	2,914
Additional paid-in capital	2,342,934	1,821,785
Accumulated other comprehensive income	994	25,132
Accumulated deficit	(551,268)	(148,863)
Company's stockholders' equity	2,301,202	2,205,733
Non-controlling interest in consolidated variable interest entities	6,371	(704)
Total equity	2,307,573	2,205,029
Total Liabilities and Stockholders' Equity	$4,655,587	$23,483,369

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2020 and December 31, 2019, assets of consolidated VIEs totaled $2,150,984 and $19,270,384, respectively, and the liabilities of consolidated VIEs totaled $1,667,306 and $17,878,314, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
NET INTEREST INCOME:
Interest income	$350,161	$694,614	$455,799
Interest expense	223,068	566,750	377,071
Total net interest income	127,093	127,864	78,728

NON-INTEREST (LOSS) INCOME:
Realized (losses) gains, net	(148,058)	32,642	(7,775)
Realized loss on de-consolidation of Consolidated K-Series	(54,118)	—	—
Unrealized (losses) gains, net	(160,161)	35,837	52,781
Income from equity investments	26,670	23,626	10,585
Impairment of goodwill	(25,222)	—	—
Loss on extinguishment of collateralized debt obligations	—	(2,857)	—
Recovery of (provision for) loan losses	—	2,780	(1,257)
Other income	1,097	2,420	12,146
Total non-interest (loss) income	(359,792)	94,448	66,480

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	42,228	35,794	27,872
Operating expenses	12,335	14,041	13,598
Total general, administrative and operating expenses	54,563	49,835	41,470

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(287,262)	172,477	103,738
Income tax expense (benefit)	981	(419)	(1,057)

NET (LOSS) INCOME	(288,243)	172,896	104,795
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(267)	840	(1,909)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(288,510)	173,736	102,886
Preferred stock dividends	(41,186)	(28,901)	(23,700)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(329,696)	$144,835	$79,186

Basic (loss) earnings per common share	$(0.89)	$0.65	$0.62
Diluted (loss) earnings per common share	$(0.89)	$0.64	$0.61
Weighted average shares outstanding-basic	371,004	221,380	127,243
Weighted average shares outstanding-diluted	371,004	242,596	147,450

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(329,696)	$144,835	$79,186
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(31,654)	65,376	(27,688)
Reclassification adjustment for net loss (gain) included in net (loss) income	7,516	(18,109)	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(24,138)	47,267	(27,688)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(353,834)	$192,102	$51,498

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2017	$1,119	$289,755	$751,155	$(75,717)	$5,553	$971,865	$4,136	$976,001
Net income	—	—	—	102,886	—	102,886	1,909	104,795
Common stock issuance, net	434	—	259,657	—	—	260,091	—	260,091
Stock based compensation expense, net	3	—	2,579	—	—	2,582	—	2,582
Dividends declared on common stock	—	—	—	(106,647)	—	(106,647)	—	(106,647)
Dividends declared on preferred stock	—	—	—	(23,700)	—	(23,700)	—	(23,700)
Decrease in fair value of available for sale securities	—	—	—	—	(27,688)	(27,688)	—	(27,688)
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(5,141)	(5,141)
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income (loss)	—	—	—	173,736	—	173,736	(840)	172,896
Common stock issuance, net	1,352	—	803,033	—	—	804,385	—	804,385
Preferred stock issuance, net	—	215,010	—	—	—	215,010	—	215,010
Stock based compensation expense, net	6	—	5,361	—	—	5,367	—	5,367
Dividends declared on common stock	—	—	—	(190,520)	—	(190,520)	—	(190,520)
Dividends declared on preferred stock	—	—	—	(28,901)	—	(28,901)	—	(28,901)
Reclassification adjustment for net gain included in net income	—	—	—	—	(18,109)	(18,109)	—	(18,109)
Increase in fair value of available for sale securities	—	—	—	—	65,376	65,376	—	65,376
Decrease in non-controlling interest related to distributions from and de-consolidation of variable interest entities	—	—	—	—	—	—	(768)	(768)
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net (loss) income	—	—	—	(288,510)	—	(288,510)	267	(288,243)
Common stock issuance, net	851	—	511,239	—	—	512,090	—	512,090

Stock based compensation expense, net	12	—	9,910	—	—	9,922	—	9,922
Dividends declared on common stock	—	—	—	(84,993)	—	(84,993)	—	(84,993)
Dividends declared on preferred stock	—	—	—	(41,186)	—	(41,186)	—	(41,186)
Reclassification adjustment for net loss included in net loss	—	—	—	—	7,516	7,516	—	7,516
Decrease in fair value of available for sale securities	—	—	—	—	(31,654)	(31,654)	—	(31,654)
Increase in non-controlling interest related to initial consolidation of variable interest entities	—	—	—	—	—	—	6,808	6,808
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(288,243)	$172,896	$104,795
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization (accretion)	14,744	(55,629)	(29,338)
Realized losses (gains), net	148,058	(32,642)	7,775
Realized loss on de-consolidation of Consolidated K-Series	54,118	—	—
Unrealized losses (gains), net	160,161	(35,837)	(52,781)
Impairment of goodwill	25,222	—	—
Gain on sale of real estate held for sale in Consolidated VIEs	—	(1,580)	(2,328)
Impairment of real estate under development in Consolidated VIEs	1,754	1,872	2,764
Loss on extinguishment of collateralized debt obligations	—	2,857	—
(Recovery of) provision for loan losses	—	(2,780)	1,257
Income from preferred equity, mezzanine loan and equity investments	(48,667)	(47,840)	(37,922)
Distributions of income from preferred equity, mezzanine loan and equity investments	24,430	24,848	29,358
Stock based compensation expense, net	9,922	5,367	2,582
Changes in operating assets and liabilities:
Other assets	66,076	(41,525)	(12,471)
Other liabilities	(56,820)	45,094	10,486
Net cash provided by operating activities	110,755	35,101	24,177

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	1,820,194	97,951	26,899
Principal paydowns received on investment securities	189,732	227,397	234,438
Purchases of investment securities	(586,640)	(753,734)	(393,663)
Purchases of investments held in Consolidated SLST	—	(277,339)	—
Principal repayments received on residential loans	429,575	184,546	63,933
Proceeds from sales of residential loans	96,892	71,969	91,405
Purchases of residential loans	(569,157)	(829,519)	(688,750)
Principal repayments received on preferred equity and mezzanine loan investments	28,179	42,249	56,718
Return of capital from equity investments	17,432	13,617	14,973
Funding of preferred equity, mezzanine loan and equity investments	(80,500)	(163,883)	(112,452)
Proceeds from sales resulting in de-consolidation of Consolidated K-Series	555,218	—	—
Principal repayments received on multi-family loans held in Consolidated K-Series	239,796	992,912	137,820
Purchases of investments held in Consolidated K-Series	—	(346,235)	(112,214)
Net payments (made on) received from derivative instruments settled during the period	(28,233)	(36,337)	747
Proceeds from sale of real estate owned	5,751	4,873	5,120
Cash received from initial consolidation of VIEs	327	—	—
Net proceeds from sale of real estate held for sale in Consolidated VIEs	—	3,587	33,192
Capital expenditures on operating real estate and real estate held for sale in Consolidated VIEs	(206)	(128)	(457)
Purchases of other assets	(477)	(991)	(183)
Net cash provided by (used in) investing activities	2,117,883	(769,065)	(642,474)

Cash Flows from Financing Activities:
Net (payments made on) proceeds received from repurchase agreements	(2,701,812)	972,207	704,763
Proceeds from issuance of collateralized debt obligations, net	649,357	—	—
Common stock issuance, net	511,924	804,398	260,091
Preferred stock issuance, net	—	215,073	—
Dividends paid on common stock	(105,492)	(163,364)	(97,911)
Dividends paid on preferred stock	(41,065)	(24,651)	(23,760)
Payments made on and extinguishment of collateralized debt obligations	(121,812)	(58,217)	(58,220)
Payments made on Consolidated K-Series CDOs	(147,376)	(992,075)	(137,803)

Payments made on Consolidated SLST CDOs	(89,484)	(2,918)	—
Payments made on mortgages and notes payable in Consolidated VIEs	—	(4,022)	(27,067)
Proceeds received from mortgages and notes payable in Consolidated VIEs	—	—	1,154
Net cash (used in) provided by financing activities	(2,045,760)	746,431	621,247
Net Increase in Cash, Cash Equivalents and Restricted Cash	182,878	12,467	2,950
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	121,612	109,145	106,195
Cash, Cash Equivalents and Restricted Cash - End of Period	$304,490	$121,612	$109,145

Supplemental Disclosure:
Cash paid for interest	$292,059	$622,720	$430,121
Cash paid for income taxes	$1,521	$21	$1,711

Non-Cash Investment Activities:
De-consolidation of multi-family loans held in Consolidated K-Series	$17,381,483	$—	$—
De-consolidation of Consolidated K-Series CDOs	$16,612,093	$—	$—
Consolidation of multi-family loans held in Consolidated K-Series	$—	$6,599,974	$2,294,544
Consolidation of Consolidated K-Series CDOs	$—	$6,253,739	$2,182,330
Consolidation of residential loans held in Consolidated SLST	$—	$1,333,060	$—
Consolidation of Consolidated SLST CDOs	$—	$1,055,720	$—
Transfer from residential loans to real estate owned	$8,509	$6,105	$7,998

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$37,774	$58,274	$31,118
Dividends declared on preferred stock to be paid in subsequent period	$10,297	$10,175	$5,925
Mortgages and notes payable assumed by purchaser of real estate held for sale in Consolidated VIEs	$—	$27,260	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$293,183	$118,763	$103,724
Restricted cash included in other assets	11,307	2,849	5,421
Total cash, cash equivalents, and restricted cash	$304,490	$121,612	$109,145

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

1.Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

The Company conducts its business through the parent company, New York Mortgage Trust, Inc., and several subsidiaries, including taxable REIT subsidiaries (“TRSs”), qualified REIT subsidiaries (“QRSs”) and special purpose subsidiaries established for securitization purposes. The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

COVID-19 Impact

The novel coronavirus (“COVID-19”) pandemic materially adversely impacted our business beginning in mid-march 2020, has contributed to significant volatility in global financial and credit markets and continues to adversely impact the U.S. and world economies. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although market conditions for our business have improved in quarters subsequent to March 2020, the pandemic continues to negatively weigh on markets and world economies. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains uncertain.

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
“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate in our financial statements in accordance with GAAP;
“second mortgages” refers to liens on residential properties that are subordinate to more senior mortgages or loans;
“business purpose loans” refers to short-term loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit; and
“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs and senior securities that we consolidate in our financial statements in accordance with GAAP.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its residential loans, multi-family loans, certain equity investments and Consolidated SLST CDOs. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

On November 12, 2020, the Company determined that it became the primary beneficiary of CL Gainesville Associates, LLC ("Campus Lodge"), a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated Campus Lodge into its consolidated financial statements in accordance with ASC 810, Consolidation ("ASC 810") (see Note 7).

As of December 31, 2019, the Company, or one of its “special purpose entities” (“SPEs”), owned the first loss POs, certain IOs, and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, consolidated these securitizations, including their assets, liabilities, income and expenses in the Company's financial statements. In response to market conditions associated with the COVID-19 pandemic and the Company's intention to improve its liquidity, in March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO (see Note 4).

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. In May 2016, the Company acquired the outstanding membership interests in RiverBanc LLC (“RiverBanc”), RB Multifamily Investors LLC and RB Development Holding Company, LLC (“RBDHC”) that were not previously owned by the Company. These transactions were accounted for by applying the acquisition method for business acquisitions under ASC 805, Business Combinations ("ASC 805"). Goodwill in the amount of $25.2 million as of December 31, 2019 related to these transactions and the inclusion of these entities in the Company’s multifamily investment reporting unit.

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

The Company’s annual evaluation of goodwill as of October 1, 2019 indicated no impairment. However, financial, credit and mortgage-related asset markets experienced significant volatility as a result of the spread of COVID-19, which in turn put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. In response to these conditions and the Company's intention to improve its liquidity, in March 2020, the Company sold, among other things, its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. The Company considered qualitative indicators such as macroeconomic conditions, disruptions in equity and credit markets, REIT-specific market considerations, and changes in the net assets in the multi-family investment reporting unit to determine that a quantitative assessment of the fair value of the reporting unit was necessary. The Company performed its quantitative analysis by updating its discounted cash flow projection for the multi-family investment reporting unit for the reduced investment portfolio. This analysis yielded an impairment of the entire goodwill balance reported as a $25.2 million impairment of goodwill on the accompanying consolidated statements of operations for the year ended December 31, 2020.

Residential Loans – The Company’s acquired residential loans, including performing, re-performing and non-performing first-lien residential loans, second mortgages and business purpose loans are presented at fair value as of December 31, 2020 on the accompanying consolidated balance sheets. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. The Company has elected the fair value option for residential loans either at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”) or following the adoption of Accounting Standards Update ("ASU") 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), effective January 1, 2020. As of December 31, 2020, residential loans on the accompanying consolidated balance sheets includes those residential loans previously accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and the Company's residential loans held in securitization trusts, both previously carried at amortized cost, net.

As of December 31, 2020 and 2019, residential loans included seasoned re-performing and non-performing residential loans held in a Freddie Mac-sponsored residential loan securitization, of which we own or have owned the first loss subordinated securities and certain IOs and senior securities issued by this securitization, and that we consolidate in our financial statements in accordance with GAAP (“Consolidated SLST”). Based on a number of factors, management determined that the Company was the primary beneficiary of Consolidated SLST and met the criteria for consolidation and, accordingly, has consolidated the securitization, including its assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within Consolidated SLST, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity (“CFE”) using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the related securitization trust is considered a qualifying CFE, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of its residential collateralized debt obligations and the Company's investment in the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

Interest income is accrued and recognized as revenue when earned according to the terms of the residential loans and when, in the opinion of management, it is collectible. Residential loans are considered past due when they are 30 days past their contractual due date, and are placed on nonaccrual status when delinquent for more than 90 days or when, in management's opinion, the interest is not collectible in the normal course of business. Interest accrued but not yet collected at the time loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.

Premiums and discounts associated with the purchase of residential loans are amortized or accreted into interest income over the life of the related loan using the effective interest method. Any premium amortization or discount accretion is reflected as a component of interest income on the accompanying consolidated statements of operations.

Prior to January 1, 2020, certain of the residential loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it was probable that the Company would not collect all contractually required principal payments, were accounted for under ASC 310-30. Management evaluated whether there was evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Loans considered credit impaired were recorded at fair value at the date of acquisition, with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflected the original investment, plus accretion income, less principal and interest cash flows received. As of December 31, 2019, these residential loans are presented on the accompanying consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

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

Under ASC 310-30, management monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

Disposal of a residential loan accounted for under ASC 310-30, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the loan pool at its allocated carrying amount. In the event of a sale of the loan and receipt of payment (in full or partial) from the borrower, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the allocated carrying amount of the acquired residential loan. In the case of a foreclosure, an individual loan is removed from the pool and a loss on sale is recognized if the carrying value exceeds the fair value of the collateral less costs to sell. A gain is not recognized if the fair value of collateral less costs to sell exceeds the carrying value.

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

Residential loans accounted for under ASC 310-30 subject to modification are not removed from the pool even if those loans would otherwise be considered troubled debt restructurings because the pool, and not the individual loan, represents the unit of account.

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the acquired residential loan. In the case of a foreclosure, a loss is recognized if the carrying value exceeds the fair value of the underlying collateral less costs to sell. A gain is not recognized if the fair value of underlying collateral less costs to sell exceeds the carrying value.

Prior to January 1, 2020, the Company also accounted for certain residential loans held in securitization trusts at amortized cost, net. These loans are comprised of certain ARMs transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests and are included in residential loans on the accompanying consolidated balance sheets. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. As of December 31, 2019, these loans were carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

The Company established an allowance for loan losses based on management’s judgment and estimate of expected credit losses inherent in our portfolio of residential loans held in securitization trusts, net. Estimation involved the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower’s current economic condition and other factors deemed to warrant consideration. Additionally, management looked at the balance of any delinquent loan and compared that to the current value of the collateralizing property. Management utilized various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a broker in the property’s area.

Multi-Family Loans – As of December 31, 2020 and 2019, multi-family loans included preferred equity investments in, and mezzanine loans to, entities that have multi-family real estate assets. As of December 31, 2019, multi-family loans also included those multi-family loans held in the Consolidated K-Series, of which we, or one of our SPEs, owned the first loss POs and certain IOs and certain senior or mezzanine securities issued by those securitizations, and that we consolidated in our financial statements in accordance with GAAP.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Effective January 1, 2020, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at fair value. The Company elected the fair value option for its preferred equity investments in and mezzanine loan investments because the Company determined that such presentation represents the underlying economics of the respective investment. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

As of December 31, 2019, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, were stated at unpaid principal balance, adjusted for any unamortized premium or discount and deferred fees or expenses, net of valuation allowances. Management evaluated the collectability of both interest and principal of each of these loans, if circumstances warranted, to determine whether they were impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.

Preferred equity and mezzanine loan investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Equity Investments.”

As of December 31, 2019, multi-family loans included those loans held in the Consolidated K-Series. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated CFE using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Consolidated K-Series are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in the Consolidated K-Series based on the fair value of the multi-family collateralized debt obligations issued by the Consolidated K-Series and the Company's investments in these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

Interest income is accrued and recognized as revenue when earned according to the terms of the multi-family loans held in the Consolidated K-Series and when, in the opinion of management, it is collectible. The accrual of interest on these loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business.

Investment Securities Available for Sale – The Company’s investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include non-Agency RMBS and CMBS (collectively, "CECL Securities"). Beginning in the fourth quarter of 2019, the Company made a fair value election at the time of acquisition of newly purchased investment securities pursuant to ASC 825. The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

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

When the fair value of a CECL security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, the Company recognizes a loss through earnings equal to the difference between the investment’s amortized cost and its fair value and reduces the amortized cost basis to the fair value as of the balance sheet date. If the Company does not expect to sell an impaired security, it performs an analysis to determine if a portion of the impairment is a result of credit losses. The portion of the impairment related to credit losses (limited by the difference between the fair value and amortized cost basis) is recognized through earnings and a corresponding allowance for credit losses is established against the amortized cost basis. The remainder of the impairment is recognized as a component of other comprehensive income (loss) on the accompanying consolidated balance sheets and does not impact earnings. Subsequent changes in the allowance for credit losses are recorded through earnings with reversals limited to the previously recorded allowance for credit losses. The determination of whether a credit loss exists, and if so, the amount considered to be a credit loss is subjective, as such determinations are based on both observable and subjective information available at the time of assessment as well as the Company's estimates of the future performance and cash flow projections. As a result, the timing and amount of credit losses constitute material estimates that are susceptible to significant change.

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

Equity Investments – Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method or the cost method. In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings or preferred return and decreased for cash distributions and a proportionate share of the entity’s losses.

Effective January 1, 2020, the Company has elected the fair value option for all equity investments. The Company elected the fair value option for its equity investments in entities that own interests (directly or indirectly) in commercial or residential real estate assets or loans because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in income from equity investments on the accompanying consolidated statements of operations (see Note 6). Prior to January 1, 2020, management periodically reviewed its investments for impairment based on projected cash flows from the entity over the holding period. When any impairment was identified, the investments were written down to recoverable amounts.

Operating Real Estate Held in Consolidated Variable Interest Entity, Net – The Company records its initial investments in income-producing real estate at fair value at the acquisition date in accordance with ASC 805. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases.

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

Real Estate Under Development – The Company’s expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development owned by Kiawah River View Investors ("KRVI"), a Consolidated VIE (see Note 7), as of December 31, 2019 of $14.5 million is included in other assets on the accompanying consolidated balance sheets. KRVI had no real estate under development as of December 31, 2020.

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

The Company evaluated the home pricing and lot values of the real estate under development that was owned by KRVI, on a quarterly basis. Based on evaluations during the year ended December 31, 2020, the Company determined that the real estate under development in KRVI was not fully recoverable and recognized a $1.8 million impairment loss which is included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2020, $0.9 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $0.9 million. For the year ended December 31, 2019, the Company recognized a $1.9 million impairment loss which is included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2019, $1.0 million of this impairment loss is included in net loss attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $0.9 million. For the year ended December 31, 2018, the Company recognized a $2.8 million impairment loss which is included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2018, $1.4 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $1.4 million. Fair value was determined based on the sales comparison approach which derives a value indication by comparing the subject property to similar properties that have been recently sold and assumes a purchaser will not pay more for a particular property than a similar substitute property. KRVI sold its remaining real estate under development in the year ended December 31, 2020.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, employment/non-compete agreements, and acquired in-place leases with useful lives ranging from 6 months to 10 years are included in other assets on the accompanying consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See "Operating Real Estate Held in Consolidated Variable Interest Entity, Net" for further discussion of acquired in-place lease intangible assets.

Other Assets – Other assets as of December 31, 2020 and 2019 include restricted cash held by third parties, including cash held by the Company's securitization trusts, of $11.3 million and $2.8 million, respectively. Other assets also include collections receivable from loan servicers, recoverable advances and interest receivable on residential loans totaling $63.6 million and $56.3 million as of December 31, 2020 and 2019, respectively. Also included in other assets are operating lease right of use assets of $10.1 million and $9.3 million as of December 31, 2020 and 2019, respectively (with corresponding operating lease liabilities of $10.6 million and $9.8 million as of December 31, 2020 and 2019, respectively, included in other liabilities in the accompanying consolidated balance sheets).

Repurchase Agreements – As of December 31, 2020 and 2019, the Company financed a portion of its residential loans through repurchase agreements that expire within 8 to 23 months (see Note 10). Amounts outstanding under the repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR or an interest rate floor, as applicable per the terms of the agreements. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

As of December 31, 2019, the Company financed the majority of its investment securities available for sale using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Amounts outstanding under repurchase agreements generally bear interest rates of a specified margin over LIBOR.

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization as debt on the accompanying consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company.

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

The Company has used interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. At the inception of an interest rate swap agreement, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. The Company has elected to treat all interest rate swaps held at December 31, 2019 as trading instruments due to volatility and difficulty in effectively matching cash flows. We typically pay a fixed rate and receive a floating rate, based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Changes in fair value for interest rate swaps designated as trading instruments are reported on the accompanying consolidated statements of operations as unrealized gains (losses), net.

All of the Company’s interest rate swaps outstanding as of December 31, 2019 were cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the interest rate swap asset or liability on the accompanying consolidated balance sheets.

Manager Compensation – From 2012 to May 2019, we were a party to an investment management agreement with Headlands Asset Management LLC (“Headlands”) pursuant to which Headlands provided investment management services with respect to our investments in certain residential loans. The investment management agreement provided for the payment to our investment manager of a management fee, incentive fee and reimbursement of certain operating expenses, which were accrued and expensed during the period for which they are earned or incurred. The Headlands agreement was terminated effective May 3, 2019.

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company’s common stockholders includes net income, the change in fair value of its available for sale securities purchased prior to October 2019, adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased/decreased for net loss/(income) attributable to non-controlling interest in consolidated variable interest entities. See “Investment Securities Available for Sale” for discussion of the reporting of the change in fair value of available for sale securities purchased after September 2019.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2020, 2019 and 2018.

Stock Based Compensation – The Company has awarded restricted stock and other equity-based awards to eligible employees and officers as part of their compensation. Compensation expense for equity-based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

During the years ended December 31, 2020, 2019 and 2018, the Company granted Performance Share Units (“PSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders' return (“TSR”) percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs awarded during the year ended December 31, 2020 also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

During the year ended December 31, 2020, the Company granted Restricted Stock Units (“RSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets and currently operate in only one reportable segment.

Adoption of Financial Instruments — Credit Losses (Topic 326)

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (“CECL”). In adopting ASU 2016-13, the Company elected to apply the fair value option in accordance with ASU 2019-05 to the Company’s residential loans, net and preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity investments that are accounted for under the equity method. In adopting ASU 2016-13 and ASU 2019-05, the Company applied a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of accumulated deficit. Adjustments resulting from this one-time election to record the difference between the carrying value and the fair value of these assets have been reflected in our consolidated balance sheets as of January 1, 2020. Subsequent changes in fair value for these assets are recorded in unrealized gains (losses), net or income from equity investments on our consolidated statements of operations, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result of the implementation of ASU 2019-05, we recorded a cumulative-effect adjustment of $12.3 million as an increase to stockholders’ equity as of January 1, 2020.

The following table presents the classification and balances at December 31, 2019, the transition adjustments, and the balances at January 1, 2020 for those balance sheet line items impacted by the implementation of ASU 2019-05 (dollar amounts in thousands):

	December 31, 2019	Transition Adjustment	January 1, 2020
Assets
Residential loans, net	$202,756	$5,715	$208,471
Multi-family loans	180,045	2,420	182,465
Equity investments	106,083	1,394	107,477
Other assets	865	2,755	3,620
Total Assets	$489,749	$12,284	$502,033

Stockholders' Equity
Accumulated deficit	$(148,863)	$12,284	$(136,579)
Total Stockholders' Equity	$(148,863)	$12,284	$(136,579)

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

Summary of Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the "discounting transition" (i.e., changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates). The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The amendments in ASU 2021-01 are effective immediately and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis for eligible contract modifications through December 31, 2022. The Company continues to evaluate the impact of ASU 2020-04 and ASU 2021-01 and may apply elections, as applicable, as the expected market transition from IBORs to alternative reference rates continues to develop.

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

3.Residential Loans

The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans, and business purpose loans, are presented at fair value on its consolidated balance sheets as of December 31, 2020 as a result of a fair value election made at the time of acquisition or as of January 1, 2020 (see Note 2). Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
Certain of the residential loans acquired by the Company prior to January 1, 2020 were accounted for under ASC 310-30 as of December 31, 2019. Additionally, certain of the residential loans held in securitization trusts as of December 31, 2019 were carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses as of December 31, 2019.
The following table presents the carrying value of the Company's residential loans as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020	December 31, 2019
Residential loans, at fair value	$3,049,166	$2,758,640
Residential loans, net (1)	—	202,756
Total carrying value	$3,049,166	$2,961,396
(1)Includes residential loans accounted for under ASC 310-30 with a carrying value of $158.7 million as of December 31, 2019.

Residential Loans, at Fair Value

The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020				December 31, 2019
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Total
Principal	$1,097,528	$1,231,669	$696,543	$3,025,740	$1,464,984	$1,322,131	$2,787,115
(Discount)/premium	(42,259)	1,337	(41,506)	(82,428)	(81,372)	6,455	(74,917)
Unrealized gains	35,661	33,779	36,414	105,854	46,142	300	46,442
Carrying value	$1,090,930	$1,266,785	$691,451	$3,049,166	$1,429,754	$1,328,886	$2,758,640
(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of December 31, 2020 and 2019 (see Note 10).
(2)In 2019, the Company invested in first loss subordinated securities and certain IOs and senior securities issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the Consolidated SLST CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's consolidated balance sheets.
(3)On January 1, 2020, the Company made a fair value election for certain residential loans held in securitization trusts that were carried at amortized cost, net as of December 31, 2019. During the year ended December 31, 2020, the Company transferred residential loans to two securitization trusts for the purpose of obtaining non-recourse, longer-term financing on these residential loans (see Note 7). The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 11).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the years ended December 31, 2020, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020			2019		2018
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans
Unrealized (losses) gains, net	$(4,440)	$33,479	$29,690	$42,087	$300	$4,096

(1)The fair value of residential loans held in Consolidated SLST is determined in accordance with the practical expedient in ASC 810 (see Note 14). See Consolidated SLST below for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST.

The Company also recognized $18.1 million of net realized losses on the sale of residential loans, at fair value for the year ended December 31, 2020. The Company recognized $2.9 million and $4.2 million of net realized gains on the sale of residential loans, at fair value during the years ended December 31, 2019 and 2018, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020			December 31, 2019
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST
California	23.6%	10.9%	19.8%	23.9%	11.0%
Florida	13.1%	10.5%	8.1%	9.4%	10.6%
New York	9.2%	9.3%	8.9%	8.0%	9.1%
Texas	5.6%	4.0%	4.3%	5.4%	4.0%
New Jersey	5.6%	7.1%	5.6%	5.1%	6.9%
Maryland	2.8%	3.8%	6.3%	4.6%	3.8%
Illinois	2.5%	6.8%	2.7%	2.8%	6.6%
The following table presents the fair value and aggregate unpaid principal balance of the Company’s residential loans and residential loans held in securitization trusts in non-accrual status as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
December 31, 2020	$149,444	$169,553	$16,057	$17,748
December 31, 2019	106,199	122,918	9,291	10,705

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $236.7 million and $50.7 million were 90 days or more delinquent as of December 31, 2020 and 2019, respectively.

Consolidated SLST

The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations. The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company as of December 31, 2020 and 2019, respectively). The net fair value of our investment in Consolidated SLST, which represents the difference between the carrying values of residential loans held in Consolidated SLST less the carrying value of Consolidated SLST CDOs, approximates the fair value of our underlying securities and amounted to $212.1 million and $276.8 million at December 31, 2020 and 2019, respectively (see Notes 7 and 14).

During the year ended December 31, 2020, the Company purchased approximately $40.0 million in additional senior securities issued by Consolidated SLST and subsequently sold its entire investment in the senior securities issued by Consolidated SLST for sales proceeds of approximately $62.6 million at a realized loss of approximately $2.4 million, which is included in realized gains (losses), net on the Company's consolidated statements of operations.

The condensed consolidated balance sheets of Consolidated SLST at December 31, 2020 and 2019, respectively, are as follows (dollar amounts in thousands):

Balance Sheet	December 31, 2020	December 31, 2019
Assets
Residential loans, at fair value	$1,266,785	$1,328,886
Receivables (1)	4,075	5,244
Total Assets	$1,270,860	$1,334,130
Liabilities and Equity
Collateralized debt obligations, at fair value	$1,054,335	$1,052,829
Other liabilities	2,781	2,643
Total Liabilities	1,057,116	1,055,472
Equity	213,744	278,658
Total Liabilities and Equity	$1,270,860	$1,334,130

(1)Included in other assets on the accompanying consolidated balance sheets.

The condensed consolidated statements of operations of Consolidated SLST for the years ended December 31, 2020 and 2019, respectively, are as follows (dollar amounts in thousands):

	For the Years Ended December 31,
Statements of Operations	2020	2019
Interest income	$45,194	$4,764
Interest expense	31,663	2,945
Net interest income	13,531	1,819
Unrealized losses, net (1)	(32,073)	(83)
Net (loss) income	$(18,542)	$1,736

(1)Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations. Includes $33.5 million and $0.3 million of unrealized gains on residential loans held in Consolidated SLST for the years ended December 31, 2020 and 2019, respectively, and $65.6 million and $0.4 million of unrealized losses on Consolidated SLST CDOs for the years ended December 31, 2020 and 2019, respectively.

Residential Loans, Net

As of December 31, 2019, the carrying value of the Company’s residential loans, net accounted for under ASC 310-30 amounted to approximately $158.7 million. Certain of the residential loans, net were pledged as collateral for repurchase agreements as of December 31, 2019 (see Note 10).

The following table details activity in accretable yield for the residential loans, net for the year ended December 31, 2019 (dollar amounts in thousands):

December 31, 2019
Balance at beginning of period	$195,560
Additions	1,784
Disposals	(53,624)
Accretion	(7,015)
Balance at end of period (1)	$136,705

(1)Accretable yield is the excess of the residential loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represented the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions included reclassification to accretable yield from nonaccretable yield. Disposals included residential loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the residential loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income were based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continued to update its estimates regarding the loans and the underlying collateral, the accretable yield was subject to change. Therefore, the amount of accretable income recorded for the year ended December 31, 2019 was not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our residential loans, net as of December 31, 2019 were as follows:

December 31, 2019
North Carolina	10.5%
Florida	10.1%
Georgia	7.0%
South Carolina	5.8%
Texas	5.6%
New York	5.5%
Ohio	5.2%
Virginia	5.2%

Residential Loans Held in Securitization Trusts, Net

Residential loans held in securitization trusts, net were comprised of ARM loans transferred to Consolidated VIEs that issued CDOs. Residential loans held in securitization trusts, net consisted of the following as of December 31, 2019 (dollar amounts in thousands):

December 31, 2019
Unpaid principal balance	$47,237
Deferred origination costs – net	301
Allowance for loan losses	(3,508)
Total	$44,030

Allowance for Loan Losses - The following table presents the activity in the Company’s allowance for loan losses on residential loans held in securitization trusts, net for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Balance at beginning of period	$3,759	$4,191
Provisions for loan losses	25	166
Transfer to real estate owned	(167)	—
Charge-offs	(109)	(598)
Balance at the end of period	$3,508	$3,759

Prior to January 1, 2020, the Company evaluated the adequacy of its allowance for loan losses on a recurring basis. The Company’s allowance for loan losses at December 31, 2019 was $3.5 million, representing 743 basis points of the outstanding principal balance of residential loans held in securitization trusts. As part of the Company’s allowance for loan loss adequacy analysis, management assessed an overall level of allowances while also assessing credit losses inherent in each non-performing residential loan held in securitization trusts. These estimates involved the consideration of various credit-related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

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

4.Multi-family Loans

The Company's multi-family loans consist of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets and multi-family loans held in the Consolidated K-Series. The following table presents the carrying value of the Company's multi-family loans as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020	December 31, 2019
Preferred equity and mezzanine loan investments	$163,593	$180,045
Consolidated K-Series	—	17,816,746
Total	$163,593	$17,996,791

Preferred Equity and Mezzanine Loan Investments
As of January 1, 2020, the Company has elected to account for its preferred equity and mezzanine loan investments using the fair value option (see Note 2). Accordingly, balances presented below as of December 31, 2020 are stated at fair value and changes in fair value are presented in unrealized gains (losses), net on the Company’s consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020	December 31, 2019 (1)
Investment amount	$163,392	$181,409
Deferred loan fees, net	(1,169)	(1,364)
Unrealized gains, net	1,370	—
Total	$163,593	$180,045

(1)As of December 31, 2019, preferred equity and mezzanine loan investments were reported at amortized cost less impairment, if any.

For the year ended December 31, 2020, the Company recognized $1.5 million in net unrealized losses on preferred equity and mezzanine loan investments.
The table below presents the fair value and aggregate unpaid principal balance of the Company's preferred equity and mezzanine loan investments in non-accrual status as of December 31, 2020 (dollar amounts in thousands):

Days Late	Fair Value	Unpaid Principal Balance
90 +	$3,325	$3,363

There were no delinquent preferred equity or mezzanine loan investments as of December 31, 2019.

The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019
Tennessee	14.3%	12.3%
Texas	11.4%	10.6%
Georgia	10.1%	11.8%
Alabama	9.7%	10.0%
Florida	8.5%	12.0%
South Carolina	7.2%	6.3%
New Jersey	5.8%	5.0%
Missouri	5.7%	4.9%
Ohio	5.2%	—
Virginia	5.0%	8.4%
Consolidated K-Series

In March 2020, the Company sold its first loss POs and certain mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP and which we refer to as the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO, a corresponding realized net loss of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in the Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs. Also in March 2020, the Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

The Company elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which required that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's consolidated statements of operations. Our investment in the Consolidated K-Series was limited to the multi-family CMBS that we owned with an aggregate net carrying value of $1.1 billion at December 31, 2019 (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2019 is as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2019
Assets
Multi-family loans, at fair value	$17,816,746
Receivables (1)	59,417
Total Assets	$17,876,163
Liabilities and Equity
Collateralized debt obligations, at fair value	$16,724,451
Accrued expenses (2)	57,873
Total Liabilities	16,782,324
Equity	1,093,839
Total Liabilities and Equity	$17,876,163

(1)Included in other assets on the accompanying consolidated balance sheets.
(2)Included in other liabilities on the accompanying consolidated balance sheets.

The multi-family loans held in the Consolidated K-Series had unpaid aggregate principal balances of approximately $16.8 billion at December 31, 2019. See Note 11 for information related to the collateralized debt obligations issued by the Consolidated K-Series.

The Company did not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by the first loss POs, IOs and certain senior and mezzanine securities owned by the Company). We elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represented the difference between the carrying values of multi-family loans held in the Consolidated K-Series less the carrying value of Consolidated K-Series CDOs, approximates the fair value of our underlying securities (see Note 14).

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2020 (prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series), 2019, and 2018, respectively, are as follows (dollar amounts in thousands):

	For the Years Ended December 31,
Statements of Operations	2020	2019	2018
Interest income	$151,841	$535,226	$358,712
Interest expense	129,762	457,130	313,102
Net interest income	22,079	78,096	45,610
Unrealized (losses) gains, net	(10,951)	23,962	37,581
Net income	$11,128	$102,058	$83,191

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to multi-family loans held in the Consolidated K-Series as of December 31, 2019 were as follows:

December 31, 2019
California	15.9%
Texas	12.4%
Florida	6.2%
Maryland	5.8%

5.Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825 where changes in fair value are recorded in unrealized gains (losses), net on the Company's consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, or CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020				December 31, 2019
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS:
Agency Fixed-Rate	$138,541	$854	$—	$139,395	$21,033	$—	$(55)	$20,978
Total Agency RMBS	138,541	854	—	139,395	21,033	—	(55)	20,978
Agency CMBS	—	—	—	—	31,076	—	(395)	30,681
Total Agency	138,541	854	—	139,395	52,109	—	(450)	51,659
Non-Agency RMBS (1)	100,465	170	(10,786)	89,849	122,628	2,435	(1,248)	123,815
CMBS (2)	139,019	5,685	(3,731)	140,973	20,096	563	(19)	20,640
ABS	34,139	9,086	—	43,225	49,902	—	(688)	49,214
Total investment securities available for sale - fair value option	412,164	15,795	(14,517)	413,442	244,735	2,998	(2,405)	245,328

CECL Securities
Agency RMBS:
Agency ARMs (3)	—	—	—	—	55,740	13	(1,347)	54,406
Agency Fixed-Rate	—	—	—	—	846,203	7,397	(6,107)	847,493
Total Agency RMBS	—	—	—	—	901,943	7,410	(7,454)	901,899
Agency CMBS	—	—	—	—	20,258	19	—	20,277
Total Agency	—	—	—	—	922,201	7,429	(7,454)	922,176
Non-Agency RMBS (4)	266,855	4,336	(5,374)	265,817	578,955	12,557	(13)	591,499
CMBS	43,435	2,032	—	45,467	234,524	12,737	(124)	247,137
Total investment securities available for sale - CECL Securities	310,290	6,368	(5,374)	311,284	1,735,680	32,723	(7,591)	1,760,812
Total	$722,454	$22,163	$(19,891)	$724,726	$1,980,415	$35,721	$(9,996)	$2,006,140

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $37.6 million as of December 31, 2020 (see Note 7).
(2)Includes IOs and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation during the year ended December 31, 2020, with a total fair value of $97.6 million as of December 31, 2020.
(3)For the Company's Agency ARMs with stated reset period, the weighted average reset period was 26 months as of December 31, 2019.
(4)Includes non-Agency RMBS held in a securitization trust with a total fair value of $71.5 million as of December 31, 2020 (see Note 7).

Accrued interest receivable for investment securities available for sale in the amount of $2.4 million and $5.9 million as of December 31, 2020 and 2019, respectively, is included in other assets on the Company's consolidated balance sheets.

Realized Gain or Loss Activity

The following tables summarize our investment securities sold during the years ended December 31, 2020, 2019, and 2018, respectively (dollar amounts in thousands):

	Year Ended December 31, 2020
	Sales Proceeds	Realized Gains		Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,892	$44		$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358	`	(11,697)	(6,339)
Total Agency RMBS	992,966	5,402		(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666		(209)	5,457
Total Agency	1,138,377	11,068		(16,063)	(4,995)
Non-Agency RMBS (3)	433,076	435		(34,856)	(34,421)
CMBS	248,741	8,176		(30,289)	(22,113)
Total	$1,820,194	$19,679		$(81,208)	$(61,529)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 3).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 4).
(3)Includes the sale of non-Agency RMBS held in a securitization trust for total proceeds of $67.6 million and a net realized gain of $0.2 million.

	Year Ended December 31, 2019
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$1,021	$33	$—	$33
CMBS	96,930	21,938	(156)	21,782
Total	$97,951	$21,971	$(156)	$21,815

	Year Ended December 31, 2018
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency IOs	$26,899	$88	$(12,358)	$(12,270)
Total	$26,899	$88	$(12,358)	$(12,270)

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2020 and 2019, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 5.6 years and 5.0 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2020	December 31, 2019
0 to 5 years	$332,934	$1,359,894
Over 5 to 10 years	320,361	521,517
10+ years	71,431	124,729
Total	$724,726	$2,006,140

Unrealized Losses in Other Comprehensive Income

As of January 1, 2020, the Company adopted ASU 2016-13 to account for its investments in CECL Securities (see Note 2). The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2020 and determined that no allowance for credit losses was necessary. Accordingly, the Company did not recognize credit losses through earnings for the year ended December 31, 2020.

The following tables present the Company’s CECL securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 (dollar amounts in thousands):

December 31, 2020	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)
Total	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)

At December 31, 2020, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company’s non-Agency RMBS were $5.4 million at December 31, 2020. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that the unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

Other than Temporary Impairment

For the years ended December 31, 2019 and 2018, the Company did not recognize other-than-temporary impairment through earnings.

6.Equity Investments

The Company's preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment are included in equity investments and accounted for under the equity method. As of January 1, 2020, the Company has elected to account for these investments using the fair value option (see Note 2). Accordingly, balances presented below as of December 31, 2020 are stated at fair value. The Company’s preferred equity ownership interests accounted for under the equity method consist of the following as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Carrying Amount
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$11,441	45%	$10,108
Somerset Deerfield Investor, LLC	45%	18,792	45%	17,417
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	5,140	43%	4,878
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	11,456	57%	10,998
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	7,234	46%	6,847
Walnut Creek Properties Holdings, L.L.C.	36%	8,803	36%	8,288
Towers Property Holdings, LLC	37%	12,119	37%	11,278
Mansions Property Holdings, LLC	34%	11,679	34%	10,867
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,320	43%	4,062
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	9,966	37%	9,396
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	12,337	53%	11,944
DCP Gold Creek, LLC	44%	6,357	—	—
1122 Chicago DE, LLC	53%	7,222	—	—
Rigsbee Ave Holdings, LLC	56%	10,222	—	—
Bighaus, LLC	42%	14,525	—	—
FF/RMI 20 Midtown, LLC	51%	23,936	—	—
Lurin-RMI, LLC	38%	7,216	—	—
Total - Preferred Equity Ownership Interests		$182,765		$106,083

The following table presents income from preferred equity ownership interests accounted for under the equity method using the fair value option for the year ended December 31, 2020 and income from preferred equity ownership interests accounted for under the equity method for the years ended December 31, 2019 and December 31, 2018, respectively (dollar amounts in thousands). Income from these investments, which includes $0.3 million of net unrealized gains during the year ended December 31, 2020 is presented in income from equity investments in the Company's accompanying consolidated statements of operations.

	For the Years Ended December 31,
Investment Name	2020	2019	2018
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$1,260	$1,167	$1,050
Somerset Deerfield Investor, LLC	2,168	1,992	251
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	551	539	76
Audubon Mezzanine Holdings, L.L.C. (Series A)	1,213	1,224	59
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	782	741	—
Walnut Creek Properties Holdings, L.L.C.	928	803	—
Towers Property Holdings, LLC	1,243	638	—
Mansions Property Holdings, LLC	1,198	615	—
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	454	188	—
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	1,044	367	—
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	1,293	267	—
DCP Gold Creek, LLC	701	—	—
1122 Chicago DE, LLC	835	—	—
Rigsbee Ave Holdings, LLC	1,148	—	—
Bighaus, LLC	1,002	—	—
FF/RMI 20 Midtown, LLC	686	—	—
Lurin-RMI, LLC	81	—	—
Total - Preferred Equity Ownership Interests	$16,587	$8,541	$1,436

The Company's equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are included in equity investments and are accounted for under the equity method using the fair value option as of both December 31, 2020 and 2019, respectively, consist of the following (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Joint venture equity investments in multi-family properties
The Preserve at Port Royal Venture, LLC	—	$—	77%	$18,310
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	11%	13,040	11%	11,796
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	63,290	49%	53,776
Total - Equity Ownership Interests		$76,330		$83,882

Income from equity ownership interests in entities that invest in multi-family properties and residential properties and loans that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying consolidated statements of operations. The following table presents income from these investments for the years ended December 31, 2020, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2020	2019	2018
Joint venture equity investments in multi-family properties (1)
The Preserve at Port Royal Venture, LLC (2)	$(949)	$5,374	$1,778
Evergreens JV Holdings, LLC (3)	—	5,107	4,312
WR Savannah Holdings, LLC (4)	—	—	1,854
Equity investments in entities that invest in residential properties and loans
Morrocroft Neighborhood Stabilization Fund II, LP	1,519	843	1,131
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	9,513	3,776	—
Total - Equity Ownership Interests	$10,083	$15,100	$9,075

(1)Includes net unrealized losses of $9.7 million and a realized gain of $8.8 million for the year ended December 31, 2020, net unrealized gains of $0.3 million and a realized gain of $10.2 million for the year ended December 31, 2019 and net unrealized gains of $4.0 million and a realized gain of $4.0 million for the year ended December 31, 2018.
(2)The Company's equity investment was redeemed during the year ended December 31, 2020.
(3)The Company's equity investment was redeemed during the year ended December 31, 2019.
(4)The Company's equity investment was redeemed during the year ended December 31, 2018.

Summary combined financial information for the Company’s equity investments as of December 31, 2020 and 2019, respectively, and for the years ended December 31, 2020, 2019, and 2018, respectively, is shown below (dollar amounts in thousands):

	December 31, 2020	December 31, 2019
Balance Sheets:
Real estate, net	$917,392	$829,935
Residential loans, at fair value	268,693	266,739
Other assets	190,429	126,491
Total assets	$1,376,514	$1,223,165

Notes payable, net	$649,241	$610,636
Collateralized debt obligations	233,765	233,765
Other liabilities	23,734	23,387
Total liabilities	906,740	867,788
Members' equity	469,774	355,377
Total liabilities and members' equity	$1,376,514	$1,223,165

	For the Years Ended December 31,
	2020	2019	2018
Operating Statements: (1)
Rental revenues	$80,339	$63,265	$37,921
Real estate sales	54,100	42,350	49,750
Cost of real estate sales	(32,779)	(25,534)	(37,452)
Interest income	14,438	9,214	—
Realized and unrealized gains, net	27,107	10,452	—
Other income	7,566	4,697	1,719
Operating expenses	(54,691)	(42,383)	(20,599)
Income before debt service, acquisition costs, and depreciation and amortization	96,080	62,061	31,339
Interest expense	(36,601)	(28,340)	(16,456)
Acquisition costs	—	—	(183)
Depreciation and amortization	(38,112)	(45,548)	(15,176)
Net income (loss)	$21,367	$(11,827)	$(476)

(1)The Company records income (loss) from equity investments under either the equity method of accounting or the fair value option. Accordingly, the combined net (loss) income shown above is not indicative of the income recognized by the Company from equity investments.

7.Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

During the year ended December 31, 2020, the Company completed two securitizations of certain residential loans for which the Company received aggregate net proceeds of approximately $540.4 million after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing loans which are included in residential loans, at fair value on the accompanying consolidated balance sheets.

Also during the year ended December 31, 2020, the Company completed a re-securitization of certain non-Agency RMBS for which the Company received net cash proceeds of approximately $109.0 million after deducting expenses associated with the re-securitization transaction. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio and continues to classify the non-Agency RMBS collateral in the re-securitization as available for sale securities as the purpose is not to trade these securities.

The Company also completed three residential loan securitizations in 2005 accounted for as permanent financings and included in the Company’s accompanying consolidated financial statements.

As of December 31, 2020 and 2019, the Company evaluated its residential loan securitizations and re-securitization of non-agency RMBS and concluded that the entities created to facilitate the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a "Financing VIE" and collectively, the "Financing VIEs"). Accordingly, the Company consolidated the Financing VIEs as of December 31, 2020 and 2019.

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of December 31, 2020 and 2019, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated its assets, liabilities, income and expenses, in the accompanying consolidated financial statements (see Notes 2 and 3). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of December 31, 2020 and 2019.

As of December 31, 2019, the Company invested in multi-family CMBS consisting of POs that represent the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from those securitizations. The Company evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they were VIEs and if so, whether the Company was the primary beneficiary requiring consolidation. The Company determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts were VIEs as of December 31, 2019, which we refer to as the Consolidated K-Series. The Company also determined that it was the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 4). In March 2020, the Company sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO.

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

On November 12, 2020 (the "Changeover Date"), the Company reconsidered its evaluation of its variable interest in Campus Lodge, a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of Campus Lodge on the Changeover Date. Prior to the Changeover Date, the Company accounted for Campus Lodge as a preferred equity investment included in multi-family loans. The Company does not have any claims to the assets or obligations for the liabilities of Campus Lodge.

On the Changeover Date, the Company consolidated Campus Lodge into its consolidated financial statements. The estimated Changeover Date fair value of the consideration transferred totaled $8.7 million, which consisted of the estimated fair value of the Company's preferred equity investment in Campus Lodge. The Company determined the estimated fair value of its preferred equity investment in Campus Lodge using assumptions for the underlying contractual cash flows and a discount rate.

The following table summarizes the estimated fair values of the assets and liabilities of Campus Lodge at the Changeover Date (dollar amounts in thousands):

Cash	$327
Operating real estate (1)	50,481
Lease intangible (1)	1,619
Other assets	1,395
Total assets	53,822

Mortgage payable, net (2)	36,752
Other liabilities	1,543
Total liabilities	38,295

Non-controlling interest (3)	6,808
Net assets consolidated	$8,719

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.
(3)Represents third party ownership of membership interests in Campus Lodge. The fair value of the non-controlling interests in Campus Lodge, a private company, was estimated using the net asset value of the underlying multi-family apartment community.

The Company owns 100% of RBDHC. RBDHC owns 50% of KRVI, a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc, a wholly-owned subsidiary of the Company, is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries, RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company consolidated KRVI in its consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests. KRVI sold its remaining real estate under development during the year ended December 31, 2020. Real estate under development in KRVI as of December 31, 2019 of $14.5 million is included in other assets on the Company's consolidated balance sheets.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company’s residential loan securitizations, non-Agency RMBS re-securitization, Consolidated SLST and other Consolidated VIEs of as of December 31, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

	Financing VIEs		Other VIEs
	Residential Loan Securitizations	Non-Agency RMBS Re-Securitization	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$—	$462	$462
Residential loans, at fair value	691,451	—	1,266,785	—	1,958,236
Investment securities available for sale, at fair value	—	109,140	—	—	109,140
Operating real estate, net held in Consolidated VIEs (1)	—	—	—	50,532	50,532
Other assets	24,959	535	4,075	3,045	32,614
Total assets	$716,410	$109,675	$1,270,860	$54,039	$2,150,984

Collateralized debt obligations ($569,323 at amortized cost, net and $1,054,335 at fair value)	$554,067	$15,256	$1,054,335	$—	$1,623,658
Mortgages payable, net in Consolidated VIEs (2)	—	—	—	36,752	36,752
Other liabilities	2,610	70	2,781	1,435	6,896
Total liabilities	$556,677	$15,326	$1,057,116	$38,187	$1,667,306
Non-controlling interest in Consolidated VIEs (3)	$—	$—	$—	$6,371	$6,371
Net investment (4)	$159,733	$94,349	$213,744	$9,481	$477,307

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.
(3)Represents third party ownership of membership interests in other Consolidated VIEs.
(4)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, the Consolidated K-Series, Consolidated SLST and KRVI as of December 31, 2019 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

	Financing VIE	Other VIEs
	Residential Loan Securitizations	Consolidated K-Series	Consolidated SLST	KRVI	Total
Cash and cash equivalents	$—	$—	$—	$107	$107
Residential loans ($44,030 at amortized cost, net and $1,328,886 at fair value)	44,030	—	1,328,886	—	1,372,916
Multi-family loans, at fair value	—	17,816,746	—	—	17,816,746
Other assets	1,328	59,417	5,244	14,626	80,615
Total assets	$45,358	$17,876,163	$1,334,130	$14,733	$19,270,384

Collateralized debt obligations ($40,429 at amortized cost, net and $17,777,280 at fair value)	$40,429	$16,724,451	$1,052,829	$—	$17,817,709
Other liabilities	14	57,873	2,643	75	60,605
Total liabilities	$40,443	$16,782,324	$1,055,472	$75	$17,878,314
Non-controlling interest in Consolidated VIEs (1)	$—	$—	$—	$(704)	$(704)
Net investment (2)	$4,915	$1,093,839	$278,658	$15,362	$1,392,774

(1)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.
(2)Represents third party ownership of membership interests in KRVI.

Unconsolidated VIEs

As of December 31, 2020 and 2019, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2020 and 2019, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$43,225	$—	$43,225
Preferred equity investments in multi-family properties	158,501	—	182,765	341,266
Mezzanine loans on multi-family properties	5,092	—	—	5,092
Equity investments in entities that invest in residential properties and loans	—	—	76,330	76,330
Maximum exposure	$163,593	$43,225	$259,095	$465,913

	December 31, 2019
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$49,214	$—	$49,214
Preferred equity investments in multi-family properties	173,825	—	106,083	279,908
Mezzanine loans on multi-family properties	6,220	—	—	6,220
Equity investments in entities that invest in residential properties and loans	—	—	65,572	65,572
Maximum exposure	$180,045	$49,214	$171,655	$400,914

8.Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments were comprised of interest rate swaps, which were designated as trading instruments and were terminated during the year ended December 31, 2020.
Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments and their location in our consolidated balance sheets at December 31, 2019, respectively (dollar amounts in thousands):

Type of Derivative Instrument	Balance Sheet Location	December 31, 2019
Interest rate swaps (1)	Derivative assets	$15,878

(1)All of the Company’s interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously, such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase of the carrying value of the interest rate swap asset or liability on the Company’s consolidated balance sheets. Includes $29.0 million of derivative liabilities netted against a variation margin of $44.8 million at December 31, 2019.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Notional Amount For the Year Ended December 31, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	December 31, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

	Notional Amount For the Year Ended December 31, 2019
Type of Derivative Instrument	December 31, 2018	Additions	Terminations	December 31, 2019
Interest rate swaps	$495,500	$—	$—	$495,500

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020		2019		2018
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$(73,078)	$28,967	$—	$(30,722)	$—	$909

Derivatives Designated as Hedging Instruments

As of December 31, 2020 and 2019, there were no derivative instruments designated as hedging instruments.

Outstanding Derivatives

The Company had no outstanding derivatives as of December 31, 2020. The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2019 (dollar amounts in thousands):

	December 31, 2019
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2024	$98,000	2.18%	1.98%
2027	247,500	2.39%	1.94%
2028	150,000	3.23%	1.92%
Total	$495,500	2.60%	1.95%

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives. All of the Company’s interest rate swaps were cleared through CME Group Inc. (“CME Clearing”) which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.

9.Operating Real Estate Held in Consolidated VIE, Net

On November 12, 2020, the Company determined that it became the primary beneficiary of Campus Lodge, a variable interest entity that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated Campus Lodge into its consolidated financial statements (see Note 7).

The following is a summary of the real estate investments in Campus Lodge as of December 31, 2020 (dollar amounts in thousands):

Land	$5,400
Building and improvements	43,764
Furniture, fixture and equipment	1,522
Real estate	$50,686
Accumulated depreciation (1)	(154)
Real estate, net (2)	$50,532

(1)Depreciation expense for the year ended December 31, 2020 totaled $0.2 million and is included in operating expenses on the accompanying consolidated statements of operations.
(2)Included in other assets on the accompanying consolidated balance sheets.

The estimated depreciation expense related to operating real estate held in Consolidated VIE is as follows (dollar amounts in thousands):

Year Ending December 31,	Depreciation Expense
2021	$1,864
2022	$1,864
2023	$1,864
2024	$1,864
2025	$1,839

10.Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	December 31, 2020	December 31, 2019
Investment securities	$—	$2,352,102
Residential loans	405,531	753,314
Total carrying value	$405,531	$3,105,416

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST and the Consolidated K-Series). These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. During March 2020, in connection with the significant market disruption caused by the COVID-19 pandemic, the repurchase agreement counterparties for our investment securities increased haircuts, required additional collateral or determined not to roll our financing. As a result, we liquidated our investment securities at a disadvantageous time, which resulted in losses. As of December 31, 2020, we currently have no amounts outstanding under repurchase agreements to finance investment securities. At December 31, 2019, the Company had financing arrangements with fourteen counterparties and had no exposure where the amount at risk was in excess of 5% of the Company's stockholders' equity.

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

As of December 31, 2019, the average days to maturity for repurchase agreements secured by investment securities was 73 days and the weighted average interest rate was 2.72%. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at December 31, 2019 amounted to $8.8 million and is included in other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2019 (dollar amounts in thousands):

Contractual Maturity	December 31, 2019
Within 30 days	$449,474
Over 30 days to 90 days	1,647,683
Over 90 days	254,945
Total	$2,352,102

As of December 31, 2019, the Company had $118.8 million in cash and cash equivalents and $535.8 million in unencumbered investment securities available to be posted as margin to meet additional haircuts or market valuation requirements related to repurchase agreements. These amounts collectively represented 27.8% of our outstanding repurchase agreements secured by investment securities. The following table presents information about the Company’s unencumbered investment securities at December 31, 2019 (dollar amounts in thousands):

Unencumbered Securities	December 31, 2019
Agency RMBS	$83,351
CMBS	235,199
Non-Agency RMBS	168,063
ABS	49,214
Total	$535,827

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements	Net Deferred Finance Costs (1)	Carrying Value of Repurchase Agreements	Carrying Value of Loans Pledged (2)	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92
December 31, 2019	$1,200,000	$754,132	$(818)	$753,314	$961,749	3.67%	11.20

(1)Costs related to the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets and are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.
(2)Includes residential loans, at fair value of $575.4 million and $881.2 million at December 31, 2020 and 2019, respectively, and residential loans, net of $80.6 million at December 31, 2019.
(3)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

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

During the three months ended March 31, 2020, the Company was not in compliance with the market capitalization covenants in its repurchase agreements with two counterparties. In March 2020, the Company executed an amended repurchase agreement with one counterparty to modify the terms of financial covenants. The Company also agreed to a reservation of rights with the other counterparty during the three months ended March 31, 2020 in which the counterparty elected not to declare an event of default in accordance with the terms of the repurchase agreement for non-compliance with a financial covenant. The Company subsequently executed an amended repurchase agreement with this counterparty in April to modify the terms of financial covenants. As of December 31, 2020, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company was in compliance with such covenants as of December 31, 2020 and through the date of this Annual Report on Form 10-K.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of December 31, 2020 and 2019, respectively (dollar amounts in thousands):

	December 31, 2020
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)		Weighted Average Rate of Notes Issued (2)		Stated Maturity (3)
Consolidated SLST (4)	$975,017	$1,054,335	2.75%		3.53%		2059
Residential loan securitizations	557,497	554,067	3.36%		4.83%		2025 - 2060
Non-Agency RMBS re-securitization	15,449	15,256	One-month LIBOR plus 5.25%	(5)	One-month LIBOR plus 5.25%	(5)	2025
Total collateralized debt obligations	$1,547,963	$1,623,658

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Weighted average rate of notes issued is calculated using the outstanding face amount and stated interest rate of all notes issued by the securitizations, including those owned by the Company.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 14).
(5)Represents the pass-through rate through the payment date in December 2021. Pass-through rate increases to one-month LIBOR plus 7.75% for payment dates in or after January 2022.

	December 31, 2019
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Weighted Average Rate of Notes Issued (2)	Stated Maturity (3)
Consolidated K-Series (4)	$15,204,218	$16,724,451	4.12%	3.85%	2020 - 2047
Consolidated SLST (4)	1,040,135	1,052,829	2.75%	3.53%	2059
Residential loan securitizations	40,621	40,429	2.41%	2.41%	2035 - 2036
Total collateralized debt obligations	$16,284,974	$17,817,709

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Weighted average rate of notes issued is calculated using the outstanding face amount and stated interest rate of all notes issued by the securitizations, including those owned by the Company.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by the Consolidated K-Series and Consolidated SLST (see Note 14).

The Company's collateralized debt obligations as of December 31, 2020 had stated maturities as follows:

Year Ending December 31,	Total
2021	$—
2022	—
2023	—
2024	—
2025	245,668
Thereafter	1,302,295
Total	$1,547,963

12.    Debt

Convertible Notes

As of December 31, 2020, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 outstanding. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter’s discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $2.7 million and $5.0 million as of December 31, 2020 and 2019, respectively. The underwriter’s discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

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

During the year ended December 31, 2020, none of the Convertible Notes were converted. As of February 26, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2020 and 2019 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 26, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgage Payable in Consolidated VIE

On November 12, 2020, the Company determined that it became the primary beneficiary of Campus Lodge, a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated Campus Lodge into its consolidated financial statements (see Note 7). Campus Lodge's real estate investment is subject to a mortgage payable which is included in other liabilities on the accompanying consolidated balance sheets and for which the Company has no obligation as of December 31, 2020. The following table presents detailed information for this mortgage payable in consolidated VIE as of December 31, 2020 (dollar amounts in thousands):

	Origination Date	Mortgage Note Amount	Net Deferred Finance Cost	Mortgage Payable, Net	Maturity Date	Interest Rate
Mortgage payable in Consolidated VIE	February 14, 2018	$37,030	$(278)	$36,752	March 1, 2028	2.54%

Debt Maturities

As of December 31, 2020, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2021	$—
2022	138,000
2023	—
2024	—
2025	—
Thereafter	82,030
Total	$220,030

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Notes 1 and 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of December 31, 2020, no contingencies have been recorded on our consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2020, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Leases

As of December 31, 2020, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2020, 2019, and 2018 amounted to $1.6 million, $1.2 million, and $0.4 million, respectively. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2020, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2021	$1,710
2022	1,721
2023	1,732
2024	1,548
2025	1,604
Thereafter	5,095
Total	$13,410

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

a.Residential Loans Held in Consolidated SLST and Multi-Family Loans Held in the Consolidated K-Series –Residential loans held in Consolidated SLST and multi-family loans held in the Consolidated K-Series are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of residential loans held in Consolidated SLST and multi-family loans held in the Consolidated K-Series based on the fair value of the CDOs issued by these securitizations and its investment in these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

The investment securities that we own in these securitizations are generally illiquid and trade infrequently, as such they are classified as Level 3 in the fair value hierarchy. The fair valuation of these investment securities is determined based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity, prepayment rate and current market interest rates. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

b.Residential Loans and Residential Loans Held in Securitization Trusts – The Company’s acquired residential loans are recorded at fair value and classified as Level 3 in the fair value hierarchy. The fair value for residential loans is determined using valuations obtained from a third party that specializes in providing valuations of residential loans. The valuation approach depends on whether the residential loan is considered performing, re-performing or non-performing at the date the valuation is performed.

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

c.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

d.Investment Securities Available for Sale – The Company determines the fair value of the investment securities available for sale in our portfolio by considering several observable market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments, as well as dialogue with market participants. Third-party pricing services typically incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs. The methodology considers the characteristics of the particular security and its underlying collateral, which are observable inputs. These inputs include, but are not limited to, historical performance, coupon, periodic and life caps, collateral type, rate reset period, seasoning, prepayment speeds and credit enhancement levels. The Company’s investment securities available for sale are valued based upon readily observable market parameters and are classified as Level 2 fair values.

e.Equity Investments – Fair value for equity investments is determined (i) by the valuation process for preferred equity and mezzanine loan investments as described in c. above or (ii) using the net asset value ("NAV") of the equity investment entity as a practical expedient. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.Derivative Instruments – The Company’s derivative instruments as of December 31, 2019 were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives are presented net of variation margin payments pledged or received.

g.Collateralized Debt Obligations – CDOs issued by Consolidated SLST and the Consolidated K-Series are classified as Level 3 fair values for which fair value is determined by considering several market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments. The third-party pricing service or dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security. They will also consider contractual cash payments and yields expected by market participants.

Refer to a. above for a description of the fair valuation of CDOs issued by Consolidated SLST and the Consolidated K-Series that are eliminated in consolidation.

Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions and comparisons to pricing models as well as offerings of like securities by dealers. Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of each reporting date, which may include periods of market dislocation, during which time price transparency may be reduced. This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,090,930	$1,090,930	$—	$—	$1,429,754	$1,429,754
Consolidated SLST	—	—	1,266,785	1,266,785	—	—	1,328,886	1,328,886
Residential loans held in securitization trusts	—	—	691,451	691,451	—	—	—	—
Multi-family loans
Preferred equity and mezzanine loan investments	—	—	163,593	163,593	—	—	—	—
Consolidated K-Series	—	—	—	—	—	—	17,816,746	17,816,746
Investment securities available for sale:
Agency RMBS	—	139,395	—	139,395	—	922,877	—	922,877
Agency CMBS	—	—	—	—	—	50,958	—	50,958
Non-Agency RMBS	—	355,666	—	355,666	—	715,314	—	715,314
CMBS	—	186,440	—	186,440	—	267,777	—	267,777
ABS	—	43,225	—	43,225	—	49,214	—	49,214
Equity investments	—	—	259,095	259,095	—	—	83,882	83,882
Derivative assets:
Interest rate swaps (1)	—	—	—	—	—	15,878	—	15,878
Total	$—	$724,726	$3,471,854	$4,196,580	$—	$2,022,018	$20,659,268	$22,681,286
Liabilities carried at fair value
Collateralized debt obligations
Consolidated K-Series	$—	$—	$—	$—	$—	$—	$16,724,451	$16,724,451
Consolidated SLST	—	—	1,054,335	1,054,335	—	—	1,052,829	1,052,829
Total	$—	$—	$1,054,335	$1,054,335	$—	$—	$17,777,280	$17,777,280

(1)    All of the Company’s interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $29.0 million netted against a variation margin of $44.8 million at December 31, 2019.

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2020, 2019, and 2018, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2020
	Residential loans			Multi-family loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Preferred equity and mezzanine loan investments	Consolidated K-Series	Equity investments	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$—	$17,816,746	$83,882	$20,659,268
Total (losses) gains (realized/unrealized)
Included in earnings	(9,240)	27,898	31,402	20,454	41,795	26,670	138,979
Transfers in (1)	164,279	—	46,572	182,465	—	107,477	500,793
Transfers out (2) (3)	(6,017)	—	(2,492)	(8,719)	(237,297)	—	(254,525)
Transfer to securitization trust (4)	(651,911)	—	651,911	—	—	—	—
Contributions	—	—	—	14,164	—	66,336	80,500
Paydowns/Distributions	(308,600)	(89,999)	(35,942)	(44,771)	(239,796)	(25,270)	(744,378)
Recovery of charge-off	—	—	—	—	35	—	35
Sales (3)	(96,892)	—	—	—	(17,381,483)	—	(17,478,375)
Purchases	569,557	—	—	—	—	—	569,557
Balance at the end of period	$1,090,930	$1,266,785	$691,451	$163,593	$—	$259,095	$3,471,854

(1)As of January 1, 2020, the Company has elected to account for all residential loans, residential loans held in securitization trusts, equity investments and preferred equity and mezzanine loan investments using the fair value option (see Note 2).
(2)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned and the consolidation of Campus Lodge into the Company's consolidated financial statements (see Note 7).
(3)During the year ended December 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the multi-family loans held in the Consolidated K-Series and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Notes 2 and 4).
(4)During the year ended December 31, 2020, the Company completed two securitizations of certain performing, re-performing and non-performing residential loans (see Note 7).

	Year Ended December 31, 2019
	Residential loans
	Residential loans	Consolidated SLST	Consolidated K-Series	CMBS held in re-securitization trusts	Equity investments	Total
Balance at beginning of period	$737,523	$—	$11,679,847	$52,700	$32,994	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	55,459	(445)	533,094	17,734	15,100	620,942
Included in other comprehensive income (loss)	—	—	—	(13,665)	—	(13,665)
Transfers out (1)	(913)	—	—	—	—	(913)
Contributions	—	—	—	—	50,000	50,000
Paydowns/Distributions	(171,909)	(3,729)	(992,912)	—	(14,212)	(1,182,762)
Charge-off	—	—	(3,257)	—	—	(3,257)
Sales	(19,814)	—	—	(56,769)	—	(76,583)
Purchases (2)	829,408	1,333,060	6,599,974	—	—	8,762,442
Balance at the end of period	$1,429,754	$1,328,886	$17,816,746	$—	$83,882	$20,659,268

(1)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(2)During the year ended December 31, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. Also during the year ended December 31, 2019, the Company purchased first loss subordinated securities, IOs and senior RMBS securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the respective securitizations (see Notes 2, 3 and 4).

	Year Ended December 31, 2018
	Residential loans	Consolidated K-Series	CMBS held in re-securitization trusts	Equity investments	Total
Balance at beginning of period	$87,153	$9,657,421	$47,922	$42,823	$9,835,319
Total gains/(losses) (realized/unrealized)
Included in earnings	3,913	(134,298)	3,980	9,075	(117,330)
Included in other comprehensive income (loss)	—	—	798	—	798
Transfers out (1)	(56)	—	—	—	(56)
Paydowns/Distributions	(24,064)	(137,820)	—	(18,904)	(180,788)
Sales	(18,173)	—	—	—	(18,173)
Purchases (2)	688,750	2,294,544	—	—	2,983,294
Balance at the end of period	$737,523	$11,679,847	$52,700	$32,994	$12,503,064

(1)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(2)During the year ended December 31, 2018, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated assets of these securitizations (see Notes 2 and 4).

The following tables detail changes in valuation for the Level 3 liabilities for the years ended December 31, 2020, 2019 and 2018, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Year Ended December 31, 2020
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses (realized/unrealized)
Included in earnings	35,018	68,764	103,782
Paydowns	(147,376)	(89,484)	(236,860)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Balance at the end of period	$—	$1,054,335	$1,054,335

(1)During the year ended December 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series, and, as a result, de-consolidated the Consolidated K-Series CDOs (see Notes 2 and 4). Also includes the Company's net sales of senior securities issued by Consolidated SLST for the year ended December 31, 2020 (see Note 3).

	Year Ended December 31, 2019
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$11,022,248	$—	$11,022,248
Total losses (realized/unrealized)
Included in earnings	443,796	27	443,823
Purchases (1)	6,253,739	1,055,720	7,309,459
Paydowns	(992,075)	(2,918)	(994,993)
Charge-off	(3,257)	—	(3,257)
Balance at the end of period	$16,724,451	$1,052,829	$17,777,280

(1)During the year ended December 31, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. Also during the year ended December 31, 2019, the Company purchased first loss subordinated securities, IOs and senior RMBS securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the respective securitizations (see Notes 2, 3 and 4).

Year Ended December 31, 2018
Consolidated K-Series
Balance at beginning of period	$9,189,459
Total gains (realized/unrealized)
Included in earnings	(211,738)
Purchases (1)	2,182,330
Paydowns	(137,803)
Balance at the end of period	$11,022,248

(1)During the year ended December 31, 2018, the Company purchased first loss PO securities and certain IOs and mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. As a result, the Company consolidated liabilities of these securitizations (see Notes 2 and 4).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$1,639,327	Discounted cash flow	Lifetime CPR	8.5%	—	-	64.6%
			Lifetime CDR	1.0%	—	-	23.0%
			Loss severity	13.7%	—	-	100.0%
			Yield	5.3%	2.4%	-	27.3%

	$143,054	Liquidation model	Annual home price appreciation	—	—	-	7.3%
			Liquidation timeline (months)	29	9	-	57
			Property value	$578,738	$12,430	-	$3,650,000
			Yield	7.2%	7.0%	-	16.3%

Consolidated SLST (2)	$1,266,785		Liability price	N/A

Total	$3,049,166

Preferred equity and mezzanine loan investments (1)	$163,593	Discounted cash flow	Discount rate	11.5%	11.0%	-	19.5%
			Months to assumed redemption	44	8	-	185
			Loss severity	—

Equity investments (1) (2)	$182,765	Discounted cash flow	Discount rate	11.7%	11.0%	-	12.5%
			Months to assumed redemption	40	9	-	59
			Loss severity	—
Liabilities
Residential collateralized debt obligations
Consolidated SLST (3) (4)	$1,054,335	Discounted cash flow	Yield	2.1%	1.0%	-	11.1%
			Collateral prepayment rate	5.5%	2.8%	-	6.2%
			Collateral default rate	2.0%	—	-	7.6%
			Loss severity	21.1%	—	-	23.7%
(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments does not include equity ownership interests in entities that invest in residential properties and loans. The fair value of these investments is determined using the net asset value ("NAV") as a practical expedient.

(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including securities we own, as the fair value of these instruments is more observable. At December 31, 2020, the fair value of securities we owned in Consolidated SLST was $212.1 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2020, 2019 and 2018, respectively, for our Level 3 assets and liabilities held as of December 31, 2020, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Assets
Residential loans
Residential loans (1)	$16,449	$44,470	$4,333
Consolidated SLST (1)	33,479	300	—
Residential loans held in securitization trust (1)	17,785	—	—
Multi-family loans
Preferred equity and mezzanine loan investments (1)	(682)	—	—
Consolidated K-Series (1)	—	586,993	(85,115)
Equity investments (2)	256	5,374	6,091
Liabilities
Collateralized debt obligations
Consolidated K-Series (1)	$—	$(563,031)	$122,696
Consolidated SLST (1)	(65,552)	(383)	—

(1)Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
(2)Presented in income from equity investments on the Company’s consolidated statements of operations.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2019 on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Residential loans held in securitization trusts – impaired loans, net	$—	$—	$5,256	$5,256

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2019 and 2018, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Residential loans held in securitization trusts – impaired loans, net	$(24)	$(165)

Residential Loans Held in Securitization Trusts – Impaired Loans, Net – Impaired residential loans held in securitization trusts were recorded at amortized cost less specific loan loss reserves. Impaired loan value was based on management’s estimate of the net realizable value taking into consideration local market conditions for the property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2020 and 2019, respectively (dollar amounts in thousands):

		December 31, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$293,183	$293,183	$118,763	$118,763
Residential loans
Residential loans, at fair value	Level 3	3,049,166	3,049,166	2,758,640	2,758,640
Residential loans at amortized cost, net	Level 3	—	—	202,756	208,471
Multi-family loans
Preferred equity and mezzanine loan investments	Level 3	163,593	163,593	180,045	182,465
Consolidated K-Series	Level 3	—	—	17,816,746	17,816,746
Investment securities available for sale	Level 2	724,726	724,726	2,006,140	2,006,140
Equity investments	Level 3	259,095	259,095	189,965	191,359
Derivative assets	Level 2	—	—	15,878	15,878
Loans held for sale, net	Level 3	—	—	2,406	2,482
Financial Liabilities:
Repurchase agreements	Level 2	405,531	405,531	3,105,416	3,105,416
Collateralized debt obligations
Residential loan securitizations at amortized cost, net	Level 3	554,067	561,329	40,429	38,888
Consolidated K-Series	Level 3	—	—	16,724,451	16,724,451
Consolidated SLST	Level 3	1,054,335	1,054,335	1,052,829	1,052,829
Non-Agency RMBS re-securitization	Level 2	15,256	15,472	—	—
Subordinated debentures	Level 3	45,000	36,871	45,000	41,592
Convertible notes	Level 2	135,327	137,716	132,955	140,865

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

c.Residential loan securitizations at amortized cost, net and non-Agency RMBS re-securitization – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

d.Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

e.Convertible notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

15.    Stockholders’ Equity

(a)Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares issued and outstanding as of December 31, 2020 and 2019.

As of December 31, 2020, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In October 2019, the Company issued 6,900,000 shares of Series E Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering for net proceeds of approximately $166.7 million, after deducting underwriting discounts and offering expenses. On November 27, 2019, the Company classified and designated an additional 3,000,000 shares of the Company’s authorized but unissued preferred stock as Series E Preferred Stock. On March 28, 2019, the Company classified and designated an additional 2,460,000 shares and 2,650,000 shares of the Company’s authorized but unissued preferred stock as Series C Preferred Stock and Series D Preferred Stock, respectively.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of December 31, 2020 and 2019 (dollar amounts in thousands):

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$78,902	7.750%	June 4, 2018
Series C	6,600,000	4,181,807	101,102	104,545	7.875%	April 22, 2020
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Total	30,900,000	20,872,888	$504,765	$521,822

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
(2)Each series of Preferred Stock is not redeemable by the Company prior to the respective optional redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively).
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

    (b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock commencing January 1, 2018 through December 31, 2020 and on the Series E Preferred Stock from its time of original issuance through December 31, 2020:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
December 7, 2020	January 1, 2021	January 15, 2021	$0.484375		$0.4921875		$0.50		$0.4921875
September 14, 2020	October 1, 2020	October 15, 2020	0.484375		0.4921875		0.50		0.4921875
June 15, 2020	July 1, 2020	July 15, 2020	0.968750	(1)	0.9843750	(1)	1.00	(1)	0.9843750	(1)
December 10, 2019	January 1, 2020	January 15, 2020	0.484375		0.4921875		0.50		0.4757800	(2)
September 9, 2019	October 1, 2019	October 15, 2019	0.484375		0.4921875		0.50		—
June 14, 2019	July 1, 2019	July 15, 2019	0.484375		0.4921875		0.50		—
March 19, 2019	April 1, 2019	April 15, 2019	0.484375		0.4921875		0.50		—
December 4, 2018	January 1, 2019	January 15, 2019	0.484375		0.4921875		0.50		—
September 17, 2018	October 1, 2018	October 15, 2018	0.484375		0.4921875		0.50		—
June 18, 2018	July 1, 2018	July 15, 2018	0.484375		0.4921875		0.50		—
March 19, 2018	April 1, 2018	April 15, 2018	0.484375		0.4921875		0.50		—

(1)Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.
(2)Cash dividend for the partial quarterly period that began on October 18, 2019 and ended on January 14, 2020.

(c)Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. The Company declared a regular quarterly cash dividend on common stock for the second, third and fourth quarters of 2020. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2018 and ended December 31, 2020:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2020	December 7, 2020	December 17, 2020	January 25, 2021	$0.100
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050
Fourth Quarter 2019	December 10, 2019	December 20, 2019	January 27, 2020	0.200
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	0.200
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.200
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.200
Fourth Quarter 2018	December 4, 2018	December 14, 2018	January 25, 2019	0.200
Third Quarter 2018	September 17, 2018	September 27, 2018	October 26, 2018	0.200
Second Quarter 2018	June 18, 2018	June 28, 2018	July 26, 2018	0.200
First Quarter 2018	March 19, 2018	March 29, 2018	April 26, 2018	0.200

During 2020, aggregate dividends for our common stock were $0.225 per share. For tax reporting purposes, the 2020 dividends were classified as ordinary income and return of capital in the amounts of $0.180 and $0.045, respectively, per share. During 2019, aggregate dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2019 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.42, $0.13 and $0.25, respectively, per share. During 2018, aggregate dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2018 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.37, $0.12 and $0.31, respectively, per share.

(d)Public Offering of Common Stock

The following table details the Company's public offerings of common stock during the three years ended December 31, 2020 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
February 2020	50,600,000	$305,274
January 2020	34,500,000	206,650
November 2019	28,750,000	172,150
September 2019	28,750,000	173,093
July 2019	23,000,000	137,500
May 2019	20,700,000	123,102
March 2019	17,250,000	101,160
January 2019	14,490,000	83,772
November 2018	14,375,000	85,261
August 2018	14,375,000	85,980

(1)    Proceeds are net of underwriting discounts and commissions and offering expenses

(e)Equity Distribution Agreements

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued 2,260,200 shares of its common stock under the Common Equity Distribution Agreement, at an average price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. During the year ended December 31, 2018, the Company issued 14,588,631 shares of its common stock under the Common Equity Distribution Agreement, at an average price of $6.19 per share, resulting in total net proceeds to the Company of $89.0 million. As of December 31, 2020, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued 1,972,888 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $24.88 per share, resulting in total net proceeds to the Company of $48.4 million. As of December 31, 2020, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

16.    Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net income (loss) attributable to the Company’s common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per common share takes into account the effect of dilutive instruments, such as convertible notes, performance share units and restricted stock units, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the year ended December 31, 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the years ended December 31, 2019 and 2018, the Company’s Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the “if-converted” method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.

During the year ended December 31, 2020, the RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. There were no RSUs outstanding during the years ended December 31, 2019 and 2018.

During the year ended December 31, 2020, the PSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the years ended December 31, 2019 and 2018, PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs vest according to the PSU Agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2020	2019	2018
Basic (Loss) Earnings per Common Share
Net (loss) income attributable to Company	$(288,510)	$173,736	$102,886
Less: Preferred Stock dividends	(41,186)	(28,901)	(23,700)
Net (loss) income attributable to Company’s common stockholders	$(329,696)	$144,835	$79,186
Basic weighted average common shares outstanding	371,004	221,380	127,243
Basic (Loss) Earnings per Common Share	$(0.89)	$0.65	$0.62

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(288,510)	$173,736	$102,886
Less: Preferred Stock dividends	(41,186)	(28,901)	(23,700)
Add back: Interest expense on Convertible Notes for the period, net of tax	—	10,662	10,475
Net (loss) income attributable to Company’s common stockholders	$(329,696)	$155,497	$89,661
Weighted average common shares outstanding	371,004	221,380	127,243
Net effect of assumed Convertible Notes conversion to common shares	—	19,695	19,695
Net effect of assumed PSUs vested	—	1,521	512
Diluted weighted average common shares outstanding	371,004	242,596	147,450
Diluted (Loss) Earnings per Common Share	$(0.89)	$0.64	$0.61

17.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company’s stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. At December 31, 2020, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company’s common stock through the award of restricted stock and other equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000.

Of the common stock authorized at December 31, 2020, 5,540,536 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 507,821 shares under the 2017 Plan as of December 31, 2020. The Company’s employees have been issued 1,881,380 shares of restricted stock under the 2017 Plan as of December 31, 2020. At December 31, 2020, there were 1,603,766 shares of non-vested restricted stock outstanding, 4,798,517 common shares reserved for issuance in connection with PSUs under the 2017 Plan and 441,746 common shares reserved for issuance in connection with RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2019, 9,053,166 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors had been issued 228,750 shares under the 2017 Plan as of December 31, 2019. The Company’s employees had been issued 827,126 shares of restricted stock under the 2017 Plan as of December 31, 2019. At December 31, 2019, there were 755,286 shares of non-vested restricted stock outstanding and 3,060,958 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan.

(a)Restricted Common Stock Awards

During the years ended December 31, 2020, 2019 and 2018, the Company recognized non-cash compensation expense on its restricted common stock awards of $3.8 million, $2.2 million and $1.3 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient’s termination of employment, subject to certain exceptions. There were no forfeitures of shares for the year ended December 31, 2020. There were forfeitures of 1,575 shares for the year ended December 31, 2019 and forfeitures of 5,120 shares for the year ended December 31, 2018.

A summary of the activity of the Company’s non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the years ended December 31, 2020, 2019 and 2018, respectively, is presented below:

	2020		2019		2018
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	837,123	$6.18	507,536	$5.91	422,928	$6.36
Granted	1,054,254	6.33	536,242	6.30	289,792	5.63
Vested	(287,611)	6.22	(205,080)	5.85	(200,064)	6.55
Forfeited	—	—	(1,575)	6.35	(5,120)	6.25
Non-vested shares as of December 31	1,603,766	$6.27	837,123	$6.18	507,536	$5.91
Restricted stock granted during the period	1,054,254	$6.33	536,242	$6.30	289,792	$5.63

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2020 and 2019, the Company had unrecognized compensation expense of $5.9 million and $3.1 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at December 31, 2020 is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was $1.8 million, $1.3 million and $1.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b)Performance Share Units

During the years ended December 31, 2020, 2019 and 2018, the Company granted PSUs that had been approved by the Compensation Committee and the Board. Each PSU represents an unfunded promise to receive one share of the Company’s common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU Agreements. Vesting of the PSUs will occur at the end of three years based on the following:

•If three-year TSR performance relative to the Company’s identified performance peer group (the “Relative TSR”) is less than the 30th percentile, then 0% of the target PSUs will vest;

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

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For the PSUs granted in 2020, 2019 and 2018, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company’s stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

The PSUs granted during the year ended December 31, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU Awards under the 2017 Plan for the years ended December 31, 2020, 2019 and 2018, respectively, is presented below:

	2020		2019		2018
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	2,018,518	$4.09	842,792	$4.20	—	$—
Granted	883,496	7.03	1,175,726	4.01	842,792	4.20
Vested	—	—	—	—	—	—
Non-vested target PSUs as of December 31	2,902,014	$4.98	2,018,518	$4.09	842,792	$4.20

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

As of December 31, 2020, 2019 and 2018, there was $5.7 million, $4.5 million and $2.6 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2020 is expected to be recognized over a weighted average period of 1.7 years. Compensation expense related to the PSUs was $5.0 million, $2.9 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock Units

During the year ended December 31, 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the year ended December 31, 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the year ended December 31, 2020 is presented below:

	2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs at January 1	—	$—
Granted	441,746	6.23
Vested	—	—
Non-vested RSUs as of December 31	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

As of December 31, 2020 there was $1.8 million of unrecognized compensation cost related to the non-vested portion of the RSUs. The unrecognized compensation cost related to the non-vested portion of the RSUs at December 31, 2020 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the RSUs for the year ended December 31, 2020 was $0.9 million.

18.    Income Taxes

For the years ended December 31, 2020, 2019 and 2018, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision (benefit) for the years ended December 31, 2020, 2019 and 2018, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current income tax provision (benefit)
Federal	$1,225	$(65)	$(273)
State	151	43	(7)
Total current income tax provision (benefit)	1,376	(22)	(280)
Deferred income tax benefit
Federal	(244)	(245)	(480)
State	(151)	(152)	(297)
Total deferred income tax benefit	(395)	(397)	(777)
Total income tax provision (benefit)	$981	$(419)	$(1,057)

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax (benefit) provision to the effective income tax provision (benefit) for the years ended December 31, 2020, 2019 and 2018, respectively, are as follows (dollar amounts in thousands).

	For the Years Ended December 31,
	2020		2019		2018
(Benefit) provision at statutory rate	$(60,381)	21.0%	$36,397	21.0%	$21,384	21.0%
Non-taxable REIT income	58,783	(20.4)	(37,199)	(21.5)	(23,720)	(23.3)
State and local tax provision (benefit)	150	(0.1)	43	—	(7)	—
Other	(45)	—	(620)	(0.4)	(2,601)	(2.6)
Valuation allowance	2,474	(0.9)	960	0.6	3,887	3.8
Total provision (benefit)	$981	(0.4)%	$(419)	(0.3)%	$(1,057)	(1.1)%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2020 and 2019, respectively, are as follows (dollar amounts in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets
Net operating loss carryforward	$6,024	$3,975
Capital loss carryover	4,442	739
GAAP/Tax basis differences	814	3,699
Total deferred tax assets (1)	11,280	8,413
Deferred tax liabilities
Deferred tax liabilities	2	5
Total deferred tax liabilities (2)	2	5
Valuation allowance (1)	(9,503)	(7,029)
Total net deferred tax asset	$1,775	$1,379

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2020, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $16.1 million. The Company’s carryforward net operating losses of approximately $15.2 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of December 31, 2020, the Company, through one of its wholly-owned TRSs, had also incurred approximately $13.0 million in capital losses. The Company’s carryforward capital losses will expire between 2023 and 2025 if they are not offset by future capital gains.

As of December 31, 2020, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $2.5 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the year ended December 31, 2020, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the years ended December 31, 2020, 2019 and 2018, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Interest income
Residential loans
Residential loans	$69,170	$63,031	$19,659
Consolidated SLST	45,194	4,764	—
Residential loans held in securitization trusts	12,612	3,222	8,910
Total residential loans	126,976	71,017	28,569
Multi-family loans
Preferred equity and mezzanine loan investments	20,899	20,899	21,036
Consolidated K-Series	151,841	535,226	358,712
Total multi-family loans	172,740	556,125	379,748
Investment securities available for sale	49,925	65,486	47,147
Other	520	1,986	335
Total interest income	350,161	694,614	455,799
Interest expense
Repurchase agreements	37,334	90,110	43,219
Collateralized debt obligations
Consolidated SLST	31,663	2,945	—
Consolidated K-Series	129,762	457,130	313,102
Residential loan securitizations	6,967	1,682	3,623
Non-Agency RMBS and CMBS re-securitizations	3,290	494	2,910
Total collateralized debt obligations	171,682	462,251	319,635
Convertible debt	10,997	10,813	10,643
Subordinated debentures	2,187	2,865	2,743
Derivatives	868	711	831
Total interest expense	223,068	566,750	377,071
Net interest income	$127,093	$127,864	$78,728

20.    Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended
	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Interest income	$210,613	$47,970	$45,358	$46,220
Interest expense	163,531	19,444	19,829	20,264
Net interest income	47,082	28,526	25,529	25,956

Non-interest (loss) income:
Realized (losses) gains, net	(147,918)	(934)	(1,067)	1,861
Realized loss on de-consolidation of Consolidated K-Series	(54,118)	—	—	—
Unrealized (losses) gains, net	(396,780)	102,872	81,198	52,549
Income from equity investments	494	4,112	9,966	12,098
Impairment of goodwill	(25,222)	—	—	—
Other income (loss)	1,541	(1,638)	431	763
Total non-interest (loss) income	(622,003)	104,412	90,528	67,271

General and administrative expenses	10,652	11,761	10,159	9,656
Operating expenses	3,233	2,313	3,265	3,524
Total general, administrative and operating expenses	13,885	14,074	13,424	13,180
(Loss) income from operations before income taxes	(588,806)	118,864	102,633	80,047
Income tax (benefit) expense	(239)	1,927	(772)	65
Net (loss) income	(588,567)	116,937	103,405	79,982
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	184	876	(1,764)	437
Net (loss) income attributable to Company	(588,383)	117,813	101,641	80,419
Preferred stock dividends	(10,297)	(10,296)	(10,297)	(10,296)
Net (loss) income attributable to Company’s common stockholders	$(598,680)	$107,517	$91,344	$70,123

Basic (loss) earnings per common share	$(1.71)	$0.28	$0.24	$0.19
Diluted (loss) earnings per common share	$(1.71)	$0.28	$0.23	$0.18
Dividends declared per common share	$—	$0.05	$0.075	$0.10
Weighted average shares outstanding-basic	350,912	377,465	377,744	377,744
Weighted average shares outstanding-diluted	350,912	399,982	399,709	399,009

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Interest income	$147,982	$167,258	$179,602	$199,772
Interest expense	121,779	141,567	147,631	155,773
Net interest income	26,203	25,691	31,971	43,999

Non-interest income:
Realized gains, net	22,006	4,448	6,102	86
Unrealized gains, net	2,708	77	11,112	21,940
Income from equity investments	5,325	3,517	3,874	10,910
Loss on extinguishment of collateralized debt obligations	(2,857)	—	—	—
Recovery of loan losses	1,065	1,296	244	175
Other income (loss)	2,618	(777)	64	515
Total non-interest income	30,865	8,561	21,396	33,626

General and administrative expenses	8,711	9,716	8,238	9,129
Operating expenses	3,933	2,678	4,050	3,380
Total general, administrative and operating expenses	12,644	12,394	12,288	12,509
Income from operations before income taxes	44,424	21,858	41,079	65,116
Income tax expense (benefit)	74	(134)	(187)	(172)
Net income	44,350	21,992	41,266	65,288
Net (income) loss attributable to non-controlling interest in consolidated variable interest entities	(211)	743	113	195
Net income attributable to Company	44,139	22,735	41,379	65,483
Preferred stock dividends	(5,925)	(6,257)	(6,544)	(10,175)
Net income attributable to Company’s common stockholders	$38,214	$16,478	$34,835	$55,308

Basic earnings per common share	$0.22	$0.08	$0.15	$0.20
Diluted earnings per common share	$0.21	$0.08	$0.15	$0.20
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20
Weighted average shares outstanding-basic	174,421	200,691	234,043	275,121
Weighted average shares outstanding-diluted	194,970	202,398	255,537	296,347

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2020

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential loans
First lien loans
Original loan amount $0 - $99,999	1,335	1.38% - 14.99%	04/01/2012 - 09/01/2060	$66,968	$6,285
Original loan amount $100,000 - $199,999	1,323	2.00% - 11.84%	07/01/2018 - 11/01/2060	163,575	13,176
Original loan amount $200,000 - $299,999	616	0.00% - 11.38%	08/01/2022 - 10/01/2060	134,048	12,380
Original loan amount over $299,999	753	1.88% - 9.63%	08/01/2025 - 10/01/2060	326,591	25,432

Second lien loans
Original loan amount $0 - $99,999	421	5.75% - 9.00%	12/01/2030 - 05/01/2050	18,222	579
Original loan amount $100,000 - $199,999	50	6.25% - 9.13%	11/01/2032 - 04/01/2050	6,212	—
Original loan amount $200,000 - $299,999	18	6.25% - 8.63%	03/01/2046 - 01/01/2050	3,953	—

Business purpose loans
Original loan amount $0 - $99,999	176	7.75% - 15.00%	01/07/2020 - 10/01/2022	20,610	160
Original loan amount $100,000 - $199,999	290	7.85% - 14.50%	01/09/2020 - 07/01/2023	53,684	1,218
Original loan amount $200,000 - $299,999	175	7.85% - 12.50%	03/01/2020 - 01/01/2023	46,937	2,187
Original loan amount over $299,999	339	7.00% - 12.99%	03/01/2020 - 01/01/2023	250,130	4,615

Residential loans held in securitization trusts
First lien loans
Original loan amount $0 - $99,999	1,204	1.63% - 13.33%	01/08/2015 - 10/01/2060	64,247	8,744
Original loan amount $100,000 - $199,999	1,591	1.88% - 12.80%	03/01/2021 - 10/01/2060	181,487	21,816
Original loan amount $200,000 - $299,999	782	1.75% - 11.44%	11/01/2023 - 08/01/2060	150,240	20,409
Original loan amount over $299,999	832	1.38% - 9.79%	04/01/2023 - 10/01/2060	295,477	52,553

Consolidated SLST
First lien loans	7,645	1.38% - 10.50%	03/01/2021 - 10/01/2059	1,266,785	236,739
				$3,049,166	$406,293

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$20,780,548	$12,707,625	$10,157,126
Cumulative-effect adjustment for implementation of fair value option (1)	5,812	—	—
Additions during period:
Purchases	569,557	8,762,553	2,983,295
Accretion of purchase discount	5,265	11,234	19,940
Consolidation of mezzanine loans due to business combination	—	—	—
Change in realized and unrealized gains	101,957	638,557	4,096
Deductions during period:
Repayments of principal	(674,337)	(1,052,812)	(182,163)
Collection of interest	—	(11,429)	(21,754)
Transfer to investment securities available for sale (2)	(237,297)	—	—
Transfer to REO	(8,509)	(6,105)	(7,998)
Cost of loans sold (2)	(17,478,478)	(213,871)	(109,000)
Provision for loan loss	—	2,780	(1,235)
Change in realized and unrealized losses	—	—	(85,115)
Amortization of premium	(15,352)	(57,984)	(49,567)
Balance at end of period	$3,049,166	$20,780,548	$12,707,625

(1)As of January 1, 2020, the Company has elected to account for all residential loans using the fair value option (see Note 2).
(2)During the year ended December 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the multi-family loans held in the Consolidated K-Series and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Notes 2 and 4).