Form 10-Q
period 2021-03-31
NEW YORK MORTGAGE TRUST INC
filed 2021-05-07
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 7, 2021 was 379,272,504.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Residential loans, at fair value	$3,206,282	$3,049,166
Multi-family loans, at fair value	151,836	163,593
Investment securities available for sale, at fair value	596,295	724,726
Equity investments, at fair value	260,065	259,095
Cash and cash equivalents	290,977	293,183
Other assets	220,719	165,824
Total Assets (1)	$4,726,174	$4,655,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$537,049	$405,531
Collateralized debt obligations ($992,288 at fair value and $533,822 at amortized cost, net as of March 31, 2021 and $1,054,335 at fair value and $569,323 at amortized cost, net as of December 31, 2020)	1,526,110	1,623,658
Convertible notes	135,954	135,327
Subordinated debentures	45,000	45,000
Other liabilities	167,710	138,498
Total liabilities (1)	2,411,823	2,348,014
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 shares issued and outstanding ($521,822 aggregate liquidation preference)	504,765	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 379,272,504 and 377,744,476 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,793	3,777
Additional paid-in capital	2,343,912	2,342,934
Accumulated other comprehensive income	3,874	994
Accumulated deficit	(547,491)	(551,268)
Company's stockholders' equity	2,308,853	2,301,202
Non-controlling interest in consolidated variable interest entities	5,498	6,371
Total equity	2,314,351	2,307,573
Total Liabilities and Stockholders' Equity	$4,726,174	$4,655,587

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2021 and December 31, 2020, assets of consolidated VIEs totaled $2,011,594 and $2,150,984, respectively, and the liabilities of consolidated VIEs totaled $1,593,419 and $1,667,306, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
NET INTEREST INCOME:
Interest income	$50,039	$210,613
Interest expense	19,699	163,531
Total net interest income	30,340	47,082

NON-INTEREST INCOME (LOSS):
Realized gains (losses), net	7,058	(147,918)
Realized loss on de-consolidation of Consolidated K-Series	—	(54,118)
Unrealized gains (losses), net	26,166	(396,780)
Income from equity investments	3,399	494
Impairment of goodwill	—	(25,222)
Other income	3,097	1,541
Total non-interest income (loss)	39,720	(622,003)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,441	10,652
Operating expenses	7,754	3,233
Total general, administrative and operating expenses	19,195	13,885

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	50,865	(588,806)
Income tax expense (benefit)	66	(239)

NET INCOME (LOSS)	50,799	(588,567)
Net loss attributable to non-controlling interest in consolidated variable interest entities	1,409	184
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	52,208	(588,383)
Preferred stock dividends	(10,297)	(10,297)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$41,911	$(598,680)

Basic earnings (loss) per common share	$0.11	$(1.71)
Diluted earnings (loss) per common share	$0.11	$(1.71)
Weighted average shares outstanding-basic	378,881	350,912
Weighted average shares outstanding-diluted	380,815	350,912
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$41,911	$(598,680)
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	638	(135,327)
Reclassification adjustment for net loss (gain) included in net income (loss)	2,242	(6,837)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,880	(142,164)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$44,791	$(740,844)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss)	—	—	—	52,208	—	52,208	(1,409)	50,799
Common stock issuance, net	—	—	—	—	—	—	—	—
Stock based compensation expense, net	16	—	978	—	—	994	—	994
Dividends declared on common stock	—	—	—	(37,927)	—	(37,927)	—	(37,927)
Dividends declared on preferred stock	—	—	—	(10,297)	—	(10,297)	—	(10,297)
Dividends attributable to dividend equivalents	—	—	—	(207)	—	(207)	—	(207)
Reclassification adjustment for net loss included in net income	—	—	—	—	2,242	2,242	—	2,242
Increase in fair value of available for sale securities	—	—	—	—	638	638	—	638
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	539	539
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	$3,793	$504,765	$2,343,912	$(547,491)	$3,874	$2,308,853	$5,498	$2,314,351

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net loss	—	—	—	(588,383)	—	(588,383)	(184)	(588,567)
Common stock issuance, net	851	—	511,055	—	—	511,906	—	511,906
Stock based compensation expense, net	10	—	1,953	—	—	1,963	—	1,963
Dividends declared on common stock	—	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	—	—	—
Reclassification adjustment for net gain included in net loss	—	—	—	—	(6,837)	(6,837)	—	(6,837)
Decrease in fair value of available for sale securities	—	—	—	—	(135,327)	(135,327)	—	(135,327)
Balance, March 31, 2020	$3,775	$504,765	$2,334,793	$(724,962)	$(117,032)	$2,001,339	$(888)	$2,000,451
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$50,799	$(588,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization (accretion)	10,530	(14,500)
Realized (gains) losses, net	(7,058)	147,918
Realized loss on de-consolidation of Consolidated K-Series	—	54,118
Unrealized (gains) losses, net	(26,166)	396,780
Impairment of goodwill	—	25,222
Impairment of real estate under development in Consolidated VIEs	—	145
Income from preferred equity, mezzanine loan and equity investments	(8,371)	(5,920)
Distributions of income from preferred equity, mezzanine loan and equity investments	7,549	5,686
Stock based compensation expense, net	994	1,963
Changes in operating assets and liabilities:
Other assets	(6,100)	68,894
Other liabilities	2,966	(71,572)
Net cash provided by operating activities	25,143	20,167

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	111,628	1,380,980
Principal paydowns received on investment securities	21,682	142,808
Purchases of investment securities	(5,926)	(448,093)
Principal repayments received on residential loans	180,750	102,696
Proceeds from sales of residential loans	6,633	49,960
Purchases of residential loans	(347,283)	(153,821)
Principal repayments received on preferred equity and mezzanine loan investments	11,875	7,555
Return of capital from equity investments	—	157
Funding of preferred equity, mezzanine loan and equity investments	(161)	(30,546)
Funding of joint venture investment in Consolidated VIE	(10,250)	—
Proceeds from sales resulting in de-consolidation of Consolidated K-Series	—	344,044
Principal repayments received on multi-family loans held in Consolidated K-Series	—	239,796
Net payments made on derivative instruments settled during the period	—	(28,233)
Proceeds from sale of real estate owned	1,637	1,151
Cash received from initial consolidation of VIEs	1,751	—
Capital expenditures on operating real estate in Consolidated VIEs	(827)	—
Distributions to non-controlling interest in Consolidated VIEs	(3)	—
Purchases of other assets	(18)	(36)
Net cash (used in) provided by investing activities	(28,512)	1,608,418

Cash Flows from Financing Activities:
Net proceeds from (payments made on) repurchase agreements	130,748	(1,677,506)
Common stock issuance, net	—	511,924
Dividends paid on common stock and dividend equivalents	(37,808)	(58,274)
Dividends paid on preferred stock	(10,297)	(10,175)
Payments made on and extinguishment of collateralized debt obligations	(35,834)	(1,475)
Payments made on Consolidated K-Series CDOs	—	(147,376)
Payments made on Consolidated SLST CDOs	(27,299)	(21,208)
Net cash provided by (used in) financing activities	19,510	(1,404,090)

Net Increase in Cash, Cash Equivalents and Restricted Cash	16,141	224,495
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	304,490	121,612
Cash, Cash Equivalents and Restricted Cash - End of Period	$320,631	$346,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$19,304	$239,091
Cash paid for income taxes	$2	$1

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$—	$213,585
De-consolidation of multi-family loans held in Consolidated K-Series	$—	$17,381,483
De-consolidation of Consolidated K-Series CDOs	$—	$16,612,093
Transfer from residential loans to real estate owned	$1,684	$3,515

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,035	$—
Dividends declared on preferred stock to be paid in subsequent period	$10,297	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$290,977	$172,513
Restricted cash included in other assets	29,654	173,594
Total cash, cash equivalents, and restricted cash	$320,631	$346,107
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;
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
“Consolidated K-Series” refers to Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our “special purpose entities,” or “SPEs,” owned the first loss POs, certain IOs and certain senior or mezzanine securities that we consolidated in our financial statements in accordance with GAAP prior to disposition; and
“SOFR” refers to Secured Overnight Funding Rate.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2021, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2021 and 2020 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Goodwill – Goodwill is not amortized but is evaluated for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) is recognized.

In the first quarter of 2020, financial, credit and mortgage-related asset markets experienced significant volatility as a result of the spread of COVID-19, which in turn put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands. In response to these conditions and the Company's intention to improve its liquidity, in March 2020, the Company sold, among other things, its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. The Company considered qualitative indicators such as macroeconomic conditions, disruptions in equity and credit markets, REIT-specific market considerations, and changes in the net assets in the multi-family investment reporting unit to determine that a quantitative assessment of the fair value of the reporting unit was necessary. The Company performed its quantitative analysis by updating its discounted cash flow projection for the multi-family investment reporting unit for the reduced investment portfolio. This analysis yielded an impairment of the entire goodwill balance related to the Company's multi-family investment reporting unit reported as a $25.2 million impairment of goodwill on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.

Other Assets – Other assets as of March 31, 2021 and December 31, 2020 include restricted cash held by third parties, including cash held by the Company's securitization trusts, of $29.7 million and $11.3 million, respectively. Operating real estate held in Consolidated VIEs in the amounts of $82.1 million and $50.5 million are also included in other assets as of March 31, 2021 and December 31, 2020, respectively. Other assets includes collections receivable from loan servicers, recoverable advances and interest receivable on residential loans totaling $65.5 million and $63.6 million as of March 31, 2021 and December 31, 2020, respectively. Also included in other assets are operating lease right of use assets of $9.9 million and $10.1 million as of March 31, 2021 and December 31, 2020, respectively (with corresponding operating lease liabilities of $10.3 million and $10.6 million as of March 31, 2021 and December 31, 2020, respectively, included in other liabilities in the accompanying consolidated balance sheets).

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

3.Residential Loans, at Fair Value
The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans, and business purpose loans, are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021				December 31, 2020
	Residential loans(1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans(1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,317,342	$1,203,223	$669,605	$3,190,170	$1,097,528	$1,231,669	$696,543	$3,025,740
(Discount)/premium	(42,722)	(152)	(40,202)	(83,076)	(42,259)	1,337	(41,506)	(82,428)
Unrealized gains	42,087	8,437	48,664	99,188	35,661	33,779	36,414	105,854
Carrying value	$1,316,707	$1,211,508	$678,067	$3,206,282	$1,090,930	$1,266,785	$691,451	$3,049,166
(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of March 31, 2021 and December 31, 2020 (see Note 10).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets.
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 11).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$6,426	$(25,343)	$12,251	$(81,680)	$(88,100)	$(1,730)

(1)The fair value of residential loans held in Consolidated SLST is determined in accordance with the practical expedient in ASC 810, Consolidation ("ASC 810") (see Note 14). See Note 7 for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST.

The Company also recognized $0.2 million of net realized gains on the sale of residential loans, at fair value for the three months ended March 31, 2021. The Company recognized $16.2 million of net realized losses on the sale of residential loans, at fair value during the three months ended March 31, 2020.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2021 and December 31, 2020, respectively, are as follows:

	March 31, 2021			December 31, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	24.5%	10.8%	19.6%	23.6%	10.9%	19.8%
Florida	12.8%	10.5%	8.1%	13.1%	10.5%	8.1%
New York	8.7%	9.3%	9.2%	9.2%	9.3%	8.9%
New Jersey	6.2%	7.2%	5.7%	5.6%	7.1%	5.6%
Texas	5.4%	4.0%	4.4%	5.6%	4.0%	4.3%
Maryland	2.7%	3.8%	6.1%	2.8%	3.8%	6.3%
Illinois	2.4%	6.8%	2.5%	2.5%	6.8%	2.7%
The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2021	$144,992	$166,159	$14,828	$16,142
December 31, 2020	149,444	169,553	16,057	17,748

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $246.7 million and $236.7 million were 90 days or more delinquent as of March 31, 2021 and December 31, 2020, respectively.

4.Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Investment amount	$151,427	$163,392
Deferred loan fees, net	(1,067)	(1,169)
Unrealized gains, net	1,476	1,370
Total	$151,836	$163,593

For the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million in net unrealized gains and $5.6 million in net unrealized losses on preferred equity and mezzanine loan investments, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's preferred equity and mezzanine loan investments in non-accrual status as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$3,481	$3,363	$3,325	$3,363

The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of March 31, 2021 and December 31, 2020, respectively, are as follows:

	March 31, 2021	December 31, 2020
Tennessee	15.6%	14.3%
Texas	12.5%	11.4%
Georgia	11.1%	10.1%
Alabama	10.6%	9.7%
Florida	9.3%	8.5%
South Carolina	7.8%	7.2%
Missouri	6.2%	5.7%
Ohio	5.6%	5.2%
North Carolina	5.3%	4.9%

5.Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021				December 31, 2020
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS	$136,491	$—	$(4,866)	$131,625	$138,541	$854	$—	$139,395
Non-Agency RMBS (1)	81,451	425	(10,043)	71,833	100,465	170	(10,786)	89,849
CMBS (2)	114,177	2,124	(676)	115,625	139,019	5,685	(3,731)	140,973
ABS	32,149	12,473	—	44,622	34,139	9,086	—	43,225
Total investment securities available for sale - fair value option	364,268	15,022	(15,585)	363,705	412,164	15,795	(14,517)	413,442

CECL Securities
Non-Agency RMBS (3)	196,933	3,708	(867)	199,774	266,855	4,336	(5,374)	265,817
CMBS	31,783	1,430	(397)	32,816	43,435	2,032	—	45,467
Total investment securities available for sale - CECL Securities	228,716	5,138	(1,264)	232,590	310,290	6,368	(5,374)	311,284
Total	$592,984	$20,160	$(16,849)	$596,295	$722,454	$22,163	$(19,891)	$724,726

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $37.6 million as of December 31, 2020. During the three months ended March 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).
(2)Includes IO and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation during the three months ended March 31, 2020, with a total fair value of $74.0 million and $97.6 million as of March 31, 2021 and December 31, 2020 respectively.
(3)Includes non-Agency RMBS held in a securitization trust with a total fair value of $71.5 million as of December 31, 2020. During the three months ended March 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).

Accrued interest receivable for all investment securities available for sale in the amount of $2.1 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$72,083	$12	$(833)	$(821)
CMBS	39,545	5,196	—	5,196
Total	$111,628	$5,208	$(833)	$4,375

	Three Months Ended March 31, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,893	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,100	5,348	(11,713)	(6,365)
Total Agency RMBS	992,993	5,392	(15,870)	(10,478)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,404	11,058	(16,079)	(5,021)
Non-Agency RMBS	130,948	—	(24,132)	(24,132)
CMBS	114,038	—	(29,584)	(29,584)
Total	$1,383,390	$11,058	$(69,795)	$(58,737)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 7).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 7).

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2021 and December 31, 2020, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.0 years and 5.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

Weighted Average Life	March 31, 2021	December 31, 2020
0 to 5 years	$234,583	$332,934
Over 5 to 10 years	320,979	320,361
10+ years	40,733	71,431
Total	$596,295	$724,726

Unrealized Losses in Other Comprehensive Income

The Company evaluated its CECL Securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses through earnings for the three months ended March 31, 2021 and 2020.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

March 31, 2021	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$48,588	$(867)	$48,588	$(867)
CMBS	22,472	(397)	—	—	22,472	(397)
Total	$22,472	$(397)	$48,588	$(867)	$71,060	$(1,264)

December 31, 2020	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)
Total	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)

At March 31, 2021, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $0.9 million and $0.4 million, respectively, at March 31, 2021. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

6.Equity Investments, at Fair Value

The Company's equity investments consist of, or have consisted of, preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), equity ownership interests in entities that invest in single-family properties and residential loans (or single-family equity ownership interests) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election. The following table presents the Company's equity investments as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$11,788	45%	$11,441
Somerset Deerfield Investor, LLC	45%	18,978	45%	18,792
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	5,264	43%	5,140
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	11,771	57%	11,456
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	7,300	46%	7,234
Walnut Creek Properties Holdings, L.L.C.	36%	8,940	36%	8,803
Towers Property Holdings, LLC	37%	12,333	37%	12,119
Mansions Property Holdings, LLC	34%	11,885	34%	11,679
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,385	43%	4,320
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	10,117	37%	9,966
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	12,515	53%	12,337
DCP Gold Creek, LLC	44%	6,469	44%	6,357
1122 Chicago DE, LLC	53%	7,342	53%	7,222
Rigsbee Ave Holdings, LLC	56%	10,398	56%	10,222
Bighaus, LLC	42%	14,751	42%	14,525
FF/RMI 20 Midtown, LLC	51%	24,243	51%	23,936
Lurin-RMI, LLC	38%	7,356	38%	7,216
Total - Multi-Family Preferred Equity Ownership Interests		185,835		182,765

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	11%	14,228	11%	13,040
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	49%	60,002	49%	63,290
Total - Single-Family Equity Ownership Interests		74,230		76,330

Total		$260,065		$259,095

The Company records its equity in earnings or losses from its multi-family preferred equity ownership interests under the hypothetical liquidation of book value method of accounting due to the structures and the preferences it receives on the distributions from these entities pursuant to the respective agreements. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment. Pursuant to the fair value election, changes in fair value of the Company's multi-family preferred equity ownership interests are reported in current period earnings. The following table presents income from multi-family preferred equity ownership interests for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands). Income from these investments, which includes $0.1 million of net unrealized gains and $4.3 million of net unrealized losses during the three months ended March 31, 2021 and 2020, respectively, is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
Investment Name	2021	2020
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$347	$245
Somerset Deerfield Investor, LLC	466	159
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	124	(66)
Audubon Mezzanine Holdings, L.L.C. (Series A)	364	(109)
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	179	(101)
Walnut Creek Properties Holdings, L.L.C.	277	(94)
Towers Property Holdings, LLC	379	(161)
Mansions Property Holdings, LLC	365	(155)
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	135	(54)
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	314	(131)
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	388	(169)
DCP Gold Creek, LLC	202	(120)
1122 Chicago DE, LLC	221	(60)
Rigsbee Ave Holdings, LLC	320	(147)
Bighaus, LLC	436	—
FF/RMI 20 Midtown, LLC	746	—
Lurin-RMI, LLC	236	—
Total Income (Loss) - Multi-Family Preferred Equity Ownership Interests	$5,499	$(963)

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2021	2020
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	$1,188	$218
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	(3,288)	1,000
Total (Loss) Income - Single-Family Equity Ownership Interests	$(2,100)	$1,218

Joint Venture Equity Investments in Multi-Family Properties (1)
The Preserve at Port Royal Venture, LLC (2)	$—	$239
Total Income - Joint Venture Equity Investments in Multi-Family Properties	$—	$239

(1)Includes net unrealized gain of $0.2 million for the three months ended March 31, 2020.
(2)The Company's equity investment was redeemed during the year ended December 31, 2020.

7.Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

Financing VIEs

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

As of December 31, 2020, the Company evaluated its residential loan securitizations and re-securitization of non-Agency RMBS and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). As of March 31, 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million, returning the non-Agency RMBS held by the re-securitization trust to the Company.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of March 31, 2021 and December 31, 2020, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 11). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company as of March 31, 2021 and December 31, 2020 with a fair value of $219.8 million and $212.1 million, respectively (see Note 14). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of March 31, 2021 and December 31, 2020.

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

Consolidated K-Series

As of December 31, 2019, the Company invested in multi-family CMBS consisting of POs that represented the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from those securitizations. The Company evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they were VIEs and if so, whether the Company was the primary beneficiary requiring consolidation. The Company determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts were VIEs, which we refer to as the Consolidated K-Series. The Company also determined that it was the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Note 2). The Company elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which required that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series was limited to the multi-family CMBS that we owned.

In March 2020, the Company sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO. These sales, for total proceeds of approximately $555.2 million, resulted in a realized net loss of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in the Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs. Also in March 2020, the Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale.

Other Consolidated VIEs

During the three months ended March 31, 2021, the Company invested in a joint venture investment that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated its assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements with a non-controlling interest for the third-party ownership of the joint venture's membership interests. The Company accounted for the initial consolidation of the joint venture investment in accordance with asset acquisition provisions of ASC 805, Business Combinations, ("ASC 805"), as substantially all of the fair value of the assets within the entity are concentrated in either a single identifiable asset or group of similar identifiable assets. The initial consolidation of the joint venture entity included operating real estate and lease intangibles in the amounts of $31.5 million and $1.6 million, respectively (included in other assets in the accompanying condensed consolidated balance sheets), a mortgage payable in the amount of $25.8 million (included in other liabilities in the accompanying condensed consolidated balance sheets) and a non-controlling interest in the amount of $0.5 million.

In addition, on November 12, 2020 (the "Changeover Date"), the Company reconsidered its evaluation of its variable interest in a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE on the Changeover Date. Prior to the Changeover Date, the Company accounted for its investment as a preferred equity investment included in multi-family loans. The Company does not have any claims to the assets or obligations for the liabilities of this VIE. On the Changeover Date, the Company consolidated this VIE into its consolidated financial statements. The Company accounted for the initial consolidation of the VIE in accordance with asset acquisition provisions of ASC 805 as substantially all of the fair value of the assets within the entity are concentrated in either a single identifiable asset or group of similar identifiable assets. The estimated Changeover Date fair value of the consideration transferred totaled $8.7 million, which consisted of the estimated fair value of the Company's preferred equity investment in the VIE that was determined using assumptions for the underlying contractual cash flows and a discount rate. The initial consolidation of this VIE included operating real estate and lease intangibles in the amounts of $50.5 million and $1.6 million, respectively (included in other assets in the accompanying condensed consolidated balance sheets), a mortgage payable in the amount of $36.8 million (included in other liabilities in the accompanying condensed consolidated balance sheets) and a non-controlling interest (representing third-party ownership of the VIE's membership interests) in the amount of $6.8 million.

In analyzing whether the Company is the primary beneficiary of the Financing VIEs, Consolidated SLST, the Consolidated K-Series and other Consolidated VIEs, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and
•whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and other Consolidated VIEs as of March 31, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$2,852	$2,852
Residential loans, at fair value	678,067	1,211,508	—	1,889,575
Operating real estate, net held in Consolidated VIEs (1)	—	—	82,141	82,141
Other assets	28,900	3,981	4,145	37,026
Total assets	$706,967	$1,215,489	$89,138	$2,011,594

Collateralized debt obligations ($533,822 at amortized cost, net and $992,288 at fair value)	$533,822	$992,288	$—	$1,526,110
Mortgages payable, net in Consolidated VIEs (2)	—	—	62,537	62,537
Other liabilities	1,908	1,791	1,073	4,772
Total liabilities	$535,730	$994,079	$63,610	$1,593,419
Non-controlling interest in Consolidated VIEs (3)	$—	$—	$5,498	$5,498
Net investment (4)	$171,237	$221,410	$20,030	$412,677

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.
(3)Represents third party ownership of membership interests in other Consolidated VIEs.
(4)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, non-Agency RMBS re-securitization, Consolidated SLST and other Consolidated VIEs as of December 31, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

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

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.
(3)Represents third party ownership of membership interests in other Consolidated VIEs.
(4)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.

The following table presents condensed statements of operations for non-Company-sponsored VIEs, including Consolidated SLST and other Consolidated VIEs, for the three months ended March 31, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Consolidated SLST	Other	Total
Interest income	$10,318	$—	$10,318
Interest expense	7,104	310	7,414
Total net interest income (expense)	3,214	(310)	2,904

Unrealized gains, net	9,225	—	9,225
Other income	—	1,495	1,495
Total non-interest income	9,225	1,495	10,720

Total general, administrative and operating expenses	—	2,924	2,924

Net income (loss)	12,439	(1,739)	10,700
Net loss attributable to non-controlling interest in Consolidated VIEs	—	1,409	1,409
Net income (loss) attributable to Company	$12,439	$(330)	$12,109

The following table presents condensed statements of operations for the non-Company-sponsored VIEs, including Consolidated K-Series (prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series), Consolidated SLST and other Consolidated VIEs, for the three months ended March 31, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Consolidated K-Series	Consolidated SLST	Other	Total
Interest income	$151,841	$12,123	$—	$163,964
Interest expense	129,762	8,535	—	138,297
Total net interest income	22,079	3,588	—	25,667

Unrealized losses, net	(10,951)	(66,134)	—	(77,085)
Other income (loss)	—	—	(342)	(342)
Total non-interest income (loss)	(10,951)	(66,134)	(342)	(77,427)

Total general, administrative and operating expenses	—	—	26	26

Net income (loss)	11,128	(62,546)	(368)	(51,786)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	—	184	184
Net income (loss) attributable to Company	$11,128	$(62,546)	$(184)	$(51,602)

Unconsolidated VIEs

As of March 31, 2021 and December 31, 2020, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2021 and December 31, 2020, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$44,622	$—	$44,622
Non-Agency RMBS	—	3,920	—	3,920
Preferred equity investments in multi-family properties	146,693	—	185,835	332,528
Mezzanine loans on multi-family properties	5,143	—	—	5,143
Equity investments in entities that invest in residential properties and loans	—	—	74,230	74,230
Maximum exposure	$151,836	$48,542	$260,065	$460,443

	December 31, 2020
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$43,225	$—	$43,225
Preferred equity investments in multi-family properties	158,501	—	182,765	341,266
Mezzanine loans on multi-family properties	5,092	—	—	5,092
Equity investments in entities that invest in residential properties and loans	—	—	76,330	76,330
Maximum exposure	$163,593	$43,225	$259,095	$465,913

8.Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments, comprised of interest rate swaps which were designated as trading instruments, were terminated during the three months ended March 31, 2020. The Company had no outstanding derivatives as of March 31, 2021 and December 31, 2020.
Derivatives Not Designated as Hedging Instruments
The table below summarizes the activity of derivative instruments not designated as hedging instruments for the three months ended March 31, 2020 (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	March 31, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the three months ended March 31, 2020 (dollar amounts in thousands):

	For the Three Months Ended March 31, 2020
	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate swaps	$(73,078)	$28,967
Total	$(73,078)	$28,967

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

9.Operating Real Estate Held in Consolidated VIEs, Net

During the three months ended March 31, 2021, the Company invested in a joint venture investment that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entity into its condensed consolidated financial statements (see Note 7).

On November 12, 2020, the Company determined that it became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated the VIE into its condensed consolidated financial statements (see Note 7).

The following is a summary of the real estate investments in Consolidated VIEs, collectively, as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Land	$9,319	$5,400
Building and improvements	69,977	43,764
Furniture, fixture and equipment	3,680	1,522
Real estate	$82,976	$50,686
Accumulated depreciation (1)	(835)	(154)
Real estate, net (2)	$82,141	$50,532

(1)Depreciation expense for the three months ended March 31, 2021 totaled $0.7 million and is included in operating expenses on the accompanying condensed consolidated statements of operations.
(2)Included in other assets on the accompanying condensed consolidated balance sheets.

10.Repurchase Agreements

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2021	$1,456,691	$538,632	$(1,583)	$537,049	$742,429	2.92%	10.02
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes non-mark-to-market repurchase agreements with an outstanding balance of $208.7 million, weighted average rate of 3.15%, and weighted average maturity of 11.03 months as of March 31, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
(2)Costs related to the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets and are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.
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

As of March 31, 2021, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of March 31, 2021 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has repurchase agreements with financial institutions to finance its investment securities portfolio. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of March 31, 2021 and December 31, 2020, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Weighted Average Rate of Notes Issued (2)	Stated Maturity (3)
Consolidated SLST (4)	$947,719	$992,288	2.75%	3.53%	2059
Residential loan securitizations	537,112	533,822	3.36%	4.84%	2025 - 2060
Total collateralized debt obligations	$1,484,831	$1,526,110

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

The Company's collateralized debt obligations as of March 31, 2021 had stated maturities as follows:

Year ending December 31,	March 31, 2021
2021	$—
2022	—
2023	—
2024	—
2025	220,648
2026	—
Thereafter	1,264,183
Total	$1,484,831

12.    Debt

Convertible Notes

As of March 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") outstanding. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $2.0 million and $2.7 million as of March 31, 2021 and December 31, 2020, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

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

During the three months ended March 31, 2021, none of the Convertible Notes were converted. As of May 7, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 7, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable in Consolidated VIEs

During the three months ended March 31, 2021, the Company invested in a joint venture investment that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated joint venture entity into its condensed consolidated financial statements (see Note 7).

On November 12, 2020, the Company determined that it became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated the VIE into its condensed consolidated financial statements (see Note 7).

The real estate held by the Consolidated VIEs are subject to mortgages payable which are included in other liabilities on the accompanying condensed consolidated balance sheets and for which the Company has no obligation as of March 31, 2021. The following table presents detailed information for these mortgages payable in Consolidated VIEs as of March 31, 2021 (dollar amounts in thousands):

	Mortgage Note Amount	Net Deferred Finance Cost	Mortgage Payable, Net	Origination Date	Maturity Date	Interest Rate
Joint venture investment	$26,040	$(262)	$25,778	January 27, 2021	February 1, 2031	SOFR plus 2.62%
Preferred equity investment	37,030	(271)	36,759	February 14, 2018	March 1, 2028	One-month LIBOR plus 2.40%
Total	$63,070	$(533)	$62,537

Debt Maturities

As of March 31, 2021, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2021	$—
2022	138,000
2023	—
2024	—
2025	—
2026	—
Thereafter	108,070
$246,070

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Notes 1 and 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of March 31, 2021, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2021, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The investment securities (eliminated in consolidation in accordance with GAAP) that we own in these securitizations are generally illiquid and trade infrequently, as such they are classified as Level 3 in the fair value hierarchy. The fair valuation of these investment securities is determined based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity, prepayment rate and current market interest rates. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

f.Derivative Instruments – The Company’s derivative instruments were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives were presented net of variation margin payments pledged or received.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,316,707	$1,316,707	$—	$—	$1,090,930	$1,090,930
Consolidated SLST	—	—	1,211,508	1,211,508	—	—	1,266,785	1,266,785
Residential loans held in securitization trusts	—	—	678,067	678,067	—	—	691,451	691,451
Multi-family loans	—	—	151,836	151,836	—	—	163,593	163,593
Investment securities available for sale:
Agency RMBS	—	131,625	—	131,625	—	139,395	—	139,395
Non-Agency RMBS	—	271,607	—	271,607	—	355,666	—	355,666
CMBS	—	148,441	—	148,441	—	186,440	—	186,440
ABS	—	44,622	—	44,622	—	43,225	—	43,225
Equity investments	—	—	260,065	260,065	—	—	259,095	259,095
Total	$—	$596,295	$3,618,183	$4,214,478	$—	$724,726	$3,471,854	$4,196,580
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$992,288	$992,288	$—	$—	$1,054,335	$1,054,335
Total	$—	$—	$992,288	$992,288	$—	$—	$1,054,335	$1,054,335

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2021
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,090,930	$1,266,785	$691,451	$163,593	$259,095	$3,471,854
Total gains/(losses) (realized/unrealized)
Included in earnings	9,386	(27,057)	14,123	5,077	3,400	4,929
Transfers out (1)	(989)	—	(695)	—	—	(1,684)
Contributions	—	—	—	—	161	161
Paydowns/Distributions	(125,646)	(28,220)	(24,436)	(16,834)	(2,591)	(197,727)
Sales	(4,257)	—	(2,376)	—	—	(6,633)
Purchases	347,283	—	—	—	—	347,283
Balance at the end of period	$1,316,707	$1,211,508	$678,067	$151,836	$260,065	$3,618,183

(1)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.

	Three Months Ended March 31, 2020
	Residential loans			Multi-family loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Preferred equity and mezzanine loan investments	Consolidated K-Series	Equity investments	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$—	$17,816,746	$83,882	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(94,418)	(89,087)	(1,739)	(209)	41,795	494	(143,164)
Transfers in (1)	164,035	—	46,572	182,465	—	107,477	500,549
Transfers out (2) (3)	(3,166)	—	(349)	—	(237,297)	—	(240,812)
Contributions	—	—	—	8,440	—	22,106	30,546
Paydowns/Distributions	(84,719)	(21,500)	(1,500)	(11,404)	(239,796)	(1,994)	(360,913)
Recovery of charge-off	—	—	—	—	35	—	35
Sales (3)	(49,960)	—	—	—	(17,381,483)	—	(17,431,443)
Purchases	153,821	—	—	—	—	—	153,821
Balance at the end of period	$1,515,347	$1,218,299	$42,984	$179,292	$—	$211,965	$3,167,887

(1)As of January 1, 2020, the Company elected to account for all residential loans, residential loans held in securitization trusts, equity investments and preferred equity and mezzanine loan investments using the fair value option.
(2)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(3)During the three months ended March 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated multi-family loans held in the Consolidated K-Series and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Note 7).

The following tables detail changes in valuation for the Level 3 liabilities for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Liabilities:

Three Months Ended March 31, 2021
Consolidated SLST CDOs
Balance at beginning of period	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(34,748)
Paydowns	(27,299)
Balance at the end of period	$992,288

	Three Months Ended March 31, 2020
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses/(gains) (realized/unrealized)
Included in earnings	35,018	(18,855)	16,163
Paydowns	(147,376)	(21,208)	(168,584)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Balance at the end of period	$—	$1,034,992	$1,034,992

(1)During the three months ended March 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the Consolidated K-Series CDOs (see Note 7). Also includes the Company's net sales of senior securities issued by Consolidated SLST during the three months ended March 31, 2020 (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

March 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$1,857,540	Discounted cash flow	Lifetime CPR	5.7%	—	-	60.3%
			Lifetime CDR	0.8%	—	-	21.1%
			Loss severity	11.9%	—	-	100.0%
			Yield	5.2%	2.5%	-	48.4%

	$137,234	Liquidation model	Annual home price appreciation	0.9%	—	-	12.4%
			Liquidation timeline (months)	29	9	-	57
			Property value	$550,830	$13,000	-	$4,000,000
			Yield	7.2%	7.0%	-	29.2%

Consolidated SLST (3)	$1,211,508		Liability price	N/A

Total	$3,206,282

Multi-family loans (1)	$151,836	Discounted cash flow	Discount rate	11.5%	11.0%	-	19.5%
			Months to assumed redemption	43	4	-	183
			Loss severity	—

Equity investments (1) (2)	$185,835	Discounted cash flow	Discount rate	11.7%	11.0%	-	18.3%
			Months to assumed redemption	38	6	-	58
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$992,288	Discounted cash flow	Yield	2.5%	1.5%	-	11.1%
			Collateral prepayment rate	5.3%	2.4%	-	6.0%
			Collateral default rate	2.1%	—	-	14.2%
			Loss severity	20.4%	—	-	23.3%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments does not include equity ownership interests in entities that invest in residential properties and loans. The fair value of these investments is determined using the net asset value ("NAV") as a practical expedient.

(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At March 31, 2021, the fair value of investment securities we own in Consolidated SLST amounts to $219.8 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2021 and 2020, respectively, for our Level 3 assets and liabilities held as of March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Assets
Residential loans:
Residential loans (1)	$7,354	$(76,295)
Consolidated SLST (1)	(25,343)	(88,100)
Residential loans held in securitization trusts (1)	15,605	(1,700)
Multi-family loans (1)	177	(5,559)
Equity investments (2)	123	(4,023)
Liabilities
Consolidated SLST CDOs (1)	34,568	21,966

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$290,977	$290,977	$293,183	$293,183
Residential loans	Level 3	3,206,282	3,206,282	3,049,166	3,049,166
Multi-family loans	Level 3	151,836	151,836	163,593	163,593
Investment securities available for sale	Level 2	596,295	596,295	724,726	724,726
Equity investments	Level 3	260,065	260,065	259,095	259,095
Financial Liabilities:
Repurchase agreements	Level 2	537,049	537,049	405,531	405,531
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	533,822	539,272	554,067	561,329
Consolidated SLST	Level 3	992,288	992,288	1,054,335	1,054,335
Non-Agency RMBS re-securitization	Level 2	—	—	15,256	15,472
Subordinated debentures	Level 3	45,000	43,058	45,000	36,871
Convertible notes	Level 2	135,954	140,552	135,327	137,716

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

15.    Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares issued and outstanding as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

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

The Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Preferred Stock voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the "Board") until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of any series of the Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of the series of Preferred Stock whose terms are being changed.

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2020 through March 31, 2021:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
March 15, 2021	April 1, 2021	April 15, 2021	$0.484375		$0.4921875		$0.50		$0.4921875
December 7, 2020	January 1, 2021	January 15, 2021	0.484375		0.4921875		0.50		0.4921875
September 14, 2020	October 1, 2020	October 15, 2020	0.484375		0.4921875		0.50		0.4921875
June 15, 2020	July 1, 2020	July 15, 2020	0.968750	(1)	0.9843750	(1)	1.00	(1)	0.9843750	(1)

(1)Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.

(c) Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. Beginning in the second quarter of 2020, the Company has declared a regular quarterly cash dividend in each quarterly period through March 31, 2021. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2020 and ended March 31, 2021:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	$0.100
Fourth Quarter 2020	December 7, 2020	December 17, 2020	January 25, 2021	0.100
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2021 and 2020. As of March 31, 2021, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three months ended March 31, 2021 and 2020. As of March 31, 2021, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

16.    Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net income (loss) attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per common share takes into account the effect of dilutive instruments, such as convertible notes, performance share units ("PSUs") and restricted stock units ("RSUs"), and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended March 31, 2021 and 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted earnings (loss) per common share.

During the three months ended March 31, 2021, certain of the PSUs and RSUs awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the three months ended March 31, 2020, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$52,208	$(588,383)
Less: Preferred Stock dividends (1)	(10,297)	(10,297)
Net income (loss) attributable to Company's common stockholders	$41,911	$(598,680)
Basic weighted average common shares outstanding	378,881	350,912
Basic Earnings (Loss) per Common Share	$0.11	$(1.71)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$52,208	$(588,383)
Less: Preferred Stock dividends (1)	(10,297)	(10,297)
Net income (loss) attributable to Company's common stockholders	$41,911	$(598,680)
Weighted average common shares outstanding	378,881	350,912
Net effect of assumed PSUs vested	1,859	—
Net effect of assumed RSUs vested	75	—
Diluted weighted average common shares outstanding	380,815	350,912
Diluted Earnings (Loss) per Common Share	$0.11	$(1.71)

(1)Includes accumulated dividends for the three months ended March 31, 2020.

17.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). In June 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the shares reserved under the 2017 Plan by 7,600,000 shares of common stock. The terms of the 2017 Plan are substantially the same as the 2010 Plan. At March 31, 2021, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 13,170,000.

Of the common stock authorized at March 31, 2021, 1,060,701 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 507,821 shares under the 2017 Plan as of March 31, 2021. The Company’s employees have been issued 2,810,829 shares of restricted stock under the 2017 Plan as of March 31, 2021. At March 31, 2021, there were 1,994,972 shares of non-vested restricted stock outstanding, 6,592,874 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,076,447 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2020, 5,540,536 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 507,821 shares under the 2017 Plan as of December 31, 2020. The Company’s employees had been issued 1,881,380 shares of restricted stock under the 2017 Plan as of December 31, 2020. At December 31, 2020, there were 1,603,766 shares of non-vested restricted stock outstanding, 4,798,517 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 441,746 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a) Restricted Common Stock Awards

During the three months ended March 31, 2021 and 2020, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.1 million and $0.9 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions. There were forfeitures of 9,997 shares for the three months ended March 31, 2021. There were no forfeitures of shares for the three months ended March 31, 2020.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the three months ended March 31, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,603,766	$6.27	837,123	$6.18
Granted	939,446	3.82	1,054,254	6.33
Vested	(538,243)	6.24	(287,611)	6.22
Forfeited	(9,997)	6.33	—	—
Non-vested shares as of March 31	1,994,972	$5.12	1,603,766	$6.27
Restricted stock granted during the period	939,446	$3.82	1,054,254	$6.33

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2021 and 2020, the Company had unrecognized compensation expense of $8.4 million and $8.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at March 31, 2021 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the three months ended March 31, 2021 and 2020 was approximately $2.1 million and $1.8 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the three months ended March 31, 2021 and 2020, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The PSU awards are subject to performance-based vesting under the 2017 Plan pursuant to the PSU award agreements ("PSU Agreements"). Vesting of the PSUs will occur at the end of three years based on the following:

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

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years. For PSUs granted, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company's stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

The PSUs granted during the three months ended March 31, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	2,902,014	$4.98	2,018,518	$4.09
Granted	1,563,910	5.49	883,496	7.03
Vested	(842,792)	4.20	—	—
Non-vested target PSUs as of March 31	3,623,132	$5.38	2,902,014	$4.98

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the three months ended March 31, 2021 with a fair value of $3.7 million on the vesting date.

As of March 31, 2021 and 2020, there was $12.9 million and $9.5 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2021 is expected to be recognized over a weighted average period of 2.3 years. Compensation expense related to the PSUs was $1.4 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock Units

During the three months ended March 31, 2021 and 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the three months ended March 31, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2021 and 2020 is presented below:

	2021		2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	441,746	$6.23	—	$—
Granted	781,955	3.69	441,746	6.23
Vested	(147,254)	6.23	—	—
Non-vested RSUs as of March 31	1,076,447	$4.38	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the three months ended March 31, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date.

As of March 31, 2021 and 2020, there was $4.3 million and $2.5 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2021 is expected to be recognized over a weighted average period of 2.4 years. Compensation expense related to the RSUs was $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

18.    Income Taxes

For the three months ended March 31, 2021 and 2020, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax provision (benefit) for the three months ended March 31, 2021 and 2020, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Current income tax expense	$213	$11
Deferred income tax benefit	(147)	(250)
Total provision (benefit)	$66	$(239)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2021 and December 31, 2020 are as follows (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$5,813	$6,024
Capital loss carryover	4,880	4,442
GAAP/Tax basis differences	712	814
Total deferred tax assets (1)	11,405	11,280
Deferred tax liabilities
Deferred tax liabilities	4	2
Total deferred tax liabilities (2)	4	2
Valuation allowance (1)	(9,480)	(9,503)
Total net deferred tax asset	$1,921	$1,775

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2021, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $15.5 million. The Company’s carryforward net operating losses of approximately $14.6 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of March 31, 2021, the Company, through its wholly-owned TRSs, had also incurred approximately $14.3 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2026 if they are not offset by future capital gains.

At March 31, 2021, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $23.0 thousand. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three months ended March 31, 2021, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Interest income
Residential loans
Residential loans	$19,662	$21,682
Consolidated SLST	10,318	12,123
Residential loans held in securitization trusts	7,968	495
Total residential loans	37,948	34,300
Multi-family loans
Preferred equity and mezzanine loan investments	4,401	5,373
Consolidated K-Series	—	151,841
Total multi-family loans	4,401	157,214
Investment securities available for sale	7,675	18,756
Other	15	343
Total interest income	50,039	210,613
Interest expense
Repurchase agreements	4,040	20,745
Collateralized debt obligations
Consolidated SLST	7,104	8,535
Consolidated K-Series	—	129,762
Residential loan securitizations	4,720	237
Non-Agency RMBS re-securitization	283	—
Total collateralized debt obligations	12,107	138,534
Convertible debt	2,784	2,735
Subordinated debentures	457	649
Derivatives	—	868
Other	311	—
Total interest expense	19,699	163,531
Net interest income	$30,340	$47,082

20.     Subsequent Events

On April 27, 2021, the Company completed a private placement to eligible purchasers of $100 million in aggregate principal amount of its 5.75% senior unsecured notes due April 2026 at par. The notes are senior unsecured obligations of the Company that rank pari passu in right of payment with the Company's Convertible Notes and are structurally subordinated in right of payment to the Company's subordinated debentures. The related agreement contains various covenants, including among other things, the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limits the amount of leverage the Company may utilize.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “could,” “would,” “should,” “may,” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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
•changes in laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the COVID-19 pandemic;
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

Special Note Regarding COVID-19 Pandemic

Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of the effects of the COVID-19 pandemic on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third-party providers’ ability to support our operations, any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of the pandemic could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

•“Agency CMBS” refers to CMBS representing interests in or obligations backed by pools of mortgage loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

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

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

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

Executive Summary

The global pandemic associated with novel coronavirus (“COVID-19”) and its related economic conditions have caused and continued to cause disruption in the U.S. and world economies. In addition, during the initial months of the pandemic financial and mortgage-related asset markets came under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. As a result of and in response to these conditions, we significantly reduced the size of our investment portfolio and portfolio leverage during 2020. Since the market disruption and through the date hereof, we have continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet by completing non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties and opportunistically selling certain investment securities. As of March 31, 2021, our portfolio leverage was 0.2 times and we currently have no amounts outstanding under repurchase agreements to finance investment securities.

Our targeted investments currently include (i) residential loans and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, as well as joint venture equity investments in multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

We intend to continue to focus on our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting and return requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. We expect to maintain a defensive posture as it relates to new investments and focus on assets that may benefit from active management in a prolonged, low rate environment. We also expect to continue to selectively monetize gains from the price recovery experienced by our non-Agency RMBS and CMBS investments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations, which has typically included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer-term repurchase agreement borrowings with terms between one year and 24 months and longer-term financings, such as securitizations, convertible notes and senior unsecured notes, with terms longer than one year. We expect to place a greater emphasis on procuring longer-termed and/or more committed financing agreements, such as securitizations, term financings and corporate debt securities, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. While longer-termed financings may involve greater expense relative to repurchase agreement funding, we believe, over time, this approach may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

Portfolio Update

In the three months ended March 31, 2021, we continued to pursue single-family and multi-family credit investments and opportunistically sold certain investment securities. The following table presents the activity for our investment portfolio for the three months ended March 31, 2021 (dollar amounts in thousands):

	December 31, 2020	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	March 31, 2021
Residential loans	$1,782,381	$347,283	$(150,082)	$(6,633)	$21,825	$1,994,774
Preferred equity investments, mezzanine loans and equity investments	422,688	161	(11,875)	—	927	411,901
Investment securities
Agency RMBS	139,395	—	(1,866)	—	(5,904)	131,625
CMBS	186,440	—	—	(39,545)	1,546	148,441
Non-Agency RMBS	355,666	3,920	(19,816)	(72,083)	3,920	271,607
ABS	43,225	2,006	—	—	(609)	44,622
Total investment securities available for sale	724,726	5,926	(21,682)	(111,628)	(1,047)	596,295
Consolidated SLST (3)	212,144	—	—	—	7,692	219,836
Total investment securities	936,870	5,926	(21,682)	(111,628)	6,645	816,131
Other investments (4)	9,434	10,986	(57)	—	(333)	20,030
Total investment portfolio	$3,151,373	$364,356	$(183,696)	$(118,261)	$29,064	$3,242,836

(1)Primarily includes principal repayments.
(2)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales) and net amortization/accretion.
(3)Consolidated SLST is presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, respectively, follows (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Residential loans, at fair value	$1,211,508	$1,266,785
Deferred interest (a)	616	(306)
Less: Collateralized debt obligations, at fair value	(992,288)	(1,054,335)
Consolidated SLST investment securities owned by NYMT	$219,836	$212,144

(a)Included in other liabilities on our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

(4)Includes the following balances as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Preferred equity investment in Consolidated VIE	$10,479	$9,434
Joint venture equity investment in Consolidated VIE	9,551	—
Total other investments	$20,030	$9,434

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

Financial and mortgage-related asset markets continued to experience improving conditions during the first quarter of 2021. U.S. stocks continued to show signs of recovery during the first quarter of 2021 with the U.S. economy in recovery and buoyed by the passage of a $1.9 trillion U.S. federal stimulus package and an increasing number of vaccinations distributed throughout the U.S. population. Reflective of abundant liquidity and sustained progress on the re-opening of state and the global economies, asset prices continued to generally experience improvements during the first quarter. Overall, global economic activity and consumer sentiment showed signs of advancement as well during the first quarter of 2021. Similar to assets in the larger economy, pricing for our investment portfolio during the first quarter improved with credit spreads tightening across a good portion of the portfolio. Liquidity to MBS and mortgage financing markets remained stable during the first quarter, albeit against a sharply rising long-term interest rate environment during the quarter that has slowed mortgage refinancing.

The market conditions discussed below significantly influence our investment strategy and results:

General. U.S. economic data released over the past quarter shows that the U.S. economy continues to recover from the short but steep recession last year, with U.S. gross domestic product (“GDP”) having advanced by 6.4% (advance estimate) in the first quarter of 2021, up from an increase of 4.3% in the fourth quarter of 2020.

The U.S. labor market continued to show improvements throughout the first quarter. The U.S. Department of Labor attributed these improvements to the resumption of economic activity that had been curtailed due to the COVID-19 pandemic, led by gains in leisure and hospitality, public and private education and construction. According to the U.S. Department of Labor, the U.S. unemployment rate continued to decrease in the first quarter from 6.7% at year end to 6.0% as of the end of March, as the number of unemployed persons decreased from 10.7 million in December to 9.7 million in March; however, this number is still 4.0 million higher than in February 2020. Total nonfarm payroll employment rose by 916,000 in March.

Single-Family Homes and Residential Mortgage Market. The residential real estate market continued to experience robust growth in the first quarter of 2021. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for March 2021 showed that, on average, home prices increased 11.1% for the 20-City Composite over March 2020, up from 10.2% the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,154,667 for the three months ended March 31, 2021, compared to 1,237,000 for the fourth quarter of 2020 and an annual rate of 1,002,000 for the year ended December 31, 2020. Declining single-family housing fundamentals may adversely impact the borrowers of our residential mortgage loans and those that underlie our RMBS, and thus the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. However, as interest rates move higher, as they did during the first quarter, we would expect this to put downward pressure on the expanding housing market and borrowers. As of March 31, 2021, approximately 1.5% of borrowers in our residential loan portfolio remained in an active COVID-19 relief plan.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 440,333 for the three months ended March 31, 2021, compared to 382,000 for the year ended December 31, 2020. As many workers remain unemployed or under-employed, the financial ability of households to meet their rental payment obligations is an ongoing concern. Data released by the National Multifamily Housing Council (“NMHC”) shows that 79.8% of professionally-managed apartment households made a full or partial April rent payment by April 6, 2021 in its survey of 11.6 million professionally-managed apartment units across the country. This represents a 1.9-percentage point increase in the share who paid rent through April 6, 2020 and compares to 80.4% that had paid by March 6, 2021. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. In our multi-family portfolio, one loan is delinquent in making its distributions to us and one loan is in a forbearance arrangement with us as of March 31, 2021. These loans represent 4.0% of our total preferred equity and mezzanine loan investment portfolio. Weakness in the multi-family housing sector, including, among other things, widening capitalization rates, reduced demand, increased vacancy rates, increased tenant lease defaults and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.

Credit Spreads. Credit spreads tightened further during the first quarter as economic activity increased. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing markets. During the first quarter, the bond market experienced volatility with the closing yield of the 10-year U.S. Treasury Note trading between 0.93% and 1.74% during the quarter, closing the quarter at 1.74%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the first quarter of 2021, the Treasury curve steepened severely with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 158 basis points, up 78 basis points from December 31, 2020. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets and substantially increased these operations. In March 2021, the Federal Reserve announced it would continue to increase its holdings of U.S. Treasuries by at least $80 billion per month and of Agency MBS by at least $40 billion per month until “substantial further progress has been made toward the Committee’s maximum employment and price stability goals.” Additionally, in view of the COVID-19 pandemic and to foster maximum employment and price stability, the Federal Reserve lowered the target range for the federal funds rate by a total of 150 basis points in March 2020 to a target range of 0% to 0.25%. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective.” Since lowering the target range for the federal funds rate in March 2020, the Federal Reserve continues to signal an intention to hold the target range at present levels, indicating in March 2021 that it does not expect interest rate hikes through 2023.

To address the COVID-19 pandemic and its effects on the economy, the federal government enacted three relief spending bills in 2020 and a fourth bill in January 2021. The first two bills were enacted in March and April 2020. More recently, on December 30, 2020, President Trump signed a third COVID-19 relief package into law. This relief package included $600 direct payments to Americans making up to $75,000 a year, enhanced unemployment benefits, rental assistance, loans to businesses, and funds for the purchase and distribution of vaccines, among other relief provisions. Finally, in January 2021, President Biden signed the fourth bill into law, the American Rescue Plan Act of 2021, a $1.9 trillion COVID-19 relief bill providing direct payments of $1,400 to Americans, increasing per-week unemployment benefits by $300 through September, providing $30 billion in additional funding for emergency rent relief programs and providing $220 billion through 2024 for states, territories and tribal governments and $130 billion through 2024 to cities, municipalities and counties to mitigate the fiscal effects from the COVID-19 pandemic.

In addition, in response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures. While some of these state protections have expired, the Centers for Disease Control and Prevention issued an order to temporarily halt residential evictions under certain circumstances in an effort to prevent the spread of the COVID-19 pandemic, which became effective on September 4, 2020 and has been extended by the Biden administration to June 30, 2021.

To address the severe dislocations experienced in the mortgage and fixed-income markets that resulted from the COVID-19 pandemic, since March 23, 2020, the Federal Housing Finance Agency (“FHFA”) took steps to implement portions of the CARES Act and to support mortgage servicers. Under the CARES Act, borrowers experiencing hardship from the COVID-19 pandemic are eligible to receive forbearance of up to 12 months. The FHFA announced that the GSEs will offer such forbearance to qualifying multi-family borrowers through June 30, 2021. The GSEs will also offer such forbearance arrangements to single-family mortgages indefinitely until the GSEs provide further notice. In response to such forbearance arrangements and to assist servicers facing revenue losses caused by the COVID-19 pandemic, the FHFA limited the advance payments required to be made to the GSEs. Specifically, servicers of Agency RMBS are only required to advance four months of missed payments on loans in forbearance.

In 2017, policymakers announced that LIBOR will be replaced by 2021. LIBOR will be replaced with a new Secured Overnight Funding Rate (“SOFR”), a rate based on U.S. repo trading. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. We continue to monitor the emergence of this new rate carefully, as it will likely become the new benchmark for hedges and a range of interest rate investments.

The scope and nature of the actions the Federal Reserve and other governmental authorities will undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

First Quarter 2021 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2021 (dollar amounts in thousands, except per share data):

Three Months Ended March 31, 2021
Net interest income	$30,340
Net income attributable to Company's common stockholders	$41,911
Net income attributable to Company's common stockholders per share (basic)	$0.11
Comprehensive income attributable to Company's common stockholders	$44,791
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.12
Book value per common share	$4.71
Economic return on book value (1)	2.1%
Dividends per common share	$0.10

(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.

Developments

•Sold non-Agency RMBS and CMBS for approximately $72.1 million and $39.5 million in proceeds, respectively.

•Purchased approximately $347.3 million in residential loans.

•Exercised our right to an optional redemption of our non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million, returning the non-Agency RMBS held by the re-securitization trust to the Company.

•Obtained non-mark-to-market financing for business purpose loans through a repurchase agreement with an existing counterparty, receiving net proceeds of approximately $160.4 million.

Subsequent Developments

•On April 27, 2021, the Company completed a private placement of $100 million in aggregate principal amount of 5.75% senior unsecured notes due April 2026 at par.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. A discussion of the critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 and under “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2021 and December 31, 2020, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands).

At March 31, 2021:

	Single-Family	Multi- Family	Other	Total
Residential loans	$3,206,282	$—	$—	$3,206,282
Consolidated SLST CDOs	(992,288)	—	—	(992,288)
Multi-family loans	—	151,836	—	151,836
Investment securities available for sale (1)	403,232	148,441	44,622	596,295
Equity investments	—	185,835	74,230	260,065
Other investments (2)	—	20,030	—	20,030
Total investment portfolio carrying value	2,617,226	506,142	118,852	3,242,220
Liabilities:
Repurchase agreements	(537,049)	—	—	(537,049)
Residential loan securitization CDOs	(533,822)	—	—	(533,822)
Convertible notes	—	—	(135,954)	(135,954)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	146,879	52,481	118,419	317,779
Other	52,941	(4,602)	(47,660)	679
Net Company capital allocated	$1,746,175	$554,021	$8,657	$2,308,853

Total Leverage Ratio (4)				0.3
Portfolio Leverage Ratio (5)				0.2

(1)Agency RMBS with a fair value of $131.6 million are included in Single-Family.
(2)Represents the Company's preferred equity and joint venture investments in Consolidated VIEs.
(3)Excludes cash amounting to $2.9 million held in the Company's preferred equity and joint venture investments in Consolidated VIEs. Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in other assets.
(4)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $992.3 million, residential loan securitization CDOs amounting to $533.8 million and mortgages payable in Consolidated VIEs amounting to $62.5 million as they are non-recourse debt for which the Company has no obligation.
(5)Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2020:

	Single-Family	Multi- Family	Other	Total
Residential loans	$3,049,166	$—	$—	$3,049,166
Consolidated SLST CDOs	(1,054,335)	—	—	(1,054,335)
Multi-family loans	—	163,593	—	163,593
Investment securities available for sale (1)	495,061	186,440	43,225	724,726
Equity investments	—	182,765	76,330	259,095
Other investments (2)	—	9,434	—	9,434
Total investment portfolio carrying value	2,489,892	542,232	119,555	3,151,679
Liabilities:
Repurchase agreements	(405,531)	—	—	(405,531)
Collateralized debt obligations
Residential loan securitizations	(554,067)	—	—	(554,067)
Non-Agency RMBS re-securitization	(15,256)	—	—	(15,256)
Convertible notes	—	—	(135,327)	(135,327)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	50,687	45,563	207,789	304,039
Other	59,516	(6,078)	(52,773)	665
Net Company capital allocated	$1,625,241	$581,717	$94,244	$2,301,202

Total Leverage Ratio (4)				0.3
Portfolio Leverage Ratio (5)				0.2

(1)Agency RMBS with a fair value of $139.4 million are included in Single-Family.
(2)Represents the Company's preferred equity investment in a Consolidated VIE.
(3)Excludes cash amounting to $0.5 million held in the Company's preferred equity investment in Consolidated VIE. Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in other assets.
(4)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $1.1 billion, residential loan securitizations amounting to $554.1 million, non-Agency RMBS re-securitization amounting to $15.3 million and mortgages payable in Consolidated VIEs amounting to $36.8 million as they are non-recourse debt for which the Company has no obligation.
(5)Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2021 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2021
	Amount	Shares	Per Share (1)
Beginning Balance	$1,779,380	377,744	$4.71
Common stock issuance, net (2)	994	1,529
Balance after share issuance activity	1,780,374	379,273	4.69
Dividends and dividend equivalents declared	(38,134)		(0.10)
Net change in accumulated other comprehensive income:
Investment securities available for sale (3)	2,880		0.01
Net income attributable to Company's common stockholders	41,911		0.11
Ending Balance	$1,787,031	379,273	$4.71

(1)Outstanding shares used to calculate book value per common share for the three months ended March 31, 2021 are 379,272,504.
(2)Includes amortization of stock based compensation.
(3)The increase relates to the reclassification of unrealized losses to net income in relation to the sale of investment securities and net unrealized gains on our investment securities due to improved pricing.

Results of Operations

The following discussion provides information regarding our results of operations for the three months ended March 31, 2021 and March 31, 2020, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2021 are greater or less than the results from the respective period in 2020. Unless otherwise specified, references in this section to increases or decreases in 2021 refer to the change in results for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.

The following table presents the main components of our net income (loss) for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020	$ Change
Net interest income	$30,340	$47,082	$(16,742)
Total non-interest income (loss)	39,720	(622,003)	661,723
Total general, administrative and operating expenses	19,195	13,885	5,310
Income (loss) from operations before income taxes	50,865	(588,806)	639,671
Income tax expense (benefit)	66	(239)	305
Net income (loss) attributable to Company	52,208	(588,383)	640,591
Preferred stock dividends	10,297	10,297	—
Net income (loss) attributable to Company's common stockholders	41,911	(598,680)	640,591
Basic earnings (loss) per common share	$0.11	$(1.71)	$1.82
Diluted earnings (loss) per common share	$0.11	$(1.71)	$1.82

Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The decrease in net interest income in 2021 was primarily driven by a $2.0 billion decrease in average Interest Earning Assets due to asset sales in 2020, largely in response to the impacts of the COVID-19 pandemic. In particular, we sold our entire portfolio of higher yielding first loss POs within the Consolidated K-Series in March 2020. Average financing costs related to single-family assets also increased in 2021 due to higher borrowing costs associated with the non-mark-to-market financings (including securitizations) completed since March 31, 2020. The decrease in net interest income was partially offset by the acquisition of higher-yielding business purpose loans and residential loans over the last twelve months.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands).

Three Months Ended March 31, 2021

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$35,259	$6,152	$1,523	$42,934
Interest Expense	(9,043)	—	(3,551)	(12,594)
Net Interest Income (Expense)	$26,216	$6,152	$(2,028)	$30,340

Average Interest Earning Assets (3) (5)	$2,504,777	$310,347	$31,652	$2,846,776
Average Yield on Interest Earning Assets (6)	5.63%	7.93%	19.25%	6.03%
Average Portfolio Financing Cost (7)	(3.61)%	—	—	(3.61)%
Portfolio Net Interest Margin (8)	2.02%	7.93%	19.25%	2.42%

Three Months Ended March 31, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$39,974	$30,976	$1,366	$72,316
Interest Expense	(14,557)	(7,293)	(3,384)	(25,234)
Net Interest Income (Expense)	$25,417	$23,683	$(2,018)	$47,082

Average Interest Earning Assets (3) (5)	$3,529,922	$1,251,816	$50,333	$4,832,071
Average Yield on Interest Earning Assets (6)	4.53%	9.90%	10.86%	5.99%
Average Portfolio Financing Cost (7)	(2.88)%	(3.57)%	—	(3.07)%
Portfolio Net Interest Margin (8)	1.65%	6.33%	10.86%	2.92%

(1)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income, residential loans	$27,630	$22,177
Interest income, Consolidated SLST	10,318	12,123
Interest income, investment securities available for sale	4,415	14,209
Interest expense, Consolidated SLST CDOs	(7,104)	(8,535)
Interest income, Single-Family, net	35,259	39,974
Interest expense, repurchase agreements and derivatives	(4,040)	(14,320)
Interest expense, residential loan securitizations	(4,720)	(237)
Interest expense, non-Agency RMBS re-securitization	(283)	—
Net interest income, Single-Family	$26,216	$25,417

(2)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family portfolio to our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income, multi-family loans held in Consolidated K-Series	$—	$151,841
Interest income, investment securities available for sale	1,751	3,524
Interest income, preferred equity and mezzanine loan investments	4,401	5,373
Interest expense, Consolidated K-Series CDOs	—	(129,762)
Interest income, Multi-Family, net	6,152	30,976
Interest expense, repurchase agreements	—	(7,293)
Net interest income, Multi-Family	$6,152	$23,683

(3)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets and all Consolidated K-Series assets (for the three months ended March 31, 2020) other than, in each case, those securities owned by the Company.
(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets is calculated by dividing our annualized interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost is calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures, convertible notes and mortgages payable in Consolidated VIEs, for the respective periods. For the three months ended March 31, 2021 and 2020, respectively, interest expense generated by our subordinated debentures, convertible notes and mortgages payable in Consolidated VIEs is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Subordinated debentures	$457	$649
Convertible notes	2,784	2,735
Mortgages payable in Consolidated VIEs	310	—
Total	$3,551	$3,384

(8)Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures, convertible notes and mortgages payable in Consolidated VIEs.

Non-interest Income (Loss)

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Residential loans	$2,683	$(16,083)	$18,766
Investment securities and related hedges	4,375	(131,835)	136,210
Total realized gains (losses), net	$7,058	$(147,918)	$154,976

The Company opportunistically sold approximately $118.3 million of assets during the three months ended March 31, 2021, recognizing net realized gains of $4.4 million on the sale of CMBS and non-Agency RMBS. The Company also recognized net realized gains on residential loans in 2021, primarily as a result of loan prepayments.

The Company sold approximately $2.0 billion of assets during the three months ended March 31, 2020, the majority of which was in response to the disruption of the financial markets caused by the COVID-19 pandemic. In 2020, the Company recognized net realized losses of $58.7 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. The Company also sold residential loans with an aggregate unpaid principal balance of $70.1 million in 2020 that resulted in a realized loss of $16.2 million.

Realized Loss on De-consolidation of Consolidated K-Series

In March 2020, the Company sold its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of Consolidated K-Series of $54.1 million for the three months ended March 31, 2020. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs.

Unrealized Gains (Losses), Net

Pricing for our investment portfolio improved during the three months ended March 31, 2021 with credit spreads tightening on a majority of our assets. During the first quarter of 2020, the disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the three months ended March 31, 2020. The following table presents the components of unrealized gains (losses), net recognized for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Residential loans	$18,677	$(83,409)	$102,086
Consolidated SLST	9,225	(66,134)	75,359
Consolidated K-Series	—	(171,011)	171,011
Preferred equity and mezzanine loan investments	105	(5,636)	5,741
Investment securities and related hedges	(1,841)	(70,590)	68,749
Total unrealized gains (losses), net	$26,166	$(396,780)	$422,946

The Company recognized $26.2 million in net unrealized gains in 2021, primarily due to improved pricing across our residential loan, non-Agency RMBS and CMBS portfolios. Net unrealized losses on investment securities and related hedges were largely driven by a decrease in the fair value of our Agency RMBS due to the rise of interest rates and the reversal of previously recognized unrealized gains on the sale of investment securities during the quarter.

During the three months ended March 31, 2020, the Company recognized $396.8 million in net unrealized losses. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are $139.1 million of net unrealized gain reversals due to sales and interest rate swap terminations recognized during the first quarter of 2020. Unrealized losses on investment securities that remained in our investment portfolio at March 31, 2020 in the amount of $99.9 million were due to decreases in fair valuation.

Income from Equity Investments

The following table presents the components of income from equity investments for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Income (loss) from preferred equity investments accounted for as equity (1)	$5,499	$(963)	$6,462
Income from unconsolidated joint venture equity investments in multi-family properties	—	239	(239)
(Loss) income from entities that invest in residential properties and loans	(2,100)	1,218	(3,318)
Total income from equity investments	$3,399	$494	$2,905

(1)Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

Income from equity investments increased in 2021, primarily due to significant unrealized losses recognized on preferred equity investments accounted for as equity in the prior period and additional preferred equity investments made since March 31, 2020. The increase was partially offset by net unrealized losses recognized by entities that invest in residential properties and loans in 2021.

Impairment of Goodwill

In March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. This analysis yielded an impairment of the entire goodwill balance of $25.2 million for the three months ended March 31, 2020.

Other Income

The following table presents the components of other income for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$571	$54	$517
Operating income (loss) in Consolidated VIEs (2)	1,495	(342)	1,837
Miscellaneous income	1,031	1,829	(798)
Total other income	$3,097	$1,541	$1,556

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)Net gains (losses) in Consolidated VIEs exclude income or loss from the Consolidated K-Series and Consolidated SLST.

The increase in other income in 2021 is primarily due to income generated from a multi-family apartment community consolidated during the prior quarter as well as income from a consolidated joint venture multi-family investment made in 2021.

Expenses

The following tables present the components of general, administrative and operating expenses for the three months ended March 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,796	$7,185	$1,611
Professional fees	847	1,773	(926)
Other	1,798	1,694	104
Total general and administrative expenses	$11,441	$10,652	$789

The increase in general and administrative expenses in 2021 is primarily due to an increase in stock-based compensation expense related to 2021 equity awards and increase in incentive expense related to improved performance in 2021. The increase was partially offset by a decrease in professional fees, as the Company incurred additional legal expenses in 2020 in connection with the disruptions in the financial markets.

	Three Months Ended March 31,
	2021	2020	$ Change
Operating Expenses
Operating expenses related to portfolio investments	$4,830	$3,233	$1,597
Operating expenses in Consolidated VIEs	2,924	—	2,924
Total operating expenses	$7,754	$3,233	$4,521

The increase in operating expenses related to portfolio investments in 2021 can be attributed primarily to increased servicing fees related to business purpose loans as a result of increased investment activity in those assets since March 31, 2020. The increase in operating expenses in Consolidated VIEs in 2021 is due to expenses related to a multi-family apartment community consolidated during the prior quarter as well as expenses related to a consolidated joint venture multi-family investment made in 2021.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three months ended March 31, 2021 and 2020, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$41,911	$(598,680)	$640,591
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Non-Agency RMBS	1,465	(115,139)	116,604
CMBS	(827)	(20,188)	19,361
Total	638	(135,327)	135,965
Reclassification adjustment for net loss (gain) included in net income (loss)	2,242	(6,837)	9,079
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,880	(142,164)	145,044
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$44,791	$(740,844)	$785,635

The changes in other comprehensive income ("OCI") for the 2021 period can be attributed primarily to an increase in the fair value of our investment securities, where the fair value option was not elected, as a result of general spread tightening during the period. Additionally, previously recognized unrealized losses reported in OCI were reclassified to net realized gains in relation to the sale of certain investment securities during the 2021 period.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of March 31, 2021, the majority of the Company's investment securities are accounted for using the fair value option.

Balance Sheet Analysis

As of March 31, 2021, we had approximately $4.7 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP. As of December 31, 2020, we had approximately $4.7 billion of total assets, $1.3 billion of which represented Consolidated SLST assets that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in the Consolidated SLST to our financial statements, see “Capital Allocation” and “Portfolio Net Interest Margin” above.

Residential Loans

Acquired Residential Loans

The Company’s acquired residential loans, including performing, re-performing, and non-performing residential loans and business purpose loans, are presented at fair value on our condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following table details our acquired residential loans by strategy at March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021			December 31, 2020
	Number of Loans	Unpaid Principal	Fair Value	Number of Loans	Unpaid Principal	Fair Value
Re-performing residential loan strategy	6,265	$909,050	$926,550	6,453	$945,625	$945,038
Business purpose loan strategy	1,420	586,942	586,340	980	371,562	371,360
Performing residential loan strategy	2,515	490,955	481,884	2,472	476,884	465,983
Total	10,200	$1,986,947	$1,994,774	9,905	$1,794,071	$1,782,381

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	March 31, 2021	December 31, 2020
50.00% or less	12.6%	13.9%
50.01% - 60.00%	12.1%	12.2%
60.01% - 70.00%	25.5%	23.4%
70.01% - 80.00%	23.5%	21.0%
80.01% - 90.00%	10.5%	11.9%
90.01% - 100.00%	8.1%	8.7%
100.01% and over	7.7%	8.9%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined loan to value. For business purpose loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2021	December 31, 2020
550 or less	16.6%	18.9%
551 to 600	14.8%	16.7%
601 to 650	14.6%	15.4%
651 to 700	16.6%	16.0%
701 to 750	17.5%	15.9%
751 to 800	15.6%	13.0%
801 and over	4.3%	4.1%
Total	100.0%	100.0%

Current Coupon	March 31, 2021	December 31, 2020
3.00% or less	7.1%	6.2%
3.01% - 4.00%	16.3%	18.8%
4.01% - 5.00%	25.9%	29.6%
5.01% - 6.00%	10.1%	11.7%
6.01% and over	40.6%	33.7%
Total	100.0%	100.0%

Delinquency Status	March 31, 2021	December 31, 2020
Current	87.5%	85.0%
31 – 60 days	2.9%	3.6%
61 – 90 days	1.2%	1.9%
90+ days	8.4%	9.5%
Total	100.0%	100.0%

Origination Year	March 31, 2021	December 31, 2020
2007 or earlier	41.0%	47.1%
2008 - 2016	8.1%	9.3%
2017	3.1%	3.8%
2018	6.4%	8.0%
2019	11.0%	13.4%
2020	25.6%	18.4%
2021	4.8%	—
Total	100.0%	100.0%

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of March 31, 2021 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $219.8 million. As of December 31, 2020, our investment in Consolidated SLST was limited to the RMBS comprised of first loss subordinated securities and IOs with an aggregate carrying value of $212.1 million. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands, except as noted):

	March 31, 2021	December 31, 2020
Current fair value	$1,211,508	$1,266,785
Current unpaid principal balance	$1,203,223	$1,231,669
Number of loans	7,502	7,645
Current average loan size	$195,705	$188,532
Weighted average original loan term (in months)	351	351
Weighted average LTV at purchase	67.0%	67.0%
Weighted average credit score at purchase	705	705

Current Coupon:
3.00% or less	2.9%	2.9%
3.01% – 4.00%	36.4%	36.4%
4.01% – 5.00%	40.4%	40.2%
5.01% – 6.00%	12.2%	12.3%
6.01% and over	8.1%	8.2%

Delinquency Status:
Current	62.3%	63.3%
31 - 60	12.4%	12.4%
61 - 90	4.8%	5.1%
90+	20.5%	19.2%

Origination Year:
2005 or earlier	30.9%	30.9%
2006	15.4%	15.4%
2007	21.0%	20.8%
2008 or later	32.7%	32.9%

Geographic state concentration (greater than 5.0%):
California	10.8%	10.9%
Florida	10.5%	10.5%
New York	9.3%	9.3%
New Jersey	7.2%	7.1%
Illinois	6.8%	6.8%

Residential Loans Financing

Repurchase Agreements

As of March 31, 2021, the Company had repurchase agreements with three third-party financial institutions to fund the purchase of residential loans. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2021	$1,456,691	$538,632	$(1,583)	$537,049	$742,429	2.92%	10.02
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes non-mark-to-market repurchase agreements with an outstanding balance of $208.7 million, weighted average rate of 3.15%, and weighted average maturity of 11.03 months as of March 31, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
(2)Costs related to the repurchase agreements which include commitment, underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets and are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.
(3)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2021	$441,006	$538,632	$538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $221.4 million and $171.2 million, respectively, as of March 31, 2021.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of March 31, 2021 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$947,719	$992,288	2.75%	2059
Residential loan securitizations	$537,112	$533,822	3.36%	2025 - 2060

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

Multi-Family Preferred Equity and Mezzanine Loan Investments
The Company invests in preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets (referred to in this section as “Preferred Equity and Mezzanine Loans”). A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Preferred Equity and Mezzanine Loans for accounting treatment as loans versus equity investments. Preferred Equity and Mezzanine Loans for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in multi-family loans on our condensed consolidated balance sheets. Preferred Equity and Mezzanine Loans where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in equity investments on our condensed consolidated balance sheets.

As of March 31, 2021, one preferred equity investment was greater than 90 days delinquent. In addition, one of the Company's preferred equity investments was in forbearance and was previously subject to a voluntary changeover, where the Company gained the power to direct its activities and resulted in the consolidation of the VIE, including its assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. These investments collectively represent 4.0% of the total fair value of our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	42	$332,528	$331,753	11.52%	6.2
Mezzanine loans	1	5,143	5,084	11.50%	31.0
Preferred equity investment in Consolidated VIE (4)	1	10,480	10,985	12.20%	6.9
Total	44	$348,151	$347,822	11.54%	6.6

	December 31, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	45	$341,266	$340,871	11.53%	6.4
Mezzanine loans	1	5,092	5,031	11.50%	31.3
Preferred equity investment in Consolidated VIE (4)	1	9,434	9,939	11.77%	7.2
Total	47	$355,792	$355,841	11.54%	6.7
(1)Preferred equity and mezzanine loan investments in the amounts of $151.8 million and $163.6 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. Preferred equity investments in the amounts of $185.8 million and $182.8 million are included in equity investments on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual interest or preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, respectively, is shown below (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Cash	$895	$452
Operating real estate, net (a)	50,826	50,532
Lease intangible, net (a)	694	1,388
Other assets	433	1,611
Total assets	52,848	53,983

Mortgage payable, net (b)	36,759	36,752
Other liabilities	614	1,426
Total liabilities	37,373	38,178

Non-controlling interest in Consolidated VIE	4,995	6,371
Preferred equity investment in Consolidated VIE	$10,480	$9,434

(a)Included in other assets in the accompanying condensed consolidated balance sheets.
(b)Included in other liabilities in the accompanying condensed consolidated balance sheets.

Preferred Equity and Mezzanine Loans Characteristics:

Combined Loan to Value at Investment	March 31, 2021	December 31, 2020
60.01% - 70.00%	17.1%	16.5%
70.01% - 80.00%	19.7%	19.0%
80.01% - 90.00%	61.5%	62.9%
90.01% - 100.00%	1.7%	1.6%
Total	100.0%	100.0%

Investment Securities

At March 31, 2021, our investment securities portfolio included Agency RMBS, non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2021, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of March 31, 2021 as compared to December 31, 2020 is primarily due to sales and paydowns of non-Agency RMBS and CMBS partially offset by an increase in the fair value of a number of our investment securities during the period.

The following tables summarize our investment securities portfolio as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	March 31, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$131,365	$136,491	$—	$(4,866)	$131,625	2.00%	1.39%
Total Agency RMBS	131,365	136,491	—	(4,866)	131,625	2.00%	1.39%
Non-Agency RMBS
Senior	43,411	43,457	4	(269)	43,192	4.77%	4.81%
Mezzanine	159,710	157,037	3,664	(609)	160,092	4.75%	5.03%
Subordinated	50,648	52,216	465	(108)	52,573	4.35%	5.65%
IO	374,911	25,674	—	(9,924)	15,750	0.45%	5.77%
Total Non-Agency RMBS	628,680	278,384	4,133	(10,910)	271,607	2.25%	5.17%
CMBS
Mezzanine	68,719	66,913	1,889	(578)	68,224	3.82%	4.09%
Subordinated	6,000	6,000	220	—	6,220	7.37%	7.37%
IO	12,182,583	73,047	1,445	(495)	73,997	0.10%	4.67%
Total CMBS	12,257,302	145,960	3,554	(1,073)	148,441	0.12%	4.52%
ABS
Residuals	117	32,149	12,473	—	44,622	—	19.20%
Total ABS	117	32,149	12,473	—	44,622	—	19.20%
Total - AFS	$13,017,464	$592,984	$20,160	$(16,849)	$596,295	0.42%	4.88%
Consolidated SLST
Non-Agency RMBS
Subordinated	$255,504	$213,192	$—	$(20,530)	$192,662	4.62%	4.79%
IO	203,083	29,576	—	(2,402)	27,174	3.50%	8.83%
Total Non-Agency RMBS	458,587	242,768	—	(22,932)	219,836	4.12%	5.28%
Total - Consolidated SLST	$458,587	$242,768	$—	$(22,932)	$219,836	4.12%	5.28%
Total Investment Securities	$13,476,051	$835,752	$20,160	$(39,781)	$816,131	0.55%	5.00%
(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

	December 31, 2020
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$133,231	$138,541	$854	$—	$139,395	2.00%	1.38%
Total Agency RMBS	133,231	138,541	854	—	139,395	2.00%	1.38%
Non-Agency RMBS
Senior	104,192	104,457	4	(1,822)	102,639	4.13%	4.27%
Mezzanine	191,389	188,691	4,332	(5,049)	187,974	4.19%	4.80%
Subordinated	48,198	48,196	170	—	48,366	4.63%	5.33%
IO	472,049	25,976	—	(9,289)	16,687	0.44%	5.91%
Total Non-Agency RMBS	815,828	367,320	4,506	(16,160)	355,666	1.83%	4.74%
CMBS
Mezzanine	106,153	101,221	5,440	(2,276)	104,385	4.24%	4.73%
Subordinated	6,000	6,000	—	(1,080)	4,920	8.00%	8.00%
IO	12,245,039	75,233	2,277	(375)	77,135	0.10%	4.53%
Total CMBS	12,357,192	182,454	7,717	(3,731)	186,440	0.14%	4.73%
ABS
Residuals	113	34,139	9,086	—	43,225	—	12.93%
Total ABS	113	34,139	9,086	—	43,225	—	12.93%
Total - AFS	$13,306,364	$722,454	$22,163	$(19,891)	$724,726	0.48%	5.35%
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,651	$213,593	$—	$(29,556)	$184,037	4.66%	4.92%
IO	208,932	30,708	—	(2,601)	28,107	3.50%	8.38%
Total Non-Agency RMBS	465,583	244,301	—	(32,157)	212,144	4.13%	5.38%
Total - Consolidated SLST	$465,583	$244,301	$—	$(32,157)	$212,144	4.13%	5.38%
Total Investment Securities	$13,771,947	$966,755	$22,163	$(52,048)	$936,870	0.55%	5.35%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increasing haircuts and reducing security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the mortgage REIT industry, generally. In response, the Company completely eliminated its securities repurchase agreement exposure in 2020. The Company will continue to evaluate the securities repurchase agreement market before increasing its exposure in the future.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2021	$—	$—	$—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

Non-Agency RMBS Re-Securitization

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio. In February 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million, returning the non-Agency RMBS held by the re-securitization trust to the Company.

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Investment

The Company has invested in a joint venture investment in an entity that owns a multi-family apartment community located in Houston, TX. The Company determined that the joint venture entity is a VIE and that the Company is the primary beneficiary, resulting in consolidation of the VIE, including its assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive variable distributions from this investment on a pro rata basis and a monthly management fee based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate asset.

Equity Investments in Entities that Invest in Residential Properties and Loans

The Company has ownership interests in entities that invest in residential properties and loans. We may receive variable distributions from these investments based upon underlying asset performance and record our positions at fair value. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of March 31, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

		March 31, 2021		December 31, 2020
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$14,228	11%	$13,040
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	49%	60,002	49%	63,290
Total			$74,230		$76,330

Derivative Assets and Liabilities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are "To-Be-Announced," or TBAs.

We have generally used interest rate swaps to hedge variable cash flows associated with our variable rate borrowings. We typically paid a fixed rate and received a floating rate based on one- or three- month LIBOR, on the notional amount of the interest rate swaps. The floating rate we received under our swap agreements had the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Derivative financial instruments may contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. All of the Company’s interest rate swaps were cleared through CME Group Inc. (“CME Clearing”) which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures.
In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million for the three months ended March 31, 2020.

Debt

The Company's debt as of March 31, 2021 included Convertible Notes and subordinated debentures.

Convertible Notes

As of March 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding, due on January 15, 2022. The Convertible Notes were issued at a discount with a total cost to the Company of approximately 8.24%.

Subordinated Debentures

As of March 31, 2021, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.04% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at March 31, 2021 was $2.3 billion and included $3.9 million of accumulated OCI. The accumulated OCI at March 31, 2021 consisted primarily of $2.9 million in net unrealized gains related to our non-Agency RMBS and $1.0 million in net unrealized gains related to our CMBS. The Company's stockholders’ equity at December 31, 2020 was $2.3 billion and included $1.0 million of accumulated OCI. The accumulated OCI at December 31, 2020 consisted primarily of $2.0 million in net unrealized gains related to our CMBS partially offset by $1.0 million in net unrealized losses related to our non-Agency RMBS.

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively impacted our liquidity during the first half of 2020 and may negatively affect our liquidity in the future. In response to the difficult conditions encountered in March and April 2020, since late March 2020, we have focused on improving liquidity and long-term capital preservation through the selective disposition of assets, the completion of three securitization transactions and reductions in mark-to-market repurchase agreement financing, which has reduced our portfolio leverage to 0.2 times as of March 31, 2021. At March 31, 2021, we had $291.0 million of cash and cash equivalents, $816.1 million of unencumbered securities (including the securities we own in Consolidated SLST), $574.3 million of unencumbered residential loans and $348.2 million of unencumbered preferred equity investments in and mezzanine loans to owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of March 31, 2021, approximately 1.5% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us and one loan is in a forbearance arrangement with us. These loans represent 4.0% of our total preferred equity and mezzanine loan investment portfolio. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio since the onset of the COVID-19 pandemic, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become further constrained from the ongoing impacts of the COVID-19 pandemic. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.
We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations and other term financings, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. Additionally, in April 2021, the Company completed a rated senior unsecured notes offering with an aggregate principal amount of $100 million.
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

Cash Flows and Liquidity for the Three Months Ended March 31, 2021

During the three months ended March 31, 2021, net cash, cash equivalents and restricted cash increased by $16.1 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $25.1 million during the three months ended March 31, 2021. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2021, our net cash flows used in investing activities were $28.5 million, primarily as a result of purchases of residential loans, non-Agency RMBS and ABS and the funding of a multi-family joint venture investment during the period. These purchases were partially offset by sales of non-Agency RMBS and CMBS, sales of residential loans compounded by principal repayments and refinancing of residential loans and principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments.

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

Cash Flows from Financing Activities

During the three months ended March 31, 2021, our net cash flows provided by financing activities were $19.5 million. The main source of cash flows from financing activities were proceeds from repurchase agreements related to our residential loans partially offset by paydowns on CDOs and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of March 31, 2021, we had no amounts outstanding under short-term repurchase agreements on our investment securities. These repurchase agreements are typically secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At March 31, 2021, we had longer-term repurchase agreements with terms of up to two years with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of March 31, 2021, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $203.8 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At March 31, 2021, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and are expected to mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At March 31, 2021, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $533.8 million.

As of March 31, 2021, our total leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by our total stockholders' equity, was approximately 0.3 to 1. Our overall leverage ratio does not include debt associated with CDOs or other non-recourse debt to the Company. As of March 31, 2021, our leverage ratio on our shorter-term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.2 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20,000,000 of shares of our common stock.

The Company had no securities offerings during the three months ended March 31, 2021. In April 2021, the Company completed a rated senior unsecured notes offering with an aggregate principal amount of $100 million.

Dividends

For information regarding the declaration and payment of dividends on our common stock and preferred stock for the periods covered by this report, please see Note 15 to our condensed consolidated financial statements included in this report.

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

For example, we hold RMBS and residential loans, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our RMBS or residential loans because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the RMBS or residential loan. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS and residential loans. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income. In addition, when we purchase residential loans at a discount to par value, and borrowers then prepay at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the residential loans.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of March 31, 2021 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(17,681)
+100	$(4,603)
-100	$(319)

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

The interest rates for certain of our investments and a majority of our financing transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. See "Current Market Conditions and Commentary — Monetary Policy and Recent Regulatory Developments" above. At this time, it is not possible to predict the effect of such change. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that throughout 2021, we will work closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

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

We are subject to “margin call” risk on a portion of our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all.

As discussed throughout this Quarterly Report on Form 10-Q, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Because of this, we intend to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended March 31, 2021, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We are exposed to credit risk in our investments in CMBS, non-Agency RMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating or joint venture partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2021 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of March 31, 2021, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(166,636)	2.8
+100	$(87,860)	2.9
Base		3.0
-100	$91,648	3.1

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have subsided somewhat beginning in the second quarter of 2020 and continuing into the quarter ended March 31, 2021, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I., Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1	Form of 2021 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.2	Form of 2021 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.3	The Company’s 2021 Annual Incentive Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 7, 2021	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)