Form 10-Q
period 2021-06-30
NEW YORK MORTGAGE TRUST INC
filed 2021-08-06
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ	Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTP	NASDAQ	Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ	Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ	Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTL	NASDAQ	Stock Market

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 6, 2021 was 379,398,477.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Residential loans, at fair value	$3,202,743	$3,049,166
Multi-family loans, at fair value	126,719	163,593
Investment securities available for sale, at fair value	607,407	724,726
Equity investments, at fair value	204,697	259,095
Cash and cash equivalents	324,927	293,183
Other assets	314,434	165,824
Total Assets (1)	$4,780,927	$4,655,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$340,541	$405,531
Collateralized debt obligations ($948,090 at fair value and $683,724 at amortized cost, net as of June 30, 2021 and $1,054,335 at fair value and $569,323 at amortized cost, net as of December 31, 2020)	1,631,814	1,623,658
Convertible notes	136,586	135,327
Senior unsecured notes	96,380	—
Subordinated debentures	45,000	45,000
Other liabilities	204,247	138,498
Total liabilities (1)	2,454,568	2,348,014
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 30,900,000 shares authorized, 20,872,888 shares issued and outstanding ($521,822 aggregate liquidation preference)	504,765	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 379,371,987 and 377,744,476 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,794	3,777
Additional paid-in capital	2,347,753	2,342,934
Accumulated other comprehensive income	7,449	994
Accumulated deficit	(542,600)	(551,268)
Company's stockholders' equity	2,321,161	2,301,202
Non-controlling interest in consolidated variable interest entities	5,198	6,371
Total equity	2,326,359	2,307,573
Total Liabilities and Stockholders' Equity	$4,780,927	$4,655,587

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2021 and December 31, 2020, assets of consolidated VIEs totaled $2,212,001 and $2,150,984, respectively, and the liabilities of consolidated VIEs totaled $1,744,689 and $1,667,306, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
NET INTEREST INCOME:
Interest income	$52,186	$47,970	$102,225	$258,583
Interest expense	20,711	19,444	40,410	182,976
Total net interest income	31,475	28,526	61,815	75,607

NON-INTEREST INCOME (LOSS):
Realized gains (losses), net	4,989	(934)	12,047	(148,852)
Realized loss on de-consolidation of Consolidated K-Series	—	—	—	(54,118)
Unrealized gains (losses), net	23,854	102,872	50,020	(293,908)
Income from equity investments	10,607	4,112	14,006	4,606
Impairment of goodwill	—	—	—	(25,222)
Other income (loss)	3,826	(1,638)	6,923	(97)
Total non-interest income (loss)	43,276	104,412	82,996	(517,591)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	12,520	11,761	23,961	22,412
Operating expenses	10,601	2,313	18,355	5,546
Total general, administrative and operating expenses	23,121	14,074	42,316	27,958

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	51,630	118,864	102,495	(469,942)
Income tax expense	15	1,927	81	1,688

NET INCOME (LOSS)	51,615	116,937	102,414	(471,630)
Net loss attributable to non-controlling interest in consolidated variable interest entities	1,625	876	3,034	1,060
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	53,240	117,813	105,448	(470,570)
Preferred stock dividends	(10,296)	(10,296)	(20,593)	(20,593)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$42,944	$107,517	$84,855	$(491,163)

Basic earnings (loss) per common share	$0.11	$0.28	$0.22	$(1.35)
Diluted earnings (loss) per common share	$0.11	$0.28	$0.22	$(1.35)
Weighted average shares outstanding-basic	379,299	377,465	379,091	364,189
Weighted average shares outstanding-diluted	381,517	399,982	381,167	364,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$42,944	$107,517	$84,855	$(491,163)
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	3,788	78,273	4,426	(57,054)
Reclassification adjustment for net (gain) loss included in net income (loss)	(213)	4,331	2,029	(2,506)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,575	82,604	6,455	(59,560)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$46,519	$190,121	$91,310	$(550,723)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, March 31, 2021	$3,793	$504,765	$2,343,912	$(547,491)	$3,874	$2,308,853	$5,498	$2,314,351
Net income (loss)	—	—	—	53,240	—	53,240	(1,625)	51,615
Stock based compensation expense, net	1	—	3,841	—	—	3,842	—	3,842
Dividends declared on common stock	—	—	—	(37,942)	—	(37,942)	—	(37,942)
Dividends declared on preferred stock	—	—	—	(10,296)	—	(10,296)	—	(10,296)
Dividends attributable to dividend equivalents	—	—	—	(111)	—	(111)	—	(111)
Reclassification adjustment for net gain included in net income	—	—	—	—	(213)	(213)	—	(213)
Increase in fair value of available for sale securities	—	—	—	—	3,788	3,788	—	3,788
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	1,335	1,335
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(10)	(10)
Balance, June 30, 2021	$3,794	$504,765	$2,347,753	$(542,600)	$7,449	$2,321,161	$5,198	$2,326,359

Balance, March 31, 2020	$3,775	$504,765	$2,334,793	$(724,962)	$(117,032)	$2,001,339	$(888)	$2,000,451
Net income (loss)	—	—	—	117,813	—	117,813	(876)	116,937
Stock based compensation expense, net	—	—	2,429	—	—	2,429	—	2,429
Dividends declared on common stock	—	—	—	(18,887)	—	(18,887)	—	(18,887)
Dividends declared on preferred stock	—	—	—	(20,593)	—	(20,593)	—	(20,593)
Reclassification adjustment for net loss included in net income	—	—	—	—	4,331	4,331	—	4,331
Increase in fair value of available for sale securities	—	—	—	—	78,273	78,273	—	78,273
Balance, June 30, 2020	$3,775	$504,765	$2,337,222	$(646,629)	$(34,428)	$2,164,705	$(1,764)	$2,162,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss)	—	—	—	105,448	—	105,448	(3,034)	102,414
Stock based compensation expense, net	17	—	4,819	—	—	4,836	—	4,836
Dividends declared on common stock	—	—	—	(75,869)	—	(75,869)	—	(75,869)
Dividends declared on preferred stock	—	—	—	(20,593)	—	(20,593)	—	(20,593)
Dividends attributable to dividend equivalents	—	—	—	(318)	—	(318)	—	(318)
Reclassification adjustment for net loss included in net income	—	—	—	—	2,029	2,029	—	2,029
Increase in fair value of available for sale securities	—	—	—	—	4,426	4,426	—	4,426
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	1,874	1,874
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(13)	(13)
Balance, June 30, 2021	$3,794	$504,765	$2,347,753	$(542,600)	$7,449	$2,321,161	$5,198	$2,326,359

Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net loss	—	—	—	(470,570)	—	(470,570)	(1,060)	(471,630)
Common stock issuance, net	851	—	511,055	—	—	511,906	—	511,906
Stock based compensation expense, net	10	—	4,382	—	—	4,392	—	4,392
Dividends declared on common stock	—	—	—	(18,887)	—	(18,887)	—	(18,887)
Dividends declared on preferred stock	—	—	—	(20,593)	—	(20,593)	—	(20,593)
Reclassification adjustment for net gain included in net loss	—	—	—	—	(2,506)	(2,506)	—	(2,506)
Decrease in fair value of available for sale securities	—	—	—	—	(57,054)	(57,054)	—	(57,054)
Balance, June 30, 2020	$3,775	$504,765	$2,337,222	$(646,629)	$(34,428)	$2,164,705	$(1,764)	$2,162,941
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$102,414	$(471,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization (accretion)	22,024	(7,622)
Realized (gains) losses, net	(12,047)	148,852
Realized loss on de-consolidation of Consolidated K-Series	—	54,118
Unrealized (gains) losses, net	(50,020)	293,908
Impairment of goodwill	—	25,222
Impairment of real estate under development in Consolidated VIEs	—	1,754
Income from preferred equity, mezzanine loan and equity investments	(24,564)	(15,234)
Distributions of income from preferred equity, mezzanine loan and equity investments	30,676	10,970
Stock based compensation expense, net	4,836	4,392
Changes in operating assets and liabilities:
Other assets	(2,178)	64,072
Other liabilities	2,650	(70,350)
Net cash provided by operating activities	73,791	38,452

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	115,398	1,445,196
Principal paydowns received on investment securities	30,541	145,234
Purchases of investment securities	(24,926)	(448,093)
Principal repayments received on residential loans	441,433	196,569
Proceeds from sales of residential loans	17,944	93,755
Purchases of residential loans	(604,663)	(155,583)
Principal repayments received on preferred equity and mezzanine loan investments	35,500	7,576
Return of capital from equity investments	50,275	157
Funding of preferred equity, mezzanine loan and equity investments	(320)	(30,546)
Funding of joint venture investments in Consolidated VIEs	(22,400)	—
Proceeds from sales resulting in de-consolidation of Consolidated K-Series	—	555,218
Principal repayments received on multi-family loans held in Consolidated K-Series	—	239,796
Net payments made on derivative instruments settled during the period	—	(28,233)
Proceeds from sale of real estate owned	4,188	2,961
Cash received from initial consolidation of VIEs	2,723	—
Capital expenditures on operating real estate in Consolidated VIEs	(2,727)	—
Distributions to non-controlling interest in Consolidated VIEs	(13)	—
Purchases of other assets	(44)	(225)
Net cash provided by investing activities	42,909	2,023,782

Cash Flows from Financing Activities:
Net payments made on repurchase agreements	(66,141)	(2,143,059)
Proceeds from issuance of senior unsecured notes, net	96,267	—
Proceeds from issuance of collateralized debt obligations, net	178,352	109,309
Common stock issuance, net	—	511,924
Dividends paid on common stock and dividend equivalents	(75,735)	(58,274)
Dividends paid on preferred stock	(20,593)	(10,175)
Payments made on and extinguishment of collateralized debt obligations	(64,542)	(3,745)
Payments made on Consolidated K-Series CDOs	—	(147,376)
Payments made on Consolidated SLST CDOs	(68,314)	(39,242)
Net cash used in financing activities	(20,706)	(1,780,638)

Net Increase in Cash, Cash Equivalents and Restricted Cash	95,994	281,596
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	304,490	121,612
Cash, Cash Equivalents and Restricted Cash - End of Period	$400,484	$403,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$35,194	$257,112
Cash paid for income taxes	$6	$1

Non-Cash Investment Activities:
De-consolidation of multi-family loans held in Consolidated K-Series	$—	$17,381,483
De-consolidation of Consolidated K-Series CDOs	$—	$16,612,093
Transfer from residential loans to real estate owned	$2,674	$4,302

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$37,942	$18,887
Dividends declared on preferred stock to be paid in subsequent period	$10,296	$20,593

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$324,927	$371,697
Restricted cash included in other assets	75,557	31,511
Total cash, cash equivalents, and restricted cash	$400,484	$403,208
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
1.Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust ("REIT") in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2021, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Other Assets – Other assets as of June 30, 2021 and December 31, 2020 include restricted cash held by third parties, including cash held by the Company's securitization trusts, of $75.6 million and $11.3 million, respectively. Operating real estate held in Consolidated VIEs, net in the amounts of $125.3 million and $50.5 million are also included in other assets as of June 30, 2021 and December 31, 2020, respectively. Other assets includes collections receivable from loan servicers, recoverable advances and interest receivable on residential loans totaling $65.9 million and $63.6 million as of June 30, 2021 and December 31, 2020, respectively. Also included in other assets are operating lease right of use assets of $9.6 million and $10.1 million as of June 30, 2021 and December 31, 2020, respectively (with corresponding operating lease liabilities of $10.2 million and $10.6 million as of June 30, 2021 and December 31, 2020, respectively, included in other liabilities in the accompanying condensed consolidated balance sheets).

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021				December 31, 2020
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,227,386	$1,162,852	$784,933	$3,175,171	$1,097,528	$1,231,669	$696,543	$3,025,740
(Discount)/premium	(43,840)	(1,220)	(38,928)	(83,988)	(42,259)	1,337	(41,506)	(82,428)
Unrealized gains	43,295	14,907	53,358	111,560	35,661	33,779	36,414	105,854
Carrying value	$1,226,841	$1,176,539	$799,363	$3,202,743	$1,090,930	$1,266,785	$691,451	$3,049,166

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of June 30, 2021 and December 31, 2020 (see Note 10).
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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended
	June 30, 2021			June 30, 2020
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$1,009	$6,471	$4,893	$38,198	$75,051	$4

	Six Months Ended
	June 30, 2021			June 30, 2020
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$7,435	$(18,872)	$17,143	$(43,482)	$(13,049)	$(1,725)

(1)In accordance with the practical expedient in ASC 810, Consolidation ("ASC 810") the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable (see Note 14). See Note 7 for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST, which include unrealized gains (losses) on the residential loans held in Consolidated SLST presented in the table above and unrealized gains (losses) on the CDOs issued by Consolidated SLST.

The Company recognized $0.3 million and $0.5 million of net realized gains on the sale of residential loans, at fair value for the three and six months ended June 30, 2021. The Company recognized $2.0 million and $18.2 million of net realized losses on the sale of residential loans, at fair value during the three and six months ended June 30, 2020, respectively. The Company also recognized $4.9 million and $8.3 million of net realized gains on the payoff of residential loans, at fair value for the three and six months ended June 30, 2021. The Company recognized $2.1 million and $4.0 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2020, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2021 and December 31, 2020, respectively, are as follows:

	June 30, 2021			December 31, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	22.0%	10.7%	22.9%	23.6%	10.9%	19.8%
Florida	11.0%	10.4%	10.3%	13.1%	10.5%	8.1%
New York	10.0%	9.5%	7.7%	9.2%	9.3%	8.9%
New Jersey	7.5%	7.2%	5.0%	5.6%	7.1%	5.6%
Texas	5.7%	3.9%	4.6%	5.6%	4.0%	4.3%
Maryland	2.7%	3.9%	5.0%	2.8%	3.8%	6.3%
Illinois	2.7%	6.9%	2.3%	2.5%	6.8%	2.7%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2021	$130,638	$152,057	$15,268	$16,203
December 31, 2020	149,444	169,553	16,057	17,748

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $188.4 million and $236.7 million were 90 days or more delinquent as of June 30, 2021 and December 31, 2020, respectively.

4.Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Investment amount	$125,924	$163,392
Deferred loan fees, net	(871)	(1,169)
Unrealized gains, net	1,666	1,370
Total, at Fair Value	$126,719	$163,593

For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.3 million in net unrealized gains on preferred equity and mezzanine loan investments, respectively. For the three and six months ended June 30, 2020, the Company recognized $0.1 million and $5.8 million in net unrealized losses on preferred equity and mezzanine loan investments, respectively.
For the three and six months ended June 30, 2021, the Company recognized $1.5 million and $2.0 million in preferred equity and mezzanine loan premiums resulting from early redemption, respectively. For the three months ended June 30, 2020, there were no preferred equity and mezzanine loan premiums resulting from early redemption. For the six months ended June 30, 2020, the Company recognized $0.1 million in preferred equity and mezzanine loan premiums resulting from early redemption.
The table below presents the fair value and aggregate unpaid principal balance of the Company's preferred equity and mezzanine loan investments in non-accrual status as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021		December 31, 2020
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$3,648	$3,363	$3,325	$3,363

The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of June 30, 2021 and December 31, 2020, respectively, are as follows:

	June 30, 2021	December 31, 2020
Tennessee	16.0%	14.3%
Texas	15.2%	11.4%
Florida	11.3%	8.5%
South Carolina	9.5%	7.2%
Alabama	8.8%	9.7%
Georgia	6.8%	10.1%
Ohio	6.8%	5.2%
North Carolina	6.5%	4.9%

5.Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021				December 31, 2020
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS	$134,461	$—	$(3,162)	$131,299	$138,541	$854	$—	$139,395
Non-Agency RMBS (1)	100,379	674	(8,560)	92,493	100,465	170	(10,786)	89,849
CMBS (2)	111,977	4,156	(405)	115,728	139,019	5,685	(3,731)	140,973
ABS	27,917	14,703	—	42,620	34,139	9,086	—	43,225
Total investment securities available for sale - fair value option	374,734	19,533	(12,127)	382,140	412,164	15,795	(14,517)	413,442

CECL Securities
Non-Agency RMBS (3)	189,398	6,742	(645)	195,495	266,855	4,336	(5,374)	265,817
CMBS	28,420	1,734	(382)	29,772	43,435	2,032	—	45,467
Total investment securities available for sale - CECL Securities	217,818	8,476	(1,027)	225,267	310,290	6,368	(5,374)	311,284
Total	$592,552	$28,009	$(13,154)	$607,407	$722,454	$22,163	$(19,891)	$724,726

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $37.6 million as of December 31, 2020. During the six months ended June 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).
(2)Includes IO and mezzanine securities transferred from the Consolidated K-Series as a result of de-consolidation during the six months ended June 30, 2020, with a total fair value of $72.6 million and $97.6 million as of June 30, 2021 and December 31, 2020 respectively.
(3)Includes non-Agency RMBS held in a securitization trust with a total fair value of $71.5 million as of December 31, 2020. During the six months ended June 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).

Accrued interest receivable for all investment securities available for sale in the amount of $2.0 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
CMBS	$3,770	$392	$—	$392
Total	$3,770	$392	$—	$392

	Three Months Ended June 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$37,810	$294	$(1,690)	$(1,396)
CMBS	24,022	1,327	—	1,327
Total	$61,832	$1,621	$(1,690)	$(69)

The following tables summarize our investment securities sold during the six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Six Months Ended June 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$72,083	$12	$(833)	$(821)
CMBS	43,315	5,587	—	5,587
Total	$115,398	$5,599	$(833)	$4,766

	Six Months Ended June 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,892	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358	(11,697)	(6,339)
Total Agency RMBS	992,966	5,402	(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,377	11,068	(16,063)	(4,995)
Non-Agency RMBS	168,758	294	(25,821)	(25,527)
CMBS	138,061	1,327	(29,584)	(28,257)
Total	$1,445,196	$12,689	$(71,468)	$(58,779)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 7).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 7).

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2021 and December 31, 2020, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 5.6 years.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

Weighted Average Life	June 30, 2021	December 31, 2020
0 to 5 years	$248,347	$332,934
Over 5 to 10 years	317,620	320,361
10+ years	41,440	71,431
Total	$607,407	$724,726

Unrealized Losses in Other Comprehensive Income

The Company evaluated its CECL Securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses through earnings for the three and six months ended June 30, 2021 and 2020.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

June 30, 2021	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$35,532	$(25)	$36,175	$(620)	$71,707	$(645)
CMBS	22,488	(382)	—	—	22,488	(382)
Total	$58,020	$(407)	$36,175	$(620)	$94,195	$(1,027)

December 31, 2020	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)
Total	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)

At June 30, 2021, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $0.6 million and $0.4 million, respectively, at June 30, 2021. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

6.Equity Investments, at Fair Value

The Company's equity investments consist of, or have consisted of, preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), equity ownership interests in entities that invest in single-family properties and residential loans (or single-family equity ownership interests) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election. The following table presents the Company's equity investments as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021		December 31, 2020
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$12,145	45%	$11,441
Somerset Deerfield Investor, LLC	45%	19,373	45%	18,792
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	5,438	43%	5,140
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	12,078	57%	11,456
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	7,426	46%	7,234
Walnut Creek Properties Holdings, L.L.C.	36%	9,063	36%	8,803
Towers Property Holdings, LLC	37%	12,529	37%	12,119
Mansions Property Holdings, LLC	34%	12,073	34%	11,679
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,446	43%	4,320
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	10,256	37%	9,966
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	12,679	53%	12,337
DCP Gold Creek, LLC	44%	6,546	44%	6,357
1122 Chicago DE, LLC	53%	7,465	53%	7,222
Rigsbee Ave Holdings, LLC	56%	11,150	56%	10,222
Bighaus, LLC	42%	14,984	42%	14,525
FF/RMI 20 Midtown, LLC	51%	24,649	51%	23,936
Lurin-RMI, LLC	38%	7,446	38%	7,216
Total - Multi-Family Preferred Equity Ownership Interests		189,746		182,765

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	11%	14,951	11%	13,040
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	—	—	49%	63,290
Total - Single-Family Equity Ownership Interests		14,951		76,330
Total		$204,697		$259,095

The Company records its equity in earnings or losses from its multi-family preferred equity ownership interests under the hypothetical liquidation of book value method of accounting due to the structures and the preferences it receives on the distributions from these entities pursuant to the respective agreements. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment. Pursuant to the fair value election, changes in fair value of the Company's multi-family preferred equity ownership interests are reported in current period earnings. The following table presents income from multi-family preferred equity ownership interests for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and six months ended June 30, 2021 includes $0.8 million and $0.9 million of net unrealized gains, respectively. Income from these investments during the three and six months ended June 30, 2020 includes $0.2 million of net unrealized gains and $4.1 million of net unrealized losses, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2021	2020	2021	2020
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$357	$358	$704	$603
Somerset Deerfield Investor, LLC	675	627	1,141	787
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	174	158	298	92
Audubon Mezzanine Holdings, L.L.C. (Series A)	357	284	721	175
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	240	225	419	124
Walnut Creek Properties Holdings, L.L.C.	263	216	541	122
Towers Property Holdings, LLC	361	284	740	122
Mansions Property Holdings, LLC	348	273	713	118
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	131	107	266	53
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	302	245	616	114
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	374	304	762	135
DCP Gold Creek, LLC	197	222	400	102
1122 Chicago DE, LLC	225	296	446	236
Rigsbee Ave Holdings, LLC	896	425	1,215	279
Bighaus, LLC	443	—	879	—
FF/RMI 20 Midtown, LLC	758	—	1,504	—
Lurin-RMI, LLC	235	—	470	—
Total Income - Multi-Family Preferred Equity Ownership Interests	$6,336	$4,024	$11,835	$3,062

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2021	2020	2021	2020
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	$998	$347	$2,186	$565
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (1)	3,273	1,051	(15)	2,051
Total Income - Single-Family Equity Ownership Interests	$4,271	$1,398	$2,171	$2,616

Joint Venture Equity Investments in Multi-Family Properties (2)
The Preserve at Port Royal Venture, LLC (3)	$—	$(1,310)	$—	$(1,071)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$—	$(1,310)	$—	$(1,071)

(1)The Company's equity investment was redeemed during the six months ended June 30, 2021.
(2)Includes net unrealized loss of $1.3 million and $1.1 million for the three and six months ended June 30, 2020, respectively.
(3)The Company's equity investment was redeemed during the year ended December 31, 2020.

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

As of December 31, 2020, the Company evaluated its residential loan securitizations and re-securitization of non-Agency RMBS and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). As of June 30, 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the then-outstanding Financing VIEs as of June 30, 2021 and December 31, 2020. During the six months ended June 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million, returning the non-Agency RMBS held by the re-securitization trust to the Company.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of June 30, 2021 and December 31, 2020, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 11). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST, other than those securities owned by the Company as of June 30, 2021 and December 31, 2020 with a fair value of $228.3 million and $212.1 million, respectively (see Note 14). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of June 30, 2021 and December 31, 2020.

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

Other Consolidated VIEs

During the six months ended June 30, 2021, the Company invested in two joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these VIEs in the accompanying condensed consolidated financial statements with non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture investments in accordance with asset acquisition provisions of ASC 805, Business Combinations, ("ASC 805"), as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets. The initial consolidation of the joint venture entities included operating real estate and lease intangibles in the amounts of $73.5 million and $5.0 million, respectively (included in other assets in the accompanying condensed consolidated balance sheets), mortgages payable, net in the amount of $61.8 million (included in other liabilities in the accompanying condensed consolidated balance sheets) and non-controlling interests in the amount of $1.9 million.

In addition, on November 12, 2020 (the "Changeover Date"), the Company reconsidered its evaluation of its variable interest in a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE on the Changeover Date. Prior to the Changeover Date, the Company accounted for its investment as a preferred equity investment included in multi-family loans. The Company does not have any claims to the assets or obligations for the liabilities of this VIE other than the Company's net investment in the VIE. On the Changeover Date, the Company consolidated this VIE into its consolidated financial statements. The Company accounted for the initial consolidation of the VIE in accordance with asset acquisition provisions of ASC 805 as substantially all of the fair value of the assets within the entity are concentrated in either a single identifiable asset or group of similar identifiable assets. The estimated Changeover Date fair value of the consideration transferred totaled $8.7 million, which consisted of the estimated fair value of the Company's preferred equity investment in the VIE that was determined using assumptions for the underlying contractual cash flows and a discount rate. The initial consolidation of this VIE included operating real estate and lease intangibles in the amounts of $50.5 million and $1.6 million, respectively (included in other assets in the accompanying condensed consolidated balance sheets), a mortgage payable, net in the amount of $36.8 million (included in other liabilities in the accompanying condensed consolidated balance sheets) and a non-controlling interest (representing third-party ownership of the VIE's membership interests) in the amount of $6.8 million.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and other Consolidated VIEs as of June 30, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$2,799	$2,799
Residential loans, at fair value	799,363	1,176,539	—	1,975,902
Operating real estate, net held in Consolidated VIEs (1)	—	—	125,253	125,253
Other assets	94,036	3,849	10,162	108,047
Total assets	$893,399	$1,180,388	$138,214	$2,212,001

Collateralized debt obligations ($683,724 at amortized cost, net and $948,090 at fair value)	$683,724	$948,090	$—	$1,631,814
Mortgages payable, net in Consolidated VIEs (2)	—	—	98,611	98,611
Other liabilities	9,618	2,467	2,179	14,264
Total liabilities	$693,342	$950,557	$100,790	$1,744,689
Non-controlling interest in Consolidated VIEs (3)	$—	$—	$5,198	$5,198
Net investment (4)	$200,057	$229,831	$32,226	$462,114

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs, including Consolidated SLST and other Consolidated VIEs, for the three months ended June 30, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Consolidated SLST	Other	Total
Interest income	$10,479	$—	$10,479
Interest expense	7,151	430	7,581
Total net interest income (expense)	3,328	(430)	2,898

Unrealized gains, net	9,793	—	9,793
Other income	—	2,150	2,150
Total non-interest income	9,793	2,150	11,943

Total general, administrative and operating expenses	—	3,913	3,913

Net income (loss)	13,121	(2,193)	10,928
Net loss attributable to non-controlling interest in Consolidated VIEs	—	1,625	1,625
Net income (loss) attributable to Company	$13,121	$(568)	$12,553

The following table presents condensed statements of operations for the non-Company-sponsored VIEs, including Consolidated SLST and other Consolidated VIEs, for the three months ended June 30, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Consolidated SLST	Other	Total
Interest income	$11,522	$—	$11,522
Interest expense	8,158	—	8,158
Total net interest income	3,364	—	3,364

Unrealized gains, net	4,096	—	4,096
Other income (loss)	—	(1,780)	(1,780)
Total non-interest income (loss)	4,096	(1,780)	2,316

Total general, administrative and operating expenses	—	(26)	(26)

Net income (loss)	7,460	(1,754)	5,706
Net loss attributable to non-controlling interest in Consolidated VIEs	—	876	876
Net income (loss) attributable to Company	$7,460	$(878)	$6,582

The following table presents condensed statements of operations for non-Company-sponsored VIEs, including Consolidated SLST and other Consolidated VIEs, for the six months ended June 30, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Consolidated SLST	Other	Total
Interest income	$20,797	$—	$20,797
Interest expense	14,254	740	14,994
Total net interest income (expense)	6,543	(740)	5,803

Unrealized gains, net	19,018	—	19,018
Other income	—	3,645	3,645
Total non-interest income	19,018	3,645	22,663

Total general, administrative and operating expenses	—	6,837	6,837

Net income (loss)	25,561	(3,932)	21,629
Net loss attributable to non-controlling interest in Consolidated VIEs	—	3,034	3,034
Net income (loss) attributable to Company	$25,561	$(898)	$24,663

The following table presents condensed statements of operations for the non-Company-sponsored VIEs, including Consolidated K-Series (prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series), Consolidated SLST and other Consolidated VIEs, for the six months ended June 30, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Consolidated K-Series	Consolidated SLST	Other	Total
Interest income	$151,841	$23,646	$—	$175,487
Interest expense	129,762	16,693	—	146,455
Total net interest income	22,079	6,953	—	29,032

Unrealized losses, net	(10,951)	(62,038)	—	(72,989)
Other income (loss)	—	—	(2,121)	(2,121)
Total non-interest income (loss)	(10,951)	(62,038)	(2,121)	(75,110)

Total general, administrative and operating expenses	—	—	—	—

Net income (loss)	11,128	(55,085)	(2,121)	(46,078)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	—	1,060	1,060
Net income (loss) attributable to Company	$11,128	$(55,085)	$(1,061)	$(45,018)

Unconsolidated VIEs

As of June 30, 2021 and December 31, 2020, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2021 and December 31, 2020, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$42,620	$—	$42,620
Non-Agency RMBS	—	3,029	—	3,029
Preferred equity investments in multi-family properties	126,719	—	189,746	316,465
Equity investments in entities that invest in residential properties	—	—	14,951	14,951
Maximum exposure	$126,719	$45,649	$204,697	$377,065

	December 31, 2020
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$43,225	$—	$43,225
Preferred equity investments in multi-family properties	158,501	—	182,765	341,266
Mezzanine loans on multi-family properties	5,092	—	—	5,092
Equity investments in entities that invest in residential properties and loans	—	—	76,330	76,330
Maximum exposure	$163,593	$43,225	$259,095	$465,913

8.Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments, comprised of interest rate swaps which were designated as trading instruments, were terminated during the three months ended March 31, 2020. The Company had no outstanding derivatives as of June 30, 2021 and December 31, 2020.
Derivatives Not Designated as Hedging Instruments
The table below summarizes the activity of derivative instruments not designated as hedging instruments for the six months ended June 30, 2020 (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	June 30, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the six months ended June 30, 2020 (dollar amounts in thousands):

	For the Six Months Ended June 30, 2020
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

9.Operating Real Estate Held in Consolidated VIEs, Net

During the six months ended June 30, 2021, the Company invested in two joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

On November 12, 2020, the Company determined that it became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated the VIE into its condensed consolidated financial statements (see Note 7).

The Consolidated VIEs actively lease the apartment units within the multi-family apartment communities to individual tenants at market rates for the production of rental income. These leases are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point. Rental income for the three and six months ended June 30, 2021 in the amounts of $2.1 million and $3.6 million, respectively, is included in other income (loss) on the accompanying condensed consolidated statements of operations.

The following is a summary of the real estate investments in Consolidated VIEs, collectively, as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Land	$16,866	$5,400
Building and improvements	104,368	43,764
Furniture, fixture and equipment	5,693	1,522
Real estate	$126,927	$50,686
Accumulated depreciation (1)	(1,674)	(154)
Real estate, net (2)	$125,253	$50,532

(1)Depreciation expense for the three and six months ended June 30, 2021 totaled $0.8 million and $1.5 million, respectively, and is included in operating expenses on the accompanying condensed consolidated statements of operations.
(2)Included in other assets on the accompanying condensed consolidated balance sheets.

10.Repurchase Agreements

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
June 30, 2021	$1,289,237	$341,791	$(1,250)	$340,541	$497,018	2.93%	6.64
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $44.7 million, a rate of 4.00%, and maturity of 8.03 months as of June 30, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
(2)Costs related to the repurchase agreements, which include commitment, underwriting, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets and are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.
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

As of June 30, 2021, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of June 30, 2021 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has repurchase agreements with financial institutions to finance its investment securities portfolio. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of June 30, 2021 and December 31, 2020, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Weighted Average Rate of Notes Issued (2)	Stated Maturity (3)
Consolidated SLST (4)	$906,703	$948,090	2.75%	3.53%	2059
Residential loan securitizations	688,404	683,724	3.10%	4.35%	2025 - 2060
Total collateralized debt obligations	$1,595,107	$1,631,814

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

The Company's collateralized debt obligations as of June 30, 2021 had stated maturities as follows:

Year ending December 31,	Total
2021	$—
2022	—
2023	—
2024	—
2025	208,613
2026	180,000
Thereafter	1,206,494
Total	$1,595,107

12.    Debt

Convertible Notes

As of June 30, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") outstanding. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $1.4 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company that rank pari passu in right of payment with the Company's senior unsecured indebtedness and rank senior in right of payment to the Company's subordinated debentures and any of its other indebtedness that is expressly subordinated in right of payment to the Convertible Notes.

During the six months ended June 30, 2021, none of the Convertible Notes were converted. As of August 6, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Senior Unsecured Notes

On April 27, 2021, the Company completed the issuance and sale to various qualified institutional investors of $100.0 million aggregate principal amount of its unregistered 5.75% Senior Notes due 2026 (the "Unregistered Notes") in a private placement offering at 100% of the principal amount. The net proceeds to the Company from the sale of the Unregistered Notes, after deducting offering expenses, were approximately $96.3 million. Subsequent to the issuance of the Unregistered Notes, the Company conducted an exchange offer wherein the Company exchanged its registered 5.75% Senior Notes due 2026 (the "Registered Notes", the "Senior Unsecured Notes" jointly with the Unregistered Notes) for an equal principal amount of Unregistered Notes.

As of June 30, 2021, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $3.6 million as of June 30, 2021. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

The Senior Unsecured Notes bear interest at a rate of 5.75% per year, subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations (a “NRSRO”). The annual interest rate on the Senior Unsecured Notes will increase by (i) 0.50% per year beginning on the first day of any six-month interest period if as of such day the Senior Unsecured Notes have a rating of BB+ or below and above B+ from any NRSRO and (ii) 0.75% per year beginning on the first day of any six-month interest period if as of such day the Senior Unsecured Notes have a rating of B+ or below or no rating from any NRSRO. Interest on the Senior Unsecured Notes will be paid semi-annually in arrears on April 30 and October 30 of each year and the Senior Unsecured Notes will mature on April 30, 2026.

The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, at any time prior to April 30, 2023 at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes to be redeemed, plus the applicable "make-whole" premium, plus accrued but unpaid interest, if any, to, but excluding, the redemption date. The "make-whole" premium is equal to the present value of all interest that would have accrued between the redemption date and up to, but excluding, April 30, 2023, plus an amount equal to the principal amount of such Senior Unsecured Notes multiplied by 2.875%. On and after April 30, 2023, the Company has the right to redeem the Senior Unsecured Notes, in whole or in part, at 100% of the principal amount of the Senior Unsecured Notes to be redeemed, plus accrued but unpaid interest, if any, to, but excluding, the redemption date, plus an amount equal to the principal amount of such Senior Unsecured Notes multiplied by a date-dependent multiple as detailed in the following table:

Redemption Period	Multiple
April 30, 2023 - April 29, 2024	2.875%
April 30, 2024 - April 29, 2025	1.4375%
April 30, 2025 - April 29, 2026	—

No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that rank pari passu in right of payment with the Company's Convertible Notes and are structurally subordinated in right of payment to the Company's subordinated debentures.

As of June 30, 2021, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of June 30, 2021 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 6, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable in Consolidated VIEs

During the six months ended June 30, 2021, the Company invested in two joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

On November 12, 2020, the Company determined that it became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated the VIE into its condensed consolidated financial statements (see Note 7).

The real estate held by the Consolidated VIEs are subject to mortgages payable which are included in other liabilities on the accompanying condensed consolidated balance sheets and for which the Company has no obligation for repayment as of June 30, 2021. The following table presents detailed information for these mortgages payable in Consolidated VIEs as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1)	Unfunded Commitment
June 30, 2021	$99,680	$(1,069)	$98,611	2024 - 2031	2.90%	$3,310
December 31, 2020	37,030	(278)	36,752	2028	2.54%	—

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.

Debt Maturities

As of June 30, 2021, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2021	$—
2022	138,000
2023	—
2024	36,610
2025	—
2026	100,000
Thereafter	108,070
$382,680

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of June 30, 2021, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2021, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

d.Investment Securities Available for Sale – The Company determines the fair value of all of its investment securities available for sale based on discounted cash flows utilizing an internal pricing model. The methodology considers the characteristics of the particular security and its underlying collateral, which are observable inputs. These inputs include, but are not limited to, delinquency status, coupon, loan-to-value ("LTV"), historical performance, periodic and life caps, collateral type, rate reset period, seasoning, prepayment speeds and credit enhancement levels. The Company also considers several observable market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments, trading activity, and dialogue with market participants. Third-party pricing services typically incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs similar to those used in the Company's internal pricing model. The Company has established thresholds to compare internally generated prices with independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. The Company’s investment securities available for sale are valued based upon readily observable market parameters and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,226,841	$1,226,841	$—	$—	$1,090,930	$1,090,930
Consolidated SLST	—	—	1,176,539	1,176,539	—	—	1,266,785	1,266,785
Residential loans held in securitization trusts	—	—	799,363	799,363	—	—	691,451	691,451
Multi-family loans	—	—	126,719	126,719	—	—	163,593	163,593
Investment securities available for sale:
Agency RMBS	—	131,299	—	131,299	—	139,395	—	139,395
Non-Agency RMBS	—	287,988	—	287,988	—	355,666	—	355,666
CMBS	—	145,500	—	145,500	—	186,440	—	186,440
ABS	—	42,620	—	42,620	—	43,225	—	43,225
Equity investments	—	—	204,697	204,697	—	—	259,095	259,095
Total	$—	$607,407	$3,534,159	$4,141,566	$—	$724,726	$3,471,854	$4,196,580
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$948,090	$948,090	$—	$—	$1,054,335	$1,054,335
Total	$—	$—	$948,090	$948,090	$—	$—	$1,054,335	$1,054,335

The following tables detail changes in valuation for the Level 3 assets for the six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30, 2021
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,090,930	$1,266,785	$691,451	$163,593	$259,095	$3,471,854
Total gains/(losses) (realized/unrealized)
Included in earnings	14,494	(21,788)	21,105	10,853	14,006	38,670
Transfers out (1)	(1,259)	—	(1,415)	—	—	(2,674)
Transfer to securitization trust (2)	(160,623)	—	160,623	—	—	—
Contributions	—	—	—	—	320	320
Paydowns/Distributions	(306,209)	(68,458)	(70,025)	(47,727)	(68,724)	(561,143)
Sales	(15,568)	—	(2,376)	—	—	(17,944)
Purchases	605,076	—	—	—	—	605,076
Balance at the end of period	$1,226,841	$1,176,539	$799,363	$126,719	$204,697	$3,534,159

(1)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(2)In May 2021, the Company completed a securitization of certain business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

	Six Months Ended June 30, 2020
	Residential loans			Multi-family loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Preferred equity and mezzanine loan investments	Consolidated K-Series	Equity investments	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$—	$17,816,746	$83,882	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(55,144)	(15,279)	(1,730)	4,866	41,795	4,606	(20,886)
Transfers in (1)	164,279	—	46,572	182,465	—	107,477	500,793
Transfers out (2) (3)	(3,953)	—	(349)	—	(237,297)	—	(241,599)
Contributions	—	—	—	8,440	—	22,106	30,546
Paydowns/Distributions	(155,135)	(38,757)	(3,800)	(14,921)	(239,796)	(3,782)	(456,191)
Recovery of charge-off	—	—	—	—	35	—	35
Sales (3)	(93,755)	—	—	—	(17,381,483)	—	(17,475,238)
Purchases	156,639	—	—	—	—	—	156,639
Balance at the end of period	$1,442,685	$1,274,850	$40,693	$180,850	$—	$214,289	$3,153,367

(1)As of January 1, 2020, the Company elected to account for all residential loans, residential loans held in securitization trusts, equity investments and preferred equity and mezzanine loan investments using the fair value option.
(2)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(3)During the six months ended June 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated multi-family loans held in the Consolidated K-Series and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Note 7).

The following tables detail changes in valuation for the Level 3 liabilities for the six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Liabilities:

Six Months Ended June 30, 2021
Consolidated SLST CDOs
Balance at beginning of period	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(37,931)
Paydowns	(68,314)
Balance at the end of period	$948,090

	Six Months Ended June 30, 2020
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses/(gains) (realized/unrealized)
Included in earnings	35,018	52,420	87,438
Paydowns	(147,376)	(39,242)	(186,618)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Balance at the end of period	$—	$1,088,233	$1,088,233

(1)During the six months ended June 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the Consolidated K-Series CDOs (see Note 7). Also includes the Company's net sales of senior securities issued by Consolidated SLST during the six months ended June 30, 2020 (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

June 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$1,891,087	Discounted cash flow	Lifetime CPR	9.6%	—	-	54.7%
			Lifetime CDR	0.8%	—	-	20.3%
			Loss severity	11.8%	—	-	100.0%
			Yield	4.9%	2.4%	-	40.2%

	$135,117	Liquidation model	Annual home price appreciation	1.0%	—	-	18.0%
			Liquidation timeline (months)	30	8	-	53
			Property value	$608,523	$13,000	-	$4,000,000
			Yield	7.2%	7.0%	-	29.6%

Consolidated SLST (3)	$1,176,539		Liability price	N/A

Total	$3,202,743

Multi-family loans (1)	$126,719	Discounted cash flow	Discount rate	11.5%	11.0%	-	19.5%
			Months to assumed redemption	35	1	-	60
			Loss severity	—

Equity investments (1) (2)	$189,746	Discounted cash flow	Discount rate	11.7%	11.0%	-	18.3%
			Months to assumed redemption	35	3	-	57
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$948,090	Discounted cash flow	Yield	2.8%	1.9%	-	21.6%
			Collateral prepayment rate	5.5%	2.4%	-	6.2%
			Collateral default rate	2.0%	—	-	8.6%
			Loss severity	19.4%	—	-	22.1%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments does not include equity ownership interests in entities that invest in residential properties. The fair value of these investments is determined using the net asset value ("NAV") as a practical expedient.

(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At June 30, 2021, the fair value of investment securities we own in Consolidated SLST amounts to $228.3 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2021 and 2020, respectively, for our Level 3 assets and liabilities held as of June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assets
Residential loans:
Residential loans (1)	$3,752	$39,991	$12,192	$(36,303)
Consolidated SLST (1)	6,471	75,052	(18,872)	(13,049)
Residential loans held in securitization trusts (1)	6,030	59	18,611	(1,641)
Multi-family loans (1)	460	(127)	665	(5,686)
Equity investments (2)	805	(1,108)	927	(5,130)
Liabilities
Consolidated SLST CDOs (1)	3,322	(70,956)	37,890	(48,990)

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$324,927	$324,927	$293,183	$293,183
Residential loans	Level 3	3,202,743	3,202,743	3,049,166	3,049,166
Multi-family loans	Level 3	126,719	126,719	163,593	163,593
Investment securities available for sale	Level 2	607,407	607,407	724,726	724,726
Equity investments	Level 3	204,697	204,697	259,095	259,095
Financial Liabilities:
Repurchase agreements	Level 2	340,541	340,541	405,531	405,531
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	683,724	688,491	554,067	561,329
Consolidated SLST	Level 3	948,090	948,090	1,054,335	1,054,335
Non-Agency RMBS re-securitization	Level 2	—	—	15,256	15,472
Subordinated debentures	Level 3	45,000	42,615	45,000	36,871
Convertible notes	Level 2	136,586	140,416	135,327	137,716
Senior unsecured notes	Level 2	96,380	103,045	—	—

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

e.Convertible notes and senior unsecured notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

15.    Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 20,872,888 shares issued and outstanding as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, the Company has issued four series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

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
(2)Each series of Preferred Stock is not redeemable by the Company prior to the respective optional redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively). Refer to Note 20 for disclosure regarding the optional redemption of the Company's Series C Preferred Stock.
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

For each series of Preferred Stock, on or after the respective optional redemption date disclosed, the Company may, at its option, redeem the respective series of Preferred Stock in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends. In addition, upon the occurrence of a change of control, the Company may, at its option, redeem the Preferred Stock in whole or in part, within 120 days after the first date on which such change of control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2020 through June 30, 2021:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
June 14, 2021	July 1, 2021	July 15, 2021	$0.484375		$0.4921875		$0.50		$0.4921875
March 15, 2021	April 1, 2021	April 15, 2021	0.484375		0.4921875		0.50		0.4921875
December 7, 2020	January 1, 2021	January 15, 2021	0.484375		0.4921875		0.50		0.4921875
September 14, 2020	October 1, 2020	October 15, 2020	0.484375		0.4921875		0.50		0.4921875
June 15, 2020	July 1, 2020	July 15, 2020	0.968750	(1)	0.9843750	(1)	1.00	(1)	0.9843750	(1)

(1)Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.

(c) Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. Beginning in the second quarter of 2020, the Company has declared a regular quarterly cash dividend in each quarterly period through June 30, 2021. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2020 and ended June 30, 2021:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	$0.100
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.100
Fourth Quarter 2020	December 7, 2020	December 17, 2020	January 25, 2021	0.100
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, approximately $72.5 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, approximately $82.4 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three and six months ended June 30, 2021, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted earnings (loss) per common share. During the three months ended June 30, 2020, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the six months ended June 30, 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three and six months ended June 30, 2021, certain of the PSUs and RSUs awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the three months ended June 30, 2020, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive. During the six months ended June 30, 2020, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$53,240	$117,813	$105,448	$(470,570)
Less: Preferred Stock dividends (1)	(10,296)	(10,296)	(20,593)	(20,593)
Net income (loss) attributable to Company's common stockholders	$42,944	$107,517	$84,855	$(491,163)
Basic weighted average common shares outstanding	379,299	377,465	379,091	364,189
Basic Earnings (Loss) per Common Share	$0.11	$0.28	$0.22	$(1.35)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$53,240	$117,813	$105,448	$(470,570)
Less: Preferred Stock dividends (1)	(10,296)	(10,296)	(20,593)	(20,593)
Add back: Interest expense on Convertible Notes for the period, net of tax	—	2,665	—	—
Net income (loss) attributable to Company's common stockholders	$42,944	$110,182	$84,855	$(491,163)
Weighted average common shares outstanding	379,299	377,465	379,091	364,189
Net effect of assumed Convertible Notes conversion to common shares	—	19,695	—	—
Net effect of assumed PSUs vested	2,003	642	1,931	—
Net effect of assumed RSUs vested	215	2,180	145	—
Diluted weighted average common shares outstanding	381,517	399,982	381,167	364,189
Diluted Earnings (Loss) per Common Share	$0.11	$0.28	$0.22	$(1.35)

(1)For the six months ended June 30, 2020, includes Preferred Stock dividends declared in arrears in June 2020 for the quarterly period that began on January 15, 2020 and ended on April 14, 2020.

17.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan, as amended from time to time, are substantially the same as the 2010 Plan. At June 30, 2021, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 43,170,000.

Of the common stock authorized at June 30, 2021, 30,747,566 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 661,013 shares under the 2017 Plan as of June 30, 2021. The Company’s employees have been issued 2,801,396 shares of restricted stock under the 2017 Plan as of June 30, 2021. At June 30, 2021, there were 1,902,344 shares of non-vested restricted stock outstanding, 6,728,375 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,110,322 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and six months ended June 30, 2021, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.2 million and $2.3 million, respectively. During the three and six months ended June 30, 2020, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $1.8 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions. There were forfeitures of 9,433 and 19,430 shares for the three and six months ended June 30, 2021, respectively. There were no forfeitures of shares for the three and six months ended June 30, 2020.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the six months ended June 30, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,603,766	$6.27	837,123	$6.18
Granted	939,446	3.82	1,054,254	6.33
Vested	(621,438)	5.41	(287,611)	6.22
Forfeited	(19,430)	3.26	—	—
Non-vested shares as of June 30	1,902,344	$5.09	1,603,766	$6.27
Restricted stock granted during the period	939,446	$3.82	1,054,254	$6.33

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2021 and 2020, the Company had unrecognized compensation expense of $7.2 million and $7.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at June 30, 2021 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the six months ended June 30, 2021 and 2020 was approximately $2.5 million and $1.8 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the six months ended June 30, 2021 and 2020, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the six months ended June 30, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	2,902,014	$4.98	2,018,518	$4.09
Granted	1,631,661	5.56	883,496	7.03
Vested	(842,792)	4.20	—	—
Non-vested target PSUs as of June 30	3,690,883	$5.41	2,902,014	$4.98

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the six months ended June 30, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792.

As of June 30, 2021 and 2020, there was $11.7 million and $8.2 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2021 is expected to be recognized over a weighted average period of 2.1 years. Compensation expense related to the PSUs was $1.7 million and $3.1 million for the three and six months ended June 30, 2021, respectively. Compensation expense related to the PSUs was $1.2 million and $2.5 million for the three and six months ended June 30, 2020, respectively.

Restricted Stock Units

During the six months ended June 30, 2021 and 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the six months ended June 30, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2021 and 2020 is presented below:

	2021		2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	441,746	$6.23	—	$—
Granted	815,830	3.69	441,746	6.23
Vested	(147,254)	6.23	—	—
Non-vested RSUs as of June 30	1,110,322	$4.36	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the six months ended June 30, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date.

As of June 30, 2021 and 2020, there was $4.0 million and $2.3 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2021 is expected to be recognized over a weighted average period of 2.2 years. Compensation expense related to the RSUs was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. Compensation expense related to the RSUs was $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

18.    Income Taxes

For the three and six months ended June 30, 2021 and 2020, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax provision for the three and six months ended June 30, 2021 and 2020, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current income tax expense	$58	$2,033	$271	$2,043
Deferred income tax benefit	(43)	(106)	(190)	(355)
Total income tax provision	$15	$1,927	$81	$1,688

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of June 30, 2021 and December 31, 2020 are as follows (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$5,269	$6,024
Capital loss carryover	4,980	4,442
GAAP/Tax basis differences	571	814
Total deferred tax assets (1)	10,820	11,280
Deferred tax liabilities
Deferred tax liabilities	4	2
Total deferred tax liabilities (2)	4	2
Valuation allowance (1)	(8,852)	(9,503)
Total net deferred tax asset	$1,964	$1,775

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2021, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $13.9 million. The Company’s carryforward net operating losses of approximately $13.0 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of June 30, 2021, the Company, through its wholly-owned TRSs, had also incurred approximately $14.6 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2026 if they are not offset by future capital gains.

At June 30, 2021, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $0.7 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three and six months ended June 30, 2021, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Residential loans
Residential loans	$20,155	$17,471	$39,816	$39,153
Consolidated SLST	10,479	11,522	20,797	23,646
Residential loans held in securitization trusts	9,933	427	17,901	921
Total residential loans	40,567	29,420	78,514	63,720
Multi-family loans
Preferred equity and mezzanine loan investments	4,130	5,202	8,531	10,575
Consolidated K-Series	—	—	—	151,841
Total multi-family loans	4,130	5,202	8,531	162,416
Investment securities available for sale	7,475	13,269	15,150	32,026
Other	14	79	30	421
Total interest income	52,186	47,970	102,225	258,583
Interest expense
Repurchase agreements	3,733	7,366	7,773	28,112
Collateralized debt obligations
Consolidated SLST	7,151	8,158	14,254	16,693
Consolidated K-Series	—	—	—	129,762
Residential loan securitizations	5,015	130	9,735	367
Non-Agency RMBS re-securitization	—	469	283	469
Total collateralized debt obligations	12,166	8,757	24,272	147,291
Convertible notes	2,788	2,739	5,572	5,474
Senior unsecured notes	1,136	—	1,136	—
Subordinated debentures	459	582	916	1,231
Derivatives	—	—	—	868
Other	429	—	741	—
Total interest expense	20,711	19,444	40,410	182,976
Net interest income	$31,475	$28,526	$61,815	$75,607

20.     Subsequent Events

Issuance and Redemption of Preferred Stock

In July 2021, the Company closed an underwritten public offering of 5,750,000 shares of the Company's 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series F Preferred Stock"). Holders of Series F Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 15, 2026 at a fixed rate of 6.875% of the $25.00 per share liquidation preference (equivalent to $1.71875 per annum per share) and (ii) from and including October 15, 2026, at a floating rate equal to a benchmark rate (which is expected to be Three-Month Term SOFR published by the Federal Reserve Bank of New York) plus a spread of 6.130% per annum of the $25.00 per share liquidation preference. The Series F Preferred Stock is not redeemable by the Company prior to October 15, 2026, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. The issuance and sale of the 5,750,000 shares of Series F Preferred Stock resulted in total net proceeds to the Company of approximately $138.6 million after deduction of underwriting discounts and commissions and estimated offering expenses.

The Company used approximately $104.9 million of the net proceeds from the 6.875% Series F Preferred Stock offering to fund the redemption of all outstanding shares of its 7.875% Series C Preferred Stock at an aggregate redemption price of approximately $25.08 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date of July 30, 2021.

Redemption of Residential Loan Securitization

On July 29, 2021, the Company directed the trustee of one of the Company's residential loan securitizations, with an outstanding balance of $208.6 million as of June 30, 2021, to exercise its right to redeem the securitization. The scheduled redemption date is August 12, 2021.

Sale of CMBS

In July 2021, the Company sold CMBS for proceeds of approximately $89.5 million.

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

•“Agency securities” refers to Agency RMBS and/or Agency CMBS;

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

Executive Summary

The global pandemic associated with novel coronavirus (“COVID-19”) and its related economic conditions have caused and continue to cause disruption in the U.S. and world economies. During the initial months of the pandemic financial and mortgage-related asset markets came under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. As a result of and in response to these conditions, we significantly reduced the size of our investment portfolio and portfolio leverage during 2020. Since the market disruption and through the date hereof, we have continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet by completing non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties and opportunistically selling certain investment securities. In addition, we took advantage of the lower interest rate environment and accessed the market with two capital markets transactions. In April 2021, we completed a private placement of $100.0 million of rated senior unsecured notes with a 5-year term at an interest rate of 5.75% per annum and in July 2021, we completed an offering of Series F preferred stock for net proceeds of approximately $138.6 million with a coupon of 6.875%. We used a portion of the net proceeds from the Series F preferred stock offering to redeem our 7.875% Series C preferred stock, thereby lowering the coupon on the capital represented by the redeemed preferred stock by 100 bps.

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

We intend to continue to focus on our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting and return requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. We currently expect to maintain a defensive posture as it relates to new investments and focus on assets that may benefit from active management in a prolonged, low rate environment. We also expect to continue to selectively monetize gains from the price recovery experienced by our non-Agency RMBS and CMBS investments.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations, which has typically included a combination of short-term borrowings, such as repurchase agreements with terms typically of 30-90 days, longer-term repurchase agreement borrowings with terms between one year and 24 months and longer-term financings, including securitizations, convertible notes and senior unsecured notes, with terms longer than one year. We expect to place a greater emphasis on procuring longer-termed and/or more committed financing agreements, such as securitizations, term financings and corporate debt securities, that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. While longer-termed financings may involve greater expense relative to repurchase agreement funding, we believe, over time, this approach may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

Portfolio Update

In the three months ended June 30, 2021, we continued to pursue single-family and multi-family credit investments and opportunistically sold residential loans and certain investment securities. The following table presents the activity for our investment portfolio for the three months ended June 30, 2021 (dollar amounts in thousands):

	March 31, 2021	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	June 30, 2021
Residential loans	$1,994,774	$257,793	$(226,152)	$(11,311)	$11,100	$2,026,204
Preferred equity investments, mezzanine loans and equity investments	411,901	159	(73,900)	—	(6,744)	331,416
Investment securities
Agency RMBS	131,625	—	(1,847)	—	1,521	131,299
CMBS	148,441	—	—	(3,770)	829	145,500
Non-Agency RMBS	271,607	19,000	(7,012)	—	4,393	287,988
ABS	44,622	—	—	—	(2,002)	42,620
Total investment securities available for sale	596,295	19,000	(8,859)	(3,770)	4,741	607,407
Consolidated SLST (3)	219,836	—	—	—	8,451	228,287
Total investment securities	816,131	19,000	(8,859)	(3,770)	13,192	835,694
Other investments (4)	20,030	12,948	(176)	—	(576)	32,226
Total investment portfolio	$3,242,836	$289,900	$(309,087)	$(15,081)	$16,972	$3,225,540

(1)Includes principal repayments and return of invested capital.
(2)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion and net income (loss) from Consolidated VIEs attributable to the Company.
(3)Consolidated SLST is presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of June 30, 2021 and March 31, 2021, respectively, follows (dollar amounts in thousands):

	June 30, 2021	March 31, 2021
Residential loans, at fair value	$1,176,539	$1,211,508
Deferred interest (a)	(162)	616
Less: Collateralized debt obligations, at fair value	(948,090)	(992,288)
Consolidated SLST investment securities owned by NYMT	$228,287	$219,836

(a)Included in other liabilities on our condensed consolidated balance sheets at June 30, 2021 and March 31, 2021.

(4)Includes the following balances as of June 30, 2021 and March 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2021	March 31, 2021
Preferred equity investment in Consolidated VIE	$11,652	$10,479
Joint venture investments in Consolidated VIEs	20,574	9,551
Total other investments	$32,226	$20,030

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

Financial and mortgage-related asset markets continued to experience improving conditions during the second quarter of 2021. U.S. stocks continued to show signs of recovery during the second quarter of 2021 with the U.S. economy in recovery and buoyed by the impact of U.S. federal stimulus spending and an increasing number of vaccinations distributed throughout the U.S. population. Reflective of abundant liquidity and improved economic conditions, asset prices continued to generally experience improvements during the second quarter. Overall, global economic activity and consumer sentiment showed signs of advancement as well during the second quarter of 2021. Similar to assets in the larger economy, pricing for our investment portfolio during the second quarter improved with credit spreads tightening across a good portion of the portfolio. Liquidity to MBS and mortgage financing markets remained stable during the second quarter.

The market conditions discussed below significantly influence our investment strategy and results:

General. U.S. economic data released over the past quarter shows that the U.S. economy continues to recover from the short but steep recession last year, with U.S. gross domestic product (“GDP”) having advanced by 6.5% (advance estimate) in the second quarter of 2021, up from an increase of 6.3% in the first quarter of 2021.

The U.S. labor market continued to show improvements throughout the second quarter. The U.S. Department of Labor attributed these improvements to the resumption of economic activity that had been curtailed due to the COVID-19 pandemic, led by gains in leisure and hospitality, public and private education, professional and business services, retail trade and other services. According to the U.S. Department of Labor, the U.S. unemployment rate continued to decrease in the second quarter from 6.0% as of the end of March to 5.9% as of the end of June, as the number of unemployed persons decreased from 9.7 million in March to 9.5 million in June; however, this number is still 3.8 million higher than in February 2020. Total nonfarm payroll employment rose by 850,000 in June.

Single-Family Homes and Residential Mortgage Market. The residential real estate market continued to experience robust growth in the second quarter of 2021. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for April 2021 showed that, on average, home prices increased 14.9% for the 20-City Composite over April 2020, up from 13.4% the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,104,000 and 1,129,833 for the three and six months ended June 30, 2021, respectively, compared to an annual rate of 1,002,000 for the year ended December 31, 2020. Declining single-family housing fundamentals may adversely impact the borrowers of our residential mortgage loans and those that underlie our RMBS, and thus the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. However, if interest rates move higher, as they did during the first quarter, we would expect this to put downward pressure on the expanding housing market and borrowers. Indeed, prepayment rates on residential mortgages fell during the first quarter. In the second quarter, as interest rates retreated, prepayment rates on residential mortgages increased. As of June 30, 2021, 1.2% of borrowers in our residential loan portfolio remained in an active COVID-19 relief plan.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 452,333 and 439,833 for the three and six months ended June 30, 2021, respectively, compared to 382,000 for the year ended December 31, 2020. As many workers remain unemployed or under-employed, the financial ability of households to meet their rental payment obligations is an ongoing concern. Data released by the National Multifamily Housing Council (“NMHC”) shows that 76.5% of apartment households made a full or partial July rent payment by July 6, 2021 in its survey of 11.7 million professionally-managed apartment units across the country. This represents a 0.9-percentage point decrease in the share who paid rent through July 6, 2020 and compares to 77.0% that had paid by June 6, 2021. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. In our multi-family portfolio, one loan is delinquent in making its distributions to us and one loan is in a forbearance arrangement with us as of June 30, 2021. These loans represent 4.7% of our total preferred equity and mezzanine loan investment portfolio. Weakness in the multi-family housing sector, including, among other things, widening capitalization rates, reduced demand, increased vacancy rates, increased tenant lease defaults and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.
Credit Spreads. Credit spreads tightened further during the second quarter as economic activity increased. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing markets. During the second quarter, the bond market experienced lower volatility than the first quarter with the closing yield of the 10-year U.S. Treasury Note trading between 1.45% and 1.73% during the quarter, closing the quarter at 1.45%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the second quarter of 2021, the Treasury curve flattened somewhat with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 120 basis points as of June 30, 2021, down 38 basis points from March 31, 2021. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets and substantially increased these operations. In June 2021, the Federal Reserve announced it would continue to increase its holdings of U.S. Treasuries by at least $80 billion per month and of Agency MBS by at least $40 billion per month until “substantial further progress has been made toward the Committee’s maximum employment and price stability goals.” Additionally, in view of the COVID-19 pandemic and to foster maximum employment and price stability, the Federal Reserve in June 2021 decided to keep the target range for the federal funds rate at 0% to .25%. The Federal Reserve expects to maintain the current target range for the federal funds rate until labor market conditions are consistent with the Federal Reserve’s assessments of maximum employment and “inflation has risen to two percent and is on track to moderately exceed two percent for some time.”

To address the COVID-19 pandemic and its effects on the economy, the federal government enacted four relief spending bills since March 2020. These federal relief bills provided, among other provisions, direct payments to individuals, enhanced unemployment benefits, rental assistance, loans to businesses, funds for vaccine distribution and monetary support to states, territories, tribal governments, counties and municipalities to mitigate the fiscal effects from the COVID-19 pandemic. Additionally, in response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures. While some of these state protections have expired, the Centers for Disease Control and Prevention issued an order to temporarily halt residential evictions under certain circumstances in an effort to prevent the spread of the COVID-19 pandemic, which became effective on September 4, 2020 and was extended by the Biden administration until July 31, 2021.

To address the severe dislocations experienced in the mortgage and fixed-income markets that resulted from the COVID-19 pandemic, since March 23, 2020, the Federal Housing Finance Agency (“FHFA”) took steps to implement portions of the CARES Act and to support mortgage servicers. Under the CARES Act, borrowers experiencing hardship from the COVID-19 pandemic are eligible to receive forbearance of up to 12 months. The FHFA announced that the GSEs will offer such forbearance to qualifying multi-family borrowers through September 30, 2021. The GSEs will also offer such forbearance arrangements to single-family mortgages indefinitely until the GSEs provide further notice. In response to such forbearance arrangements and to assist servicers facing revenue losses caused by the COVID-19 pandemic, the FHFA limited the advance payments required to be made to the GSEs. Specifically, servicers of Agency RMBS are only required to advance four months of missed payments on loans in forbearance.

The government continues to provide enhanced unemployment support as unemployment levels remain precarious. The American Rescue Plan Act of 2021 authorized an extension through September 6, 2021 of automatic, additional unemployment payments of $300 per week to unemployment benefit recipients and an extension of the Pandemic Unemployment Assistance program for self-employed or gig workers. Without such continued unemployment support, we anticipate that the number of our operating partners and borrowers of our residential loans and those that underlie our investment securities that become delinquent or default on their financial obligations could increase. Such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Second Quarter 2021 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2021 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net income attributable to Company's common stockholders	$42,944	$84,855
Net income attributable to Company's common stockholders per share (basic)	$0.11	$0.22
Comprehensive income attributable to Company's common stockholders	$46,519	$91,310
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.12	$0.24
Net interest income	$31,475	$61,815
Book value per common share	$4.74	$4.74
Economic return on book value (1)	2.8%	4.9%
Dividends per common share	$0.10	$0.20

(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.

Developments

•Purchased approximately $257.8 million in residential loans and $19.0 million in non-Agency RMBS.

•Received approximately $28.1 million in proceeds from redemptions of multi-family preferred equity and mezzanine loan investments and approximately $63.3 million in proceeds from redemption of an equity investment in an entity that invested in residential loans.

•Completed a securitization of business purpose loans resulting in approximately $178.4 million of net proceeds to the Company, of which $117.1 million was used to repay an outstanding repurchase agreement.

•Completed a private placement of $100.0 million in aggregate principal amount of 5.75% senior unsecured notes due April 2026 at par.

Subsequent Developments

•Issued 5,750,000 shares of 6.875% Series F Fixed-to-Floating-Rate Cumulative Redeemable Preferred Stock for total net proceeds to the Company of approximately $138.6 million after deduction of underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds to fund the redemption of all outstanding shares of its 7.875% Series C Preferred Stock at an aggregate redemption price of approximately $104.9 million, which included accumulated and unpaid dividends up to, but not including, the redemption date of July 30, 2021.

•On July 29, 2021, the Company directed the trustee of one of the Company's residential loan securitizations, with an outstanding balance of $208.6 million as of June 30, 2021, to exercise its right to redeem the securitization. The scheduled redemption date is August 12, 2021.

•Sold CMBS for proceeds of approximately $89.5 million in July 2021.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2021 and December 31, 2020, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands).

At June 30, 2021:

	Single-Family	Multi- Family	Other	Total
Residential loans	$3,202,743	$—	$—	$3,202,743
Consolidated SLST CDOs	(948,090)	—	—	(948,090)
Multi-family loans	—	126,719	—	126,719
Investment securities available for sale (1)	419,287	145,500	42,620	607,407
Equity investments	—	189,746	14,951	204,697
Other investments (2)	—	32,226	—	32,226
Total investment portfolio carrying value	2,673,940	494,191	57,571	3,225,702
Liabilities:
Repurchase agreements	(340,541)	—	—	(340,541)
Residential loan securitization CDOs	(683,724)	—	—	(683,724)
Convertible notes	—	—	(136,586)	(136,586)
Senior unsecured notes	—	—	(96,380)	(96,380)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	74,715	—	322,970	397,685
Other	55,716	(2,727)	(52,984)	5
Net Company capital allocated	$1,780,106	$491,464	$49,591	$2,321,161

Total Leverage Ratio (4)				0.3
Portfolio Leverage Ratio (5)				0.1

(1)Agency RMBS with a fair value of $131.3 million are included in Single-Family.
(2)Represents the Company's preferred equity and joint venture investments in Consolidated VIEs.
(3)Excludes cash amounting to $2.8 million held in the Company's preferred equity and joint venture investments in Consolidated VIEs. Restricted cash is included in the Company's accompanying condensed consolidated balance sheets in other assets.
(4)Represents total outstanding repurchase agreement financing, subordinated debentures, Convertible Notes and Senior Unsecured Notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $948.1 million, residential loan securitization CDOs amounting to $683.7 million and mortgages payable in Consolidated VIEs amounting to $98.6 million as they are non-recourse debt for which the Company has no obligation.
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

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2021 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,787,031	379,273	$4.71	$1,779,380	377,744	$4.71
Common stock issuance, net (2)	3,842	99		4,836	1,628
Balance after share issuance activity	1,790,873	379,372	4.72	1,784,216	379,372	4.70
Dividends and dividend equivalents declared	(38,053)		(0.10)	(76,187)		(0.20)
Net change in accumulated other comprehensive income:
Investment securities available for sale (3)	3,575		0.01	6,455		0.02
Net income attributable to Company's common stockholders	42,944		0.11	84,855		0.22
Ending Balance	$1,799,339	379,372	$4.74	$1,799,339	379,372	$4.74

(1)Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2021 are 379,371,987.
(2)Includes amortization of stock based compensation.
(3)The net increase relates to the reclassification of unrealized gains and losses to net income in relation to the sale of investment securities and net unrealized gains on our investment securities due to improved pricing.

Results of Operations

The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2021 and 2020, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and six months ended June 30, 2021 are greater or less than the results from the respective period in 2020. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 and increases or decreases in the "six-month periods" refer to the change in results for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.

The following table presents the main components of our net income (loss) for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Net interest income	$31,475	$28,526	$2,949	$61,815	$75,607	$(13,792)
Total non-interest income (loss)	43,276	104,412	(61,136)	82,996	(517,591)	600,587
General and administrative expenses	12,520	11,761	759	23,961	22,412	1,549
Operating expenses	10,601	2,313	8,288	18,355	5,546	12,809
Income (loss) from operations before income taxes	51,630	118,864	(67,234)	102,495	(469,942)	572,437
Income tax expense	15	1,927	(1,912)	81	1,688	(1,607)
Net income (loss) attributable to Company	53,240	117,813	(64,573)	105,448	(470,570)	576,018
Preferred stock dividends	10,296	10,296	—	20,593	20,593	—
Net income (loss) attributable to Company's common stockholders	42,944	107,517	(64,573)	84,855	(491,163)	576,018
Basic earnings (loss) per common share	$0.11	$0.28	$(0.17)	$0.22	$(1.35)	$1.57
Diluted earnings (loss) per common share	$0.11	$0.28	$(0.17)	$0.22	$(1.35)	$1.57

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

Despite average interest earning assets decreasing in the three-month periods due to reduced investment securities holdings, net interest income increased primarily due to increased investment in higher yielding business purpose loans, contributing to the $7.9 million increase in single-family interest income. This increase was partially offset by reduced investment in multi-family loans due to redemptions, contributing to the $3.1 million decrease in multi-family interest income. In addition, interest expense increased by $2.3 million due to expense incurred during the period on the Senior Unsecured Notes issued in April 2021 and higher borrowing costs associated with the non-mark-to-market financings (including securitization) completed in 2020.

The decrease in net interest income during the six-month periods was primarily driven by a $1.1 billion decrease in average Interest Earning Assets due to asset sales in 2020, largely in response to the impacts of the COVID-19 pandemic during the first half of 2020. In particular, we sold our entire portfolio of higher yielding first loss POs within the Consolidated K-Series in March 2020. The decrease in net interest income was partially offset by the acquisition of higher-yielding business purpose loans over the last twelve months.

Portfolio net interest margin for the three- and sixth- month periods increased from the corresponding prior year periods primarily due to continued investment in higher yielding business purpose loans offset by increased average borrowing cost associated with the non-mark-to-market financings (including securitization) completed in 2020.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands).

Three Months Ended June 30, 2021

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$37,455	$5,734	$1,847	$45,036
Interest Expense	(8,748)	—	(4,813)	(13,561)
Net Interest Income (Expense)	$28,707	$5,734	$(2,966)	$31,475

Average Interest Earning Assets (3) (5)	$2,535,085	$288,889	$30,653	$2,854,627
Average Yield on Interest Earning Assets (6)	5.91%	7.94%	24.10%	6.31%
Average Portfolio Financing Cost (7)	(3.34)%	—	—	(3.34)%
Portfolio Net Interest Margin (8)	2.57%	7.94%	24.10%	2.97%

Three Months Ended June 30, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$29,530	$8,854	$1,428	$39,812
Interest Expense	(7,898)	(58)	(3,330)	(11,286)
Net Interest Income (Expense)	$21,632	$8,796	$(1,902)	$28,526

Average Interest Earning Assets (3) (5)	$2,372,775	$490,805	$172,077	$3,035,657
Average Yield on Interest Earning Assets (6)	4.98%	7.22%	3.32%	5.25%
Average Portfolio Financing Cost (7)	(2.82)%	(3.00)%	—	(2.82)%
Portfolio Net Interest Margin (8)	2.16%	4.22%	3.32%	2.43%

Six Months Ended June 30, 2021

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$72,714	$11,886	$3,370	$87,970
Interest Expense	(17,791)	—	(8,364)	(26,155)
Net Interest Income (Expense)	$54,923	$11,886	$(4,994)	$61,815

Average Interest Earning Assets (3) (5)	$2,519,931	$299,618	$31,152	$2,850,701
Average Yield on Interest Earning Assets (6)	5.77%	7.93%	21.64%	6.17%
Average Portfolio Financing Cost (7)	(3.47)%	—	—	(3.47)%
Portfolio Net Interest Margin (8)	2.30%	7.93%	21.64%	2.70%

Six Months Ended June 30, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$69,463	$39,829	$2,837	$112,129
Interest Expense	(22,457)	(7,351)	(6,714)	(36,522)
Net Interest Income (Expense)	$47,006	$32,478	$(3,877)	$75,607

Average Interest Earning Assets (3) (5)	$2,952,158	$898,985	$111,133	$3,962,276
Average Yield on Interest Earning Assets (6)	4.71%	8.86%	5.11%	5.66%
Average Portfolio Financing Cost (7)	(2.87)%	(3.59)%	—	(3.02)%
Portfolio Net Interest Margin (8)	1.84%	5.27%	5.11%	2.64%

(1)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income, residential loans	$30,088	$17,898	$57,717	$40,074
Interest income, investment securities available for sale	4,039	8,268	8,454	22,436
Interest income, Consolidated SLST	10,479	11,522	20,797	23,646
Interest expense, Consolidated SLST CDOs	(7,151)	(8,158)	(14,254)	(16,693)
Interest income, Single-Family, net	37,455	29,530	72,714	69,463
Interest expense, repurchase agreements and derivatives	(3,733)	(7,299)	(7,773)	(21,621)
Interest expense, residential loan securitizations	(5,015)	(130)	(9,735)	(367)
Interest expense, non-Agency RMBS re-securitization	—	(469)	(283)	(469)
Net interest income, Single-Family	$28,707	$21,632	$54,923	$47,006

(2)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family portfolio to our condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income, multi-family loans held in Consolidated K-Series	$—	$—	$—	$151,841
Interest income, investment securities available for sale	1,604	3,652	3,355	7,175
Interest income, preferred equity and mezzanine loan investments	4,130	5,202	8,531	10,575
Interest expense, Consolidated K-Series CDOs	—	—	—	(129,762)
Interest income, Multi-Family, net	5,734	8,854	11,886	39,829
Interest expense, repurchase agreements	—	(58)	—	(7,351)
Net interest income, Multi-Family	$5,734	$8,796	$11,886	$32,478

(3)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets and all Consolidated K-Series assets (for the six months ended June 30, 2020) other than, in each case, those securities owned by the Company.
(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets is calculated by dividing our annualized interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost is calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures, Convertible Notes, Senior Unsecured Notes and mortgages payable in Consolidated VIEs, for the respective periods. For the three and six months ended June 30, 2021 and 2020, respectively, interest expense generated by our subordinated debentures, Convertible Notes, Senior Unsecured Notes and mortgages payable in Consolidated VIEs is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subordinated debentures	$459	$582	$916	$1,231
Convertible notes	2,788	2,739	5,572	5,474
Senior unsecured notes	1,136	—	1,136	—
Mortgages payable in Consolidated VIEs	430	—	740	—
Total	$4,813	$3,321	$8,364	$6,705

(8)Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures, Convertible Notes, Senior Unsecured Notes and mortgages payable in Consolidated VIEs.

Non-interest Income (Loss)

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Residential loans	$4,597	$(892)	$5,489	$7,281	$(16,975)	$24,256
Investment securities and related hedges	392	(42)	434	4,766	(131,877)	136,643
Total realized gains (losses), net	$4,989	$(934)	$5,923	$12,047	$(148,852)	$160,899

During the three months ended June 30, 2021, the Company recognized net realized gains related to our residential loan portfolio, including $4.9 million of realized gains recognized as a result of loan prepayments. The net realized losses on residential loans recognized during the three months ended June 30, 2020 were largely driven by realized losses on the sale of residential loans during the period.

During the six months ended June 30, 2021, the Company recognized net realized gains of $5.6 million and net realized losses of $0.8 million on the sale of CMBS and non-Agency RMBS, respectively. The Company also recognized net realized gains on residential loans of $7.3 million during the six months ended June 30, 2021, primarily as a result of loan prepayments.

The Company sold approximately $2.1 billion of assets during the six months ended June 30, 2020, the majority of which was in response to the disruption of the financial markets caused by the COVID-19 pandemic during the first half of 2020. During the six months ended June 30, 2020, the Company recognized net realized losses of $58.8 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. The Company also sold residential loans during the six months ended June 30, 2020 with an aggregate unpaid principal balance of $116.4 million that resulted in net realized losses of $18.2 million.

Realized Loss on De-consolidation of Consolidated K-Series

In March 2020, the Company sold its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of Consolidated K-Series of $54.1 million for the six months ended June 30, 2020. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs.

Unrealized Gains (Losses), Net

Pricing for our investment portfolio improved during the three and six months ended June 30, 2021 with credit spreads tightening on a majority of our assets. During the first quarter of 2020, the disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the six months ended June 30, 2020. The following table presents the components of unrealized gains (losses), net recognized for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Residential loans	$5,902	$38,202	$(32,300)	$24,578	$(45,207)	$69,785
Consolidated SLST	9,793	4,096	5,697	19,018	(62,038)	81,056
Consolidated K-Series	—	—	—	—	(171,011)	171,011
Preferred equity and mezzanine loan investments	190	(127)	317	296	(5,763)	6,059
Investment securities and related hedges	7,969	60,701	(52,732)	6,128	(9,889)	16,017
Total unrealized gains (losses), net	$23,854	$102,872	$(79,018)	$50,020	$(293,908)	$343,928

The Company recognized $23.9 million and $50.0 million in net unrealized gains for the three and six months ended June 30, 2021, respectively, primarily due to improved pricing across our residential loan, non-Agency RMBS and CMBS portfolios. In addition, lower interest rates drove modest price appreciation on our Agency RMBS securities.

The Company recognized $102.9 million in net unrealized gains and $293.9 million in net unrealized losses during the three and six months ended June 30, 2020, respectively. Pricing for our investment portfolio rebounded during the second quarter of 2020 with credit spreads tightening on a majority of our assets, which resulted in a partial reversal of unrealized losses recognized in the first quarter of 2020. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are $135.4 million of net unrealized gain reversals due to sales and interest rate swap terminations recognized during the six months ended June 30, 2020.

Income from Equity Investments

The following table presents the components of income from equity investments for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Income from preferred equity investments accounted for as equity (1)	$6,336	$4,024	$2,312	$11,835	$3,062	$8,773
Loss from unconsolidated joint venture equity investments in multi-family properties	—	(1,310)	1,310	—	(1,071)	1,071
Income from entities that invest in residential properties and loans	4,271	1,398	2,873	2,171	2,615	(444)
Total income from equity investments	$10,607	$4,112	$6,495	$14,006	$4,606	$9,400

(1)Includes income earned from preferred equity ownership interests in entities that invest in multi-family properties accounted for under the equity method of accounting.

Income from equity investments increased during three months ended June 30, 2021, primarily due to an increase in equity income recognized upon the redemption of a residential equity investment and income from additional preferred equity investments made since June 30, 2020. During the three months ended June 30, 2020, the Company also reversed $1.3 million of previously recognized unrealized gains on its remaining unconsolidated joint venture equity investment in multi-family properties.

Income from equity investments increased during the six months ended June 30, 2021, primarily due to recovery of unrealized losses on preferred equity investments accounted for as equity and additional preferred equity investments made since June 30, 2020.

Impairment of Goodwill

In March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. This analysis yielded an impairment of the entire goodwill balance of $25.2 million for the six months ended June 30, 2020.

Other Income (Loss)

The following table presents the components of other income (loss) for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$1,459	$—	$1,459	$2,029	$55	$1,974
Operating income (loss) in Consolidated VIEs (2)	2,150	(1,780)	3,930	3,645	(2,121)	5,766
Miscellaneous income	217	142	75	1,249	1,969	(720)
Total other income (loss)	$3,826	$(1,638)	$5,464	$6,923	$(97)	$7,020

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)Operating income (loss) in Consolidated VIEs excludes income or loss from the Consolidated K-Series and Consolidated SLST.

The increase in other income in both the three- and six-month periods is primarily due to income generated from a multi-family apartment community consolidated during the fourth quarter of 2020 as well as income from consolidated joint venture multi-family investments made in 2021. The Company also recognized additional income on the redemption of preferred equity and mezzanine loan investments during the three and six months ended June 30, 2021.

Expenses

The following tables present the components of general, administrative and operating expenses for the three and six months ended June 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$9,797	$8,586	$1,211	$18,593	$15,771	$2,822
Professional fees	760	1,164	(404)	1,607	2,937	(1,330)
Other	1,963	2,011	(48)	3,761	3,704	57
Total general and administrative expenses	$12,520	$11,761	$759	$23,961	$22,412	$1,549

The increase in general and administrative expenses during both the three- and six-month periods is primarily due to an increase in stock-based compensation expense related to 2021 equity awards and an increase in incentive expense related to improved performance in 2021. The increase was partially offset by a decrease in professional fees, as the Company incurred additional legal expenses in 2020 in connection with the disruptions in the financial markets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Operating Expenses
Operating expenses related to portfolio investments	$6,688	$2,313	$4,375	$11,518	$5,546	$5,972
Operating expenses in Consolidated VIEs	3,913	—	3,913	6,837	—	6,837
Total operating expenses	$10,601	$2,313	$8,288	$18,355	$5,546	$12,809

The increase in operating expenses related to portfolio investments during both the three- and six-month periods can be attributed primarily to increased servicing fees related to business purpose loans as a result of increased investment activity in those assets since June 30, 2020. The increase in operating expenses in Consolidated VIEs in 2021 is due to expenses related to a multi-family apartment community consolidated during the fourth quarter of 2020 as well as expenses related to consolidated joint venture multi-family investments made during the six months ended June 30, 2021.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$42,944	$107,517	$(64,573)	$84,855	$(491,163)	$576,018
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Non-Agency RMBS	3,256	69,032	(65,776)	4,721	(46,107)	50,828
CMBS	532	9,241	(8,709)	(295)	(10,947)	10,652
Total	3,788	78,273	(74,485)	4,426	(57,054)	61,480
Reclassification adjustment for net (gain) loss included in net income (loss)	(213)	4,331	(4,544)	2,029	(2,506)	4,535
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,575	82,604	(79,029)	6,455	(59,560)	66,015
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$46,519	$190,121	$(143,602)	$91,310	$(550,723)	$642,033

The changes in other comprehensive income ("OCI") for the three-month periods can be attributed primarily to a significant increase in the fair value of our investment securities where fair value option was not elected during the three months ended June 30, 2020 as a result of significant spread tightening in the second quarter of 2020 from levels that had significantly widened from the impact of the COVID-19 pandemic in the first quarter of 2020.

The changes in OCI for the six-month periods can be attributed primarily to a significant decrease in the fair value of our investment securities where fair value option was not elected as a result of significant spread widening during the first quarter of 2020 due to the market turmoil caused by the COVID-19 pandemic. During the six months ended June 30, 2021, the fair value of our investment securities where fair value option was not elected increased as a result of general spread tightening during the period. Additionally, previously recognized unrealized losses reported in OCI were reclassified to net realized gains in relation to the sale of certain investment securities during the six months ended June 30, 2021.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of June 30, 2021, the majority of the Company's investment securities are accounted for using the fair value option.

Balance Sheet Analysis

As of June 30, 2021, we had approximately $4.8 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP. As of December 31, 2020, we had approximately $4.7 billion of total assets, $1.3 billion of which represented Consolidated SLST assets that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in the Consolidated SLST to our financial statements, see “Capital Allocation” and “Portfolio Net Interest Margin” above.

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

The following tables detail our acquired residential loans by strategy at June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	6,060	$871,480	$894,802	622	72%	4.8%
Business purpose loan strategy	1,437	622,021	621,628	720	66%	9.3%
Performing residential loan strategy	2,565	518,818	509,774	712	70%	4.4%
Total	10,062	$2,012,319	$2,026,204

	December 31, 2020
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	6,453	$945,625	$945,038	620	74%	4.9%
Business purpose loan strategy	980	371,562	371,360	719	82%	9.7%
Performing residential loan strategy	2,472	476,884	465,983	706	73%	4.8%
Total	9,905	$1,794,071	$1,782,381

(1)For second mortgages, the Company calculates the combined LTV. For business purpose loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	June 30, 2021	December 31, 2020
50% or less	12.9%	13.9%
>50% - 60%	12.3%	12.2%
>60% - 70%	26.2%	23.4%
>70% - 80%	23.2%	21.0%
>80% - 90%	10.3%	11.9%
>90% - 100%	7.7%	8.7%
>100%	7.4%	8.9%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2021	December 31, 2020
550 or less	15.7%	18.9%
551 to 600	13.8%	16.7%
601 to 650	14.2%	15.4%
651 to 700	16.4%	16.0%
701 to 750	18.2%	15.9%
751 to 800	16.7%	13.0%
801 and over	5.0%	4.1%
Total	100.0%	100.0%

Current Coupon	June 30, 2021	December 31, 2020
3.00% or less	9.2%	6.2%
3.01% - 4.00%	16.3%	18.8%
4.01% - 5.00%	24.0%	29.6%
5.01% - 6.00%	9.4%	11.7%
6.01% and over	41.1%	33.7%
Total	100.0%	100.0%

Delinquency Status	June 30, 2021	December 31, 2020
Current	88.7%	85.0%
31 – 60 days	2.6%	3.6%
61 – 90 days	1.1%	1.9%
90+ days	7.6%	9.5%
Total	100.0%	100.0%

Origination Year	June 30, 2021	December 31, 2020
2007 or earlier	38.8%	47.1%
2008 - 2016	7.5%	9.3%
2017	2.8%	3.8%
2018	5.6%	8.0%
2019	9.8%	13.4%
2020	23.4%	18.4%
2021	12.1%	—
Total	100.0%	100.0%

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of June 30, 2021 and December 31, 2020 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $228.3 million and $212.1 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands, except as noted):

	June 30, 2021	December 31, 2020
Current fair value	$1,176,539	$1,266,785
Current unpaid principal balance	$1,162,852	$1,231,669
Number of loans	7,292	7,645
Current average loan size	$192,470	$188,532
Weighted average original loan term (in months)	351	351
Weighted average LTV at purchase	67%	67%
Weighted average credit score at purchase	705	705

Current Coupon:
3.00% or less	2.6%	2.9%
3.01% – 4.00%	36.7%	36.4%
4.01% – 5.00%	40.3%	40.2%
5.01% – 6.00%	12.3%	12.3%
6.01% and over	8.1%	8.2%

Delinquency Status:
Current	70.2%	63.3%
31 - 60	10.2%	12.4%
61 - 90	3.4%	5.1%
90+	16.2%	19.2%

Origination Year:
2005 or earlier	30.8%	30.9%
2006	15.4%	15.4%
2007	21.1%	20.8%
2008 or later	32.7%	32.9%

Geographic state concentration (greater than 5.0%):
California	10.7%	10.9%
Florida	10.4%	10.5%
New York	9.5%	9.3%
New Jersey	7.2%	7.1%
Illinois	6.9%	6.8%

Residential Loans Financing

Repurchase Agreements

As of June 30, 2021, the Company had repurchase agreements with three third-party financial institutions to fund the purchase of residential loans. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
June 30, 2021	$1,289,237	$341,791	$(1,250)	$340,541	$497,018	2.93%	6.64
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $44.7 million, a rate of 4.00%, and maturity of 8.03 months as of June 30, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2021	$401,466	$341,791	$506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $229.8 million and $200.1 million, respectively, as of June 30, 2021.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of June 30, 2021 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$906,703	$948,090	2.75%	2059
Residential loan securitizations	$688,404	$683,724	3.10%	2025 - 2060

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

As of June 30, 2021, one preferred equity investment was greater than 90 days delinquent. In addition, one of the Company's preferred equity investments was in forbearance and was previously subject to a voluntary changeover, where the Company gained the power to direct its activities and resulted in the consolidation of the VIE, including its assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. These investments collectively represent 4.7% of the total fair value of our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	39	$316,465	$314,391	11.54%	5.9
Preferred equity investment in Consolidated VIE (4)	1	11,652	12,156	12.62%	6.7
Total	40	$328,117	$326,547	11.58%	6.0

	December 31, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	45	$341,266	$340,871	11.53%	6.4
Mezzanine loans	1	5,092	5,031	11.50%	31.3
Preferred equity investment in Consolidated VIE (4)	1	9,434	9,939	11.77%	7.2
Total	47	$355,792	$355,841	11.54%	6.7
(1)Preferred equity and mezzanine loan investments in the amounts of $126.7 million and $163.6 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. Preferred equity investments in the amounts of $189.7 million and $182.8 million are included in equity investments on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual interest or preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, respectively, is shown below (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Cash	$769	$452
Operating real estate, net (a)	51,424	50,532
Lease intangible, net (a)	—	1,388
Other assets	641	1,611
Total assets	52,834	53,983

Mortgage payable, net (b)	36,769	36,752
Other liabilities	993	1,426
Total liabilities	37,762	38,178

Non-controlling interest in Consolidated VIE	3,420	6,371
Preferred equity investment in Consolidated VIE	$11,652	$9,434

(a)Included in other assets in the accompanying condensed consolidated balance sheets.
(b)Included in other liabilities in the accompanying condensed consolidated balance sheets.

Preferred Equity and Mezzanine Loans Characteristics:

	June 30, 2021
State (Top 10)	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Texas	12	$111,000	34.0%	11.4%	80%	1.36x
Alabama	4	43,060	13.2%	12.1%	73%	1.96x
Florida	4	36,533	11.2%	11.7%	82%	1.79x
Ohio	3	27,870	8.5%	11.6%	88%	2.06x
Tennessee	2	20,103	6.2%	11.1%	89%	2.10x
North Carolina	3	18,682	5.7%	12.0%	74%	1.36x
South Carolina	3	16,434	5.0%	11.5%	85%	1.76x
Kentucky	1	12,604	3.9%	11.3%	88%	0.80x
Georgia	1	8,518	2.6%	11.0%	86%	1.28x
Other	7	31,743	9.7%	11.7%	83%	1.32x
Total	40	$326,547	100.0%	11.6%	81%	1.59x

	December 31, 2020
State (Top 10)	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Texas	12	$107,312	30.2%	11.4%	79%	1.34x
Alabama	5	46,929	13.2%	12.0%	75%	1.88x
Florida	4	33,795	9.5%	11.4%	81%	1.30x
Ohio	3	27,316	7.7%	11.6%	88%	1.47x
Tennessee	3	23,356	6.6%	11.2%	89%	1.63x
North Carolina	3	18,199	5.1%	12.0%	74%	1.28x
Georgia	2	16,575	4.7%	11.0%	82%	1.32x
South Carolina	3	16,062	4.5%	11.5%	85%	1.59x
Virginia	2	8,202	2.3%	12.0%	86%	1.47x
Other	10	58,095	16.2%	11.6%	84%	1.35x
Total	47	$355,841	100.0%	11.5%	81%	1.45x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.

Investment Securities
At June 30, 2021, our investment securities portfolio included Agency RMBS, non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2021, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of June 30, 2021 as compared to December 31, 2020 is primarily due to sales and paydowns of non-Agency RMBS and CMBS partially offset by an increase in the fair value of a number of our investment securities during the period.

The following tables summarize our investment securities portfolio as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	June 30, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$129,518	$134,461	$—	$(3,162)	$131,299	2.00%	1.38%
Total Agency RMBS	129,518	134,461	—	(3,162)	131,299	2.00%	1.38%
Non-Agency RMBS
Senior	54,065	54,069	4	(216)	53,857	4.67%	4.68%
Mezzanine	179,043	175,891	6,737	(441)	182,187	5.49%	5.06%
Subordinated	61,815	53,936	675	(3,769)	50,842	4.28%	5.64%
IO	259,494	5,881	—	(4,779)	1,102	0.45%	5.74%
Total Non-Agency RMBS	554,417	289,777	7,416	(9,205)	287,988	2.53%	5.17%
CMBS
Mezzanine	65,219	63,555	3,136	(381)	66,310	3.80%	4.04%
Subordinated	6,000	6,000	598	—	6,598	7.53%	7.53%
IO	12,169,116	70,842	2,156	(406)	72,592	0.10%	4.65%
Total CMBS	12,240,335	140,397	5,890	(787)	145,500	0.12%	4.50%
ABS
Residuals	117	27,917	14,703	—	42,620	—	21.60%
Total ABS	117	27,917	14,703	—	42,620	—	21.60%
Total - AFS	$12,924,387	$592,552	$28,009	$(13,154)	$607,407	0.43%	5.00%
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,149	$212,933	$—	$(4,197)	$208,736	4.61%	4.92%
IO	194,294	28,494	—	(8,943)	19,551	3.50%	8.81%
Total Non-Agency RMBS	450,443	241,427	—	(13,140)	228,287	4.12%	5.39%
Total - Consolidated SLST	$450,443	$241,427	$—	$(13,140)	$228,287	4.12%	5.39%
Total Investment Securities	$13,374,830	$833,979	$28,009	$(26,294)	$835,694	0.56%	5.11%
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

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our investment securities repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increasing haircuts and reducing security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the mortgage REIT industry, generally. In response, the Company completely eliminated its securities repurchase agreement exposure in 2020. The Company will continue to evaluate the securities repurchase agreement market before increasing its exposure in the future.

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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2021	$—	$—	$—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

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

Equity Investments in Multi-Family and Residential Entities

Multi-Family Joint Venture Investments

The Company has invested in two joint venture investments in entities that own multi-family apartment communities in Texas and Florida. The Company's ownership interests range from 90% to 95% and our net equity in these entities totaled $20.6 million as of June 30, 2021. The Company determined that the joint venture entities are VIEs and that the Company is the primary beneficiary, resulting in consolidation of the VIEs, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

Equity Investments in Entities that Invest in Residential Properties and Loans

As of June 30, 2021, the Company has an ownership interest in an entity that invests in residential properties. We may receive variable distributions from this investment based upon underlying asset performance and we record our position at fair value. The Company's ownership interest in an entity that invested in residential loans was redeemed during the six months ended June 30, 2021. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of June 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

		June 30, 2021		December 31, 2020
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$14,951	11%	$13,040
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	—	—	49%	63,290
Total			$14,951		$76,330

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
In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million for the six months ended June 30, 2020.

Debt

The Company's debt as of June 30, 2021 included Convertible Notes, Senior Unsecured Notes and subordinated debentures.

Convertible Notes

As of June 30, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding, due on January 15, 2022. The Convertible Notes were issued at a discount with a total cost to the Company of approximately 8.24%.

Senior Unsecured Notes

As of June 30, 2021, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of June 30, 2021, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.00% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at June 30, 2021 was $2.3 billion and included $7.4 million of accumulated OCI. The accumulated OCI at June 30, 2021 consisted primarily of $6.1 million in net unrealized gains related to our non-Agency RMBS and $1.3 million in net unrealized gains related to our CMBS. The Company's stockholders’ equity at December 31, 2020 was $2.3 billion and included $1.0 million of accumulated OCI. The accumulated OCI at December 31, 2020 consisted primarily of $2.0 million in net unrealized gains related to our CMBS partially offset by $1.0 million in net unrealized losses related to our non-Agency RMBS.

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively impacted our liquidity during the first half of 2020 and may negatively affect our liquidity in the future. In response to the difficult conditions encountered in March and April 2020, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation through the selective disposition of assets, the completion of four securitization transactions and reductions in mark-to-market repurchase agreement financing, which has reduced our portfolio leverage to 0.1 times as of June 30, 2021. At June 30, 2021, we had $324.9 million of cash and cash equivalents, $835.7 million of unencumbered securities (including the securities we own in Consolidated SLST), $729.8 million of unencumbered residential loans and $328.1 million of unencumbered preferred equity investments in owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of June 30, 2021, approximately 1.2% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us and one loan is in a forbearance arrangement with us. These loans represent 4.7% of our total preferred equity and mezzanine loan investment portfolio. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio since the onset of the COVID-19 pandemic, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become further constrained from the ongoing impacts of the COVID-19 pandemic. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.
We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. More recently, we completed a senior unsecured notes offering and, in July 2021, we completed an underwritten public offering of preferred stock.
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

Cash Flows and Liquidity for the Six Months Ended June 30, 2021

During the six months ended June 30, 2021, net cash, cash equivalents and restricted cash increased by $96.0 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $73.8 million during the six months ended June 30, 2021. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, our net cash flows provided by investing activities were $42.9 million, primarily as a result of sales of non-Agency RMBS and CMBS and sales of residential loans compounded by principal repayments and refinancing of residential loans, principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments and returns of capital from equity investments. This was partially offset by purchases of residential loans, non-Agency RMBS and ABS and the funding of two multi-family joint venture investments during the period.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received on multi-family loans held in the Consolidated K-Series, principal repayments received from residential loans, including residential loans held in Consolidated SLST, and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

Cash Flows from Financing Activities

During the six months ended June 30, 2021, our net cash flows used in financing activities were $20.7 million. The main uses of cash flows in financing activities were payments made on repurchase agreements related to our residential loans, paydowns on CDOs and dividend payments on both common and preferred stock. The cash payments were partially offset by proceeds from issuance of Senior Unsecured Notes and residential CDOs.

Liquidity – Financing Arrangements

As of June 30, 2021, we had no amounts outstanding under short-term repurchase agreements on our investment securities. These repurchase agreements are typically secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At June 30, 2021, we had longer-term repurchase agreements with terms of up to two years with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of June 30, 2021, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $155.2 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At June 30, 2021, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At June 30, 2021, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At June 30, 2021, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $683.7 million.

As of June 30, 2021, our total leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures, Convertible Notes and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.3 to 1. Our overall leverage ratio does not include debt associated with CDOs or other non-recourse debt to the Company. As of June 30, 2021, our leverage ratio on our shorter-term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.1 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

The Company had no securities offerings during the six months ended June 30, 2021. In July 2021, the Company completed an underwritten public offering of 5,750,000 shares of 6.875% Series F Fixed-to-Floating-Rate Preferred Stock for total net proceeds to the Company of approximately $138.6 million after deduction of underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds to fund the redemption of all outstanding shares of its 7.875% Series C Preferred Stock at an aggregate redemption price of approximately $25.08 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date of July 30, 2021. This lowered the coupon on the capital represented by the redeemed Series C Preferred Stock by 100 bps.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of June 30, 2021 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(13,675)
+100	$(5,325)
-100	$56

Interest rate changes may also impact our net book value as our assets and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline.

The interest rates for certain of our investments and a majority of our financing transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. See "Current Market Conditions and Commentary — Monetary Policy and Recent Regulatory Developments" above. At this time, it is not possible to predict the effect of such change. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that throughout 2021, we will work closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

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

As discussed throughout this Quarterly Report on Form 10-Q, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Because of this, we intend to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended June 30, 2021, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from the resulting slow-down in economic activity and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

With respect to our residential loans, we purchased the majority of these mortgage loans at a discount to par based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan or due to errors in relevant documentation, credit underwriting of the borrower and non-compliance with originally intended underwriting guidelines. We seek to manage this risk through our loan acquisition process, where we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. For our business purpose loans, we underwrite the loan before it is purchased and include an assessment of the borrower's financial condition and ability to repay the loan, nature of collateral and relatively low LTV, including LTV after-repair. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

We are exposed to credit risk in our investments in CMBS, non-Agency RMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties, including joint venture investments that we consolidate in our financial statements in accordance with GAAP. The performance and value of these investments depend upon the applicable operating or joint venture partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2021 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of June 30, 2021, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(152,281)	2.6
+100	$(79,214)	2.6
Base		2.7
-100	$82,438	2.7

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have subsided somewhat beginning in the second quarter of 2020 and continuing into the quarter ended June 30, 2021, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.11
Articles Supplementary classifying and designating the Company’s 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

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

4.6	Form of Certificate representing the Series F Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

4.7	Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.8	First Supplemental Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.9	Form of 6.25% Senior Convertible Note Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.10	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.11	Form of 5.75% Senior Note due 2026 (Included in Exhibit 4.10).

4.12
Form of Registration Rights Agreement, dated as of April 27, 2021, between the Company and the several purchasers party thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1	The Company’s 2021 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).

10.2
Amendment No. 2 to the New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2021).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 6, 2021	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)