Form 10-Q
period 2021-09-30
NEW YORK MORTGAGE TRUST INC
filed 2021-11-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 4, 2021 was 379,286,475.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Residential loans, at fair value	$3,273,807	$3,049,166
Multi-family loans, at fair value	119,812	163,593
Investment securities available for sale, at fair value	448,093	724,726
Equity investments, at fair value	255,014	259,095
Cash and cash equivalents	408,785	293,183
Operating real estate, net	270,606	50,532
Other assets	136,692	115,292
Total Assets (1)	$4,912,809	$4,655,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$334,556	$405,531
Collateralized debt obligations ($904,976 at fair value and $710,102 at amortized cost, net as of September 30, 2021 and $1,054,335 at fair value and $569,323 at amortized cost, net as of December 31, 2020)	1,615,078	1,623,658
Convertible notes	137,240	135,327
Senior unsecured notes	96,540	—
Subordinated debentures	45,000	45,000
Mortgages payable on operating real estate, net	200,720	36,752
Other liabilities	121,256	101,746
Total liabilities (1)	2,550,390	2,348,014
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share, 32,050,000 and 30,900,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 22,441,081 and 20,872,888 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively ($561,027 and $521,822 aggregate liquidation preference as of September 30, 2021 and December 31, 2020, respectively)	542,232	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 379,286,475 and 377,744,476 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,793	3,777
Additional paid-in capital	2,353,483	2,342,934
Accumulated other comprehensive income	2,041	994
Accumulated deficit	(543,756)	(551,268)
Company's stockholders' equity	2,357,793	2,301,202
Non-controlling interest in consolidated variable interest entities	4,626	6,371
Total equity	2,362,419	2,307,573
Total Liabilities and Stockholders' Equity	$4,912,809	$4,655,587

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2021 and December 31, 2020, assets of consolidated VIEs totaled $2,217,348 and $2,150,984, respectively, and the liabilities of consolidated VIEs totaled $1,793,066 and $1,667,306, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NET INTEREST INCOME:
Interest income	$52,323	$45,358	$154,548	$303,941
Interest expense	21,292	19,829	61,702	202,807
Total net interest income	31,031	25,529	92,846	101,134

NON-INTEREST INCOME (LOSS):
Realized gains (losses), net	8,314	(1,067)	20,361	(149,919)
Realized loss on de-consolidation of Consolidated K-Series	—	—	—	(54,118)
Unrealized gains (losses), net	30,138	81,198	80,157	(212,711)
Income from equity investments	8,015	9,966	22,021	14,573
Impairment of goodwill	—	—	—	(25,222)
Income from operating real estate	3,980	—	7,626	—
Other (loss) income	(1,035)	431	2,244	337
Total non-interest income (loss)	49,412	90,528	132,409	(427,060)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	12,458	10,159	36,419	32,570
Expenses related to operating real estate	8,549	—	15,386	—
Portfolio operating expenses	7,039	3,265	18,558	8,812
Total general, administrative and operating expenses	28,046	13,424	70,363	41,382

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	52,397	102,633	154,892	(367,308)
Income tax expense (benefit)	1,215	(772)	1,296	917

NET INCOME (LOSS)	51,182	103,405	153,596	(368,225)
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	394	(1,764)	3,428	(704)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	51,576	101,641	157,024	(368,929)
Preferred stock dividends	(11,272)	(10,297)	(31,865)	(30,890)
Preferred stock redemption charge	(3,443)	—	(3,443)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$36,861	$91,344	$121,716	$(399,819)

Basic earnings (loss) per common share	$0.10	$0.24	$0.32	$(1.08)
Diluted earnings (loss) per common share	$0.10	$0.23	$0.32	$(1.08)
Weighted average shares outstanding-basic	379,395	377,744	379,193	368,740
Weighted average shares outstanding-diluted	380,983	399,709	381,105	368,740
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$36,861	$91,344	$121,716	$(399,819)
OTHER COMPREHENSIVE (LOSS) INCOME
Increase (decrease) in fair value of available for sale securities	637	12,645	5,062	(44,408)
Reclassification adjustment for net (gain) loss included in net income (loss)	(6,045)	9,845	(4,015)	7,338
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,408)	22,490	1,047	(37,070)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$31,453	$113,834	$122,763	$(436,889)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, June 30, 2021	$3,794	$504,765	$2,347,753	$(542,600)	$7,449	$2,321,161	$5,198	$2,326,359
Net income (loss)	—	—	—	51,576	—	51,576	(394)	51,182
Preferred stock issuance, net	—	138,569	—	—	—	138,569	—	138,569
Preferred stock redemption	—	(101,102)	—	(3,443)	—	(104,545)	—	(104,545)
Stock based compensation expense, net	(1)	—	2,310	—	—	2,309	—	2,309
Dividends declared on common stock	—	—	—	(37,940)	—	(37,940)	—	(37,940)
Dividends declared on preferred stock	—	—	—	(11,272)	—	(11,272)	—	(11,272)
Dividends attributable to dividend equivalents	—	—	—	(77)	—	(77)	—	(77)
Reclassification adjustment for net gain included in net income	—	—	—	—	(6,045)	(6,045)	—	(6,045)
Increase in fair value of available for sale securities	—	—	—	—	637	637	—	637
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	3,252	3,252
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,430)	(10)
Balance, September 30, 2021	$3,793	$542,232	$2,353,483	$(543,756)	$2,041	$2,357,793	$4,626	$2,362,419

Balance, June 30, 2020	$3,775	$504,765	$2,337,222	$(646,629)	$(34,428)	$2,164,705	$(1,764)	$2,162,941
Net income	—	—	—	101,641	—	101,641	1,764	103,405
Stock based compensation expense, net	2	—	3,173	—	—	3,175	—	3,175
Dividends declared on common stock	—	—	—	(28,331)	—	(28,331)	—	(28,331)
Dividends declared on preferred stock	—	—	—	(10,297)	—	(10,297)	—	(10,297)
Reclassification adjustment for net loss included in net income	—	—	—	—	9,845	9,845	—	9,845
Increase in fair value of available for sale securities	—	—	—	—	12,645	12,645	—	12,645
Balance, September 30, 2020	$3,777	$504,765	$2,340,395	$(583,616)	$(11,938)	$2,253,383	$—	$2,253,383

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss)	—	—	—	157,024	—	157,024	(3,428)	153,596
Preferred stock issuance, net	—	138,569	—	—	—	138,569	—	138,569
Preferred stock redemption	—	(101,102)	—	(3,443)	—	(104,545)	—	(104,545)
Stock based compensation expense, net	16	—	7,129	—	—	7,145	—	7,145
Dividends declared on common stock	—	—	—	(113,809)	—	(113,809)	—	(113,809)
Dividends declared on preferred stock	—	—	—	(31,865)	—	(31,865)	—	(31,865)
Dividends attributable to dividend equivalents	—	—	—	(395)	—	(395)	—	(395)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,015)	(4,015)	—	(4,015)
Increase in fair value of available for sale securities	—	—	—	—	5,062	5,062	—	5,062
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	5,127	5,127
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,444)	(24)
Balance, September 30, 2021	$3,793	$542,232	$2,353,483	$(543,756)	$2,041	$2,357,793	$4,626	$2,362,419

Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net (loss) income	—	—	—	(368,929)	—	(368,929)	704	(368,225)
Common stock issuance, net	851	—	511,055	—	—	511,906	—	511,906
Stock based compensation expense, net	12	—	7,555	—	—	7,567	—	7,567
Dividends declared on common stock	—	—	—	(47,218)	—	(47,218)	—	(47,218)
Dividends declared on preferred stock	—	—	—	(30,890)	—	(30,890)	—	(30,890)
Reclassification adjustment for net loss included in net loss	—	—	—	—	7,338	7,338	—	7,338
Decrease in fair value of available for sale securities	—	—	—	—	(44,408)	(44,408)	—	(44,408)
Balance, September 30, 2020	$3,777	$504,765	$2,340,395	$(583,616)	$(11,938)	$2,253,383	$—	$2,253,383
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$153,596	$(368,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization	35,489	3,675
Realized (gains) losses, net	(20,361)	149,919
Realized loss on de-consolidation of Consolidated K-Series	—	54,118
Unrealized (gains) losses, net	(80,157)	212,711
Impairment of goodwill	—	25,222
Impairment of real estate under development in Consolidated VIEs	—	1,754
Loss on extinguishment of collateralized debt obligations	1,583	—
Income from preferred equity, mezzanine loan and equity investments	(36,144)	(30,963)
Distributions of income from preferred equity, mezzanine loan and equity investments	37,469	17,285
Stock based compensation expense, net	7,145	7,567
Changes in operating assets and liabilities:
Other assets	(35,825)	70,863
Other liabilities	15,204	(67,334)
Net cash provided by operating activities	77,999	76,592

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	248,458	1,815,369
Principal paydowns received on investment securities	85,379	162,277
Purchases of investment securities	(53,711)	(448,093)
Principal repayments received on residential loans	759,150	307,522
Proceeds from sales of residential loans	67,452	93,755
Purchases of residential loans	(975,587)	(249,312)
Principal repayments received on preferred equity and mezzanine loan investments	50,150	11,243
Return of capital from equity investments	50,275	17,432
Funding of preferred equity, mezzanine loan and equity investments	(53,200)	(49,663)
Funding of joint venture investments in Consolidated VIEs	(65,195)	—
Proceeds from sales resulting in de-consolidation of Consolidated K-Series	—	555,218
Principal repayments received on multi-family loans held in Consolidated K-Series	—	239,796
Net payments made on derivative instruments settled during the period	—	(28,233)
Proceeds from sale of real estate owned	6,185	3,791
Cash received from initial consolidation of VIEs	3,716	—
Purchases of and capital expenditures on operating real estate	(13,466)	—
Distributions to non-controlling interest in Consolidated VIEs	(24)	—
Purchases of other assets	(88)	(431)
Net cash provided by investing activities	109,494	2,430,671

Cash Flows from Financing Activities:
Net payments made on repurchase agreements	(72,498)	(2,434,447)
Proceeds from issuance of senior unsecured notes, net	96,267	—
Proceeds from issuance of collateralized debt obligations, net	433,241	350,052
Common stock issuance, net	—	511,924
Preferred stock issuance, net	138,569	—
Redemption of preferred stock	(104,545)	—
Dividends paid on common stock and dividend equivalents	(113,676)	(77,161)
Dividends paid on preferred stock	(31,233)	(30,768)
Payments made on and extinguishment of collateralized debt obligations	(295,109)	(33,197)
Payments made on Consolidated K-Series CDOs	—	(147,376)
Payments made on Consolidated SLST CDOs	(113,834)	(63,278)
Proceeds received from mortgages payable on operating real estate	1,518	—
Net cash used in financing activities	(61,300)	(1,924,251)

Net Increase in Cash, Cash Equivalents and Restricted Cash	126,193	583,012
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	304,490	121,612
Cash, Cash Equivalents and Restricted Cash - End of Period	$430,683	$704,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$54,470	$277,087
Cash paid for income taxes	$6	$1,521

Non-Cash Investment Activities:
De-consolidation of multi-family loans held in Consolidated K-Series	$—	$17,381,483
De-consolidation of Consolidated K-Series CDOs	$—	$16,612,093
Transfer from residential loans to real estate owned	$3,787	$6,558

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,302	$28,331
Dividends declared on preferred stock to be paid in subsequent period	$10,929	$10,297
Redemption of non-controlling interest by Consolidated VIE	$3,420	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$408,785	$649,822
Restricted cash included in other assets	21,898	54,802
Total cash, cash equivalents, and restricted cash	$430,683	$704,624
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2021, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Other Assets – Other assets as of September 30, 2021 and December 31, 2020 include restricted cash held by third parties, including cash held by the Company's securitization trusts, of $21.9 million and $11.3 million, respectively. Other assets includes collections receivable from loan servicers, recoverable advances and interest receivable on residential loans totaling $54.4 million and $63.6 million as of September 30, 2021 and December 31, 2020, respectively. Also included in other assets are operating lease right of use assets of $9.3 million and $10.1 million as of September 30, 2021 and December 31, 2020, respectively (with corresponding operating lease liabilities of $9.9 million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively, included in other liabilities in the accompanying condensed consolidated balance sheets). Net lease intangibles, escrow balances, prepaid expenses and receivables in Consolidated VIEs and a wholly-owned subsidiary that owns a multi-family apartment community totaling $19.6 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively, are also included in other assets.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021				December 31, 2020
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,307,557	$1,118,001	$792,466	$3,218,024	$1,097,528	$1,231,669	$696,543	$3,025,740
(Discount)/premium	(43,303)	(2,190)	(36,644)	(82,137)	(42,259)	1,337	(41,506)	(82,428)
Unrealized gains	60,965	21,194	55,761	137,920	35,661	33,779	36,414	105,854
Carrying value	$1,325,219	$1,137,005	$811,583	$3,273,807	$1,090,930	$1,266,785	$691,451	$3,049,166

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of September 30, 2021 and December 31, 2020 (see Note 10).
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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$8,280	$6,287	$11,794	$25,583	$41,063	$10,143

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$15,715	$(12,585)	$28,936	$(17,899)	$28,014	$8,418

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

The Company recognized $0.9 million and $1.4 million of net realized gains on the sale of residential loans, at fair value for the three and nine months ended September 30, 2021. The Company recognized $18.2 million of net realized losses on the sale of residential loans, at fair value during the nine months ended September 30, 2020. The Company also recognized $5.5 million and $13.7 million of net realized gains on the payoff of residential loans, at fair value for the three and nine months ended September 30, 2021. The Company recognized $2.4 million and $6.5 million of net realized gains on the payoff of residential loans, at fair value during the three and nine months ended September 30, 2020, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of September 30, 2021 and December 31, 2020, respectively, are as follows:

	September 30, 2021			December 31, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	22.3%	10.8%	23.0%	23.6%	10.9%	19.8%
Florida	10.9%	10.6%	10.0%	13.1%	10.5%	8.1%
New York	8.2%	9.5%	9.1%	9.2%	9.3%	8.9%
New Jersey	6.4%	7.2%	6.1%	5.6%	7.1%	5.6%
Texas	6.5%	3.9%	4.3%	5.6%	4.0%	4.3%
Illinois	3.1%	6.9%	2.2%	2.5%	6.8%	2.7%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
September 30, 2021	$102,688	$115,169	$16,969	$17,241
December 31, 2020	149,444	169,553	16,057	17,748

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $147.8 million and $236.7 million were 90 days or more delinquent as of September 30, 2021 and December 31, 2020, respectively.

4.Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Preferred equity and mezzanine loan investments consist of the following as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Investment amount	$118,517	$163,392
Deferred loan fees, net	(763)	(1,169)
Unrealized gains, net	2,058	1,370
Total, at Fair Value	$119,812	$163,593

For the three and nine months ended September 30, 2021, the Company recognized $0.4 million and $0.7 million in net unrealized gains on preferred equity and mezzanine loan investments, respectively. For the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $6.6 million in net unrealized losses on preferred equity and mezzanine loan investments, respectively.
For the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $2.1 million in preferred equity and mezzanine loan premiums resulting from early redemption, respectively. For the three and nine months ended September 30, 2020, the Company recognized $0.4 million and $0.5 million in preferred equity and mezzanine loan premiums resulting from early redemption, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's preferred equity and mezzanine loan investments in non-accrual status as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$3,829	$3,363	$3,325	$3,363

The geographic concentrations of credit risk exceeding 5% of the total preferred equity and mezzanine loan investment amounts as of September 30, 2021 and December 31, 2020, respectively, are as follows:

	September 30, 2021	December 31, 2020
Texas	17.7%	11.4%
Tennessee	17.2%	14.3%
Florida	12.1%	8.5%
South Carolina	10.3%	7.2%
Georgia	7.3%	10.1%
Ohio	7.2%	5.2%
North Carolina	6.9%	4.9%

5.Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021				December 31, 2020
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS	$129,198	$—	$(3,609)	$125,589	$138,541	$854	$—	$139,395
Non-Agency RMBS (1)	108,579	1,168	(3,064)	106,683	100,465	170	(10,786)	89,849
CMBS	32,600	1,139	—	33,739	139,019	5,685	(3,731)	140,973
ABS	24,343	17,142	—	41,485	34,139	9,086	—	43,225
Total investment securities available for sale - fair value option	294,720	19,449	(6,673)	307,496	412,164	15,795	(14,517)	413,442

CECL Securities
Non-Agency RMBS (2)	115,686	2,482	(75)	118,093	266,855	4,336	(5,374)	265,817
CMBS	22,869	—	(365)	22,504	43,435	2,032	—	45,467
Total investment securities available for sale - CECL Securities	138,555	2,482	(440)	140,597	310,290	6,368	(5,374)	311,284
Total	$433,275	$21,931	$(7,113)	$448,093	$722,454	$22,163	$(19,891)	$724,726

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $37.6 million as of December 31, 2020. During the nine months ended September 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).
(2)Includes non-Agency RMBS held in a securitization trust with a total fair value of $71.5 million as of December 31, 2020. During the nine months ended September 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).

Accrued interest receivable for all investment securities available for sale in the amount of $1.0 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$43,579	$4,841	$—	$4,841
CMBS	89,481	5,496	(452)	5,044
Total	$133,060	$10,337	$(452)	$9,885

	Three Months Ended September 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$259,493	$141	$(8,860)	$(8,719)
CMBS	110,680	6,849	(705)	6,144
Total	$370,173	$6,990	$(9,565)	$(2,575)

The following tables summarize our investment securities sold during the nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Nine Months Ended September 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS (1)	$115,662	$4,853	$(833)	$4,020
CMBS	132,796	11,083	(452)	10,631
Total	$248,458	$15,936	$(1,285)	$14,651

	Nine Months Ended September 30, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,892	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358	(11,697)	(6,339)
Total Agency RMBS	992,966	5,402	(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,377	11,068	(16,063)	(4,995)
Non-Agency RMBS	428,251	435	(34,681)	(34,246)
CMBS	248,741	8,176	(30,289)	(22,113)
Total	$1,815,369	$19,679	$(81,033)	$(61,354)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 7).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 7).

The Company recognized a write-down of fair value option non-Agency RMBS IOs for a realized loss of $4.8 million for the three and nine months ended September 30, 2021.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 38 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2021 and December 31, 2020, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 5.4 years and 5.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

Weighted Average Life	September 30, 2021	December 31, 2020
0 to 5 years	$223,991	$332,934
Over 5 to 10 years	206,360	320,361
10+ years	17,742	71,431
Total	$448,093	$724,726

Unrealized Losses in Other Comprehensive Income

The Company evaluated its CECL Securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three and nine months ended September 30, 2021 and 2020.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

September 30, 2021	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$35,532	$(22)	$36,739	$(53)	$72,271	$(75)
CMBS	22,504	(365)	—	—	22,504	(365)
Total	$58,036	$(387)	$36,739	$(53)	$94,775	$(440)

December 31, 2020	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)
Total	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)

At September 30, 2021, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses in other comprehensive income on the Company's non-Agency RMBS and CMBS were $0.4 million at September 30, 2021. Credit risk associated with non-Agency RMBS and CMBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considers past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase. Based upon the most recent evaluation, the Company does not believe that these unrealized losses are credit related but are rather a reflection of current market yields and/or marketplace bid-ask spreads.

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

The following table presents the Company's equity investments as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	45%	$12,476	45%	$11,441
Somerset Deerfield Investor, LLC	45%	19,661	45%	18,792
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	5,590	43%	5,140
Audubon Mezzanine Holdings, L.L.C. (Series A)	57%	12,118	57%	11,456
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	46%	7,464	46%	7,234
Walnut Creek Properties Holdings, L.L.C.	36%	9,180	36%	8,803
Towers Property Holdings, LLC	37%	12,712	37%	12,119
Mansions Property Holdings, LLC	34%	12,249	34%	11,679
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	43%	4,465	43%	4,320
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	37%	10,297	37%	9,966
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	53%	12,721	53%	12,337
DCP Gold Creek, LLC	44%	6,615	44%	6,357
1122 Chicago DE, LLC	53%	7,593	53%	7,222
Rigsbee Ave Holdings, LLC	56%	11,126	56%	10,222
Bighaus, LLC	42%	15,224	42%	14,525
FF/RMI 20 Midtown, LLC	51%	25,067	51%	23,936
Lurin-RMI, LLC	38%	7,521	38%	7,216
Palms at Cape Coral, LLC	34%	5,096	—	—
America Walks at Port St. Lucie, LLC	62%	30,460	—	—
Total - Multi-Family Preferred Equity Ownership Interests		227,635		182,765

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	3,710	—	—
GWR Gateway Partners, LLC	70%	6,580	—	—
Total - Joint Venture Equity Investments in Multi-Family Properties		10,290		—

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	11%	17,089	11%	13,040
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	—	—	49%	63,290
Total - Single-Family Equity Ownership Interests		17,089		76,330
Total		$255,014		$259,095

The Company records its equity in earnings or losses from its multi-family preferred equity ownership interests under the hypothetical liquidation of book value method of accounting due to the structures and the preferences it receives on the distributions from these entities pursuant to the respective agreements. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment. Pursuant to the fair value election, changes in fair value of the Company's multi-family preferred equity ownership interests are reported in current period earnings. The following table presents income from multi-family preferred equity ownership interests for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and nine months ended September 30, 2021 includes $0.3 million of net unrealized losses and $0.6 million of net unrealized gains, respectively. Income from these investments during the three and nine months ended September 30, 2020 includes $6.7 thousand of net unrealized gains and $4.1 million of net unrealized losses, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2021	2020	2021	2020
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$331	$295	$1,035	$898
Somerset Deerfield Investor, LLC	569	472	1,711	1,259
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	152	125	450	217
Audubon Mezzanine Holdings, L.L.C. (Series A)	251	365	972	541
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	151	181	571	305
Walnut Creek Properties Holdings, L.L.C.	257	280	797	402
Towers Property Holdings, LLC	348	380	1,087	502
Mansions Property Holdings, LLC	335	366	1,048	484
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	89	137	355	190
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	204	317	819	430
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	252	392	1,014	527
DCP Gold Creek, LLC	189	203	589	305
1122 Chicago DE, LLC	229	226	675	462
Rigsbee Ave Holdings, LLC	120	326	1,335	604
Bighaus, LLC	450	237	1,328	237
FF/RMI 20 Midtown, LLC	771	—	2,275	—
Lurin-RMI, LLC	216	—	687	—
Palms at Cape Coral, LLC	189	—	189	—
America Walks at Port St. Lucie, LLC	775	—	775	—
Total Income - Multi-Family Preferred Equity Ownership Interests	$5,878	$4,302	$17,712	$7,363

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2021	2020	2021	2020
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	$2,137	$515	$4,324	$1,080
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (1)	—	5,027	(15)	7,078
Total Income - Single-Family Equity Ownership Interests	$2,137	$5,542	$4,309	$8,158

Joint Venture Equity Investments in Multi-Family Properties (2)
The Preserve at Port Royal Venture, LLC (3)	$—	$122	$—	$(949)
Total Income (Loss) - Joint Venture Equity Investments in Multi-Family Properties	$—	$122	$—	$(949)

(1)The Company's equity investment was redeemed during the nine months ended September 30, 2021.
(2)Includes net unrealized loss of $8.6 million and $9.7 million for the three and nine months ended September 30, 2020, respectively and a realized gain of $8.8 million for the three and nine months ended September 30, 2020.
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

As of December 31, 2020, the Company evaluated its residential loan securitizations and re-securitization of non-Agency RMBS and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). As of September 30, 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the then-outstanding Financing VIEs as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization and one of its residential loan securitizations with outstanding principal balances of $14.7 million and $203.5 million at the time of redemption, respectively, returned the assets held by the trusts to the Company and recognized $1.6 million of loss on the extinguishment of collateralized debt obligations.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of September 30, 2021 and December 31, 2020, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 11). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST, other than those securities owned by the Company as of September 30, 2021 and December 31, 2020 with a fair value of $231.1 million and $212.1 million, respectively (see Note 14). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of September 30, 2021 and December 31, 2020.

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

Other Consolidated VIEs

During the nine months ended September 30, 2021, the Company invested in five joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these VIEs in the accompanying condensed consolidated financial statements with non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture investments in accordance with asset acquisition provisions of ASC 805, Business Combinations, ("ASC 805"), as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets. The initial consolidation of the joint venture entities included operating real estate in the amount of $209.3 million and lease intangibles in the amount of $13.3 million (included in other assets in the accompanying condensed consolidated balance sheets), mortgages payable on operating real estate, net in the amount of $162.2 million and non-controlling interests in the amount of $5.1 million.

In addition, on November 12, 2020 (the "Changeover Date"), the Company reconsidered its evaluation of its variable interest in a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE on the Changeover Date. Prior to the Changeover Date, the Company accounted for its investment as a preferred equity investment included in multi-family loans. On the Changeover Date, the Company consolidated this VIE into its consolidated financial statements. The Company accounted for the initial consolidation of the VIE in accordance with asset acquisition provisions of ASC 805 as substantially all of the fair value of the assets within the entity are concentrated in either a single identifiable asset or group of similar identifiable assets. The estimated Changeover Date fair value of the consideration transferred totaled $8.7 million, which consisted of the estimated fair value of the Company's preferred equity investment in the VIE that was determined using assumptions for the underlying estimated cash flows and a discount rate. The initial consolidation of this VIE included operating real estate in the amount of $50.5 million and a lease intangible in the amount of $1.6 million (included in other assets in the accompanying condensed consolidated balance sheets), a mortgage payable on operating real estate, net in the amount of $36.8 million and a non-controlling interest (representing third-party ownership of the VIE's membership interests) in the amount of $6.8 million. Subsequently, in July 2021, the VIE redeemed its non-controlling interest which resulted in an equity transaction accounted for by the Company in accordance with ASC 810. In addition, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and other Consolidated VIEs as of September 30, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$3,457	$3,457
Residential loans, at fair value	811,583	1,137,005	—	1,948,588
Operating real estate, net held in Consolidated VIEs (1)	—	—	209,736	209,736
Other assets	33,141	3,702	18,724	55,567
Total assets	$844,724	$1,140,707	$231,917	$2,217,348

Collateralized debt obligations ($710,102 at amortized cost, net and $904,976 at fair value)	$710,102	$904,976	$—	$1,615,078
Mortgages payable on operating real estate, net in Consolidated VIEs (2)	—	—	163,941	163,941
Other liabilities	6,326	3,073	4,648	14,047
Total liabilities	$716,428	$908,049	$168,589	$1,793,066
Non-controlling interest in Consolidated VIEs (3)	$—	$—	$4,626	$4,626
Net investment (4)	$128,296	$232,658	$58,702	$419,656

(1)Included in operating real estate, net in the accompanying condensed consolidated balance sheets.
(2)Included in mortgages payable on operating real estate, net in the accompanying condensed consolidated balance sheets.
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

	Financing VIEs		Other VIEs
	Residential Loan Securitizations	Non-Agency RMBS Re-Securitization	Consolidated SLST	Other	Total
Cash and cash equivalents	$—	$—	$—	$462	$462
Residential loans, at fair value	691,451	—	1,266,785	—	1,958,236
Investment securities available for sale, at fair value	—	109,140	—	—	109,140
Operating real estate, net held in Consolidated VIEs (1)	—	—	—	50,532	50,532
Other assets	24,959	535	4,075	3,045	32,614
Total assets	$716,410	$109,675	$1,270,860	$54,039	$2,150,984

Collateralized debt obligations ($569,323 at amortized cost, net and $1,054,335 at fair value)	$554,067	$15,256	$1,054,335	$—	$1,623,658
Mortgages payable on operating real estate, net in Consolidated VIEs (2)	—	—	—	36,752	36,752
Other liabilities	2,610	70	2,781	1,435	6,896
Total liabilities	$556,677	$15,326	$1,057,116	$38,187	$1,667,306
Non-controlling interest in Consolidated VIEs (3)	$—	$—	$—	$6,371	$6,371
Net investment (4)	$159,733	$94,349	$213,744	$9,481	$477,307

(1)Included in operating real estate, net in the accompanying condensed consolidated balance sheets.
(2)Included in mortgages payable on operating real estate, net in the accompanying condensed consolidated balance sheets.
(3)Represents third party ownership of membership interests in other Consolidated VIEs.
(4)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.

The following table presents condensed statements of operations for non-Company-sponsored VIEs, including Consolidated SLST and other Consolidated VIEs, for the three months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended September 30,
	2021			2020
	Consolidated SLST	Other	Total	Consolidated SLST	Other	Total
Interest income	$10,245	$—	$10,245	$10,896	$—	$10,896
Interest expense	7,116	900	8,016	7,562	—	7,562
Total net interest income (expense)	3,129	(900)	2,229	3,334	—	3,334

Unrealized gains, net	4,302	—	4,302	27,145	—	27,145
Income from operating real estate	—	2,683	2,683	—	—	—
Other loss	—	—	—	—	(159)	(159)
Total non-interest income (loss)	4,302	2,683	6,985	27,145	(159)	26,986

Expenses related to operating real estate	—	6,601	6,601	—	—	—

Net income (loss)	7,431	(4,818)	2,613	30,479	(159)	30,320
Net loss (income) attributable to non-controlling interest in Consolidated VIEs	—	394	394	—	(1,764)	(1,764)
Net income (loss) attributable to Company	$7,431	$(4,424)	$3,007	$30,479	$(1,923)	$28,556

The following table presents condensed statements of operations for non-Company-sponsored VIEs, including Consolidated SLST, Consolidated K-Series (prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series) and other Consolidated VIEs, for the nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Nine Months Ended September 30,
	2021			2020
	Consolidated SLST	Other	Total	Consolidated K-Series	Consolidated SLST	Other	Total
Interest income	$31,042	$—	$31,042	$151,841	$34,542	$—	$186,383
Interest expense	21,371	1,641	23,012	129,762	24,255	—	154,017
Total net interest income (expense)	9,671	(1,641)	8,030	22,079	10,287	—	32,366

Unrealized gains (losses), net	23,320	—	23,320	(10,951)	(34,893)	—	(45,844)
Income from operating real estate	—	6,329	6,329	—	—	—	—
Other loss	—	—	—	—	—	(2,280)	(2,280)
Total non-interest income (loss)	23,320	6,329	29,649	(10,951)	(34,893)	(2,280)	(48,124)

Expenses related to operating real estate	—	13,438	13,438	—	—	—	—

Net income (loss)	32,991	(8,750)	24,241	11,128	(24,606)	(2,280)	(15,758)
Net loss (income) attributable to non-controlling interest in Consolidated VIEs	—	3,428	3,428	—	—	(704)	(704)
Net income (loss) attributable to Company	$32,991	$(5,322)	$27,669	$11,128	$(24,606)	$(2,984)	$(16,462)

Unconsolidated VIEs

As of September 30, 2021 and December 31, 2020, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2021 and December 31, 2020, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$41,485	$—	$41,485
Non-Agency RMBS	—	31,708	—	31,708
Preferred equity investments in multi-family properties	119,812	—	227,635	347,447
Joint venture equity investments in multi-family properties	—	—	10,290	10,290
Equity investments in entities that invest in residential properties	—	—	17,089	17,089
Maximum exposure	$119,812	$73,193	$255,014	$448,019

	December 31, 2020
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$43,225	$—	$43,225
Preferred equity investments in multi-family properties	158,501	—	182,765	341,266
Mezzanine loans on multi-family properties	5,092	—	—	5,092
Equity investments in entities that invest in residential properties and loans	—	—	76,330	76,330
Maximum exposure	$163,593	$43,225	$259,095	$465,913

8.Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company's derivative instruments, comprised of interest rate swaps which were designated as trading instruments, were terminated during the three months ended March 31, 2020. The Company had no outstanding derivatives as of September 30, 2021 and December 31, 2020.
Derivatives Not Designated as Hedging Instruments
The table below summarizes the activity of derivative instruments not designated as hedging instruments for the nine months ended September 30, 2020 (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	September 30, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the nine months ended September 30, 2020 (dollar amounts in thousands):

	For the Nine Months Ended September 30, 2020
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

9.Operating Real Estate, Net

As of September 30, 2021, the Company invested in five joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7). Additionally, as of September 30, 2021, a wholly-owned subsidiary of the Company owns a multi-family apartment community that is included in operating real estate, net on the accompanying condensed consolidated balance sheets.

As of December 31, 2020, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements (see Note 7).

The multi-family apartment communities lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point. Rental income for the three and nine months ended September 30, 2021 in the amounts of $3.8 million and $7.3 million, respectively, is included in income from operating real estate on the accompanying condensed consolidated statements of operations.

The following is a summary of the operating real estate investments, collectively, as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Land	$34,405	$5,400
Building and improvements	229,426	43,764
Furniture, fixture and equipment	10,197	1,522
Real estate	$274,028	$50,686
Accumulated depreciation (1)	(3,422)	(154)
Operating real estate, net	$270,606	$50,532

(1)Depreciation expense for the three and nine months ended September 30, 2021 totaled $1.7 million and $3.3 million, respectively, and is included in expenses related to operating real estate on the accompanying condensed consolidated statements of operations.

10.Repurchase Agreements

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2021	$1,257,003	$335,434	$(878)	$334,556	$492,860	2.82%	3.24
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $16.6 million, a rate of 4.00%, and maturity of 5.03 months as of September 30, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
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

As of September 30, 2021, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of September 30, 2021 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has repurchase agreements with financial institutions to finance its investment securities portfolio. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of September 30, 2021 and December 31, 2020, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Weighted Average Rate of Notes Issued (2)	Stated Maturity (3)
Consolidated SLST (4)	$861,184	$904,976	2.75%	3.53%	2059
Residential loan securitizations	714,058	710,102	2.42%	3.38%	2026 - 2061
Total collateralized debt obligations	$1,575,242	$1,615,078

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
(5)Represents the pass-through rate through the payment date in December 2021. During the nine months ended September 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization.

The Company's collateralized debt obligations as of September 30, 2021 had stated maturities as follows:

Year ending December 31,	Total
2021	$—
2022	—
2023	—
2024	—
2025	—
2026	180,000
Thereafter	1,395,242
Total	$1,575,242

12.    Debt

Convertible Notes

As of September 30, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") outstanding. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $0.8 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively. The underwriter's discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

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

During the nine months ended September 30, 2021, none of the Convertible Notes were converted. As of November 4, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the Convertible Notes.

Senior Unsecured Notes

On April 27, 2021, the Company completed the issuance and sale to various qualified institutional investors of $100.0 million aggregate principal amount of its unregistered 5.75% Senior Notes due 2026 (the "Unregistered Notes") in a private placement offering at 100% of the principal amount. The net proceeds to the Company from the sale of the Unregistered Notes, after deducting offering expenses, were approximately $96.3 million. Subsequent to the issuance of the Unregistered Notes, the Company conducted an exchange offer wherein the Company exchanged its registered 5.75% Senior Notes due 2026 (the "Registered Notes" and, together with the aggregate principal amount of Unregistered Notes that remain outstanding, the "Senior Unsecured Notes") for an equal principal amount of Unregistered Notes.

As of September 30, 2021, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $3.5 million as of September 30, 2021. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

As of September 30, 2021, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of September 30, 2021 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 4, 2021, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Operating Real Estate

During the nine months ended September 30, 2021, the Company invested in five joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

On November 12, 2020, the Company determined that it became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated the VIE into its condensed consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is as a wholly-owned subsidiary of the Company (see Note 7).

The multi-family apartment communities held by the Consolidated VIEs and a wholly-owned subsidiary of the Company are subject to mortgages payable for which the Company has no obligation for repayment as of September 30, 2021. The following table presents detailed information for these mortgages payable on operating real estate as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1)	Unfunded Commitment
September 30, 2021	$203,786	$(3,066)	$200,720	2024 - 2031	3.25%	$12,188
December 31, 2020	37,030	(278)	36,752	2028	2.54%	—

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.

Debt Maturities

As of September 30, 2021, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2021	$—
2022	138,000
2023	—
2024	108,676
2025	—
2026	100,000
Thereafter	140,110
$486,786

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of September 30, 2021, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2021, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The investment securities (eliminated in consolidation in accordance with GAAP) that we own in these securitizations are generally illiquid and trade infrequently. As such, they are classified as Level 3 in the fair value hierarchy. The fair valuation of these investment securities is determined based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity, prepayment rate and current market interest rates. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

c.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying estimated cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

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

f.Derivative Instruments – The Company’s derivative instruments were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives were presented net of variation margin payments pledged or received. The Company had no outstanding derivative instruments as of September 30, 2021 and December 31, 2020.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,325,219	$1,325,219	$—	$—	$1,090,930	$1,090,930
Consolidated SLST	—	—	1,137,005	1,137,005	—	—	1,266,785	1,266,785
Residential loans held in securitization trusts	—	—	811,583	811,583	—	—	691,451	691,451
Multi-family loans	—	—	119,812	119,812	—	—	163,593	163,593
Investment securities available for sale:
Agency RMBS	—	125,589	—	125,589	—	139,395	—	139,395
Non-Agency RMBS	—	224,776	—	224,776	—	355,666	—	355,666
CMBS	—	56,243	—	56,243	—	186,440	—	186,440
ABS	—	41,485	—	41,485	—	43,225	—	43,225
Equity investments	—	—	255,014	255,014	—	—	259,095	259,095
Total	$—	$448,093	$3,648,633	$4,096,726	$—	$724,726	$3,471,854	$4,196,580
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$904,976	$904,976	$—	$—	$1,054,335	$1,054,335
Total	$—	$—	$904,976	$904,976	$—	$—	$1,054,335	$1,054,335

The following tables detail changes in valuation for the Level 3 assets for the nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30, 2021
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,090,930	$1,266,785	$691,451	$163,593	$259,095	$3,471,854
Total gains/(losses) (realized/unrealized)
Included in earnings	28,094	(16,522)	34,901	14,811	22,021	83,305
Transfers out (1)	(2,080)	—	(1,707)	—	—	(3,787)
Transfer to securitization trust, net (2)	(236,751)	—	236,751	—	—	—
Funding/Contributions	—	—	—	7,970	45,230	53,200
Paydowns/Distributions	(464,097)	(113,258)	(149,019)	(66,562)	(71,332)	(864,268)
Sales	(65,076)	—	(2,376)	—	—	(67,452)
Purchases	974,199	—	1,582	—	—	975,781
Balance at the end of period	$1,325,219	$1,137,005	$811,583	$119,812	$255,014	$3,648,633

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)In May 2021, the Company completed a securitization of certain business purpose loans. In August 2021, the Company redeemed a residential loan securitization and completed a new residential loan securitization of certain performing, re-performing and non-performing residential loans (see Note 7 for further discussion of the Company's residential loan securitizations).

	Nine Months Ended September 30, 2020
	Residential loans			Multi-family loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Preferred equity and mezzanine loan investments	Consolidated K-Series	Equity investments	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$—	$17,816,746	$83,882	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(26,069)	24,096	8,836	9,760	41,795	14,573	72,991
Transfers in (1)	164,279	—	46,572	182,465	—	107,477	500,793
Transfers out (2) (3)	(5,061)	—	(1,497)	—	(237,297)	—	(243,855)
Transfer to securitization trust, net (4)	(317,089)	—	317,089	—	—	—	—
Funding/Contributions	—	—	—	13,712	—	35,951	49,663
Paydowns/Distributions	(224,073)	(62,977)	(15,514)	(22,783)	(239,796)	(23,177)	(588,320)
Recovery of charge-off	—	—	—	—	35	—	35
Sales (3)	(93,755)	—	—	—	(17,381,483)	—	(17,475,238)
Purchases	249,312	—	—	—	—	—	249,312
Balance at the end of period	$1,177,298	$1,290,005	$355,486	$183,154	$—	$218,706	$3,224,649

(1)As of January 1, 2020, the Company elected to account for all residential loans, residential loans held in securitization trusts, equity investments and preferred equity and mezzanine loan investments using the fair value option.
(2)Transfers out of Level 3 assets includes the transfer of residential loans to real estate owned.
(3)During the nine months ended September 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated multi-family loans held in the Consolidated K-Series and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Note 7).
(4)In July 2020, the Company completed a securitization of certain performing, re-performing and non-performing residential loans (see Note 7).

The following tables detail changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Liabilities:

Nine Months Ended September 30, 2021
Consolidated SLST CDOs
Balance at beginning of period	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(35,525)
Paydowns	(113,834)
Balance at the end of period	$904,976

	Nine Months Ended September 30, 2020
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses/(gains) (realized/unrealized)
Included in earnings	35,018	66,203	101,221
Paydowns	(147,376)	(63,278)	(210,654)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Balance at the end of period	$—	$1,077,980	$1,077,980

(1)During the nine months ended September 30, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the Consolidated K-Series CDOs (see Note 7). Also includes the Company's net sales of senior securities issued by Consolidated SLST during the nine months ended September 30, 2020 (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

September 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,044,724	Discounted cash flow	Lifetime CPR	8.5%	—	-	51.3%
			Lifetime CDR	0.7%	—	-	28.7%
			Loss severity	10.4%	—	-	100.0%
			Yield	4.8%	2.4%	-	48.7%

	$92,078	Liquidation model	Annual home price appreciation	1.4%	—	-	25.4%
			Liquidation timeline (months)	30	9	-	53
			Property value	$720,766	$15,000	-	$6,500,000
			Yield	7.1%	7.0%	-	28.0%

Consolidated SLST (3)	$1,137,005		Liability price	N/A

Total	$3,273,807

Multi-family loans (1)	$119,812	Discounted cash flow	Discount rate	11.5%	11.0%	-	19.5%
			Months to assumed redemption	23	1	-	60
			Loss severity	—

Equity investments (1) (2)	$237,925	Discounted cash flow	Discount rate	11.9%	11.0%	-	18.3%
			Months to assumed redemption	26	1	-	60
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$904,976	Discounted cash flow	Yield	2.6%	1.5%	-	23.3%
			Collateral prepayment rate	5.7%	2.5%	-	6.4%
			Collateral default rate	1.8%	—	-	9.4%
			Loss severity	18.7%	—	-	21.2%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments does not include equity ownership interests in entities that invest in residential properties. The fair value of these investments is determined using the net asset value ("NAV") as a practical expedient.

(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At September 30, 2021, the fair value of investment securities we own in Consolidated SLST amounts to $231.1 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2021 and 2020, respectively, for our Level 3 assets and liabilities held as of September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assets
Residential loans:
Residential loans (1)	$7,881	$35,420	$21,476	$(883)
Consolidated SLST (1)	6,287	41,063	(12,585)	28,014
Residential loans held in securitization trusts (1)	12,791	817	31,015	(823)
Multi-family loans (1)	538	(955)	1,203	(6,518)
Equity investments (2)	(294)	7	634	(4,052)
Liabilities
Consolidated SLST CDOs (1)	(1,985)	(13,918)	35,905	(62,907)

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$408,785	$408,785	$293,183	$293,183
Residential loans	Level 3	3,273,807	3,273,807	3,049,166	3,049,166
Multi-family loans	Level 3	119,812	119,812	163,593	163,593
Investment securities available for sale	Level 2	448,093	448,093	724,726	724,726
Equity investments	Level 3	255,014	255,014	259,095	259,095
Financial Liabilities:
Repurchase agreements	Level 2	334,556	334,556	405,531	405,531
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	710,102	714,176	554,067	561,329
Consolidated SLST	Level 3	904,976	904,976	1,054,335	1,054,335
Non-Agency RMBS re-securitization	Level 2	—	—	15,256	15,472
Subordinated debentures	Level 3	45,000	44,188	45,000	36,871
Convertible notes	Level 2	137,240	139,474	135,327	137,716
Senior unsecured notes	Level 2	96,540	104,794	—	—
Mortgages payable on operating real estate	Level 3	200,720	200,720	36,752	36,752

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

f.Mortgages payable on operating real estate – Estimated fair value approximates the carrying value of such liabilities.

15.    Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 22,441,081 shares and 20,872,888 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company has four outstanding series of cumulative redeemable preferred stock (the “Preferred Stock”): 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In July 2021, the Company issued 5,750,000 shares of the Company's Series F Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share, in an underwritten public offering, for net proceeds of approximately $138.6 million after deducting underwriting discounts and commissions and offering expenses. On August 6, 2021, the Company classified and designated an additional 2,000,000 shares of the Company’s authorized but unissued preferred stock as Series F Preferred Stock.

In July 2021, the Company redeemed all outstanding shares of its 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) at an aggregate redemption price of approximately $25.08 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date. The excess of the $25.00 liquidation price per share over the carrying value of the Series C Preferred Stock resulted in a charge of $3.4 million to net income attributable to Company's common stockholders for the three and nine months ended September 30, 2021.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

September 30, 2021

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$78,902	7.750%	June 4, 2018
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,569	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Total	32,050,000	22,441,081	$542,232	$561,027

December 31, 2020

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$78,902	7.750%	June 4, 2018
Series C	6,600,000	4,181,807	101,102	104,545	7.875%	April 22, 2020
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Total	30,900,000	20,872,888	$504,765	$521,822

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
(2)Each series of Preferred Stock is not redeemable by the Company prior to the respective optional redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock, respectively). Refer above for disclosure regarding the optional redemption of the Company's Series C Preferred Stock.
(3)Beginning on the respective fixed-to-floating rate conversion date, each of the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock is entitled to receive a dividend on a floating rate basis according to the terms disclosed in footnote (4) below.
(4)On and after the fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month LIBOR plus the respective spread disclosed above per year on its $25 liquidation preference. On and after the fixed-to-floating rate conversion date, the Series F Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month SOFR plus the spread disclosed above per year on its $25 liquidation preference.

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2020 through September 30, 2021:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
September 13, 2021	October 1, 2021	October 15, 2021	$0.484375		$—	(1)	$0.50		$0.4921875		$0.4679	(2)
June 14, 2021	July 1, 2021	July 15, 2021	0.484375		0.4921875		0.50		0.4921875		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375		0.4921875		0.50		0.4921875		—
December 7, 2020	January 1, 2021	January 15, 2021	0.484375		0.4921875		0.50		0.4921875		—
September 14, 2020	October 1, 2020	October 15, 2020	0.484375		0.4921875		0.50		0.4921875		—
June 15, 2020	July 1, 2020	July 15, 2020	0.968750	(3)	0.9843750	(3)	1.00	(3)	0.9843750	(3)	—

(1)Refer above for disclosure regarding the optional redemption of the Company's Series C Preferred Stock.
(2)Cash dividend for the long initial dividend period that began on July 7, 2021 and ended on October 14, 2021.
(3)Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.

(c) Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. Beginning in the second quarter of 2020, the Company has declared a regular quarterly cash dividend in each quarterly period through September 30, 2021. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2020 and ended September 30, 2021:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	$0.100
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.100
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.100
Fourth Quarter 2020	December 7, 2020	December 17, 2020	January 25, 2021	0.100
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050

(d) Equity Distribution Agreements

On August 10, 2021, the Company entered into an equity distribution agreement (the “Common Equity Distribution Agreement”) with a sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having a maximum aggregate sales price of up to $100.0 million from time to time through the sales agent. The Company has no obligation to sell any of the shares of common stock issuable under the Common Equity Distribution Agreement and may at any time suspend solicitations and offers under the Common Equity Distribution Agreement.

The Common Equity Distribution Agreement replaces the Company's prior equity distribution agreement with a sales agent dated as of August 10, 2017, as amended on September 10, 2018 (collectively, the "Prior Equity Distribution Agreement"), pursuant to which approximately $72.5 million of aggregate value of the Company's common stock remained available for issuance prior to termination.

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the "Preferred Equity Distribution Agreement") with a sales agent, pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million, from time to time through the sales agent. On November 27, 2019, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $131.5 million. The amendment also provided for the inclusion of sales of the Company’s Series E Preferred Stock. On August 10, 2021, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $149.1 million. The amendment also provided for the inclusion of sales of the Company's Series F Preferred Stock and the exclusion of sales of the Company's Series C Preferred Stock. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three and nine months ended September 30, 2021, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted earnings per common share. During the three months ended September 30, 2020, the Company's Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. During the nine months ended September 30, 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three and nine months ended September 30, 2021, certain of the PSUs and RSUs awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the three months ended September 30, 2020, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive. During the nine months ended September 30, 2020, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$51,576	$101,641	$157,024	$(368,929)
Less: Preferred Stock dividends	(11,272)	(10,297)	(31,865)	(30,890)
Less: Preferred Stock redemption charge	(3,443)	—	(3,443)	—
Net income (loss) attributable to Company's common stockholders	$36,861	$91,344	$121,716	$(399,819)
Basic weighted average common shares outstanding	379,395	377,744	379,193	368,740
Basic Earnings (Loss) per Common Share	$0.10	$0.24	$0.32	$(1.08)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$51,576	$101,641	$157,024	$(368,929)
Less: Preferred Stock dividends	(11,272)	(10,297)	(31,865)	(30,890)
Less: Preferred Stock redemption charge	(3,443)	—	(3,443)	—
Add back: Interest expense on Convertible Notes for the period, net of tax	—	2,525	—	—
Net income (loss) attributable to Company's common stockholders	$36,861	$93,869	$121,716	$(399,819)
Weighted average common shares outstanding	379,395	377,744	379,193	368,740
Net effect of assumed Convertible Notes conversion to common shares	—	19,694	—	—
Net effect of assumed PSUs vested	1,378	369	1,746	—
Net effect of assumed RSUs vested	210	1,902	166	—
Diluted weighted average common shares outstanding	380,983	399,709	381,105	368,740
Diluted Earnings (Loss) per Common Share	$0.10	$0.23	$0.32	$(1.08)

17.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan, as amended from time to time, are substantially the same as the 2010 Plan. At September 30, 2021, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 43,170,000.

Of the common stock authorized at September 30, 2021, 31,486,637 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 687,503 shares under the 2017 Plan as of September 30, 2021. The Company’s employees have been issued 2,689,394 shares of restricted stock under the 2017 Plan as of September 30, 2021. At September 30, 2021, there were 1,790,342 shares of non-vested restricted stock outstanding, 6,168,886 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,016,252 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and nine months ended September 30, 2021, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $3.2 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $2.8 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the nine months ended September 30, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,603,766	$6.27	837,123	$6.18
Granted	939,446	3.82	1,054,254	6.33
Vested	(621,438)	5.41	(287,611)	6.22
Forfeited	(131,432)	4.92	—	—
Non-vested shares as of September 30	1,790,342	$5.10	1,603,766	$6.27
Restricted stock granted during the period	939,446	$3.82	1,054,254	$6.33

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2021 and 2020, the Company had unrecognized compensation expense of $5.7 million and $6.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at September 30, 2021 is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted shares vested during the nine months ended September 30, 2021 and 2020 was approximately $2.5 million and $1.8 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the nine months ended September 30, 2021 and 2020, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the nine months ended September 30, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the nine months ended September 30, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	2,902,014	$4.98	2,018,518	$4.09
Granted	1,631,661	5.56	883,496	7.03
Vested	(842,792)	4.20	—	—
Forfeited	(314,143)	5.29	—	—
Non-vested target PSUs as of September 30	3,376,740	$5.43	2,902,014	$4.98

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the nine months ended September 30, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2021 and 2020, there was $9.2 million and $7.0 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at September 30, 2021 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the PSUs was $0.9 million and $3.9 million for the three and nine months ended September 30, 2021, respectively. Compensation expense related to the PSUs was $1.3 million and $3.7 million for the three and nine months ended September 30, 2020, respectively.

Restricted Stock Units

During the nine months ended September 30, 2021 and 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the nine months ended September 30, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the nine months ended September 30, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	441,746	$6.23	—	$—
Granted	815,830	3.69	441,746	6.23
Vested	(147,254)	6.23	—	—
Forfeited	(94,070)	4.37	—	—
Non-vested RSUs as of September 30	1,016,252	$4.36	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the nine months ended September 30, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2021 and 2020, there was $3.2 million and $2.1 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at September 30, 2021 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the RSUs was $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. Compensation expense related to the RSUs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

18.    Income Taxes

For the three and nine months ended September 30, 2021 and 2020, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax provision for the three and nine months ended September 30, 2021 and 2020, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax expense (benefit)	$226	$(659)	$497	$1,386
Deferred income tax expense (benefit)	989	(113)	799	(469)
Total income tax provision (benefit)	$1,215	$(772)	$1,296	$917

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2021 and December 31, 2020 are as follows (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$4,417	$6,024
Capital loss carryover	7,481	4,442
GAAP/Tax basis differences	317	814
Total deferred tax assets (1)	12,215	11,280
Deferred tax liabilities
GAAP/Tax basis differences	6,247	2
Total deferred tax liabilities (2)	6,247	2
Valuation allowance (1)	(4,993)	(9,503)
Total net deferred tax asset	$975	$1,775

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2021, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $11.8 million. The Company’s carryforward net operating losses of approximately $10.9 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of September 30, 2021, the Company, through its wholly-owned TRSs, had also incurred approximately $22.0 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2026 if they are not offset by future capital gains.

At September 30, 2021, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is approximately $4.5 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three and nine months ended September 30, 2021, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Residential loans
Residential loans	$20,480	$16,006	$60,295	$55,157
Consolidated SLST	10,245	10,896	31,042	34,542
Residential loans held in securitization trusts	11,008	3,802	28,909	4,725
Total residential loans	41,733	30,704	120,246	94,424
Multi-family loans
Preferred equity and mezzanine loan investments	3,449	5,300	11,980	15,875
Consolidated K-Series	—	—	—	151,841
Total multi-family loans	3,449	5,300	11,980	167,716
Investment securities available for sale	7,129	9,282	22,279	41,309
Other	12	72	43	492
Total interest income	52,323	45,358	154,548	303,941
Interest expense
Repurchase agreements	3,110	5,341	10,884	33,453
Collateralized debt obligations
Consolidated SLST	7,116	7,562	21,371	24,255
Consolidated K-Series	—	—	—	129,762
Residential loan securitizations	5,053	2,160	14,788	2,527
Non-Agency RMBS re-securitization	—	1,524	283	1,994
Total collateralized debt obligations	12,169	11,246	36,442	158,538
Convertible notes	2,810	2,759	8,382	8,234
Senior unsecured notes	1,598	—	2,734	—
Subordinated debentures	458	483	1,374	1,714
Derivatives	—	—	—	868
Mortgages payable on operating real estate	1,147	—	1,886	—
Total interest expense	21,292	19,829	61,702	202,807
Net interest income	$31,031	$25,529	$92,846	$101,134

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
•changes in laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the novel coronavirus ("COVID-19") pandemic;
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

Executive Summary

The global pandemic associated with COVID-19 and its related economic conditions have caused and continue to cause disruption in the U.S. and world economies. During the initial months of the pandemic, financial and mortgage-related asset markets came under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. As a result of and in response to these conditions, we significantly reduced the size of our investment portfolio and portfolio leverage during 2020. Since the market disruption and through the date hereof, we have continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet by completing non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties and opportunistically selling certain investment securities. In addition, we took advantage of the lower interest rate environment and accessed the market with two capital markets transactions. In April 2021, we completed a private placement of $100.0 million of rated senior unsecured notes with a 5-year term at an interest rate of 5.75% per annum and in July 2021, we completed an offering of Series F preferred stock for net proceeds of approximately $138.6 million with a coupon of 6.875%. We used a portion of the net proceeds from the Series F preferred stock offering to redeem our 7.875% Series C preferred stock, thereby lowering the cost of the capital represented by the redeemed preferred stock by 100 bps.

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

We intend to continue to focus on our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in credit assets that meet our underwriting and return requirements. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. We currently expect to maintain a defensive posture as it relates to new investments and focus on assets that may benefit from active management in a prolonged, low rate environment. We also expect to selectively monetize gains from the price recovery experienced by our non-Agency RMBS and CMBS investments and opportunistically sell certain of our residential loans.

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

Portfolio Update

In the three months ended September 30, 2021, we continued to pursue single-family and multi-family credit investments and opportunistically sold residential loans and investment securities. The following table presents the activity for our investment portfolio for the three months ended September 30, 2021 (dollar amounts in thousands):

	June 30, 2021	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	September 30, 2021
Residential loans	$2,026,204	$370,705	$(236,882)	$(49,508)	$26,283	$2,136,802
Preferred equity investments, mezzanine loans and equity investments	331,416	52,880	(14,650)	—	5,180	374,826
Investment securities
Agency RMBS	131,299	—	(5,090)	—	(620)	125,589
CMBS	145,500	—	—	(89,481)	224	56,243
Non-Agency RMBS	287,988	28,785	(49,748)	(43,579)	1,330	224,776
ABS	42,620	—	—	—	(1,135)	41,485
Total investment securities available for sale	607,407	28,785	(54,838)	(133,060)	(201)	448,093
Consolidated SLST (3)	228,287	—	—	—	2,861	231,148
Total investment securities	835,694	28,785	(54,838)	(133,060)	2,660	679,241
Other investments (4)	32,226	52,223	(216)	—	(1,470)	82,763
Total investment portfolio	$3,225,540	$504,593	$(306,586)	$(182,568)	$32,653	$3,273,632

(1)Includes principal repayments and return of invested capital.
(2)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), a write-down and the reversal of previously recognized unrealized losses on non-Agency RMBS IOs, net amortization/accretion and net loss from operating real estate attributable to the Company.
(3)Consolidated SLST is presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of September 30, 2021 and June 30, 2021, respectively, follows (dollar amounts in thousands):

	September 30, 2021	June 30, 2021
Residential loans, at fair value	$1,137,005	$1,176,539
Deferred interest (a)	(881)	(162)
Less: Collateralized debt obligations, at fair value	(904,976)	(948,090)
Consolidated SLST investment securities owned by NYMT	$231,148	$228,287

(a)Included in other liabilities on our condensed consolidated balance sheets at September 30, 2021 and June 30, 2021.

(4)Includes the following balances as of September 30, 2021 and June 30, 2021, respectively (dollar amounts in thousands):

	September 30, 2021	June 30, 2021
Preferred equity investment in Consolidated VIE	$—	$11,652
Equity investments in consolidated multi-family apartment communities (a)	73,335	20,574
Single-family rental properties	9,428	—
Total other investments	$82,763	$32,226

(a)See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-family Apartment Communities" for a reconciliation of equity investments in consolidated multi-family apartment communities to the Company's condensed consolidated balance sheets.

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

Financial market performance was mixed during the third quarter of 2021, with concerns around a resurgence in COVID-19 cases, inflation, the timing and pace of tapering of quantitative easing by the U.S. Federal Reserve and stalled fiscal stimulus legislation in Congress pulling markets downward in September and erasing much of the gains recorded earlier in the quarter. Investors continue to be wary of inflationary pressures and its ultimate impact on interest rates. According to The Conference Board® Consumer Confidence Index, consumer confidence in the U.S. fell to a seven-month low in September 2021 after peaking in June, likely driven, in part, by a rise in COVID-19 cases in late summer and cooling economic activity. Asset pricing generally remained solid during the third quarter. Similar to assets in the larger economy, pricing for our investment portfolio improved during the third quarter with credit spreads tightening across a good portion of the portfolio.

The market conditions discussed below significantly influence our investment strategy and results:

General. U.S. economic data released over the past quarter shows that the U.S. economic recovery stalled in the third quarter, with U.S. gross domestic product (“GDP”) having advanced by just 2.0% (advance estimate) in the third quarter of 2021, down from an increase of 6.7% in the second quarter of 2021.

The U.S. labor market continued to show improvements throughout the third quarter, with September 2021 wage data showing a 4.6% increase in wages year-over-year and the participation rate continuing its advance, although the September new jobs number finished well below expectations. According to the U.S. Department of Labor, the U.S. unemployment rate continued to decrease in the third quarter from 5.9% as of the end of June to 4.8% as of the end of September, as the number of unemployed persons decreased from 9.5 million in June to 7.7 million in September; however, this number is still 2.0 million higher than in February 2020. Total nonfarm payroll employment rose by 194,000 in September.

Single-Family Homes and Residential Mortgage Market. The residential real estate market continued to experience robust growth in the third quarter of 2021. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for July 2021 showed that, on average, home prices increased 19.9% for the 20-City Composite over July 2020, up from 19.1% the previous month. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,090,667 and 1,117,667 for the three and nine months ended September 30, 2021, respectively, compared to an annual rate of 1,002,000 for the year ended December 31, 2020. Declining single-family housing fundamentals may adversely impact the borrowers of our residential mortgage loans and those that underlie our RMBS, and thus the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. However, if interest rates move higher, we would expect this to put downward pressure on the expanding housing market and borrowers. As of September 30, 2021, less than 1% of borrowers in our residential loan portfolio remained in an active COVID-19 relief plan.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 466,000 and 454,444 for the three and nine months ended September 30, 2021, respectively, compared to 382,000 for the year ended December 31, 2020. As many workers remain unemployed or under-employed, the financial ability of households to meet their rental payment obligations is an ongoing concern. Data released by the National Multifamily Housing Council (“NMHC”) shows that 78.4% of apartment households made a full or partial October rent payment by October 6, 2021 in its survey of 11.8 million professionally-managed apartment units across the country. This represents a 1.0-percentage point decrease in the share who paid rent through October 6, 2020 and compares to 72.0% that had paid by September 6, 2021. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. As of September 30, 2021, the Company had one preferred equity investment, representing approximately 1.1% of our total preferred equity and mezzanine loan investment portfolio, that was delinquent in making distributions to us. Weakness in the multi-family housing sector, including, among other things, widening capitalization rates, reduced demand, increased vacancy rates, increased tenant lease defaults and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties generally, including those in which we have an investment, and in turn, many of the structured multi-family investments that we own.

Credit Spreads. During the third quarter, investment grade credit spreads remained stable while higher-yield spreads tightened further as economic activity increased. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing markets. During the third quarter, the bond market experienced greater volatility than the second quarter with the closing yield of the 10-year U.S. Treasury Note trading between 1.19% and 1.55% during the quarter, closing the quarter at 1.52%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the third quarter of 2021, the Treasury curve steepened somewhat with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 124 basis points as of September 30, 2021, up 4 basis points from June 30, 2021. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets as a result of the impact of the COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets and substantially increased these operations. In June 2021, the Federal Reserve announced it would continue to increase its holdings of U.S. Treasuries by at least $80 billion per month and of Agency MBS by at least $40 billion per month until “substantial further progress has been made toward the Committee’s maximum employment and price stability goals.” In September 2021, the Federal Reserve stated that the economy had made progress towards their employment and price stability goals, and that if such progress continues as expected, then a moderation in the Federal Reserve’s pace of asset purchases “may soon be warranted.” The Federal Reserve indicated that a decision to begin moderating its asset purchases could occur at its November 2021 meeting with the tapering of purchases commencing shortly thereafter. Additionally, in view of the COVID-19 pandemic and to foster maximum employment and price stability, the Federal Reserve in September 2021 reaffirmed its decision to keep the target range for the federal funds rate at 0% to 0.25%. The Federal Reserve expects to maintain the current target range for the federal funds rate until labor market conditions are consistent with the Federal Reserve’s assessments of maximum employment and “inflation has risen to two percent and is on track to moderately exceed two percent for some time.”

In response to the economic impact of the COVID-19 pandemic, governors of several states issued executive orders prohibiting evictions and foreclosures for specified periods of time, and many courts enacted emergency rules delaying hearings related to evictions or foreclosures. While some of these state protections have expired, the Centers for Disease Control and Prevention (“CDC”) issued an order to temporarily halt residential evictions under certain circumstances in an effort to prevent the spread of the COVID-19 pandemic, which became effective on September 4, 2020 and had been extended by the Biden administration to October 3, 2021. On August 26, 2021, the United States Supreme Court struck down the CDC’s order and allowed for evictions to resume.

To address the severe dislocations experienced in the mortgage and fixed-income markets that resulted from the COVID-19 pandemic, since March 23, 2020, the Federal Housing Finance Agency (“FHFA”) took steps to implement portions of the CARES Act and to support mortgage servicers. Under the CARES Act, borrowers experiencing hardship from the COVID-19 pandemic are eligible to receive forbearance of up to 12 months. The FHFA announced that the GSEs will offer such forbearance to qualifying multi-family borrowers. The GSEs’ multi-family forbearance was set to expire at the end of the third quarter but was extended indefinitely by the FHFA on September 24, 2021. The GSEs will also offer such forbearance arrangements to single-family mortgages indefinitely until the GSEs provide further notice. In response to such forbearance arrangements and to assist servicers facing revenue losses caused by the COVID-19 pandemic, the FHFA limited the advance payments required to be made to the GSEs. Specifically, servicers of Agency RMBS are only required to advance four months of missed payments on loans in forbearance.

On September 6, 2021, the enhanced unemployment support provided under the American Rescue Plan Act of 2021 expired. Unemployment levels remain precarious and without such continued unemployment support, we anticipate that the number of our operating partners and borrowers of our residential loans and those that underlie our investment securities that become delinquent or default on their financial obligations could increase. Such increased levels could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Third Quarter 2021 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2021 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net income attributable to Company's common stockholders	$36,861	$121,716
Net income attributable to Company's common stockholders per share (basic)	$0.10	$0.32
Comprehensive income attributable to Company's common stockholders	$31,453	$122,763
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.08	$0.32
Net interest income	$31,031	$92,846
Book value per common share	$4.74	$4.74
Economic return on book value (1)	2.1%	7.0%
Dividends per common share	$0.10	$0.30

(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.

Developments

•Purchased approximately $370.7 million in residential loans and $28.8 million in non-Agency RMBS.

•Funded multi-family preferred equity investments in the amount of approximately $42.6 million and multi-family joint venture investments for approximately $53.1 million.

•Sold residential loans for proceeds of approximately $49.5 million, non-Agency RMBS for proceeds of approximately $43.6 million and CMBS for proceeds of approximately $89.5 million.

•Issued 5,750,000 shares of 6.875% Series F Fixed-to-Floating-Rate Cumulative Redeemable Preferred Stock for total net proceeds to the Company of approximately $138.6 million after deduction of underwriting discounts and commissions and offering expenses. The Company used the net proceeds to fund the redemption of all outstanding shares of its 7.875% Series C Preferred Stock at an aggregate redemption price of approximately $104.9 million, which included accumulated and unpaid dividends up to, but not including, the redemption date of July 30, 2021.

•Redeemed one of the Company's residential loan securitizations with an outstanding balance of $203.5 million at the time of redemption and completed a new securitization of certain performing, re-performing and non-performing residential loans resulting in approximately $254.9 million of net proceeds to the Company.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2021 and December 31, 2020, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes and senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands).

At September 30, 2021:

	Single-Family	Multi- Family	Other	Total
Residential loans	$3,273,807	$—	$—	$3,273,807
Consolidated SLST CDOs	(904,976)	—	—	(904,976)
Multi-family loans	—	119,812	—	119,812
Investment securities available for sale (1)	350,365	56,243	41,485	448,093
Equity investments	—	237,925	17,089	255,014
Other investments (2)	9,428	73,335	—	82,763
Total investment portfolio carrying value	2,728,624	487,315	58,574	3,274,513
Liabilities:
Repurchase agreements	(334,556)	—	—	(334,556)
Residential loan securitization CDOs	(710,102)	—	—	(710,102)
Convertible notes	—	—	(137,240)	(137,240)
Senior unsecured notes	—	—	(96,540)	(96,540)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	21,091	—	405,686	426,777
Other	41,885	(7,909)	(54,035)	(20,059)
Net Company capital allocated	$1,746,942	$479,406	$131,445	$2,357,793

Total Leverage Ratio (4)				0.3
Portfolio Leverage Ratio (5)				0.1

(1)Agency RMBS with a fair value of $125.6 million are included in Single-Family.
(2)Represents the Company's single-family rental properties and equity investments in consolidated multi-family apartment communities. See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-family Apartment Communities" for a reconciliation of equity investments in consolidated multi-family apartment communities to the Company's condensed consolidated balance sheets.
(3)Excludes cash amounting to $3.9 million held in the Company's equity investments in consolidated multi-family apartment communities. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents total outstanding repurchase agreement financing, subordinated debentures, Convertible Notes and Senior Unsecured Notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $905.0 million, residential loan securitization CDOs amounting to $710.1 million and mortgages payable on operating real estate amounting to $200.7 million as they are non-recourse debt for which the Company has no obligation.
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
(4)Represents total outstanding repurchase agreement financing, subordinated debentures and Convertible Notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $1.1 billion, residential loan securitizations amounting to $554.1 million, non-Agency RMBS re-securitization amounting to $15.3 million and mortgages payable on operating real estate amounting to $36.8 million as they are non-recourse debt for which the Company has no obligation.
(5)Represents outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2021 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,799,339	379,372	$4.74	$1,779,380	377,744	$4.71
Common stock issuance, net (2)	2,309	(86)		7,145	1,542
Preferred stock issuance, net	138,569			138,569
Preferred stock issuance liquidation preference	(143,750)			(143,750)
Preferred stock redemption charge	3,443			3,443

Balance after share activity	1,799,910	379,286	4.74	1,784,787	379,286	4.71
Redemption of non-controlling interest in Consolidated VIEs	3,420		0.01	3,420		0.01
Dividends and dividend equivalents declared	(38,017)		(0.10)	(114,204)		(0.30)
Net change in accumulated other comprehensive income:
Investment securities available for sale (3)	(5,408)		(0.01)	1,047		—
Net income attributable to Company's common stockholders	36,861		0.10	121,716		0.32
Ending Balance	$1,796,766	379,286	$4.74	$1,796,766	379,286	$4.74

(1)Outstanding shares used to calculate book value per common share for the three and nine months ended September 30, 2021 are 379,286,475.
(2)Includes amortization of stock based compensation.
(3)The net (decrease) increase relates to the reclassification of unrealized gains and losses to net income in relation to the sale of investment securities and net unrealized gains on our investment securities due to improved pricing.

Results of Operations

The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2021 and 2020, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and nine months ended September 30, 2021 are greater or less than the results from the respective period in 2020. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 and increases or decreases in the "nine-month periods" refer to the change in results for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.

The following table presents the main components of our net income (loss) for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Net interest income	$31,031	$25,529	$5,502	$92,846	$101,134	$(8,288)
Total non-interest income (loss)	49,412	90,528	(41,116)	132,409	(427,060)	559,469
General and administrative expenses	12,458	10,159	2,299	36,419	32,570	3,849
Expenses related to operating real estate	8,549	—	8,549	15,386	—	15,386
Portfolio operating expenses	7,039	3,265	3,774	18,558	8,812	9,746
Income (loss) from operations before income taxes	52,397	102,633	(50,236)	154,892	(367,308)	522,200
Income tax expense (benefit)	1,215	(772)	1,987	1,296	917	379
Net income (loss) attributable to Company	51,576	101,641	(50,065)	157,024	(368,929)	525,953
Preferred stock dividends	11,272	10,297	975	31,865	30,890	975
Preferred stock redemption charge	3,443	—	3,443	3,443	—	3,443
Net income (loss) attributable to Company's common stockholders	36,861	91,344	(54,483)	121,716	(399,819)	521,535
Basic earnings (loss) per common share	$0.10	$0.24	$(0.14)	$0.32	$(1.08)	$1.40
Diluted earnings (loss) per common share	$0.10	$0.23	$(0.13)	$0.32	$(1.08)	$1.40

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

During the three-month periods, our average interest earning assets increased primarily due to increased investment in higher-yielding business purpose loans, contributing to the $10.4 million increase in single-family interest income. This increase was partially offset by CMBS sales and multi-family loan redemptions, contributing to the $3.6 million decrease in multi-family interest income. In addition, interest expense increased by $1.9 million due to expense incurred during the period on the Senior Unsecured Notes issued in April 2021.

The decrease in net interest income during the nine-month periods was primarily driven by a $680.9 million decrease in average Interest Earning Assets due to asset sales in 2020, largely in response to the impacts of the COVID-19 pandemic during the first half of 2020 and opportunistic asset sales in 2021. In particular, we sold our entire portfolio of higher yielding first loss POs within the Consolidated K-Series in March 2020. The decrease in net interest income was partially offset by the acquisition of higher-yielding business purpose loans over the last twelve months.

Portfolio net interest margin for the three-month period increased from the corresponding prior year period primarily due to continued investment in higher-yielding business purpose loans. The Company also lowered its average portfolio financing cost by issuing two new residential loan securitizations in 2021 and redeeming a previously issued residential loan securitization and a non-Agency RMBS re-securitization that had higher interest costs.

Portfolio net interest margin for the nine-month period increased from the corresponding prior year period primarily due to continued investment in higher-yielding business purpose loans offset by increased average borrowing cost associated with the non-mark-to-market financings (including securitizations) completed in 2020 and 2021 that replaced repurchase agreement financings that had lower interest costs.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands).

Three Months Ended September 30, 2021

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$39,144	$4,247	$1,816	$45,207
Interest Expense	(8,163)	—	(6,013)	(14,176)
Net Interest Income (Expense)	$30,981	$4,247	$(4,197)	$31,031

Average Interest Earning Assets (3) (5)	$2,608,604	$195,431	$26,468	$2,830,503
Average Yield on Interest Earning Assets (6)	6.00%	8.69%	27.44%	6.39%
Average Portfolio Financing Cost (7)	(3.14)%	—	—	(3.14)%
Portfolio Net Interest Margin (8)	2.86%	8.69%	27.44%	3.25%

Three Months Ended September 30, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$28,747	$7,846	$1,203	$37,796
Interest Expense	(9,025)	—	(3,242)	(12,267)
Net Interest Income (Expense)	$19,722	$7,846	$(2,039)	$25,529

Average Interest Earning Assets (3) (5)	$2,279,813	$417,102	$41,540	$2,738,455
Average Yield on Interest Earning Assets (6)	5.03%	7.52%	11.58%	5.51%
Average Portfolio Financing Cost (7)	(3.33)%	—	—	(3.33)%
Portfolio Net Interest Margin (8)	1.70%	7.52%	11.58%	2.18%

Nine Months Ended September 30, 2021

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$111,858	$16,133	$5,186	$133,177
Interest Expense	(25,955)	—	(14,376)	(40,331)
Net Interest Income (Expense)	$85,903	$16,133	$(9,190)	$92,846

Average Interest Earning Assets (3) (5)	$2,549,489	$264,889	$29,591	$2,843,969
Average Yield on Interest Earning Assets (6)	5.85%	8.12%	23.37%	6.24%
Average Portfolio Financing Cost (7)	(3.36)%	—	—	(3.36)%
Portfolio Net Interest Margin (8)	2.49%	8.12%	23.37%	2.88%

Nine Months Ended September 30, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$98,316	$47,675	$3,933	$149,924
Interest Expense	(31,491)	(7,351)	(9,948)	(48,790)
Net Interest Income (Expense)	$66,825	$40,324	$(6,015)	$101,134

Average Interest Earning Assets (3) (5)	$2,736,429	$741,931	$46,524	$3,524,884
Average Yield on Interest Earning Assets (6)	4.79%	8.57%	11.27%	5.66%
Average Portfolio Financing Cost (7)	(2.98)%	(3.18)%	—	(3.02)%
Portfolio Net Interest Margin (8)	1.81%	5.39%	11.27%	2.64%

(1)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income, residential loans	$31,488	$19,808	$89,204	$59,882
Interest income, investment securities available for sale	4,527	5,605	12,983	28,147
Interest income, Consolidated SLST	10,245	10,896	31,042	34,542
Interest expense, Consolidated SLST CDOs	(7,116)	(7,562)	(21,371)	(24,255)
Interest income, Single-Family, net	39,144	28,747	111,858	98,316
Interest expense, repurchase agreements and derivatives	(3,110)	(5,341)	(10,884)	(26,970)
Interest expense, residential loan securitizations	(5,053)	(2,160)	(14,788)	(2,527)
Interest expense, non-Agency RMBS re-securitization	—	(1,524)	(283)	(1,994)
Net interest income, Single-Family	$30,981	$19,722	$85,903	$66,825

(2)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family portfolio to our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income, multi-family loans held in Consolidated K-Series	$—	$—	$—	$151,841
Interest income, investment securities available for sale	798	2,546	4,153	9,721
Interest income, preferred equity and mezzanine loan investments	3,449	5,300	11,980	15,875
Interest expense, Consolidated K-Series CDOs	—	—	—	(129,762)
Interest income, Multi-Family, net	4,247	7,846	16,133	47,675
Interest expense, repurchase agreements	—	—	—	(7,351)
Net interest income, Multi-Family	$4,247	$7,846	$16,133	$40,324

(3)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets and all Consolidated K-Series assets (for the nine months ended September 30, 2020) other than, in each case, those securities owned by the Company.
(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets is calculated by dividing our annualized interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost is calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures, Convertible Notes, Senior Unsecured Notes and mortgages payable on operating real estate, for the respective periods. For the three and nine months ended September 30, 2021 and 2020, respectively, interest expense generated by our subordinated debentures, Convertible Notes, Senior Unsecured Notes and mortgages payable on operating real estate is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subordinated debentures	$458	$483	$1,374	$1,714
Convertible notes	2,810	2,759	8,382	8,234
Senior unsecured notes	1,598	—	2,734	—
Mortgages payable on operating real estate	1,147	—	1,886	—
Total	$6,013	$3,242	$14,376	$9,948

(8)Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures, Convertible Notes, Senior Unsecured Notes and mortgages payable on operating real estate.

Non-interest Income (Loss)

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Residential loans	$3,219	$1,508	$1,711	$10,500	$(15,467)	$25,967
Investment securities and related hedges	5,095	(2,575)	7,670	9,861	(134,452)	144,313
Total realized gains (losses), net	$8,314	$(1,067)	$9,381	$20,361	$(149,919)	$170,280

During the three months ended September 30, 2021, the Company recognized net realized gains related to our residential loan portfolio primarily as a result of loan prepayment activity during the quarter. The Company also recognized net realized gains of $5.0 million and $4.8 million on the sale of CMBS and non-Agency RMBS, respectively, offset by a write-down of $4.8 million recognized on the Company's investment in non-Agency RMBS IOs during the three months ended September 30, 2021. The net realized losses on investment securities recognized during the three months ended September 30, 2020 were largely driven by net realized losses on the sale of non-Agency RMBS and CMBS during the period.

During the nine months ended September 30, 2021, the Company recognized net realized gains of $10.6 million and $4.0 million on the sale of CMBS and non-Agency RMBS, respectively, offset by a write-down of $4.8 million recognized on the Company's investment in non-Agency RMBS IOs. The Company also recognized net realized gains on residential loans of $10.5 million during the nine months ended September 30, 2021, primarily as a result of loan prepayments.

The Company sold approximately $2.5 billion of assets during the nine months ended September 30, 2020, the majority of which was in response to the disruption of the financial markets caused by the COVID-19 pandemic during the first half of 2020. During the nine months ended September 30, 2020, the Company recognized net realized losses of $61.4 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. The Company also sold residential loans during the nine months ended September 30, 2020 with an aggregate unpaid principal balance of $116.4 million that resulted in net realized losses of $18.2 million.

Realized Loss on De-consolidation of Consolidated K-Series

In March 2020, the Company sold its entire portfolio of first loss POs and certain mezzanine securities issued by the Consolidated K-Series. These sales, for total proceeds of approximately $555.2 million, resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO and a realized net loss on de-consolidation of Consolidated K-Series of $54.1 million for the nine months ended September 30, 2020. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs.

Unrealized Gains (Losses), Net

Pricing for our investment portfolio improved during the three and nine months ended September 30, 2021 with credit spreads tightening on a majority of our assets. During the first quarter of 2020, the disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the nine months ended September 30, 2020. The following table presents the components of unrealized gains (losses), net recognized for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Residential loans	$20,074	$35,726	$(15,652)	$44,651	$(9,481)	$54,132
Consolidated SLST	4,302	27,145	(22,843)	23,320	(34,893)	58,213
Consolidated K-Series	—	—	—	—	(171,011)	171,011
Preferred equity and mezzanine loan investments	392	(866)	1,258	688	(6,629)	7,317
Investment securities and related hedges	5,370	19,193	(13,823)	11,498	9,303	2,195
Total unrealized gains (losses), net	$30,138	$81,198	$(51,060)	$80,157	$(212,711)	$292,868

The Company recognized $30.1 million and $80.2 million in net unrealized gains for the three and nine months ended September 30, 2021, respectively, primarily due to improved pricing on our credit assets, particularly our residential loans, investment in Consolidated SLST and our non-Agency RMBS. In addition, the net unrealized gains on our investment securities for the three and nine months ended September 30, 2021 included a reversal of previously recognized unrealized losses amounting to $4.8 million on non-Agency RMBS IOs that were written down during the quarter.

The Company recognized $81.2 million in net unrealized gains and $212.7 million in net unrealized losses during the three and nine months ended September 30, 2020, respectively. Pricing for our investment portfolio rebounded during the second and third quarters of 2020 with credit spreads tightening on a majority of our assets, which resulted in a partial reversal of unrealized losses recognized in the first quarter of 2020. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are $135.3 million of net unrealized gain reversals due to sales and interest rate swap terminations recognized during the nine months ended September 30, 2020.

Income from Equity Investments

The following table presents the components of income from equity investments for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Preferred return on preferred equity investments accounted for as equity	$6,172	$4,295	$1,877	$17,078	$11,416	$5,662
Unrealized (losses) gains, net on preferred equity investments accounted for as equity	(294)	7	(301)	634	(4,052)	4,686
Income (loss) from unconsolidated joint venture equity investments in multi-family properties	—	122	(122)	—	(949)	949
Income from entities that invest in residential properties and loans	2,137	5,542	(3,405)	4,309	8,158	(3,849)
Total income from equity investments	$8,015	$9,966	$(1,951)	$22,021	$14,573	$7,448

Income from equity investments decreased during the three-month periods, primarily due to the redemption of a residential equity investment during the second quarter of 2021, which was partially offset by an increase in preferred return on preferred equity investments due to additional investments made since September 30, 2020.

Income from equity investments increased during the nine-month periods, primarily due to an increase in preferred return on preferred equity investments due to additional investments made since September 30, 2020 and net unrealized gains on preferred equity investments due to improved valuations, which were partially offset by the redemption of a residential equity investment during the second quarter of 2021.

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

Other (Loss) Income

The following table presents the components of other (loss) income for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Loss on extinguishment of collateralized debt obligations	$(1,583)	$—	$(1,583)	$(1,583)	$—	$(1,583)
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	117	463	(346)	2,147	518	1,629
Operating loss in Consolidated VIEs (2)	—	(159)	159	—	(2,280)	2,280
Miscellaneous income	431	127	304	1,680	2,099	(419)
Total other (loss) income	$(1,035)	$431	$(1,466)	$2,244	$337	$1,907

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)Operating loss in Consolidated VIEs excludes income or loss from the Consolidated K-Series and Consolidated SLST.

The net decrease in other income in the three-month periods is primarily due to the loss recognized on the redemption of a residential loan securitization during the third quarter of 2021 related to unamortized debt issuance costs remaining at the time of redemption.

The net increase in other income in the nine-month periods is primarily due to premiums recognized on the early redemption of preferred equity and mezzanine loan investments during the nine months ended September 30, 2021.

Net Loss from Operating Real Estate

The following table presents the components of net loss from operating real estate for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Income from operating real estate	$3,980	$—	$3,980	$7,626	$—	$7,626
Interest expense, mortgages payable on operating real estate (1)	(1,147)	—	(1,147)	(1,886)	—	(1,886)
Expenses related to operating real estate	(8,549)	—	(8,549)	(15,386)	—	(15,386)
Net loss from operating real estate	$(5,716)	$—	$(5,716)	$(9,646)	$—	$(9,646)
Net loss attributable to non-controlling interest	394	—	394	3,428	—	3,428
Net loss from operating real estate attributable to Company	$(5,322)	$—	$(5,322)	$(6,218)	$—	$(6,218)

(1)Included in interest expense in the Company's condensed consolidated statements of operations.

Net loss from operating real estate in both the three- and nine-month periods is primarily related to consolidated joint venture multi-family investments made during the nine months ended September 30, 2021 as well as a a multi-family apartment community consolidated during the fourth quarter of 2020. A significant portion of the net loss in 2021 is attributable to depreciation expense and amortization of lease intangibles related to the operating real estate. The Company recognized depreciation and amortization expenses totaling $5.7 million and $10.0 million during the three and nine months ended September 30, 2021, respectively.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three and nine months ended September 30, 2021 and 2020, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,612	$7,247	$1,365	$27,204	$23,018	$4,186
Professional fees	858	1,176	(318)	2,465	4,113	(1,648)
Other	2,988	1,736	1,252	6,750	5,439	1,311
Total general and administrative expenses	$12,458	$10,159	$2,299	$36,419	$32,570	$3,849

The increase in general and administrative expenses during both the three- and nine-month periods is primarily due to an increase in stock-based compensation expense related to 2021 equity awards, an increase in incentive expense related to improved performance in 2021 and additional state capital tax accruals during the three- and nine-month periods. The increase was partially offset by a decrease in professional fees, as the Company incurred additional legal expenses in 2020 in connection with the disruptions in the financial markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Portfolio operating expenses	7,039	3,265	3,774	18,558	8,812	9,746

The increase in portfolio operating expenses during both the three- and nine-month periods can be attributed primarily to increased servicing fees related to business purpose loans as a result of increased investment activity in those assets since September 30, 2020.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$36,861	$91,344	$(54,483)	$121,716	$(399,819)	$521,535
OTHER COMPREHENSIVE (LOSS) INCOME
Increase (decrease) in fair value of available for sale securities
Non-Agency RMBS	621	11,161	(10,540)	5,341	(34,946)	40,287
CMBS	16	1,484	(1,468)	(279)	(9,462)	9,183
Total	637	12,645	(12,008)	5,062	(44,408)	49,470
Reclassification adjustment for net (gain) loss included in net income (loss)	(6,045)	9,845	(15,890)	(4,015)	7,338	(11,353)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,408)	22,490	(27,898)	1,047	(37,070)	38,117
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$31,453	$113,834	$(82,381)	$122,763	$(436,889)	$559,652

The changes in other comprehensive income ("OCI") for the three-month periods can be attributed primarily to the reclassification of previously recognized net unrealized gains reported in OCI to net realized gains as a result of the sale of certain investment securities during the three months ended September 30, 2021. The changes are also attributable to increases in the fair value of our investment securities where fair value option was not elected during the three months ended September 30, 2020 as a result of continued spread tightening in the third quarter of 2020 from levels that had significantly widened from the impact of the COVID-19 pandemic in the first quarter of 2020.

The changes in OCI for the nine-month periods can be attributed primarily to a significant decrease in the fair value of our investment securities where fair value option was not elected as a result of significant spread widening during the first quarter of 2020 due to the market turmoil caused by the COVID-19 pandemic. During nine months ended September 30, 2021, the net fair value of our investment securities where fair value option was not elected increased as a result of general spread tightening during the period. Additionally, previously recognized net unrealized gains reported in OCI were reclassified to net realized gains in relation to the sale of certain investment securities during the nine months ended September 30, 2021.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of September 30, 2021, the majority of the Company's investment securities are accounted for using the fair value option.

Balance Sheet Analysis

As of September 30, 2021, we had approximately $4.9 billion of total assets. Included in this amount is approximately $1.1 billion of assets held in Consolidated SLST, which we consolidate in accordance with GAAP. As of December 31, 2020, we had approximately $4.7 billion of total assets, $1.3 billion of which represented Consolidated SLST assets that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in the Consolidated SLST to our financial statements, see “Capital Allocation” and “Portfolio Net Interest Margin” above.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Acquired residential loans	$2,136,802	$1,782,381
Consolidated SLST	1,137,005	1,266,785
Total	$3,273,807	$3,049,166

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

The following tables detail our acquired residential loans by strategy at September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,851	$806,867	$850,733	628	65%	4.9%
Business purpose loan strategy	1,780	753,704	753,279	722	65%	9.0%
Performing residential loan strategy	2,737	539,452	532,790	719	65%	4.2%
Total	10,368	$2,100,023	$2,136,802

	December 31, 2020
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	6,453	$945,625	$945,038	620	74%	4.9%
Business purpose loan strategy	980	371,562	371,360	719	82%	9.7%
Performing residential loan strategy	2,472	476,884	465,983	706	73%	4.8%
Total	9,905	$1,794,071	$1,782,381

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined LTV. For business purpose loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	September 30, 2021	December 31, 2020
50% or less	12.7%	13.9%
>50% - 60%	12.1%	12.2%
>60% - 70%	28.2%	23.4%
>70% - 80%	24.0%	21.0%
>80% - 90%	9.4%	11.9%
>90% - 100%	7.0%	8.7%
>100%	6.6%	8.9%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	September 30, 2021	December 31, 2020
550 or less	14.0%	18.9%
551 to 600	12.2%	16.7%
601 to 650	13.1%	15.4%
651 to 700	16.7%	16.0%
701 to 750	19.9%	15.9%
751 to 800	18.8%	13.0%
801 and over	5.3%	4.1%
Total	100.0%	100.0%

Current Coupon	September 30, 2021	December 31, 2020
3.00% or less	9.7%	6.2%
3.01% - 4.00%	15.4%	18.8%
4.01% - 5.00%	21.7%	29.6%
5.01% - 6.00%	8.2%	11.7%
6.01% - 7.00%	6.2%	6.4%
7.01% - 8.00%	9.4%	4.8%
8.01% and over	29.4%	22.5%
Total	100.0%	100.0%

Delinquency Status	September 30, 2021	December 31, 2020
Current	91.0%	85.0%
31 – 60 days	2.6%	3.6%
61 – 90 days	0.9%	1.9%
90+ days	5.5%	9.5%
Total	100.0%	100.0%

Origination Year	September 30, 2021	December 31, 2020
2007 or earlier	34.5%	47.1%
2008 - 2016	6.8%	9.3%
2017	2.5%	3.8%
2018	4.9%	8.0%
2019	7.9%	13.4%
2020	21.0%	18.4%
2021	22.4%	—
Total	100.0%	100.0%

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of September 30, 2021 and December 31, 2020 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $231.1 million and $212.1 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands, except current average loan size):

	September 30, 2021	December 31, 2020
Current fair value	$1,137,005	$1,266,785
Current unpaid principal balance	$1,118,001	$1,231,669
Number of loans	7,053	7,645
Current average loan size	$158,514	$188,532
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	67%	67%
Weighted average credit score at purchase	707	705

Current Coupon:
3.00% or less	2.8%	2.9%
3.01% – 4.00%	37.0%	36.4%
4.01% – 5.00%	40.0%	40.2%
5.01% – 6.00%	12.1%	12.3%
6.01% and over	8.1%	8.2%

Delinquency Status:
Current	72.2%	63.3%
31 - 60	10.7%	12.4%
61 - 90	3.9%	5.1%
90+	13.2%	19.2%

Origination Year:
2005 or earlier	31.0%	30.9%
2006	15.4%	15.4%
2007	21.2%	20.8%
2008 or later	32.4%	32.9%

Geographic state concentration (greater than 5.0%):
California	10.8%	10.9%
Florida	10.6%	10.5%
New York	9.5%	9.3%
New Jersey	7.2%	7.1%
Illinois	6.9%	6.8%

Residential Loans Financing

Repurchase Agreements

As of September 30, 2021, the Company had repurchase agreements with three third-party financial institutions to fund the purchase of residential loans. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2021	$1,257,003	$335,434	$(878)	$334,556	$492,860	2.82%	3.24
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $16.6 million, a rate of 4.00%, and maturity of 5.03 months as of September 30, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2021	$337,295	$335,434	$345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $232.7 million and $128.3 million, respectively, as of September 30, 2021.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of September 30, 2021 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$861,184	$904,976	2.75%	2059
Residential loan securitizations	$714,058	$710,102	2.42%	2026 - 2061

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

Mezzanine Lending
The Company's mezzanine lending strategy includes preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets (referred to in this section as “Preferred Equity and Mezzanine Loans”). A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Preferred Equity and Mezzanine Loans for accounting treatment as loans versus equity investments. Preferred Equity and Mezzanine Loans for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in multi-family loans on our condensed consolidated balance sheets. Preferred Equity and Mezzanine Loans where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in equity investments on our condensed consolidated balance sheets.

As of September 30, 2021, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.1% of the total fair value of our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	40	$347,447	$345,484	11.58%	5.5

	December 31, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	45	$341,266	$340,871	11.53%	6.4
Mezzanine loans	1	5,092	5,031	11.50%	31.3
Preferred equity investment in Consolidated VIE (4)	1	9,434	9,939	11.77%	7.2
Total	47	$355,792	$355,841	11.54%	6.7
(1)Preferred equity and mezzanine loan investments in the amounts of $119.8 million and $163.6 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. Preferred equity investments in the amounts of $227.6 million and $182.8 million are included in equity investments on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual interest or preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. During the three months ended September 30, 2021, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company as of September 30, 2021 (see "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-family Apartment Communities"). A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of December 31, 2020 is shown below (dollar amounts in thousands):

Cash and cash equivalents	$452
Operating real estate, net	50,532
Lease intangible, net (a)	1,388
Other assets	1,611
Total assets	$53,983

Mortgage payable on operating real estate, net	$36,752
Other liabilities	1,426
Total liabilities	38,178

Non-controlling interest in Consolidated VIE	6,371
Preferred equity investment in Consolidated VIE	$9,434

(a)Included in other assets in the accompanying condensed consolidated balance sheets.

Preferred Equity and Mezzanine Loans Characteristics:

	September 30, 2021
State (Top 10)	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Texas	13	$114,371	33.1%	11.4%	81%	1.61x
Florida	5	60,107	17.4%	11.7%	71%	2.05x
Alabama	3	38,411	11.1%	12.2%	72%	2.29x
Ohio	3	28,170	8.2%	11.6%	88%	1.80x
Tennessee	2	20,365	5.9%	11.1%	90%	2.11x
North Carolina	3	18,943	5.5%	12.0%	74%	1.45x
South Carolina	3	16,637	4.8%	11.5%	85%	1.97x
Kentucky	1	12,756	3.7%	11.3%	88%	0.77x
Georgia	1	8,627	2.5%	11.0%	85%	1.35x
Other	6	27,097	7.8%	11.7%	82%	1.65x
Total	40	$345,484	100.0%	11.6%	80%	1.74x

	December 31, 2020
State (Top 10)	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Texas	12	$107,312	30.2%	11.4%	79%	1.34x
Alabama	5	46,929	13.2%	12.0%	75%	1.88x
Florida	4	33,795	9.5%	11.4%	81%	1.30x
Ohio	3	27,316	7.7%	11.6%	88%	1.47x
Tennessee	3	23,356	6.6%	11.2%	89%	1.63x
North Carolina	3	18,199	5.1%	12.0%	74%	1.28x
Georgia	2	16,575	4.7%	11.0%	82%	1.32x
South Carolina	3	16,062	4.5%	11.5%	85%	1.59x
Virginia	2	8,202	2.3%	12.0%	86%	1.47x
Other	10	58,095	16.2%	11.6%	84%	1.35x
Total	47	$355,841	100.0%	11.5%	81%	1.45x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.

Investment Securities

At September 30, 2021, our investment securities portfolio included Agency RMBS, non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At September 30, 2021, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of September 30, 2021 as compared to December 31, 2020 is primarily due to sales and paydowns of non-Agency RMBS and CMBS partially offset by an increase in the fair value of a number of our investment securities during the period.

The following tables summarize our investment securities portfolio as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

	September 30, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$124,428	$129,198	$—	$(3,609)	$125,589	2.00%	1.38%
Total Agency RMBS	124,428	129,198	—	(3,609)	125,589	2.00%	1.38%
Non-Agency RMBS
Senior	34,064	34,072	—	(15)	34,057	4.59%	4.59%
Mezzanine	90,296	89,169	2,482	(65)	91,586	5.52%	5.12%
Subordinated	86,691	78,289	829	(2,778)	76,340	4.23%	5.66%
IO	697,303	22,735	339	(281)	22,793	0.78%	9.96%
Total Non-Agency RMBS	908,354	224,265	3,650	(3,139)	224,776	2.12%	5.51%
CMBS
Mezzanine	49,469	49,469	594	(365)	49,698	3.75%	3.75%
Subordinated	6,000	6,000	545	—	6,545	7.66%	7.66%
Total CMBS	55,469	55,469	1,139	(365)	56,243	4.17%	4.17%
ABS
Residuals	117	24,343	17,142	—	41,485	—	23.33%
Total ABS	117	24,343	17,142	—	41,485	—	23.33%
Total - AFS	$1,088,368	$433,275	$21,931	$(7,113)	$448,093	5.16%	5.26%
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,543	$843	$—	$213,386	4.59%	4.86%
IO	184,539	27,443	—	(9,681)	17,762	3.50%	8.69%
Total Non-Agency RMBS	441,346	239,986	843	(9,681)	231,148	4.12%	5.32%
Total - Consolidated SLST	$441,346	$239,986	$843	$(9,681)	$231,148	4.12%	5.32%
Total Investment Securities	$1,529,714	$673,261	$22,774	$(16,794)	$679,241	4.78%	5.28%
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2021	$—	$—	$—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

Non-Agency RMBS Re-Securitization

In June 2020, the Company completed a re-securitization of certain non-Agency RMBS primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its non-Agency RMBS portfolio. In February 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million at the time of redemption, returning the non-Agency RMBS held by the re-securitization trust to the Company.

Equity Investments in Multi-Family and Residential Entities

Equity Investments in Consolidated Multi-family Apartment Communities

The Company has invested in five joint venture investments that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary, resulting in consolidation of the VIEs, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The Company's net equity in these entities totaled $58.7 million as of September 30, 2021.

The Company held a preferred equity interest in a VIE that owns a multi-family apartment community for which the Company was the primary beneficiary. During the three months ended September 30, 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company. The Company's net equity in this entity totaled $14.6 million as of September 30, 2021.

The following table summarizes our net equity investments in consolidated multi-family apartment communities as of September 30, 2021 (dollar amounts in thousands):

State	Property Count	Ownership Interest	Net Equity Investment
Florida	3	90% - 100%	$41,156
Alabama	1	95%	16,100
Texas	2	95%	16,079
Total	6		$73,335

A reconciliation of our net equity investments in consolidated multi-family apartment communities to our condensed consolidated financial statements as of September 30, 2021 is shown below (dollar amounts in thousands):

Cash and cash equivalents	$3,905
Operating real estate, net	261,178
Lease intangible, net (a)	7,975
Other assets	11,620
Total assets	$284,678

Mortgages payable on operating real estate, net	$200,720
Other liabilities	5,997
Total liabilities	206,717

Non-controlling interest in Consolidated VIEs	4,626
Net equity investment	$73,335

(a)Included in other assets in the accompanying condensed consolidated balance sheets.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company has invested in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following table summarizes our unconsolidated multi-family joint venture equity investments as of September 30, 2021 (dollar amounts in thousands):

State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$10,290

Equity Investments in Entities that Invest in Residential Properties and Loans

As of September 30, 2021, the Company has an ownership interest in an entity that invests in residential properties. We may receive variable distributions from this investment based upon underlying asset performance and we record our position at fair value. The Company's ownership interest in an entity that invested in residential loans was redeemed during the nine months ended September 30, 2021. The following table summarizes our ownership interests in entities that invest in residential properties and loans as of September 30, 2021 and December 31, 2020, respectively (dollar amounts in thousands):

		September 30, 2021		December 31, 2020
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$17,089	11%	$13,040
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	—	—	49%	63,290
Total			$17,089		$76,330

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

Debt

The Company's debt as of September 30, 2021 included Convertible Notes, Senior Unsecured Notes and subordinated debentures.

Convertible Notes

As of September 30, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding, due on January 15, 2022. The Convertible Notes were issued at a discount with a total cost to the Company of approximately 8.24%.

Senior Unsecured Notes

As of September 30, 2021, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of September 30, 2021, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 3.97% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The Company's stockholders' equity at September 30, 2021 was $2.4 billion and included $2.0 million of accumulated OCI. The accumulated OCI at September 30, 2021 consisted primarily of $2.4 million in net unrealized gains related to our non-Agency RMBS partially offset by $0.4 million in net unrealized losses related to our CMBS. The Company's stockholders’ equity at December 31, 2020 was $2.3 billion and included $1.0 million of accumulated OCI. The accumulated OCI at December 31, 2020 consisted primarily of $2.0 million in net unrealized gains related to our CMBS partially offset by $1.0 million in net unrealized losses related to our non-Agency RMBS.

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively impacted our liquidity during the first half of 2020 and may negatively affect our liquidity in the future. In response to the difficult conditions encountered in March and April 2020, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation through the selective disposition of assets, the completion of five securitization transactions and reductions in mark-to-market repurchase agreement financing, which has reduced our portfolio leverage to 0.1 times as of September 30, 2021. At September 30, 2021, we had $408.8 million of cash and cash equivalents, $679.2 million of unencumbered investment securities (including the securities we own in Consolidated SLST), $832.4 million of unencumbered residential loans and $347.4 million of unencumbered preferred equity investments in owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of September 30, 2021, approximately less than 1% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us. This loan represents 1.1% of our total preferred equity and mezzanine loan investment portfolio. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio since the onset of the COVID-19 pandemic, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become further constrained from the ongoing impacts of the COVID-19 pandemic. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.
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

Cash Flows and Liquidity for the Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, net cash, cash equivalents and restricted cash increased by $126.2 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $78.0 million during the nine months ended September 30, 2021. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, our net cash flows provided by investing activities were $109.5 million, primarily as a result of sales of non-Agency RMBS and CMBS and sales of residential loans compounded by principal repayments and refinancing of residential loans, principal paydowns or repayments of investment securities and preferred equity and mezzanine loan investments and returns of capital from equity investments. This was partially offset by purchases of residential loans, non-Agency RMBS and ABS and the funding of preferred equity and multi-family joint venture investments during the period.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, our net cash flows used in financing activities were $61.3 million. The main uses of cash flows in financing activities were payments made on repurchase agreements related to our residential loans, paydowns on CDOs, redemption of preferred stock and dividend payments on both common and preferred stock. The cash payments were partially offset by proceeds from issuance of Senior Unsecured Notes, residential CDOs, and preferred stock.

Liquidity – Financing Arrangements

As of September 30, 2021, we had no amounts outstanding under short-term repurchase agreements on our investment securities. These repurchase agreements are typically secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At September 30, 2021, we had longer-term repurchase agreements with terms of up to two years with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of September 30, 2021, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $157.4 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At September 30, 2021, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bear interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on January 15, 2022, unless earlier converted or repurchased. The Company does not have the right to redeem the Convertible Notes prior to maturity and no sinking fund is provided for the Convertible Notes. Holders of the Convertible Notes are permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which is subject to adjustment upon the occurrence of certain specified events, initially equals 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes.

At September 30, 2021, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At September 30, 2021, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $710.1 million.

As of September 30, 2021, our total leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures, Convertible Notes and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.3 to 1. Our overall leverage ratio does not include debt associated with CDOs or other non-recourse debt to the Company. As of September 30, 2021, our leverage ratio on our shorter-term financings, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.1 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

The Company had no common stock offerings during the nine months ended September 30, 2021. In July 2021, the Company completed an underwritten public offering of 5,750,000 shares of 6.875% Series F Fixed-to-Floating-Rate Preferred Stock for total net proceeds to the Company of approximately $138.6 million after deduction of underwriting discounts and commissions and offering expenses. The Company used the net proceeds to fund the redemption of all outstanding shares of its 7.875% Series C Preferred Stock at an aggregate redemption price of approximately $25.08 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date of July 30, 2021. This lowered the coupon on the capital represented by the redeemed Series C Preferred Stock by 100 bps.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of September 30, 2021 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(14,267)
+100	$(6,341)
-100	$529

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

The interest rates for certain of our investments and a majority of our financing transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. See "Current Market Conditions and Commentary — Monetary Policy and Recent Regulatory Developments" above. At this time, it is not possible to predict the effect of such change. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that throughout 2021 and into 2022, we will work closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended September 30, 2021, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of current unemployment benefits or other policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We are exposed to credit risk in our investments in CMBS, non-Agency RMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the portfolio. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties, including joint venture investments that we consolidate in our financial statements in accordance with GAAP. The performance and value of these investments depend upon the applicable operating or joint venture partner’s or borrower’s ability to effectively operate the multi-family and residential properties that serve as the underlying collateral to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of September 30, 2021 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2021, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(105,645)	1.9
+100	$(75,483)	2.0
Base		2.1
-100	$65,643	2.3

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have subsided somewhat beginning in the second quarter of 2020 and continuing into the quarter ended September 30, 2021, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.12
Articles Supplementary reclassifying and designating 6,600,000 authorized but unissued shares of the Series C Preferred Stock as additional shares of undesignated preferred stock, $0.01 par value per share, of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2021).

3.13
Articles Supplementary classifying and designating 2,000,000 additional shares of the Series F Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

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

4.4
Form of Certificate representing the Series E Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

4.5	Form of Certificate representing the Series F Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

4.6	Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.7	First Supplemental Indenture, dated January 23, 2017, between the Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.8	Form of 6.25% Senior Convertible Note Due 2022 of the Company (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).

4.9	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.10	Form of 5.75% Senior Note due 2026 (Included in Exhibit 4.9).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	November 4, 2021	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)