Form 10-K
period 2021-12-31
NEW YORK MORTGAGE TRUST INC
filed 2022-02-25
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
(212) 792-0107
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTL	NASDAQ Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTZ	NASDAQ Stock Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 (the last day of the registrant’s most recently completed second fiscal quarter) was $1,681,476,199 based on the closing sale price on the NASDAQ Global Select Market on June 30, 2021.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 15, 2022 was 381,275,744.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1. Portions of the Registrant's Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders scheduled for June 2022 to be filed with the Securities and Exchange Commission by no later than April 30, 2022.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

•“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as the Government National Mortgage Association ("Ginnie Mae");

•“Agency securities” refers to Agency RMBS and/or Agency CMBS;

•“ARMs” refers to adjustable-rate residential loans;

•“business purpose loans” refers to short-term loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit or loans which finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants;

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series, the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

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

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets, including joint venture equity investments in multi-family apartment communities. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time, with a current focus on building out a low-levered, higher-yielding portfolio of these assets through proprietary sourcing channels. Our targeted investments currently include (i) residential loans and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, as well as joint venture equity investments in multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations.

In recent years, we have internalized and expanded our investment management platform through the addition of multiple teams of investment professionals with expertise in our targeted assets. This includes the acquisition in 2016 of the external manager for our structured multi-family property investments and the addition of investment professionals in 2018 and 2019, which expanded our capabilities in self managing, sourcing and creating single-family credit assets. We believe that these steps have strengthened our ability to identify and secure attractive investment opportunities.

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

Impacts on Business from COVID-19

The novel coronavirus (“COVID-19”) pandemic materially adversely impacted our business beginning in mid-March 2020, has contributed to significant volatility in global financial and credit markets and continues to adversely impact the U.S. and world economies. See “Executive Summary” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Our Investment Strategy

Our strategy is to construct a portfolio of primarily mortgage-related single-family and multi-family residential assets that include elements of credit risk and/or interest rate risk, complimented by a growing portfolio of direct investments in multi-family properties via joint venture equity investments. We have sought over the past years, and intend to continue, to focus on expanding our portfolio of “single-family and multi-family credit” assets, many of which we have originated or sourced through proprietary channels, which we believe will deliver more attractive risk-adjusted returns over time. In particular, we seek investment opportunities in markets where we believe we have a competitive advantage due to operational barriers to entry. We define credit assets as (i) residential loans, second mortgages, and business purpose loans, (ii) non-Agency RMBS, (iii) structured multi-family investments, including joint venture equity investments in multi-family properties and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest margin. We also, from time to time, have owned and managed, and may in the future own and manage, a leveraged portfolio of Agency securities primarily comprised of Agency fixed-rate RMBS, Agency ARMs, and Agency CMBS.

In light of the severe market disruption that occurred during the initial months of the COVID-19 pandemic and current market and financing conditions, we are presently focused on the build out of a low-levered, higher-yielding portfolio of credit assets, including joint venture equity investments, through proprietary sourcing channels and less inclined to allocate a significant percentage of our capital to a levered bond strategy associated with RMBS, as we have done from time to time in the past. Finally, since our inception in 2003, we have benefited from being able to flexibly move in and out of new niche investment opportunities as market conditions permit. As a result, we may pursue opportunistic acquisitions of other types of assets not described above that meet our investment criteria.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk, prepayment risk, hedging risk, interest rate risk, fair value risk and/or liquidity risk related to the asset or the underlying collateral, the composition of our investment portfolio, the background experience and track record of our partners (if applicable), REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market conditions. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in assets that meet our underwriting and return requirements. Consistent with our strategy to produce returns through a combination of net interest margin and capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

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

For more information regarding our portfolio as of December 31, 2021, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investment Portfolio

Our portfolio is substantially comprised of investments in two asset categories: single-family and multi-family residential investments.

Single-Family Investments

We have deep experience managing different whole loan strategies across the credit spectrum. We generally seek to acquire pools of single-family residential loans through proprietary sourcing channels from select mortgage loan originators and secondary market institutions, including through bulk purchases and/or flow arrangements. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.

Set forth below is a description of the investments that substantially comprise our single-family investment portfolio.

Residential Loans. Our portfolio of residential loans consists of (i) seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties, which were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with downside protection while we work to rehabilitate these loans to performing status, (ii) performing residential mortgage loans that consist of GSE-eligible mortgage loans, non-QM loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines, (iii) short-term business purpose loans collateralized by residential properties made to investors who intend to rehabilitate and sell the property for a profit, or "business purpose bridge loans," (iv) business purpose loans which finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants, or "business purpose rental loans," and (v) second mortgages that had combined loan-to-value ratios of 95% at origination and predominantly met our underwriting guidelines.

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

Investments in Agency RMBS. We historically have owned and managed a leveraged Agency RMBS portfolio comprised of Agency fixed-rate RMBS and Agency ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Agency fixed-rate RMBS have been primarily backed by 15-year and 30-year residential fixed-rate mortgage loans, while the Agency ARMs have primarily included interest reset periods up to 120 months. In managing our portfolio of Agency RMBS, we historically employ leverage through the use of repurchase agreements to generate risk-adjusted returns. In an effort to manage the Company’s portfolio through the significant disruption in the financial markets in March 2020 and to improve its liquidity, the Company liquidated its Agency RMBS portfolio. However, even prior to March 2020, the Company’s relative allocation to Agency Securities had declined in recent years as the opportunity in Agency RMBS became less compelling relative to other strategies of focus. As we have in the past, we may use Agency securities as an incubator to redeploy capital into credit assets. At this time, we do not currently own Agency RMBS and do not expect investment in Agency securities to comprise a significant part of our investment portfolio allocation.

Single-Family Rental. We also participate in the U.S. Department of Housing and Urban Development Housing Choice Vouchers program administered by local public housing agencies (“PHAs”) in which we acquire and then rent single-family rental homes to families that are eligible. We target PHA’s with programs that help families with children move into high-opportunity neighborhoods with low poverty, high-performing schools, low crime and strong community resources. The goal of the program is to promote better health and life satisfaction for these families. As of December 31, 2021, we owned 140 single-family rental properties, the majority of which are located in Illinois.

Multi-Family Investments

We first began investing in multi-family credit assets in 2011. We seek to position our multi-family credit investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States, although our preferred and joint venture equity and mezzanine loan investments tend to be concentrated primarily in the southern and southeastern United States, as these regions currently tend to benefit from growing demand and an acute shortage in housing. We generally focus on middle market multi-family apartment communities with 150 to 300 units located in secondary and tertiary markets that might benefit from strategic value-added improvements. In general terms, we expect that our multi-family credit investments will principally be in the form of preferred and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, and multi-family CMBS.

With respect to our preferred equity and mezzanine loan investments (collectively, "Mezzanine Lending") and joint venture equity investments where we participate as a capital partner, we generally pursue multi-family properties with unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that will lead to net cash flow growth and capital gains and which may benefit from the expertise of our asset management team. Generally, we target investments in multi-family properties that are or have been:

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

Preferred Equity. We currently own, and expect to originate in the future, preferred equity investments in entities that directly or indirectly own multi-family properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first-mortgage loan on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Our preferred equity investment may also have minimum profit hurdles or other mechanisms to protect and enhance returns in the event of early repayment. Preferred equity typically has loan-to-value ratios of 60% to 95% when combined with the first-mortgage loan amount. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the first-mortgage loan on the property, and we intend to hold these investments until the mandatory redemption date.

Mezzanine Loans. We have made in the past, and may make in the future, mezzanine loans that are senior to the operating partner’s equity in, and subordinate to a first-mortgage loan on, a multi-family property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees or collateral unrelated to the property.

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

Joint Venture Equity. As of December 31, 2021, we owned joint venture equity investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pro rata basis between us and our operating partners. Typically we provide between 70% and 95% of the total common equity capital for the joint venture, with our operating partner providing the balance of the common equity capital. We may also participate in these property investments as a general partner or manager or co-general partner or manager, which may provide us with the ability to earn a promote upon disposition of the asset. Due to certain control provisions, we may consolidate certain joint ventures into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets.

In December 2021, we entered into a joint venture that presently owns 11 multi-family properties in seven states, including Texas, Florida, and Tennessee. We are a co-manager of the joint venture and, as of December 31, 2021, owned an approximate 20% common equity interest in the joint venture. We also held approximately $114.8 million of preferred equity interests in this joint venture as of December 31, 2021. Pursuant to the terms of the operating agreement for the joint venture, subject to certain conditions, the other investors in the joint venture have the ability to sell their ownership interests to us, at their election, on an annual basis at the current fair value of the interests in the joint venture.

Multi-Family CMBS. Our portfolio of multi-family CMBS has been comprised of (i) first loss PO securities issued by certain multi-family loan K-series securitizations sponsored by Freddie Mac and (ii) certain IOs and/or mezzanine securities issued by these securitizations. Prior to March 2020, our investments in first loss POs were a significant contributor to our earnings. In response to the significant disruption in the financial markets in March 2020 associated with the COVID-19 pandemic, we sold our portfolio of first loss POs and have not re-entered the market for first loss POs since that time. However, should market and financing opportunities re-emerge making this asset class attractive again, we may again pursue these investments. Our investments in these privately placed first loss POs generally represented 7.5% of the overall securitization which typically initially totaled approximately $1.0 billion in multi-family residential loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Our first loss POs were typically backed by fixed-rate balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is ten to fifteen years from the date the underlying mortgage loans are originated. Moreover, each first loss PO of multi-family CMBS in our portfolio was typically the most junior of securities issued by the securitization, meaning it would absorb all losses in the securitization prior to other more senior securities being exposed to loss. As a result, prior to the purchase of these securities, we typically complete a credit analysis and due diligence. In addition, as the owner of the first loss PO, the Company had the right to participate in the workout of any distressed property in the securitization. We believe this right provided the Company with an opportunity to mitigate or reduce any possible loss associated with the distressed property. The IOs that we owned represented a strip off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We may also invest in and own the mezzanine tranche of multi-family CMBS that sit below the more senior CMBS in terms of priority. Our investment in these mezzanine securities may involve the use of some form of leverage in order to generate attractive risk-adjusted returns on these securities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations were generally underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, these securities are not guaranteed by Freddie Mac.

Investments in Agency CMBS. We have also invested in Agency CMBS, primarily comprised of senior securities issued by certain multi-family loan K-series securitizations sponsored and guaranteed by Freddie Mac. As of December 31, 2021, we did not own any Agency CMBS.

Other Investments

Although it represents a significantly smaller portion of our overall investment portfolio, we also own ABS, an equity investment in an entity that originates residential loans and an equity investment in an entity that owns and manages single-family rental properties.

We have made, and may in the future make, investments in the debt and/or equity of other entities engaged in single-family loan-related businesses, such as loan originators. In connection with investments in loan originators, we may also enter into flow agreements that will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement.

In the future, we may also acquire investments that are structured with terms that reflect a combination of the investment structures described above. We also may invest, from time to time, based on market conditions, in other multi-family investments, structured investments in other property categories, equity and debt securities issued by entities that invest in residential and commercial real estate or in other mortgage-, real estate- and credit-related assets, subject to maintaining our qualification as a REIT or otherwise.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we have in the past relied primarily on a combination of short-term and longer-term repurchase agreements and structured financings, including CDOs, longer term senior and subordinated debt, and convertible notes. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets during March 2020, we have placed, and looking forward, expect to place, a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. We still expect to utilize some level of repurchase agreement financing as we do currently, but expect repurchase agreement financing, particularly short-term agreements to represent a smaller percentage of our financing relative to historic levels and/or to utilize facilities where the terms provide for less liquidity and financing risk. While longer-termed financings may involve greater expense relative to repurchase agreement funding that exposes us to mark-to-market risks, we believe, over time, this weighting towards longer-termed financings may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020. To this end, we have completed seven non-recourse securitizations and two non-mark-to-market repurchase agreement financings with new and existing counterparties since the first quarter of 2020. We intend to continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

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

As of December 31, 2021, our total company recourse leverage ratio, which represents our total debt divided by our total stockholders' equity, was approximately 0.4 to 1. Our company recourse leverage ratio does not include debt associated with the CDOs or other non-recourse debt, such as mortgages payable on real estate, for which we have no obligation. Our portfolio recourse leverage ratio, which represents our outstanding repurchase agreements divided by our total stockholders' equity, was approximately 0.2 to 1 as of December 31, 2021. We monitor all at-risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

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

The repurchase agreements we have historically used to fund the purchase of residential loans and investment securities typically have terms ranging from 30 days to 12 months and bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short-term market interest rate used to determine short term loan rates, or an index that is expected over time to be closely correlated to changes in LIBOR. We currently have no outstanding repurchase agreements that finance our investment securities. In most cases under repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged. As noted above, we have entered into two repurchase agreements that are not subject to margin calls upon changes in market value of the pledged collateral.

We may consolidate certain multi-family joint venture investments into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts.

For more information regarding our outstanding financing instruments at December 31, 2021, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

We may use interest rate swaps to hedge any variable cash flows associated with our borrowings. We typically pay a fixed rate and receive a floating rate based on one- or three-month LIBOR, or an index that it expected over time to be closely correlated to changes in one- or three-month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps and currently do not have any hedges in place. We may use TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency securities investment strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk.

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

Competition

We believe that our principal competitors in the business of acquiring and holding residential mortgage assets of the types in which we invest are financial institutions, such as banks, specialty finance companies, insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage REITs. Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as we are. In addition, many of these entities have greater financial resources and access to capital than we have. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

Human Capital

As of December 31, 2021, we had 64 full-time employees and one part-time employee located in offices in New York, New York, Charlotte, North Carolina and Woodland Hills, California. Our employees include investment portfolio and finance professionals, asset management and servicing professionals, accountants, analysts, administrative staff and our corporate management team. We believe that our employees are our greatest asset and recognize that our achievements and growth as a business are made possible by the recruitment, hiring, training, development and retention of our dedicated employees. As part of our ongoing business, we evaluate and modify our internal processes to improve employee engagement, productivity and efficiency, which benefits our operations. Moreover, our employees are offered regular opportunities to participate in professional development programs and opportunities that may improve employee engagement, effectiveness and well-being.

We endeavor to maintain workplaces that are inclusive and free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct in this regard. We also strive to have a workforce that reflects the diversity of qualified talent that is available in the markets in which our offices are located. As of December 31, 2021, women comprised 25% of our total workforce, while 35% of our employees self-identify as being ethnically diverse. In addition, 50% of our named executive officers are diverse based on gender or ethnicity and 50% of our Board of Directors is diverse based on gender, race or ethnicity. We also recognize the importance of experienced leadership. As of December 31, 2021, the average tenure for our team of executive officers was twelve years. Additionally, our Compensation Committee will take into account our ESG performance when assessing the performance of our Chief Executive Officer and President and our Executive Chairman under the qualitative component of our 2022 Annual Incentive Plan, which is part of our executive compensation program.

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

Fostering Company Culture and Providing Support to Employees During COVID-19 Pandemic. We are committed to maintaining a healthy environment for employees and their families, which has continued in the face of the COVID-19 pandemic. Unlike many companies across industries, since the pandemic began, the Company has not laid off or furloughed any employees or otherwise reduced employee compensation due to the COVID-19 pandemic. In accordance with local and state government guidance and social distancing recommendations, a substantial majority of our employees have worked remotely since March 2020. To protect and foster our corporate culture during the COVID-19 pandemic, we regularly schedule virtual company-wide meetings and host virtual team building activities.

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

• changes in our relationships with and/or the performance of our operating partners;

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

Item 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our securities.

COVID-19 Pandemic-Related Risks
•The market and economic disruptions caused by COVID-19 have negatively impacted our business and the continuation of this pandemic or future epidemics or pandemics and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks described herein, and may significantly disrupt the markets in which we operate or rely for investments or funding or the operating and/or financial conditions of our operating partners, tenants or borrowers, any of which could materially adversely impact our business, the fair value of our assets, our results of operations, financial condition and ability to make distributions to our stockholders.

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
•Our investments may include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and residential loans that have greater risk of loss than other investments.
•Our portfolio of business purpose loans represents a growing portion of our overall investment portfolio, and such loans expose us to new and different risks from our traditional investments in residential mortgage loans.
•We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for majority of our investments.
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
•Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.
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
•Uncertainty regarding LIBOR may adversely impact our borrowings and assets.
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

Tax Risks
•Failure to remain qualified as a REIT would adversely affect our operations and ability to make distributions.
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
•Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or preferred equity.
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

COVID-19 Pandemic-Related Risks

The market and economic disruptions caused by COVID-19 have negatively impacted our business and the continuation of this pandemic or future epidemics or pandemics and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks described herein, and may significantly disrupt the markets in which we operate or rely for investments or funding or the operating and/or financial conditions of our operating partners, tenants or borrowers, any of which could materially adversely impact our business, the fair value of our assets, our results of operations, financial condition and ability to make distributions to our stockholders.

Since March 2020, the onset and evolution of the pandemic and worldwide spread of COVID-19 has disrupted the U.S. and global economies, has caused significant volatility, illiquidity and dislocations from time to time in the financial markets and continues to pose significant risk and uncertainty to the economy and financial markets. Several countries, including the United States, took steps to restrict travel, temporarily close businesses and issue quarantine orders to control its spread.

As a result, the COVID-19 pandemic and the government reaction to it negatively affected almost every industry directly or indirectly, including our industry, resulting in lost business revenue and significant volatility in liquidity markets and the fair value of many assets, including those in which we invest. During March and April 2020, markets for mortgage-backed securities (“MBS”) and other credit-related assets experienced significant volatility, widening credit spreads and sharp declines in liquidity, which materially adversely impacted our investment portfolio. A significant portion of our investment securities portfolio and residential loan portfolio was previously pledged as collateral under daily mark-to-market repurchase agreements. Fluctuations in the value of our portfolio of MBS and whole loans, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our MBS portfolio in 2020, for which we recorded significant realized losses. In addition, as a result of the disruptions in the financial markets caused by the COVID-19 pandemic, we recorded a significant amount of unrealized losses during 2020 due to declines in the fair value of many of our assets.

The COVID-19 pandemic (or a future epidemic or pandemic) and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it could have a material and adverse effect on or cause disruption to our business or results of operations, financial condition, ability to make distributions to our stockholders and the market value of our assets or our securities due to, among other factors:

•declines in or disruptions to the economy or financial markets that may result in a recession, which could adversely affect the operating and/or financial conditions of our operating partners, tenants or borrowers and their ability to satisfy their obligations to us or others in full, or at all, or to otherwise seek modifications of such obligations;

•greater stress placed on our loan servicers’ and third-party service providers’ finances, operations and human capital, which, in turn, may make it more difficult for the loan servicers and other third-party service providers we rely on to perform a variety of services for us;

•an inability to access debt and equity capital on favorable terms, if at all, or a severe disruption of and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund our business operations, including margin calls, investment opportunities, refinance existing debt or redeem preferred equity or may reduce our ability to make distributions to our stockholders and increase our future interest expense;

•declines in business activity and demand for real estate would adversely affect the fair value of many of our assets and our ability to successfully execute our investment strategies or expand our portfolio;

•financial impacts could negatively affect our future compliance with financial and other covenants of our financing arrangements and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt;

•the potential negative impact on the health of our employees or our Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our offices, could result in a deterioration in our ability to ensure business continuity during a disruption; and

•the precipitation or exacerbation of one or more of the other risks described elsewhere herein.

In light of the economic environment related to the COVID-19 outbreak, the market for mortgage-related, residential housing-related and credit-related assets may continue to experience significant volatility, illiquidity and dislocations that may result in our recording additional realized and unrealized losses and/or experiencing financial distress in the future, which may adversely affect our result of operations, financial condition, liquidity and ability to make distributions to our stockholders.

Measures intended to prevent the spread of COVID-19 have disrupted our business operations.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, a significant number of our employees are working remotely or coming into the office on a more limited basis. If our employees are unable to work effectively as a result of COVID-19 or any future endemic, pandemic, natural disaster or other work disruption, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cyber-security incidents and cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

Risks Related to Our Business

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio. Changes in the market values of investment securities available for sale where the Company elected the fair value option and residential loans at fair value will be reflected in earnings and changes in the market values of investment securities available for sale where the Company did not elect the fair value option will be reflected in stockholders’ equity. As a result, a decline in market values of assets in our investment portfolio may reduce the book value of our assets.

A decline in the market value of our interest-bearing assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan, which would reduce our liquidity and limit our ability to leverage our assets. In addition, if we are, or anticipate being, unable to post the additional collateral, we may have to sell the assets at a time when we might not otherwise choose to do so. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate or make more difficult our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders. Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur realized losses.

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

As of December 31, 2021, 100.0% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process and due diligence efforts may not be effective. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

The value of the properties we own interests in or that are collateralizing or underlying the loans, securities or interests we own may decline. The frequency of default and the loss severity on our assets upon default may be greater than we anticipate. Credit sensitive assets that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans or other investments becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

Rising interest rates generally reduce economic activity, which, in turn, generally reduces the demand for mortgage loans due to the higher cost of borrowing and new construction redevelopment or renovation. A reduction in the volume of mortgage loans originated or in new construction, redevelopment or renovation of multi-family properties may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. Rising interest rates may also cause our targeted assets that were issued, originated or acquired prior to an interest rate increase to experience a decline in their fair value or provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is sufficiently above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders will be materially and adversely affected.

In addition, a portion of the RMBS and residential loans we invest in may be comprised of ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on our securities backed by ARMs or residential loans comprised of ARMs in our portfolio. This problem is magnified for securities backed by or residential loans comprised of ARMs and hybrid ARMs that are not fully indexed. Further, certain securities backed by or residential mortgage loans comprised of ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on securities backed by or residential mortgage loans comprised of ARMs and hybrid ARMs, may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on the residential loans we own and those that underlie our RMBS and some of the multi-family real estate investments and loans we originate or acquire is difficult to predict and is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans.

In general, “premium” assets (assets whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium assets carry will be earned for a shorter period of time. Generally, “discount” assets (assets whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Because our portfolio is comprised of both discount assets and premium assets, our portfolio may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes.

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

Some of the multi-family real estate investments and loans we may originate or that underlie our CMBS may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower or operating partner to extend the term of the loan or instrument beyond the originally scheduled maturity. Because the decision to prepay or extend such a multi-family loan or instrument is typically controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Our portfolio of assets may at times be concentrated in certain asset types or secured by properties concentrated in a limited number of real estate sectors or geographic areas, which increases, with respect to those asset types, property types or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general.

We are not required to observe any specific diversification criteria. As a result, our portfolio of assets may, at times, be concentrated in certain asset types that are subject to higher risk of delinquency, default or foreclosure, or secured by properties concentrated in a limited number of real estate sectors or geographic locations, which increases, with respect to those sectors or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general, thereby increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these asset or property types perform poorly or the states or regions in which these properties are located are negatively impacted.

As of December 31, 2021, approximately 16.8% of our total investment portfolio represented direct or indirect investments in multi-family properties. Our direct and indirect investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property, which is impacted by numerous factors. See “Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.” To the extent any of these factors materially adversely impact the multi-family property sector or the geographic regions in which we invest, the market values of our multi-family assets and our business, financial condition and results of operations may be materially adversely affected.

Similarly, as of December 31, 2021, approximately 79.6% of our total investment portfolio was comprised of residential loans and non-Agency RMBS. Moreover, as of December 31, 2021, significant portions of the properties that secure our residential loans, including loans that secure Consolidated SLST, were concentrated in California, Florida, Texas and New York, among other states. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns relating generally to such region, type of borrower, asset or sector may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders.

Our investments may include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.

Our investments include or may include subordinated tranches of CMBS, RMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of multi-family or other commercial mortgage loans, residential mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with liquid investment, as was the case with certain asset classes in March 2020 during the market disruption caused by the COVID-19 pandemic. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2021, our portfolio included approximately $344.3 million of subordinated non-Agency RMBS, including $213.8 million of first loss securities, and $39.7 million of first loss ABS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.

Residential loans are subject to increased risks of loss.

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

Our portfolio of business purpose loans represents a growing portion of our overall investment portfolio, and such loans expose us to new and different risks from our traditional investments in residential mortgage loans.

A growing portion of our portfolio of loans is made up of business purpose loans. Business purpose loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Moreover, in the case of business purpose loans made to a borrower who then rents the property to a tenant, local, state or federal government eviction proceeding requirements may delay foreclosure or liquidation proceedings or cause us to incur additional expense. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent business purpose loan borrowers that have been negatively impacted by the COVID-19 pandemic or otherwise do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of business purpose loans we own will likely be impaired, and business purpose loan borrowers that have been negatively impacted by the COVID-19 pandemic or otherwise may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

A portion of our business purpose loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly-leveraged or the borrower experiences financial distress. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

If restructuring is not successful, we may find it necessary to foreclose on the underlying property, and the foreclosure process may be lengthy and expensive, including out-of-pocket costs and increased use of our internal resources. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the loan and could, in aggregate, have a material and adverse effect on our business, results of operations and financial condition.

Additionally, business purpose bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these business purpose bridge loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a conventional mortgage to repay a business purpose bridge loan. Business purpose bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the loan. Business purpose bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under business purpose bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for majority of our investments

We have elected the fair value option accounting model for the majority of our investments. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results, similar to the volatility we experienced in 2020 at the height of the COVID-19-related market dislocations. There can be no assurance that such volatility in periodic financial results will not occur during 2022 or in future periods.

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

We own and originate mezzanine loans, which are loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. We also own and make preferred equity investments in entities that own property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in case of a mezzanine loan, or all senior and subordinated debt, in case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements, which in this case are arrangements between the lender of the senior loan and the mezzanine lender or preferred equity investor that stipulate the rights and obligations of the parties, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity investors. As a result, we may not recover some or all of our investment, which could result in significant losses.

Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.

Our investments in multi-family properties are subject to risks of delinquency, default and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of a single-family residential property. The ability of a borrower to repay a loan or obligation secured by, or an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, on a timely basis or at all, or our ability to receive adequate returns on our investment, may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

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

•the potential for uninsured or underinsured property losses; and

•the risks particular to real property, including those described in “-Our real estate and real estate-related assets are subject to risks particular to real property.”

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. Similarly, the CMBS, mezzanine loan and preferred and joint venture equity investments we own may be adversely affected by a default on any of the loans or other instruments that underlie those securities or that are secured by the related property. See “- Our investments may include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.”

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

We have and may in the future make mezzanine loans to or preferred or joint venture equity investments in owners of multi-family properties. We consider such owners to be our operating partners with respect to the acquisition, improvement or financing of the underlying properties, as the case may be. We may also make investments in properties through operating agreements, partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•operating partners may share certain approval rights over major decisions;

•our operating partners may have economic or business interests or goals that are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•we may be limited in our ability to dispose of or refinance properties on a timely basis without financial penalty or at all;

•our operating partner in a property might become insolvent, bankrupt or otherwise refuse or be unable to meet its obligations to us or the venture (including its obligation to make capital contributions or property distributions when due);

•we may incur liabilities as a result of an action taken by one of our operating partners;

•one of our operating partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;

•disputes between us and our operating partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business, which may subject the properties owned by the applicable joint venture to additional risk;

•our operating partners obtain blanket property casualty and business interruption insurance insuring properties we own jointly and other properties in which we have no ownership interest and as a result, claims or losses with respect to properties owned by our operating partners but in which we have no interest could significantly reduce or eliminate the insurance available to properties in which we have an interest;

•our operating partners may not perform their property oversight responsibilities;

•under certain of our arrangements, neither partner may have control, and an impasse could be reached which might have a negative influence on our investment; and

•we rely on our operating partners to provide us with accurate financial information regarding the performance of the properties underlying our preferred equity, mezzanine loan and joint venture investments on a timely basis to enable us to satisfy our annual, quarterly and periodic reporting obligations under the Exchange Act and our operating partners and the entities in which we invest may have inadequate internal controls or procedures that could cause us to fail to meet our reporting obligations and other requirements under the federal securities laws.

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce our investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Pursuant to the operating agreement for one of our joint venture investments, subject to certain conditions, third party investors have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase such interests for cash. We may not have sufficient cash, available borrowing capacity or other capital resources to allow us to finance the purchase of such interests, which may cause us to breach our obligations under the operating agreement, or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. Finally, we may not be able to sell our interest in a venture if we desire to exit the venture.

Our business is subject to risks particular to real property and real estate-related assets.

We own assets secured or backed by, or closely connected to, real estate, and to a lesser extent real estate assets, and expect in the future to continue to acquire, own and manage these assets. Real estate and real estate-related assets are subject to various risks, including:

•acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•acts of domestic or international war or terrorism, social unrest and civil disturbances, including the consequences thereof, such as materially negative impacts on U.S. economic and market conditions;

•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics and health crises, such as the recent outbreak of COVID-19;

•changes in federal, state or local governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with federal, state or local laws and regulations, fiscal policies and ordinances; and

•adverse developments or conditions resulting from or associated with climate change.

The occurrence of any of the foregoing or similar events may result in damage to or destruction of the underlying assets and may materially adversely affect the financial, capital, credit and/or real estate markets in which we operate, generally, or real estate or rental markets more locally, any of which could reduce the returns on, or fair values of, our assets or impair our ability to finance our business on favorable terms or at all. Consequently, the occurrence of any of the foregoing could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs) and non-performing loans (or NPLs). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If we foreclose on underlying properties, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them.

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

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations, meet financial obligations, and finance asset acquisitions. However, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including most recently in 2020 as a result of the ongoing COVID-19 pandemic, that have generally negatively impacted the availability of credit from time-to-time. Continued volatility or disruption in the credit or finance markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, to increase the costs of that financing or make the terms less attractive, or to become insolvent.

Although we finance some of our assets with longer-term financing, we have also historically relied on access to short-term borrowings in the form of repurchase agreements to finance our investments. Because our repurchase agreements typically have terms of one year or less, our repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

We use repurchase agreements to finance a portion of our investments. In certain cases, these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. In these cases, a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times or prices and terminate our ability to borrow. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, late in the first quarter of 2020, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties, resulting in us having to pay cash and securities to satisfy margin calls that were well beyond historical norms. Events of this type, were they to occur again in the future, could have a material adverse impact on our liquidity and could lead to significant losses, a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

We leverage our equity, which can exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We leverage our equity through borrowings, generally through the use of repurchase agreements, longer-term structured debt, such as CDOs and other forms of secured debt, or corporate-level debt, such as senior unsecured notes and convertible notes. We may, in the future, utilize other forms of borrowing. The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. We have historically used leverage to increase the size of our portfolio in order to enhance our returns. As discussed above, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including as a result of the ongoing COVID-19 pandemic, that has generally negatively impacted the availability and terms of financing from time-to-time. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations and recourse structured financings of our investments in residential loans or investment securities to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. Some securitizations are treated as financing transactions for GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle (“SPE”), the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. In exchange for conveying assets to the SPE, we may receive the ownership certificate or residual interest in the securitization and we frequently retain a subordinated interest in the securitization as well. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. There can be no assurance that we will be able to access the securitization markets in the future, or be able to do so at favorable rates, to finance the assets we accumulate as part of our investment strategy. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

In addition, under the terms of the securitization or structured financing, we may have limited or no ability to sell, transfer or replace the assets transferred to the SPE, which could have a material adverse effect on our ability to sell the assets opportunistically or during periods when our liquidity is constrained or to refinance the assets. Under the terms of these financings, some of which have terms of up to forty years, we have in the past and may in the future agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the SPE has matured or been repaid, which could reduce our liquidity and our cash available for distribution to our stockholders. As part of our financing strategy, we have in the past and may in the future guarantee certain terms or conditions of these financings, including the payment of principal and interest on the debt issued by the SPE, the cash flows for which are typically derived from the assets transferred to the entity. If a SPE defaults on its obligations and we have guaranteed the satisfaction of that obligation, we may be materially adversely affected.

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

The repurchase agreements that finance a portion of our investment portfolio and certain of our other existing financing arrangements, including our senior unsecured notes, and those we enter into in the future, may contain financial covenants. The negative impacts on our business caused by significant market disruptions, including those caused by COVID-19, have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

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

Subject to compliance with the requirements to maintain our qualification as a REIT, we may engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, interest rate swaptions, Eurodollars and U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.

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

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, changes in monetary policy, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, global pandemics such as the COVID-19 pandemic and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and financial markets. The residential and commercial mortgage markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008 and again by the significant market disruption in March and April 2020 resulting from the COVID-19 pandemic, the severity of which, in each case, was largely unanticipated by the markets, and there can be no assurance that such adverse markets will not occur or continue in the future.

In addition, an economic slowdown or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply or experience higher vacancy rates. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners may generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, the loans underlying certain of our investment securities or the multi-family properties that we finance or in which we invest, default or become delinquent on their obligations, we may incur material losses on those loans or investments. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. In addition, the deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our assets or cause us to experience losses related thereto, which may adversely affect our results of operations or book value, the availability and cost of credit and our ability to make distributions to our stockholders.

We cannot predict the effect that government policies, laws and interventions adopted in response to the COVID-19 pandemic or the impact that future changes in the U.S. political environment, governmental policy or regulation will have on our business and the markets in which we operate.

The U.S. government and the Federal Reserve have taken significant actions to support the economy and the continued functioning of the financial markets in response to the COVID-19 pandemic through multiple relief bills. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect our business and the efficiency, liquidity and stability of financial and mortgage markets.

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

In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to concerns surrounding the burgeoning U.S. Government budget deficit. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with some of the targeted assets in our portfolio, such as Agency RMBS and Agency CMBS. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

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

Fannie Mae, Freddie Mac and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically, or the U.S. Government significantly reduced its support for any or all of them which would drastically reduce the amount and type of MBS and residential loans available for purchase, we may be unable or significantly limited in our ability to acquire certain of our targeted assets, which, in turn, could negatively impact our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of MBS issued by these GSEs and could have broad adverse market implications for the MBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the MBS and other assets that we own or seek to acquire. In addition, any market uncertainty that arises from any such proposed changes, or the perception that such changes will come to fruition, could have a similar impact on us and the values of the MBS and other assets that we own.

Uncertainty regarding LIBOR may adversely impact our borrowings and assets.

Our repurchase agreements, subordinated debt, mortgage debt related to our consolidated multi-family properties, Series D Preferred Stock, Series E Preferred Stock and certain of our floating rate assets, particularly residential loans, are linked to LIBOR, which has been the subject of recent reform. The U.K. Financial Conduct Authority, the regulator of LIBOR, stopping publishing USD LIBOR for the one week and two month USD LIBOR tenors on December 31, 2021 and intends to stop publishing the remainder of USD LIBOR tenors on June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to USD LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities, and is observed and backward looking, whereas USD LIBOR is an estimated forward-looking rate that relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. It is uncertain at this time if the remaining tenors of USD LIBOR will cease to exist prior to June 30, 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates such as SOFR will gain market acceptance as a replacement for LIBOR.

We may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Revenue Procedure 2017-45 authorized elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On November 30, 2021, the IRS issued Revenue Procedure 2021-53, which temporarily reduced (through June 30, 2022) the minimum amount of the distribution that must be available in cash to 10%. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholder may be required to pay tax in excess of the cash that they receive.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Rather, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.

To maintain our qualification as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In order to meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that property held by our joint ventures or partnerships or limited liability companies in which we have a preferred equity interest, certain loans that we are treating as owned for U.S. federal income tax purposes and property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor in the future or that we will be able to avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may contribute those assets to one of our TRSs and conduct the marketing and sale of those assets through that TRS. No assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or preferred equity.

We own certain non-managing member interests in partnerships and limited liability companies that are joint ventures, as well as preferred equity investments treated as partnership interests for U.S. federal income tax purposes, and we intend to acquire similar interests in the future. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, or subject us to the prohibited transactions tax, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were able to qualify for a statutory REIT “savings” provision, which could require us to pay a significant penalty tax to maintain our REIT qualification.

Our joint ventures and the partnerships and limited liability companies in which we hold a preferred equity interest may be limited in their ability to provide services to tenants by the REIT rules or such services may have to be provided through a TRS.

As a REIT, we generally cannot provide services to tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services, including with respect to tenants at properties held by a joint venture of ours or a partnership or limited liability company in which we hold a preferred equity interest. If certain noncustomary services cannot be provided to tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, such non-customary services may be provided to tenants, and we may share in the revenue from such services, if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

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

Prospective stockholders are urged to consult with their tax advisors with respect to potential changes to the tax laws and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

General Risk Factors

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, acts of violence or war, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, acts of violence or war, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to materially adverse declines in the market values of our assets, illiquidity in our investment and financing markets and our ability to effectively conduct our business.

We face possible risks associated with the effects of climate change and severe weather.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations. To the extent that climate change impacts changes in weather patterns, properties in which we hold a direct or indirect interest could experience severe weather, including, without limitation, hurricanes, tornadoes, severe winter storms, and flooding due to increases in storm intensity and rising sea levels, among other effects. Over time, these conditions could result in decreased property values which in turn could negatively affect the value of the assets we hold. Relatedly, geographical concentrations in our portfolio, to include mortgages, mortgage securities, and investments in real properties, may present certain vulnerabilities to the impacts of localized weather conditions resulting from climate change, such as increased coastal flooding or prolonged droughts in arid regions. There can be no assurance that climate change and severe weather will not have a material adverse effect on our operations, the properties that we invest in or underlie our assets, the residential homes we acquire through foreclosure, or our business.

There are also increasing financial risks linked to climate change which could impact our portfolio and the availability of the assets we target for investment. With increasing attention and activism concerning the need to shift toward renewable energy sources as a result of climate change, it is possible that less capital will be allocated to originating our targeted assets or the terms for these assets may become less attractive to us in the future, which may limit and/or reduce our opportunities for investment, which, in turn, could reduce the diversification of our portfolio and adversely affect our earnings. Relatedly, to the extent that climate change impacts meteorological conditions potentially leading to damage and reductions in the value of our properties or the collateral underlying our assets, this may result in increased interest rates for mortgages paired with decreased adequate insurance coverage for the properties we choose to invest in or that underlie our assets. These climate-related financial risks could, in turn, lead to reductions in our revenues and increased rates of default or delinquency and/or decreased recovery rates on our assets, any of which could cause a decline in the market value of our common stock and negatively impact our ability to pay dividends to our stockholders.

Increasing attention to environmental, social, and governance (ESG) matters may impact our business.

Increasing attention to, and social expectations on businesses to address, climate change and other environmental and social impacts, alongside investor and societal explanations regarding voluntary ESG disclosures, may result in increased costs in order for us to comply and decreased access to capital. Moreover, increasing attention to climate change and its associated risks may also lead to the expectation of voluntary ESG disclosures from our industry, which may cause a reduction in the production or origination of certain of our targeted assets or changes that make the returns on these assets less attractive, including residential mortgages, MBS and/or direct or indirect investments in real properties, and could negatively impact our portfolio and our results of operations, financial condition and our ability to pay dividends to our stockholders.

Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative sentiment toward us or the assets in which we invest and to the diversion of investments more in line with environmental sustainability, which could have a negative impact on our access to and costs of capital.

We are dependent on certain key personnel.

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer and President, Jason T. Serrano, and certain other key individuals employed by us. The sudden loss of Mr. Serrano or any key personnel of our Company could have a material adverse effect on our operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company has residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans, single-family rental homes and consolidated multi-family apartment communities.

The following table provides summary information regarding our consolidated multi-family apartment communities as of December 31, 2021.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	95.2%	248	$1,189	82.9%
Birmingham, AL	2	97.1%	693	1,276	75.2%
Brandon, FL	1	94.7%	285	1,146	88.3%
Collierville, TN	1	95.4%	324	1,347	79.2%
Columbia, SC	1	92.0%	276	916	83.9%
Dallas, TX	2	95.0%	401	1,681	84.3%
Fort Myers, FL	1	86.4%	338	1,178	89.7%
Fort Worth, TX	1	96.1%	256	966	80.2%
Gainesville, FL (3)	1	91.4%	1,115	500	96.6%
Houston, TX	2	94.9%	432	1,263	84.3%
Little Rock, AR	1	96.0%	202	1,149	85.3%
Louisville, KY	1	98.3%	300	1,247	83.6%
Orlando, FL	1	95.5%	220	1,243	82.9%
Pearland, TX	2	95.3%	234	1,399	67.2%
San Antonio, TX	2	91.2%	684	1,151	79.7%
St. Petersburg, FL	1	97.2%	326	2,062	74.7%
Tampa, FL	1	93.0%	400	1,151	86.1%
Total Count/Average	22	93.9%	6,734	$1,156	81.7%

(1)Represents average monthly rent per unit.
(2)Represents loan-to-value ("LTV") of the underlying properties.
(3)Units in this market include student housing beds.

Additional information on our single-family rental homes and consolidated multi-family apartment communities is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K, which is incorporated herein by reference.

As of December 31, 2021, our principal executive and administrative offices are located in leased space at 90 Park Avenue, Floor 23, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2021, we had 379,405,240 shares of common stock outstanding and there were approximately 83 holders of record of our common stock, which does not reflect the beneficial ownership of shares held in nominee name, which we are unable to estimate.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	7,185,138	$—	31,367,872

Performance Graph

The following line graph sets forth, for the period from December 31, 2016 through December 31, 2021, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices was $100 as of December 31, 2016 and (ii) the reinvestment of all dividends.

	12/16	12/17	12/18	12/19	12/20	12/21

New York Mortgage Trust, Inc.	100.00	105.99	115.44	138.89	88.73	98.18
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
FTSE Nareit Mortgage REITs	100.00	119.79	116.77	141.67	115.09	133.08

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a REIT for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets, including joint venture equity investments in multi-family apartment communities. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

Executive Summary

The global pandemic associated with COVID-19 and its related economic conditions have caused and continue to cause disruption in the U.S. and world economies. During the initial months of the pandemic in 2020, financial and mortgage-related asset markets came under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. As a result of and in response to these conditions, we significantly reduced the size of our investment portfolio and portfolio leverage during 2020. Since that time, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels while reducing our exposure to investment securities. During 2021, we funded the acquisition or origination of $2.1 billion of investments, including $1.6 billion of residential loans and $306.9 million of new structured multi-family investments, while disposing of $432.6 million of investment securities that tend to rely on short-term callable mark-to-market financing, with accelerated activity in the fourth quarter of 2021 that generated new investments of $851.0 million, including $606.2 million of residential loans and $188.6 million of new structured multi-family investments. On a net basis, investments increased by approximately $368.3 million during the year ended December 31, 2021, with prepayments and redemptions fueled, in part, by the low interest rate environment, offsetting some of our investment activity.

Since the market disruption and through the date hereof, we have continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet to put us in a position to capture superior market opportunities. During this time, we have focused on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financings, and reduced our exposure to short term, callable mark-to-market repurchase agreement financing (with generally terms of 30 days of less). As of December 31, 2021, we reduced our mark-to-market repurchase agreement financing by 83% from December 31, 2019 levels and have completed multiple securitization financings, including two securitization financings subsequent to December 31, 2021. In addition, we took advantage of the lower interest rate environment and accessed the market with three capital markets transactions. In April 2021, we completed a private placement of $100.0 million of rated senior unsecured notes with a 5-year term at an interest rate of 5.75% per annum. In July and November 2021, respectively, we completed an offering of our 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") for net proceeds of approximately $138.6 million and an offering of our 7.000% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Stock") for net proceeds of approximately $72.1 million. We used proceeds from the Series F Preferred Stock and Series G Preferred Stock offerings to redeem our 7.875% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and 7.750% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock"), respectively, thereby lowering the weighted average cost of the capital represented by the redeemed preferred stock by 90 basis points. We expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets.

We intend to focus on asset growth through our core portfolio strengths of single-family residential and multi-family credit assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments currently include (i) residential loans and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, as well as joint venture equity investments in multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets. Taking into consideration the flexibility that our strong balance sheet and low cost operating structure provide, we anticipate utilizing a more offensive posture as it relates to investment opportunities in this current higher interest rate environment. In light of current market conditions, we believe there are particularly attractive opportunities to organically grow our portfolios of residential and business purpose loans and structured multi-family investments, which tend to be higher-yielding assets. We also expect to continue to selectively and opportunistically sell certain of our investment securities and residential loans.

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

The Company currently has a hybrid work arrangement, where employees have the option to work from home or in the office. Our investments in technology, business continuity planning and cyber-security protocols have enabled our employees to continue working remotely with limited operational impact and we expect to continue our hybrid work arrangement for the foreseeable future.

Historical Financial Information

The following tables set forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2021, 2020, 2019, 2018 and 2017 have been derived from our historical financial statements. Prior year information has been conformed to current year financial statement presentation.

The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read the information below in conjunction with our historical consolidated financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Interest income	$206,866	$350,161	$694,614	$455,799	$366,087
Interest expense	83,248	223,068	566,750	377,071	308,101
Net interest income	123,618	127,093	127,864	78,728	57,986
Non-interest income (loss)	171,741	(359,792)	94,448	66,480	75,013
General, administrative and operating expenses	104,425	54,563	49,835	41,470	41,077
Net income (loss) attributable to Company's common stockholders	144,176	(329,696)	144,835	79,186	76,320
Basic earnings (loss) per common share	$0.38	$(0.89)	$0.65	$0.62	$0.68
Diluted earnings (loss) per common share	$0.38	$(0.89)	$0.64	$0.61	$0.66
Dividends declared per common share	$0.40	$0.23	$0.80	$0.80	$0.80
Weighted average shares outstanding-basic	379,232	371,004	221,380	127,243	111,836
Weighted average shares outstanding-diluted	380,968	371,004	242,596	147,450	130,343

Selected Balance Sheet Data:

	As of December 31,
	2021	2020	2019	2018	2017
Residential loans	$3,575,601	$3,049,166	$2,961,396	$1,022,784	$492,437
Multi-family loans	120,021	163,593	17,996,791	11,845,402	9,796,341
Investment securities available for sale, at fair value	200,844	724,726	2,006,140	1,512,252	1,413,081
Equity investments	239,631	259,095	189,965	73,466	51,143
Real estate, net	1,017,583	50,532	—	29,704	64,202
Total assets (1)	5,641,698	4,655,587	23,843,369	14,737,638	12,056,285
Repurchase agreements	554,259	405,531	3,105,416	2,131,505	1,425,981
Collateralized debt obligations	1,522,221	1,623,658	17,817,709	11,117,623	9,341,304
Convertible notes	137,898	135,327	132,955	130,762	128,749
Senior unsecured notes	96,704	—	—	—	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Mortgages and notes payable on real estate, net	709,356	36,752	—	31,227	57,124
Total liabilities (1)	3,209,916	2,348,014	21,278,340	13,557,345	11,080,284
Total equity	2,365,390	2,307,573	2,205,029	1,180,293	976,001

(1)Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. Assets and liabilities of the Company's Consolidated VIEs for each of the balance sheet dates presented are included in the following table (dollar amounts in thousands):

	As of December 31,
	2021	2020	2019	2018	2017
Consolidated VIEs
Assets	$2,924,678	$2,150,984	$19,270,384	$11,984,374	$10,041,468
Liabilities	$2,219,830	$1,667,306	$17,878,314	$11,191,736	$9,436,421

Portfolio Update

During the year ended December 31, 2021, we pursued new single-family residential loans and multi-family investments while we opportunistically sold certain investment securities. The following table presents the activity for our investment portfolio for the year ended December 31, 2021 (dollar amounts in thousands):

	December 31, 2020	Acquisitions	Repayments (1)	Sales	Fair Value Changes and Other (2)	December 31, 2021
Residential loans	$1,782,381	$1,581,979	$(858,226)	$(77,127)	$75,712	$2,504,719
Preferred equity investments, mezzanine loans and equity investments (3)	422,688	145,143	(201,328)	—	(6,851)	359,652
Investment securities
Agency RMBS	139,395	—	(10,827)	(123,622)	(4,946)	—
CMBS	186,440	—	(22,869)	(132,797)	2,372	33,146
Non-Agency RMBS	355,666	51,705	(110,300)	(176,166)	7,114	128,019
ABS	43,225	2,006	—	—	(5,552)	39,679
Total investment securities available for sale	724,726	53,711	(143,996)	(432,585)	(1,012)	200,844
Consolidated SLST (4)	212,144	—	—	—	18,200	230,344
Total investment securities	936,870	53,711	(143,996)	(432,585)	17,188	431,188
Equity investments in consolidated multi-family properties (3)	—	261,599	(1,238)	—	1,278	261,639
Other investments (5)	9,434	40,337	—	—	(11,022)	38,749
Total investment portfolio	$3,151,373	$2,082,769	$(1,204,788)	$(509,712)	$76,305	$3,595,947

(1)Includes principal repayments and return of invested capital
(2)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), a write-down on non-Agency RMBS, net amortization/accretion and net loss from real estate attributable to the Company.
(3)Repayments of preferred equity investments, mezzanine loans and equity investments include $72.9 million of preferred equity investments that were recapitalized as joint venture equity investments and included as acquisitions in equity investments in consolidated multi-family properties.
(4)Consolidated SLST is presented on our consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2021 and 2020, respectively, follows (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Residential loans, at fair value	$1,070,882	$1,266,785
Deferred interest (a)	(1,119)	(306)
Less: Collateralized debt obligations, at fair value	(839,419)	(1,054,335)
Consolidated SLST investment securities owned by NYMT	$230,344	$212,144

(a)Included in other liabilities on our consolidated balance sheets as of December 31, 2021 and 2020.

(5)Includes the following balances as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Preferred equity investment in Consolidated VIE	$—	$9,434
Single-family rental properties	38,749	—
Total other investments	$38,749	$9,434

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for mortgage, housing and credit assets in the marketplace, the ability of our operating partners and tenants and the borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Financial and mortgage-related asset market conditions were solid during the fourth quarter of 2021. U.S. stocks finished a record year in 2021 despite historically high inflation, supply chain issues and the emergence of new COVID-19 variants. Overall, U.S. economic activity remained strong in the fourth quarter of 2021, buoyed by increases in corporate and residential fixed investment, high consumer spending and strong employment markets. The U.S. economy experienced a robust recovery in 2021, with the recovery expected to continue into 2022. As was the case for credit-sensitive assets generally across markets, pricing for many of the assets in our investment portfolio during the fourth quarter remained stable.
Thus far in 2022 to date, equity markets have been challenged with investors digesting expected rate hikes in the first half of 2022. Accordingly, fixed-income markets have been similarly impacted with the yield on the 2-year U.S. Treasury note rising 45 basis points as of the end of January. Due to the emergence of new COVID-19 variants, high inflation and expected increases in the federal funds rate, we anticipate markets will continue to experience volatility in 2022.

The market conditions discussed below significantly influence our investment strategy and results, many of which continue to be significantly impacted by the ongoing COVID-19 pandemic:

Select U.S. Financial and Economic Data. The 2021 fiscal year was once again marked by the COVID-19 pandemic and its impact on the global economy and markets generally. For the second year during the COVID-19 pandemic, U.S. stocks saw large gains, with the S&P 500 up 28.7%, an increase over the total return of 18.4% in 2020. The interest rate environment remained relatively stable during 2021 with the Treasury curve steepening and then declining as the Federal Reserve held short-term interest rates near zero throughout the year. On December 31, 2021, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 79 basis points, almost flat with the start of the year. However, as of the end of January 2022, that spread has narrowed to 60 basis points, as markets absorbed a reduction in accommodative monetary policy and expected rate hikes.

Despite the ongoing COVID-19 pandemic and related economic consequences, the U.S. economy strongly rebounded in 2021, with real gross domestic product (“GDP”) increasing by 5.7% for full year 2021, versus a decrease of 3.4% for full year 2020. The fourth quarter of 2021 marked the sixth consecutive quarter of GDP growth following the short but severe recession in 2020. The U.S. economy continues to recover, but may lose momentum if supply chain issues and labor shortages undermine business activity. However, according to the minutes of the Federal Reserve’s December 2021 meeting, Federal Reserve policymakers expect the GDP growth rate to remain strong in 2022 with a median projection for GDP growth at or slightly above 4.0%, while projecting a deceleration in GDP growth in 2023 and 2024.

Labor force participation increased in 2021 as many rejoined the workforce as a result of a strong job market. According to the U.S. Department of Labor, the U.S. unemployment rate declined from 6.7% at the end of December 2020 to 3.9% at the end of December 2021. The number of unemployed persons decreased by 4.5 million year over year to 6.3 million as of December 2021. The labor force participation rate remains lower than pre-pandemic rates, and many employees who left the workforce during the pandemic may not return. As a result, there is a wide disparity between the number of available workers and job openings, resulting in a competitive labor market and rising wages.

Single-Family Homes and Residential Mortgage Market. The residential real estate market maintained robust growth throughout 2021. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for November 2021 showed that, on average, home prices increased 18.3% for the 20-City Composite over November 2020. According to the National Association of Realtors (“NAR”), the median existing-home price for all housing types in December 2021 was $358,000, up 15.8% from December 2020 ($309,800). In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,149,000 and 1,127,000 for the quarter and year ended December 31, 2021, respectively, as compared to an annual rate of 1,002,000 for the year ended December 31, 2020. Overall though, existing home inventory for sale has fallen to its lowest point on record at 1.8 months of supply according to Realtor.com. If interest rates move higher, we would expect this to put downward pressure on home prices and borrowers, although we believe the current backdrop also presents opportunities for us in our business purpose bridge loan and scratch and dent loan strategies. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets. As of December 31, 2021, less than 1% of borrowers in our residential loan portfolio remained in an active COVID-19 relief plan.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 484,000 and 460,000 for the quarter and year ended December 31, 2021, as compared to 382,000 for the full year 2020. Demand for new apartments will likely remain high as occupancy rates remain strong and rents continue to rise, particularly in the South and Southeastern U.S. Nationally, rent growth has continued at a double-digit pace according to data published by Yardi Matrix in their National Multifamily Market Report for December 2021. Data released by the National Multifamily Housing Council (“NMHC”) shows that 77.1% of apartment households made a full or partial December rent payment by December 6, 2021 in its survey of 11.8 million professionally-managed apartment units across the country. This represents a 1.5% increase in the share who paid rent through December 6, 2020 and compares to 78.2% that had paid by November 6, 2021. These data encompass a wide variety of market-rate rental properties, which can vary by size, type and average rental price. As of December 31, 2021, the Company had one loan that is delinquent in making its distributions to us, representing 1.3% of our total preferred equity and mezzanine loan investment portfolio. Although the multi-family housing sector performed well during 2021, weakening multi-family housing fundamentals may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the structured multi-family investments that we own.

Credit Spreads. Investment grade credit spreads tightened during the first half of 2021 as economic activity accelerated and then widened modestly in the second half of the year as new COVID-19 variants emerged. High-yield spreads were more volatile than investment grade credit spreads in 2021, but were tighter overall. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financial markets. During 2021, the bond market experienced a large yield gain with the closing yield of the 10-year U.S. Treasury Note rising from 0.93% on January 4, 2021 to as high as 1.74% in March 2021, and closing at 1.52% on December 31, 2021. As of January 31, 2022, the closing yield had increased to 1.79%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During 2021, the Treasury curve steepened before declining with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closing at 159 basis points on March 29, 2021, and closing at 79 basis points on December 31, 2021. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary and Fiscal Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets during the ongoing COVID-19 pandemic and continued those actions throughout 2021. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets. In March 2020, the Federal Reserve announced an asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets, which remained in place throughout 2021. Recently, the Federal Reserve stated that it plans to reduce the monthly pace of its asset purchases under the program and to cease the program entirely in March 2022. In February 2022, the Federal Reserve plans to increase its holdings of U.S. Treasury securities by at least $20 billion per month, down from its initial policy of purchasing $80 billion per month, and of Agency mortgage-backed securities by at least $10 billion per month, down from its initial policy of purchasing $40 billion per month.

In view of the COVID-19 pandemic and to foster maximum employment and price stability, the Federal Reserve maintained the target range for the federal funds of 0% to 0.25% throughout 2021. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it would assess “realized and expected economic conditions relative to its maximum employment objective and its symmetric 2% inflation objective.” With recent inflation well above the 2% objective and a strong labor market, the Federal Reserve indicated in January 2022 that it would soon be appropriate to raise the target range for the federal funds rate.

To address the ongoing COVID-19 pandemic and its effects on the economy, the federal government enacted three major relief bills during the first year of the pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). In March 2021, the federal government enacted an additional relief spending bill to further combat the effect of the pandemic on the economy. Amid the strong economic recovery, many of the pandemic response benefits have concluded, with enhanced unemployment benefits expiring in September 2021 and the U.S. Supreme Court striking down an attempt to extend the eviction moratorium through the Centers for Disease Control.

To address the severe dislocations experienced in the mortgage and fixed-income markets that resulted from the COVID-19 pandemic, the Federal Housing Finance Agency (“FHFA”) took steps beginning in March 2020 to implement portions of the CARES Act and to support mortgage servicers. Under the CARES Act, borrowers experiencing hardship from the COVID-19 pandemic were eligible to receive forbearance of up to 12 months. The FHFA announced that the GSEs will offer such forbearance to qualifying multi-family borrowers and in September 2021, the FHFA extended the forbearance program indefinitely. The GSEs will also offer such forbearance arrangements to single-family mortgages until the GSEs provide further notice. In response to such forbearance arrangements and to assist servicers facing revenue losses caused by the COVID-19 pandemic, the FHFA limited the advance payments required to be made to the GSEs. Specifically, servicers of Agency RMBS are only required to advance four months of missed payments on loans in forbearance.

In 2017, policymakers announced that LIBOR would be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. The ARRC, which was convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from LIBOR, proposed that SOFR, a rate based on U.S. repo trading, would replace LIBOR. This new benchmark rate will be based on overnight Treasury General Collateral repo rates.
The administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, ceased publication of USD LIBOR on December 31, 2021, for only the one week and two month USD LIBOR tenors, and plans to cease publication of USD LIBOR on June 30, 2023 for all other USD LIBOR tenors. While the transition period has been extended to June 2023, the Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. We continue to monitor the emergence of this new rate carefully, as it will likely become the new benchmark for hedges and a range of interest rate investments.

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

Full Year 2021 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2021 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2021
Net income attributable to Company's common stockholders	$144,176
Net income attributable to Company's common stockholders per share (basic)	$0.38
Undepreciated earnings (1)	$159,881
Undepreciated earnings per common share (1)	$0.42
Comprehensive income attributable to Company's common stockholders	$144,960
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.38
Net interest income	$123,618
Portfolio net interest margin	3.07%
Book value per common share at the end of the period	$4.70
Undepreciated book value per common share at the end of the period (1)	$4.74
Economic return on book value (2)	8.28%
Economic return on undepreciated book value (3)	9.13%
Dividends per common share	$0.40
(1)Represents a non-GAAP financial measure. A reconciliation of our non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.
(3)Economic return on undepreciated book value is based on the periodic change in undepreciated book value per common share, a non-GAAP financial measure, plus dividends declared per common share, if any, during the period.

Developments

Investing Activities

•Purchased approximately $1.6 billion in residential loans and received approximately $858.2 million in repayments and sales proceeds of approximately $77.1 million.

•Purchased approximately $53.7 million in investment securities and received approximately $432.6 million in sales proceeds.

•Funded multi-family joint venture investments for approximately $198.5 million and Mezzanine Lending investments for approximately $108.4 million. Received approximately $96.0 million in proceeds from redemptions of Mezzanine Lending investments.

Financing Activities

•Issued $100.0 million in aggregate principal amount of 5.75% senior unsecured notes due April 2026 at par.

•Completed a securitization of business purpose bridge loans resulting in approximately $178.4 million of net proceeds to the Company, of which $117.1 million was used to repay an outstanding repurchase agreement.

•Redeemed a residential loan securitization with an outstanding balance of $203.5 million at the time of redemption and completed a new securitization of certain performing, re-performing and non-performing residential loans resulting in approximately $254.9 million of net proceeds to the us.

•Issued 5.75 million shares of our Series F Preferred Stock for net proceeds of approximately $138.6 million and fully redeemed our Series C Preferred Stock for approximately $104.9 million, lowering the cost of capital represented by the redeemed shares by 100 basis points.

•Issued 3 million shares of our Series G Preferred Stock for net proceeds of approximately $72.1 million and fully redeemed our Series B Preferred Stock for approximately $80.0 million, lowering the cost of capital represented by the redeemed shares by 75 basis points.

Subsequent Developments

•Completed a securitization of residential loans, resulting in approximately $286.3 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $195.6 million on an outstanding repurchase agreement related to residential loans.

•Completed a securitization of business purpose loans, resulting in approximately $223.5 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $121.1 million on an outstanding repurchase agreement related to residential loans.

•Redeemed our Convertible Notes at maturity for $138.0 million.

•The Company's Board of Directors has authorized a share repurchase program for up to $200.0 million of the Company's common stock.

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2021 and 2020, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes and senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at December 31, 2021 and 2020, respectively (dollar amounts in thousands).

At December 31, 2021:

	Single-Family	Multi-Family	Other	Total
Residential loans	$3,575,601	$—	$—	$3,575,601
Consolidated SLST CDOs	(839,419)	—	—	(839,419)
Multi-family loans	—	120,021	—	120,021
Investment securities available for sale	128,019	33,146	39,679	200,844
Equity investments	—	191,238	48,393	239,631
Equity investments in consolidated multi-family properties (1)	—	261,639	—	261,639
Other investments (2)	38,749	—	—	38,749
Total investment portfolio carrying value	2,902,950	606,044	88,072	3,597,066
Liabilities:
Repurchase agreements	(554,259)	—	—	(554,259)
Residential loan securitizations CDOs	(682,802)	—	—	(682,802)
Convertible notes	—	—	(137,898)	(137,898)
Senior unsecured notes	—	—	(96,704)	(96,704)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	39,366	—	260,279	299,645
Other	29,612	(13,205)	(55,424)	(39,017)
Net Company capital allocated	$1,734,867	$592,839	$13,325	$2,341,031

Company Recourse Leverage Ratio (4)				0.4x
Portfolio Recourse Leverage Ratio (5)				0.2x

(1)Represents the Company's equity investments in consolidated multi-family apartment communities. See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-family Properties" for a reconciliation of equity investments in consolidated multi-family properties to the Company's consolidated financial statements.
(2)Represents the Company's single-family rental properties.
(3)Excludes cash in the amount of $30.1 million and restricted cash in the amount of $8.1 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash is included in the Company's accompanying consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding repurchase agreement financing, subordinated debentures, convertible notes and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include Consolidated SLST CDOs amounting to $839.4 million, residential loan securitization CDOs amounting to $682.8 million and mortgages payable on real estate amounting to $709.4 million as they are non-recourse debt for which the Company has no obligation.
(5)Represents the Company's outstanding repurchase agreement financing divided by the Company’s total stockholders’ equity.

At December 31, 2020:

	Single-Family	Multi-Family	Other	Total
Residential loans	$3,049,166	$—	$—	$3,049,166
Consolidated SLST CDOs	(1,054,335)	—	—	(1,054,335)
Multi-family loans	—	163,593	—	163,593
Investment securities available for sale (1)	495,061	186,440	43,225	724,726
Equity investments	—	182,765	76,330	259,095
Other investments (2)	—	9,434	—	9,434
Total investment portfolio carrying value	2,489,892	542,232	119,555	3,151,679
Liabilities:
Repurchase agreements	(405,531)	—	—	(405,531)
Collateralized debt obligations
Residential loan securitizations	(554,067)	—	—	(554,067)
Non-Agency RMBS re-securitization	(15,256)	—	—	(15,256)
Convertible notes	—	—	(135,327)	(135,327)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	50,687	45,563	207,789	304,039
Other	59,516	(6,078)	(52,773)	665
Net Company capital allocated	$1,625,241	$581,717	$94,244	$2,301,202

Company Recourse Leverage Ratio (4)				0.3x
Portfolio Recourse Leverage Ratio (5)				0.2x

(1)Agency RMBS with a fair value of $139.4 million are included in Single-Family.
(2)Represents the Company's preferred equity investment in a Consolidated VIE.
(3)Excludes cash in the amount of $0.5 million held in the Company's preferred equity investment in a Consolidated VIE. Restricted cash is included in the Company's accompanying consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding repurchase agreement financing, subordinated debentures and convertible notes divided by the Company’s total stockholders’ equity. Does not include Consolidated SLST CDOs amounting to $1.1 billion, residential loan securitization CDOs amounting to $554.1 million, non-Agency RMBS re-securitization amounting to $15.3 million and mortgages payable on real estate amounting to $36.8 million as they are non-recourse debt for which the Company has no obligation.
(5)Represents the Company's outstanding repurchase agreement financing divided by the Company’s total stockholders’ equity.

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2021 and 2020, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2021 are greater or less than the results from the year ended December 31, 2020. Unless otherwise specified, references in this section to increases or decreases in 2021 refer to the change in results for the year ended December 31, 2021 when compared to the year ended December 31, 2020. For a discussion related to our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021 and is available on the SEC’s website at www.sec.gov.

The following table presents the main components of our net income (loss) for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	$ Change
Net interest income	$123,618	$127,093	$(3,475)
Total non-interest income (loss)	171,741	(359,792)	531,533
General and administrative expenses	48,908	42,228	6,680
Expenses related to real estate	28,849	763	28,086
Portfolio operating expenses	26,668	11,572	15,096
Income (loss) from operations before income taxes	190,934	(287,262)	478,196
Income tax expense	2,458	981	1,477
Net income (loss) attributable to Company	193,200	(288,510)	481,710
Preferred stock dividends	42,859	41,186	1,673
Preferred stock redemption charge	6,165	—	6,165
Net income (loss) attributable to Company's common stockholders	144,176	(329,696)	473,872
Basic earnings (loss) per common share	$0.38	$(0.89)	$1.27
Diluted earnings (loss) per common share	$0.38	$(0.89)	$1.27

Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS, and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

The decrease in net interest income in 2021 was primarily driven by a $469.5 million decrease in average Interest Earning Assets due to asset sales in 2020, largely in response to the impacts of the COVID-19 pandemic during the first half of 2020, opportunistic asset sales in 2020 and 2021 and higher prepayment speeds in 2021. In particular, we sold our entire portfolio of higher-yielding first loss POs within the Consolidated K-Series in March 2020 and continued to reduce our portfolio of remaining investment securities through the sale of non-Agency RMBS and CMBS in 2021. The decrease in net interest income was partially offset by the acquisition of higher-yielding business purpose loans over the last 12 months.

Portfolio net interest margin for the year ended December 31, 2021 increased from the prior year period primarily due to continued investment in higher-yielding business purpose loans. The change was partially offset by increased average borrowing costs associated with the non-mark-to-market financings (including securitizations) completed in 2020 and 2021 that replaced repurchase agreement financings that had lower interest costs.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

Year Ended December 31, 2021

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$151,931	$19,900	$6,900	$178,731
Interest Expense	(33,787)	—	(21,326)	(55,113)
Net Interest Income (Expense)	$118,144	$19,900	$(14,426)	$123,618

Average Interest Earning Assets (3) (5)	$2,559,713	$238,273	$28,025	$2,826,011
Average Yield on Interest Earning Assets (6)	5.94%	8.35%	24.62%	6.32%
Average Portfolio Financing Cost (7)	(3.25)%	—	—	(3.25)%
Portfolio Net Interest Margin (8)	2.69%	8.35%	24.62%	3.07%

Year Ended December 31, 2020

	Single-Family (1) (3)	Multi- Family (2) (3)	Other (7)	Total
Interest Income (4)	$128,287	$54,707	$5,741	$188,735
Interest Expense	(41,109)	(7,351)	(13,182)	(61,642)
Net Interest Income (Expense)	$87,178	$47,356	$(7,441)	$127,093

Average Interest Earning Assets (3) (5)	$2,595,576	$656,067	$43,855	$3,295,498
Average Yield on Interest Earning Assets (6)	4.94%	8.34%	13.08%	5.73%
Average Portfolio Financing Cost (7)	(3.14)%	(3.18)%	—	(3.14)%
Portfolio Net Interest Margin (8)	1.80%	5.16%	13.08%	2.59%

(1)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company’s consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our consolidated financial statements for the years ended December 31, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020
Interest income, residential loans	$122,793	$81,782
Interest income, investment securities available for sale	16,329	32,974
Interest income, Consolidated SLST	40,944	45,194
Interest expense, Consolidated SLST CDOs	(28,135)	(31,663)
Interest income, Single-Family, net	151,931	128,287
Interest expense, repurchase agreements and derivatives	(13,844)	(30,852)
Interest expense, residential loan securitizations	(19,660)	(6,967)
Interest expense, non-Agency RMBS re-securitization	(283)	(3,290)
Net interest income, Single-Family	$118,144	$87,178

(2)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s consolidated financial statements. Interest income amounts represent interest income earned by securities that were owned by the Company. A reconciliation of net interest income generated by our multi-family portfolio to our consolidated financial statements for the years ended December 31, 2021 and 2020, respectively, is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020
Interest income, multi-family loans held in Consolidated K-Series	$—	$151,841
Interest income, investment securities available for sale	4,579	11,729
Interest income, preferred equity and mezzanine loan investments	15,321	20,899
Interest expense, Consolidated K-Series CDOs	—	(129,762)
Interest income, Multi-Family, net	19,900	54,707
Interest expense, repurchase agreements	—	(7,351)
Net interest income, Multi-Family	$19,900	$47,356

(3)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets and all Consolidated K-Series assets (for the year ended December 31, 2020) other than, in each case, those securities owned by the Company.
(4)Includes interest income earned on cash accounts held by the Company.
(5)Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.
(6)Average Yield on Interest Earning Assets is calculated by dividing our interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(7)Average Portfolio Financing Cost is calculated by dividing our interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate, for the respective periods. For the years ended December 31, 2021 and 2020, respectively, interest expense generated by our subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate is set forth below (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020
Subordinated debentures	$1,831	$2,187
Convertible notes	11,196	10,997
Senior unsecured notes	4,335	—
Mortgages payable on real estate	3,964	—
Total	$21,326	$13,184

(8)Portfolio Net Interest Margin is the difference between our Average Yield on Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate.

Non-interest Income (Loss)

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
Residential loans	$15,723	$(13,431)	$29,154
Investment securities and related hedges	5,728	(134,627)	140,355
Total realized gains (losses), net	$21,451	$(148,058)	$169,509

During the year ended December 31, 2021, the company recognized net realized gains of $15.7 million related to our residential loan portfolio primarily as a result of loan prepayments and sales activity during the year. The Company also recognized net realized gains of $5.7 million related to our investment securities, which consist of $11.2 million of net realized gains on the sale of Agency RMBS, non-Agency RMBS and CMBS, offset by a write-down of $5.5 million recognized on the Company's investments in non-Agency RMBS.

The Company sold approximately $2.5 billion of assets during the year ended December 31, 2020, the majority of which was in response to the disruption of the financial markets caused by the COVID-19 pandemic during the first half of 2020. During the year ended December 31, 2020, the Company recognized net realized losses of $61.5 million on the sale of Agency RMBS, Agency CMBS, non-Agency RMBS and CMBS and realized losses of $73.1 million on the termination of interest rate swaps. The Company also sold residential loans during the year ended December 31, 2020 with an aggregate unpaid principal balance of $119.8 million that resulted in net realized losses of $18.1 million.

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

Unrealized Gains (Losses), Net

Pricing for our investment portfolio improved during the year ended December 31, 2021 with credit spreads tightening on a majority of our assets. During the first quarter of 2020, the disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions put significant downward pressure on the fair value of our assets and resulted in unrealized losses for the year ended December 31, 2020. The following table presents the components of unrealized gains (losses), net recognized for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
Residential loans	$55,335	$25,249	$30,086
Consolidated SLST	23,832	(32,073)	55,905
Consolidated K-Series	—	(171,011)	171,011
Preferred equity and mezzanine loan investments	1,016	(1,542)	2,558
Investment securities and related hedges	15,466	19,216	(3,750)
Total unrealized gains (losses), net	$95,649	$(160,161)	$255,810

For the year ended December 31, 2021, the Company recognized $95.6 million in net unrealized gains, primarily due to improved pricing on our credit assets, particularly our residential loans, investment in Consolidated SLST and our non-Agency RMBS.
For the year ended December 31, 2020, the Company recognized $160.2 million in net unrealized losses. Pricing for our investment portfolio during the second, third, and fourth quarters of 2020 rebounded with credit spreads tightening on a majority of our assets, which resulted in a partial reversal of unrealized losses recognized in the first quarter of 2020. Included in unrealized losses on both investment securities and related hedges and the Consolidated K-Series are $135.3 million of net unrealized gain reversals due to sales and interest rate swap terminations recognized during the year ended December 31, 2020. The majority of this activity occurred in the first quarter of 2020 when the Company recognized $168.5 million of net unrealized gain reversals due to the sale of first loss POs issued by the Consolidated K-Series and $29.0 million of net unrealized loss reversals due to interest rate swap terminations.

Income from Equity Investments

The following table presents the components of income from equity investments for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
Preferred return on preferred equity investments accounted for as equity	$24,256	$16,330	$7,926
Unrealized gains, net on preferred equity investments accounted for as equity	377	257	120
Income (loss) from unconsolidated joint venture equity investments in multi-family properties	150	(949)	1,099
Income from entities that invest in or originate residential properties and loans	9,113	11,032	(1,919)
Total income from equity investments	$33,896	$26,670	$7,226

Income from equity investments increased during the year ended December 31, 2021, primarily due to an increase in preferred return on preferred equity investments due to additional investments made since December 31, 2020 and an increase in fair value of entities that invest in or originate residential properties and loans, which were partially offset by the redemption of a residential equity investment during the second quarter of 2021.

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

Net Income (Loss) from Real Estate

The following table presents the components of net income (loss) from real estate for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
Income from real estate	$15,230	$419	$14,811
Interest expense, mortgages payable on real estate (1)	(3,964)	—	(3,964)
Expenses related to real estate:
Depreciation expense on operating real estate	(5,662)	(155)	(5,507)
Amortization of lease intangibles related to operating real estate	(13,588)	(231)	(13,357)
Other expenses	(9,599)	(377)	(9,222)
Total expenses related to real estate	(28,849)	(763)	(28,086)
Net loss from real estate	(17,583)	(344)	(17,239)
Net loss attributable to non-controlling interest	4,724	437	4,287
Net (loss) income from real estate attributable to Company	$(12,859)	$93	$(12,952)

(1)Included in interest expense in the Company's consolidated statements of operations.

Net loss from real estate in 2021 is primarily related to consolidated joint venture multi-family investments made during the year ended December 31, 2021 as well as a multi-family apartment community consolidated during the fourth quarter of 2020. A significant portion of the net loss in 2021 is attributable to depreciation expense and amortization of lease intangibles related to the operating real estate. The Company recognized depreciation and amortization expenses totaling $5.7 million and $13.6 million, respectively, during the year ended December 31, 2021.

Other Income

The following table presents the components of other income for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
Loss on extinguishment of collateralized debt obligations	$(1,583)	$—	$(1,583)
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	5,294	1,105	4,189
Operating loss in Consolidated VIEs (2)	—	(2,668)	2,668
Miscellaneous income	1,804	2,241	(437)
Total other income	$5,515	$678	$4,837
(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)Operating loss in Consolidated VIEs excludes income or loss from Consolidated SLST and the Consolidated K-Series.

The net increase in other income in 2021 is primarily due to premiums recognized on the early redemption of preferred equity and mezzanine loan investments during the year ended December 31, 2021.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$36,970	$29,762	$7,208
Professional fees	3,468	5,394	(1,926)
Other	8,470	7,072	1,398
Total general and administrative expenses	$48,908	$42,228	$6,680

The increase in general and administrative expenses in 2021 is primarily related to an increase in stock-based compensation expense related to 2021 equity awards, due in part to a larger number of employees receiving stock-based compensation in 2021. The Company also recognized additional incentive expense related to improved performance in 2021. The increase was partially offset by a decrease in professional fees, as the Company incurred additional legal expenses in 2020 in connection with the disruptions in the financial markets.

	For the Years Ended December 31,
	2021	2020	$ Change
Portfolio operating expenses	$26,668	$11,572	$15,096

The increase in portfolio operating expenses in 2021 can be attributed primarily to increased servicing fees related to business purpose loans as a result of increased investment activity in those assets since December 31, 2020.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the years ended December 31, 2021 and 2020, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,176	$(329,696)	$473,872
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Non-Agency RMBS	4,663	(23,599)	28,262
CMBS	86	(8,055)	8,141
Total	4,749	(31,654)	36,403
Reclassification adjustment for net (gain) loss included in net income (loss)	(3,965)	7,516	(11,481)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	784	(24,138)	24,922
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,960	$(353,834)	$498,794

The changes in other comprehensive income ("OCI") in 2021 can be attributed primarily to an increase in the fair value of our investment securities, where the fair value option was not elected, as a result of general spread tightening in 2021. Additionally, previously recognized net unrealized gains reported in OCI were reclassified to net realized gains in relation to the sale of certain investment securities in 2021.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of December 31, 2021, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2021 (amounts in thousands, except per share):

	Year Ended December 31, 2021
	Amount	Shares	Per Share(1)
Beginning Balance	$1,779,380	377,744	$4.71
Common stock issuance, net (2)	10,239	1,661
Preferred stock issuance, net	210,738
Preferred stock issuance liquidation preference	(218,750)
Preferred stock redemption charge	6,165
Balance after share activity	1,787,772	379,405	4.71
Redemption of non-controlling interest in Consolidated VIEs	3,420		0.01
Dividends and dividend equivalents declared	(152,246)		(0.40)
Net change in accumulated other comprehensive income:
Investment securities available for sale (3)	784		—
Net income attributable to Company's common stockholders	144,176		0.38
Ending Balance	$1,783,906	379,405	$4.70

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2021 are 379,405,240.
(2)Includes amortization of stock based compensation.
(3)The net increase relates to the reclassification of unrealized gains and losses to net income in relation to the sale of investment securities and net unrealized gains on our investment securities due to improved pricing.

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2020 (amounts in thousands, except per share):

	Year Ended December 31, 2020
	Amount	Shares	Per Share(1)
Beginning Balance	$1,683,911	291,371	$5.78
Cumulative-effect adjustment for implementation of fair value option (2)	12,284
Common stock issuance, net (3)	522,012	86,373
Balance after cumulative-effect adjustment and share activity	2,218,207	377,744	5.87
Dividends declared	(84,993)		(0.23)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (4)	(24,138)		(0.06)
Net loss attributable to Company's common stockholders	(329,696)		(0.87)
Ending Balance	$1,779,380	377,744	$4.71

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

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K includes certain non-GAAP financial measures, including undepreciated earnings and undepreciated book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance using the same metrics that management uses to operate the business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Annual Report on Form 10-K to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

Undepreciated Earnings (Loss)

Undepreciated earnings (loss) is a supplemental non-GAAP financial measure defined as GAAP net income (loss) attributable to Company's common stockholders excluding the Company's share in depreciation expense and lease intangible amortization expense related to operating real estate, net. By excluding these non-cash adjustments from our operating results, we believe that the presentation of undepreciated earnings (loss) provides a consistent measure of our operating performance and useful information to investors to evaluate the effective net return on our portfolio. In addition, we believe that presenting undepreciated earnings (loss) enables our investors to measure, evaluate, and compare our operating performance to that of our peers.

A reconciliation of net income (loss) attributable to Company's common stockholders to undepreciated earnings (loss) for the years ended December 31, 2021 and 2020, respectively, is presented below (dollar amounts in thousands, except per share data).

	For the Years Ended December 31,
	2021	2020
Net income (loss) attributable to Company's common stockholders	$144,176	$(329,696)
Add:
Depreciation expense on operating real estate	4,381	—
Amortization of lease intangibles related to operating real estate	11,324	—
Undepreciated earnings (loss)	$159,881	$(329,696)

Weighted average shares outstanding - basic	379,232	371,004
Undepreciated earnings (loss) per common share	$0.42	$(0.89)

Undepreciated Book Value Per Common Share

Undepreciated book value per common share is a supplemental non-GAAP financial measure defined as GAAP book value excluding the Company's share of cumulative depreciation and lease intangible amortization expenses related to operating real estate, net. By excluding these non-cash adjustments, undepreciated book value reflects the value of the Company’s rental property portfolio at its undepreciated basis. The Company's rental property portfolio includes single-family rental homes directly owned by the Company and consolidated multi-family apartment communities. We believe that the presentation of undepreciated book value per common share is useful to investors and us as it allows management to consider our investment portfolio exclusive of non-cash adjustments to operating real estate, net and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to undepreciated book value and calculation of undepreciated book value per common share as of December 31, 2021 and 2020, respectively, is presented below (dollar amounts in thousands, except per share data).

	December 31, 2021	December 31, 2020
Company's stockholders' equity	$2,341,031	$2,301,202
Preferred stock liquidation preference	(557,125)	(521,822)
GAAP book value	1,783,906	1,779,380
Add:
Cumulative depreciation expense on operating real estate	4,381	—
Cumulative amortization of lease intangibles related to operating real estate	11,324	—
Undepreciated book value	$1,799,611	$1,779,380

Common shares outstanding	379,405	377,744
GAAP book value per common share (1)	$4.70	$4.71
Undepreciated book value per common share (2)	$4.74	$4.71

(1)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(2)Undepreciated book value per common share is calculated using the undepreciated book value and the common shares outstanding for the periods indicated.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

Changes in the estimates and assumptions could have a material effect on these financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. In accordance with SEC guidance, the estimates that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed below.

Valuation of Financial Instruments

Residential Loans

The Company’s acquired residential loans are recorded at fair value, which is determined using valuations obtained from a third party that specializes in providing valuations of residential loans. For performing and re-performing loans, estimates of fair value are derived using a discounted cash flow model, where estimates of cash flows are determined from scheduled payments for each loan, adjusted using forecast prepayment rates, default rates and rates for loss upon default. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected liquidation costs and home price appreciation. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield.

The estimation of cash flows used in pricing models is inherently subjective and imprecise. Changes to cash flow model assumptions, including prepayment speeds, default rates, rates for loss upon default, liquidation costs, home price appreciation and discount rates may significantly impact the fair value estimate of residential loans, as well as unrealized gains and losses recognized on these assets.

Investment Securities Issued by Consolidated SLST

The Company invests in first loss subordinated securities and certain IOs issued by Consolidated SLST. The investment securities that we own in Consolidated SLST are generally illiquid and trade infrequently. The fair valuation of these investment securities is determined based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant assumptions used in the measurement of these investments are projected losses within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity, prepayment rate and current market interest rates.

The estimation of cash flows used in pricing models is inherently subjective and imprecise. Significant changes in model assumptions, including projected losses, discount rate, prepayment speeds, default rate and loss severity may significantly impact the fair value estimate of investments securities that we own in Consolidated SLST, as well as unrealized gains and losses recognized on these assets.

The Company’s valuation methodologies are described in “Note 14 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

Refer to Item 7A., "Quantitative and Qualitative Disclosures about Market Risk—Fair Value Risk" for a quantitative interest rate sensitivity analysis of our investment portfolio.

Revenue Recognition

Investment Securities Issued by Consolidated SLST

Interest income on first loss subordinated securities and certain IOs issued by Consolidated SLST is recognized based on the securities' effective yield. The effective yield on these securities is based on management’s estimate of the projected cash flows from each security, which incorporates assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield (or interest income) recognized on these securities.

The estimation of cash flows used in determining effective yield is inherently subjective and imprecise. Changes in the underlying cash flow assumptions, including prepayment speeds and timing and amount of credit losses, may significantly impact the calculation of effective yield and the interest income recognized for these securities.

Variable Interest Entities and Consolidation Reporting Requirements

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

Determining whether an entity has a controlling financial interest in a VIE requires significant judgment related to assessing the purpose and design of the VIE and determination of the activities that most significantly impact its economic performance. We must also identify explicit and implicit variable interests in the entity and consider our involvement in both the design of the VIE and its ongoing activities. To determine whether consolidation of the VIE is required, we must apply judgment to assess whether we have the power to direct the most significant activities of the VIE and whether we have either the rights to receive benefits or the obligation to absorb losses that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

As of December 31, 2021 and 2020, we owned 100% of the first loss subordinated securities of Consolidated SLST. Consolidated SLST represents a Freddie Mac-sponsored residential mortgage loan securitization, of which we own or owned the first loss subordinated securities and certain IOs and senior securities. We determined that Consolidated SLST was a VIE and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential loans including their liabilities, income and expenses in our consolidated financial statements.

The Company also invests in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture investments as asset acquisitions, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

The Company records its initial investments in income-producing real estate at fair value. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases.

The estimation of fair value for purposes of allocating the purchase price of investments in real estate requires significant judgement based on the available sources. The allocation may significantly impact the carrying value of intangible assets and liabilities consolidated as asset acquisitions, as well as the amount and timing of depreciation and amortization expense recognized in relation to these assets and liabilities over time.

A discussion of significant accounting policies is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Balance Sheet Analysis

As of December 31, 2021, we had approximately $5.6 billion of total assets. Included in this amount is approximately $1.1 billion of assets held in Consolidated SLST and $1.0 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2020, we had approximately $4.7 billion of total assets, approximately $1.3 billion of which represented Consolidated SLST and $54.0 million of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Capital Allocation” and “Portfolio Net Interest Margin” above. For a reconciliation of our equity investments in consolidated multi-family properties, see "Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-family Properties" below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Acquired residential loans	$2,504,719	$1,782,381
Consolidated SLST	1,070,882	1,266,785
Total	$3,575,601	$3,049,166

Acquired Residential Loans

The Company’s acquired residential loans, including performing, re-performing, and non-performing residential loans and business purpose loans, are presented at fair value on our consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.

The following table details our acquired residential loans by strategy at December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,515	$769,779	$818,900	628	65%	4.8%
Performing residential loan strategy	2,807	616,763	606,711	722	65%	4.0%
Business purpose bridge loan strategy	2,028	988,963	992,870	728	65%	8.7%
Business purpose rental loan strategy	266	83,071	86,238	747	68%	4.8%
Total	10,616	$2,458,576	$2,504,719

	December 31, 2020
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	6,453	$945,625	$945,038	620	74%	4.9%
Business purpose bridge loan strategy	980	371,562	371,360	719	82%	9.7%
Performing residential loan strategy	2,472	476,884	465,983	706	73%	4.8%
Total	9,905	$1,794,071	$1,782,381

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	December 31, 2021	December 31, 2020
50% or less	11.8%	13.9%
>50% - 60%	11.9%	12.2%
>60% - 70%	27.9%	23.4%
>70% - 80%	26.8%	21.0%
>80% - 90%	9.0%	11.9%
>90% - 100%	6.3%	8.7%
> 100%	6.3%	8.9%
Total	100.0%	100.0%
(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2021	December 31, 2020
550 or less	11.3%	18.9%
551 to 600	10.0%	16.7%
601 to 650	11.0%	15.4%
651 to 700	16.1%	16.0%
701 to 750	23.4%	15.9%
751 to 800	22.1%	13.0%
801 and over	6.1%	4.1%
Total	100.0%	100.0%

Current Coupon	December 31, 2021	December 31, 2020
3.00% or less	10.0%	6.2%
3.01% - 4.00%	15.5%	18.8%
4.01% - 5.00%	19.7%	29.6%
5.01% - 6.00%	7.5%	11.7%
6.01% - 7.00%	5.9%	6.4%
7.01% - 8.00%	13.2%	4.8%
8.01% and over	28.2%	22.5%
Total	100.0%	100.0%

Delinquency Status	December 31, 2021	December 31, 2020
Current	92.6%	85.0%
31 – 60 days	2.5%	3.6%
61 – 90 days	0.8%	1.9%
90+ days	4.1%	9.5%
Total	100.0%	100.0%

Origination Year	December 31, 2021	December 31, 2020
2007 or earlier	28.2%	47.1%
2008 - 2016	5.6%	9.3%
2017	1.9%	3.8%
2018	3.6%	8.0%
2019	6.0%	13.4%
2020	16.1%	18.4%
2021	38.6%	—
Total	100.0%	100.0%

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of December 31, 2021 and 2020 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $230.3 million and $212.1 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of December 31, 2021 and 2020, respectively (dollar amounts in thousands, except current average loan size):

	December 31, 2021	December 31, 2020
Current fair value	$1,070,882	$1,266,785
Current unpaid principal balance	$1,071,228	$1,231,669
Number of loans	6,802	7,645
Current average loan size	$157,487	$188,532
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	67%	67%
Weighted average credit score at purchase	710	705

Current Coupon:
3.00% or less	2.8%	2.9%
3.01% – 4.00%	37.2%	36.4%
4.01% – 5.00%	39.9%	40.2%
5.01% – 6.00%	12.1%	12.3%
6.01% and over	8.0%	8.2%

Delinquency Status:
Current	70.3%	63.3%
31 - 60	12.3%	12.4%
61 - 90	4.7%	5.1%
90+	12.7%	19.2%

Origination Year:
2005 or earlier	30.9%	30.9%
2006	15.4%	15.4%
2007	21.1%	20.8%
2008 or later	32.6%	32.9%

Geographic state concentration (greater than 5.0%):
California	10.5%	10.9%
Florida	10.5%	10.5%
New York	9.8%	9.3%
New Jersey	7.3%	7.1%
Illinois	7.1%	6.8%

Residential Loans Financing

Repurchase Agreements

As of December 31, 2021, the Company had repurchase agreements with three third-party financial institutions to fund the purchase of residential loans. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2021	$397,651	$554,784	$554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

December 31, 2019	764,511	754,132	774,666
September 30, 2019	745,972	736,348	755,299
June 30, 2019	705,817	761,361	761,361
March 31, 2019	595,897	619,605	619,605

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $231.8 million and $135.2 million, respectively, as of December 31, 2021.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of December 31, 2021 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$814,256	$839,419	2.75%	2059
Residential loan securitizations	$686,122	$682,802	2.43%	2026 - 2061

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

As of December 31, 2021, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.3% of the total fair value of our Preferred Equity and Mezzanine Loans.

The following tables summarize our Preferred Equity and Mezzanine Loans as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	33	$300,819	$298,330	11.80%	4.6

	December 31, 2020
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Interest or Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	45	$341,266	$340,871	11.53%	6.4
Mezzanine loans	1	5,092	5,031	11.50%	31.3
Preferred equity investment in Consolidated VIE (4)	1	9,434	9,939	11.77%	7.2
Total	47	$355,792	$355,841	11.54%	6.7
(1)Preferred equity and mezzanine loan investments in the amounts of $120.0 million and $163.6 million are included in multi-family loans on the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. Preferred equity investments in the amounts of $180.8 million and $182.8 million are included in equity investments on the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual interest or preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. During the year ended December 31, 2021, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company as of December 31, 2021 (see "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-family Properties"). A reconciliation of our preferred equity investment in the Consolidated VIE to our consolidated financial statements as of December 31, 2020 is shown below (dollar amounts in thousands):

Cash and cash equivalents	$452
Real estate, net	50,532
Lease intangible, net (a)	1,388
Other assets	1,611
Total assets	$53,983

Mortgage payable on real estate, net	$36,752
Other liabilities	1,426
Total liabilities	$38,178

Non-controlling interest in Consolidated VIE	$6,371
Preferred equity investment in Consolidated VIE	$9,434

(a)Included in other assets in the accompanying consolidated balance sheets.

Preferred Equity and Mezzanine Loans Characteristics

The following tables present characteristics of our Preferred Equity and Mezzanine Loans summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$83,786	28.1%	12.5%	72%	2.43x
Texas	9	70,523	23.6%	11.2%	84%	2.13x
Alabama	3	40,960	13.7%	12.2%	73%	2.12x
Ohio	3	28,482	9.5%	11.6%	88%	2.05x
North Carolina	3	19,214	6.4%	12.0%	74%	1.50x
Other	9	55,365	18.7%	11.2%	84%	1.91x
Total	33	$298,330	100.0%	11.8%	79%	2.05x

	December 31, 2020
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Texas	12	$107,312	30.2%	11.4%	79%	1.34x
Alabama	5	46,929	13.2%	12.0%	75%	1.88x
Florida	4	33,795	9.5%	11.4%	81%	1.30x
Ohio	3	27,316	7.7%	11.6%	88%	1.47x
Tennessee	3	23,356	6.6%	11.2%	89%	1.63x
North Carolina	3	18,199	5.1%	12.0%	74%	1.28x
Other	17	98,934	27.7%	11.6%	84%	1.40x
Total	47	$355,841	100.0%	11.5%	81%	1.45x

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

Equity Investments in Multi-Family and Residential Entities

Equity Investments in Consolidated Multi-family Properties

The Company has invested in eleven joint venture investments that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary, resulting in consolidation of the VIEs, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive preferred return and/or pro rata variable distributions from these investments and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The Company's net equity in these entities totaled $247.0 million as of December 31, 2021.

The Company held a preferred equity interest in a VIE that owns a multi-family apartment community for which the Company was the primary beneficiary. During the year ended December 31, 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company. The Company's net equity in this entity totaled $14.6 million as of December 31, 2021.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our total net equity investments in consolidated multi-family properties as of December 31, 2021 are shown below (dollar amounts in thousands):

State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Florida	6	47% - 100%	$81,754	31.2%
Texas	9	66% - 95%	$79,527	30.4%
Alabama	2	80% - 95%	$37,162	14.2%
South Carolina	2	63% - 66%	$16,540	6.3%

A reconciliation of our net equity investments in consolidated multi-family properties to our consolidated financial statements as of December 31, 2021 is shown below (dollar amounts in thousands):

Cash and cash equivalents	$30,130
Real estate, net	978,834
Lease intangible, net (a)	39,769
Other assets	31,006
Total assets	$1,079,739

Mortgages payable on real estate, net (b)	$709,356
Other liabilities	17,993
Total liabilities	$727,349

Redeemable non-controlling interest in Consolidated VIEs	$66,392
Non-controlling interest in Consolidated VIEs	$24,359
Net equity investment	$261,639

(a)Included in other assets in the accompanying consolidated balance sheets.
(b)See Note 12 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company has invested in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following table summarizes our unconsolidated multi-family joint venture equity investments as of December 31, 2021 (dollar amounts in thousands):

State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$10,440

Equity Investments in Entities That Invest in or Originate Residential Properties and Loans

As of December 31, 2021, the Company had an ownership interest in an entity that invests in residential properties. We may receive variable distributions from this investment based upon underlying asset performance and we record our position at fair value. Also as of December 31, 2021, the Company invested in an entity that originates residential loans. The Company's ownership interest in an entity that invested in residential loans was redeemed during the year ended December 31, 2021. The following table summarizes our ownership interests in entities that invest in residential properties and invest in or originate residential loans as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

		December 31, 2021		December 31, 2020
	Strategy	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
Morrocroft Neighborhood Stabilization Fund II, LP	Single-Family Rental Properties	11%	$19,143	11%	$13,040
Constructive Loans, LLC (1)	Residential Loans	—	29,250	—	—
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	Residential Loans	—	—	49%	63,290
Total			$48,393		$76,330
(1)As of December 31, 2021, the Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At December 31, 2021, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At December 31, 2021, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of December 31, 2021 as compared to December 31, 2020 is primarily due to sales and paydowns of Agency RMBS, non-Agency RMBS and CMBS partially offset by an increase in the fair value of a number of our investment securities during the year.

The following tables summarize our investment securities portfolio as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$14,055	$14,054	$—	$(6)	$14,048	5.97%	5.97%
Mezzanine	40,350	39,243	1,787	(8)	41,022	6.72%	6.18%
Subordinated	63,153	53,386	374	(2,265)	51,495	4.35%	6.12%
IO	633,530	21,246	575	(367)	21,454	1.01%	12.08%
Total Non-Agency RMBS	751,088	127,929	2,736	(2,646)	128,019	1.80%	6.86%
CMBS
Mezzanine	26,600	26,600	159	(138)	26,621	3.81%	3.81%
Subordinated	6,000	6,000	525	—	6,525	7.69%	7.69%
Total CMBS	32,600	32,600	684	(138)	33,146	4.52%	4.52%
ABS
Residuals	117	21,795	17,884	—	39,679	—	24.58%
Total ABS	117	21,795	17,884	—	39,679	—	24.58%
Total - AFS	$783,805	$182,324	$21,304	$(2,784)	$200,844	5.49%	9.36%
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,254	$1,514	$—	$213,768	4.57%	4.88%
IO	174,483	26,415	—	(9,839)	16,576	3.50%	8.48%
Total Non-Agency RMBS	431,290	238,669	1,514	(9,839)	230,344	4.11%	5.30%
Total - Consolidated SLST	$431,290	$238,669	$1,514	$(9,839)	$230,344	4.11%	5.30%
Total Investment Securities	$1,215,095	$420,993	$22,818	$(12,623)	$431,188	4.90%	6.97%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

	December 31, 2020
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$133,231	$138,541	$854	$—	$139,395	2.00%	1.38%
Total Agency RMBS	133,231	138,541	854	—	139,395	2.00%	1.38%
Non-Agency RMBS
Senior	104,192	104,457	4	(1,822)	102,639	4.13%	4.27%
Mezzanine	191,389	188,691	4,332	(5,049)	187,974	4.19%	4.80%
Subordinated	48,198	48,196	170	—	48,366	4.63%	5.33%
IO	472,049	25,976	—	(9,289)	16,687	0.44%	5.91%
Total Non-Agency RMBS	815,828	367,320	4,506	(16,160)	355,666	1.83%	4.74%
CMBS
Mezzanine	106,153	101,221	5,440	(2,276)	104,385	4.24%	4.73%
Subordinated	6,000	6,000	—	(1,080)	4,920	8.00%	8.00%
IO	12,245,039	75,233	2,277	(375)	77,135	0.10%	4.53%
Total CMBS	12,357,192	182,454	7,717	(3,731)	186,440	0.14%	4.73%
ABS
Residuals	113	34,139	9,086	—	43,225	—	12.93%
Total ABS	113	34,139	9,086	—	43,225	—	12.93%
Total - AFS	$13,306,364	$722,454	$22,163	$(19,891)	$724,726	0.48%	5.35%
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,651	$213,593	$—	$(29,556)	$184,037	4.66%	4.92%
IO	208,932	30,708	—	(2,601)	28,107	3.50%	8.38%
Total - Non-Agency RMBS	465,583	244,301	—	(32,157)	212,144	4.13%	5.38%
Total - Consolidated SLST	$465,583	$244,301	$—	$(32,157)	$212,144	4.13%	5.38%
Total Investment Securities	$13,771,947	$966,755	$22,163	$(52,048)	$936,870	0.55%	5.35%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our investment securities repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increasing haircuts and reducing security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the entire mortgage REIT industry, generally. In response, the Company completely eliminated its securities repurchase agreement exposure in 2020. The Company will continue to evaluate the securities repurchase agreement market before increasing its exposure in the future.

The Company has historically financed its investment securities primarily through repurchase agreements with third-party financial institutions. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to LIBOR or an index that is expected over time to be closely correlated to changes in LIBOR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2021, 2020 and 2019 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2021	$—	$—	$—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

December 31, 2019	2,212,335	2,352,102	2,352,102
September 30, 2019	1,776,741	1,823,910	1,823,910
June 30, 2019	1,749,293	1,843,815	1,843,815
March 31, 2019	1,604,421	1,654,439	1,654,439

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

Debt

The Company’s debt as of December 31, 2021 included convertible notes, senior unsecured notes and subordinated debentures.

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding. The Convertible Notes were issued at a discount with a total cost to the Company of approximately 8.24%. The Company redeemed the Convertible Notes at maturity on January 15, 2022.

Senior Unsecured Notes

As of December 31, 2021, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of December 31, 2021, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.02% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
7.750% Series B Cumulative Redeemable Preferred Stock (1)	$—	$76,180
7.875% Series C Cumulative Redeemable Preferred Stock (2)	—	101,102
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	148,134	148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,349	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (2)	138,650	—
7.000% Series G Cumulative Redeemable Preferred Stock (1)	72,088	—
Common stock	3,794	3,777
Additional paid-in capital	2,356,576	2,342,934
Accumulated other comprehensive income	1,778	994
Accumulated deficit	(559,338)	(551,268)
Company's stockholders' equity	$2,341,031	$2,301,202

(1)During the year ended December 31, 2021, we issued 3 million shares of our Series G Preferred Stock for net proceeds of approximately $72.1 million and fully redeemed our Series B Preferred Stock for approximately $80.0 million, lowering the cost of capital represented by the redeemed shares by 75 basis points.
(2)During the year ended December 31, 2021, we issued 5.75 million shares of our Series F Preferred Stock for net proceeds of approximately $138.6 million and fully redeemed our Series C Cumulative Preferred Stock for approximately $104.9 million, lowering the cost of capital represented by the redeemed shares by 100 basis points.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may generate liquidity through the sale of assets from our investment portfolio or the securitization or collateralized financing of our assets.

As discussed throughout this Annual Report on Form 10-K, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets negatively impacted our liquidity during the first half of 2020 and may negatively affect our liquidity in the future. In response to the difficult conditions encountered in March and April 2020, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation through the selective disposition of assets and by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. Since March 2020, we have completed seven securitization transactions and, as of December 31, 2021, reduced our mark-to-market repurchase agreement financing by 83% from December 31, 2019 levels, which has pushed our portfolio recourse leverage ratio down to 0.2 times as of December 31, 2021. At December 31, 2021, we had $289.6 million of cash and cash equivalents, $431.2 million of unencumbered investment securities (including the securities we own in Consolidated SLST), $973.6 million of unencumbered residential loans and $300.8 million of unencumbered preferred equity investments in owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs that were instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of December 31, 2021, less than 1% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us. This loan represents 1.3% of our total preferred equity and mezzanine loan investment portfolio. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio since the onset of the COVID-19 pandemic, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become further constrained from the ongoing impacts of the COVID-19 pandemic. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. Additionally, we completed a senior unsecured notes offering and two underwritten public offerings of preferred stock during the year ended December 31, 2021, the proceeds from which we used to redeem our Series B Preferred Stock and Series C Preferred Stock.

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

Cash Flows and Liquidity for the Year Ended December 31, 2021

During the year ended December 31, 2021, net cash, cash equivalents and restricted cash increased by $33.4 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $138.9 million during the year ended December 31, 2021. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the year ended December 31, 2021, our net cash flows used in investing activities were $133.0 million, primarily as a result of purchases of residential loans, the funding of multi-family joint venture and preferred equity investments, the purchase of non-Agency RMBS and ABS and the purchases of and capital expenditures on single-family residential properties. This was partially offset by principal repayments and refinancing of residential loans, repayments of investment securities and preferred equity and mezzanine loan investments, returns of capital from equity investments and proceeds from the sales of Agency RMBS, non-Agency RMBS, CMBS and residential loans during the period.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received from residential loans, including residential loans held in Consolidated SLST, principal repayments received on multi-family loans held in the Consolidated K-Series and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities).

Cash Flows from Financing Activities

During the year ended December 31, 2021, our cash flows provided by financing activities were $27.5 million. The main sources of cash flows from financing activities were proceeds from the issuance of residential CDOs, Senior Unsecured Notes, and preferred stock and proceeds from repurchase agreements related to our residential loans. This was partially offset by paydowns on CDOs, redemption of preferred stock and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of December 31, 2021, we had no amounts outstanding under short-term repurchase agreements on our investment securities. These repurchase agreements are typically secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At December 31, 2021, we had longer-term repurchase agreements with terms of up to two years with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of December 31, 2021, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $174.9 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At December 31, 2021, the Company had $138.0 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes were issued at 96% of the principal amount, bore interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and were redeemed by the Company at maturity on January 15, 2022 for $138.0 million.

At December 31, 2021, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At December 31, 2021, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $682.8 million.

The real estate assets held by our multi-family joint venture investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts.

As of December 31, 2021, our Company recourse leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures, Convertible Notes and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.4 to 1. Our overall leverage ratio does not include debt associated with CDOs or mortgages payable on real estate. As of December 31, 2021, our portfolio recourse leverage ratio, which represents our outstanding repurchase agreement financing divided by our total stockholders’ equity, was approximately 0.2 to 1. We monitor all at risk or short-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with investments in Agency RMBS.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock.

The Company had no common stock offerings during the year ended December 31, 2021. In July 2021, the Company completed an underwritten public offering of 5.75 million shares of Series F Preferred Stock for total net proceeds to the Company of approximately $138.6 million after deduction of underwriting discounts and commissions and offering expenses. The Company used the net proceeds to fund the redemption of all outstanding shares of its Series C Preferred Stock at an aggregate redemption price of approximately $25.08 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date of July 30, 2021. This lowered the coupon on the capital represented by the redeemed Series C Preferred Stock by 100 basis points. In November 2021, the Company completed an underwritten public offering of 3.00 million shares of Series G Preferred Stock for total net proceeds to the Company of approximately $72.1 million after deduction of underwriting discounts and commissions and offering expenses. The Company used the net proceeds to fund the redemption of all outstanding shares of its Series B Preferred Stock at an aggregate redemption price of approximately $25.34 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date of December 18, 2021. This lowered the coupon on the capital represented by the redeemed Series B Preferred Stock by 75 basis points.

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

In the event we fail to pay dividends on our preferred stock, the Company would become subject to certain limitations on its ability to pay dividends or redeem or repurchase its common stock or preferred stock.

Summary of Material Contractual Obligations

The Company had the following material contractual obligations at December 31, 2021 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Repurchase agreements (1)	$561,045	$—	$—	$—	$561,045
Subordinated debentures (1)	1,847	3,699	3,694	60,735	69,975
Convertible notes (1)	142,313	—	—	—	142,313
Senior unsecured notes (1)	5,750	11,500	108,625	—	125,875
Total contractual obligations (2)	$710,955	$15,199	$112,319	$60,735	$899,208

(1)Amounts include projected interest payments during the period. Projected interest payments are based on interest rates in effect and outstanding balances as of December 31, 2021.
(2)We exclude our CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans held in securitization trusts. See Note 11 in the Notes to Consolidated Financial Statements for further information regarding our CDOs. We also exclude mortgages payable on real estate as they are non-recourse debt for which we have no obligation for repayment. See Note 12 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.

In addition, pursuant to the operating agreement for one of our joint venture investments, subject to certain conditions, third party investors in this joint venture have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase such interests for cash. We have also entered into an agreement with certain third party investors in this joint venture to fund future investments in multi-family properties totaling $40.0 million.

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

For example, we hold residential loans and RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our residential loans or RMBS because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the residential loan or RMBS. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on residential loans and RMBS. During a declining interest rate environment, the prepayment of residential loans and RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of repurchase agreements to increase relative to the amount of residential loans and RMBS, possibly resulting in a decline in our net return on residential loans and RMBS, as replacement residential loan and RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income. In addition, when we purchase residential loans at a discount to par value, and borrowers then prepay at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the residential loans.

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

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our investment portfolio and derivative hedging instruments, if any.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of December 31, 2021 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(8,399)
+100	$(5,285)
-100	$3,049

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

The interest rates for certain of our investments and a majority of our financing transactions are either explicitly or indirectly based on LIBOR, which has been the subject of recent reform. In line with its plans to transition away from LIBOR, the United Kingdom's Financial Conduct Authority ceased publication for the one week and two month LIBOR tenors as of December 31, 2021, and intends to stop publication for all other tenors on June 30, 2023. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are working closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Our net interest income, the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

As discussed in this Annual Report on Form 10-K, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Since this time, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as non-mark-to-market repurchase agreements, securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the other information in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.

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

Prepayment Risk

When borrowers repay the principal on their residential loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance. Conversely, residential mortgage assets purchased for less than their then current balance, such as many of our residential loans, exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we may have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. Therefore, increased prepayments on our investments may accelerate the redeployment of our capital to generally lower yielding investments. Similarly, decreased prepayments are generally associated with increasing market interest rates and may slow our ability to redeploy capital to generally higher-yielding investments.

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

In an environment of increasing prepayment speeds, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydowns may also result in additional margin requirements from our repurchase agreement counterparties.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause or cause in the future business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners or renters to make loan, mortgage, rental and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see a significant increase in forbearance and delinquency rates in our portfolio during the year ended December 31, 2021, we expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners, renters and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of increased payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions. See Item 1A. "Risk Factors" and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report on Form 10-K and for more information on how COVID-19 may impact the credit quality of our credit sensitive assets and the credit quality of the underlying borrowers, operating partners or renters.

We purchase certain residential loans at a discount to par, reflecting a perceived higher risk of default. In connection with our loan acquisitions, we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

We are exposed to credit risk in our investments in non-Agency RMBS, CMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic created unprecedented illiquidity and volatility in the financial markets. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of December 31, 2021 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our investment portfolio as of December 31, 2021, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

The use of hedging instruments has historically been a critical part of our interest rate risk management strategies, although at this time, we currently have no hedging instruments in place. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the re-pricing of the interest rate of assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, credit conditions, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(126,473)	2.17
+100	$(68,121)	2.21
Base		2.26
-100	$70,624	2.31

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have largely subsided as of December 31, 2021, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2022 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

See the accompanying Index to Financial Statement Schedule on Page F-1.

(b)Exhibits.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.24.

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

3.11
Articles Supplementary classifying and designating the Company’s 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

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

3.14
Articles Supplementary classifying and designating the Company’s 7.000% Series G Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”) (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 23, 2021).

3.15
Articles Supplementary reclassifying and designating 6,000,000 authorized but unissued shares of the Series B Preferred Stock as additional shares of undesignated preferred stock, $0.01 par value per share, of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111668) filed with the Securities and Exchange Commission on June 18, 2004).

4.2	Form of Certificate representing the Series D Preferred Stock (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 10, 2017).

4.3	Form of Certificate representing the Series E Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

4.4
Form of Certificate representing the Series F Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

4.5
Form of Certificate representing the Series G Preferred Stock (Incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 23, 2021).

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

4.9	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.10	Form of 5.75% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.11	Description of the Company’s securities under Section 12 of the Exchange Act.*

10.1	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

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

10.6
Fourth Amended and Restated Employment Agreement, dated as of December 23, 2021, between New York Mortgage Trust, Inc. and Steven R. Mumma (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021).

10.7	Employment Agreement, dated as of December 23, 2021, between New York Mortgage Trust, Inc. and Jason T. Serrano (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021).

10.8
Employment Agreement, dated as of February 1, 2022, between New York Mortgage Trust, Inc. and Kristine R. Nario-Eng (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).

10.9
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

10.15
Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

10.16
Form of 2021 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.17
Form of 2021 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.18	The Company’s 2021 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).

10.19	Form of 2022 Restricted Stock Award Agreement.*

10.20	Form of 2022 Performance Stock Unit Award Agreement.*

10.21	Form of 2022 Restricted Stock Unit Award Agreement.*

10.22	The Company’s 2022 Annual Incentive Plan.*

10.23	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

10.24	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Equity Distribution Agreement, dated August 10, 2021, by and between the Company and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

99.2	Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

99.3
Amendment No. 1 to Equity Distribution Agreement, dated November 27, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

99.4	Amendment No. 2 to Equity Distribution Agreement, dated August 10, 2021, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

104	Cover Page Interactive Data File-the cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 25, 2022	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 25, 2022	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Serrano	Chief Executive Officer and President	February 25, 2022
Jason T. Serrano	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 25, 2022
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Steven R. Mumma	Executive Chairman	February 25, 2022
Steven R. Mumma

/s/ Michael B. Clement	Director	February 25, 2022
Michael B. Clement

/s/ Alan L. Hainey	Director	February 25, 2022
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 25, 2022
Steven G. Norcutt

/s/ David R. Bock	Director	February 25, 2022
David R. Bock

/s/ Lisa A. Pendergast	Director	February 25, 2022
Lisa A. Pendergast

/s/ Audrey E. Greenberg	Director	February 25, 2022
Audrey E. Greenberg

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2021

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 25, 2022

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Residential loans, at fair value	$3,575,601	$3,049,166
Multi-family loans, at fair value	120,021	163,593
Investment securities available for sale, at fair value	200,844	724,726
Equity investments, at fair value	239,631	259,095
Cash and cash equivalents	289,602	293,183
Real estate, net	1,017,583	50,532
Other assets	198,416	115,292
Total Assets (1)	$5,641,698	$4,655,587
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$554,259	$405,531
Collateralized debt obligations ($839,419 at fair value and $682,802 at amortized cost, net as of December 31, 2021 and $1,054,335 at fair value and $569,323 at amortized cost, net as of December 31, 2020)	1,522,221	1,623,658
Convertible notes	137,898	135,327
Senior unsecured notes	96,704	—
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	709,356	36,752
Other liabilities	144,478	101,746
Total liabilities (1)	3,209,916	2,348,014

Commitments and Contingencies (See Note 13)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	66,392	—

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 29,500,000 and 30,900,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively, 22,284,994 and 20,872,888 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively ($557,125 and $521,822 aggregate liquidation preference as of December 31, 2021 and December 31, 2020, respectively)	538,221	504,765
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 379,405,240 and 377,744,476 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3,794	3,777
Additional paid-in capital	2,356,576	2,342,934
Accumulated other comprehensive income	1,778	994
Accumulated deficit	(559,338)	(551,268)
Company's stockholders' equity	2,341,031	2,301,202
Non-controlling interest in consolidated variable interest entities	24,359	6,371
Total equity	2,365,390	2,307,573
Total Liabilities and Equity	$5,641,698	$4,655,587

(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2021 and December 31, 2020, assets of consolidated VIEs totaled $2,924,678 and $2,150,984, respectively, and the liabilities of consolidated VIEs totaled $2,219,830 and $1,667,306, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
NET INTEREST INCOME:
Interest income	$206,866	$350,161	$694,614
Interest expense	83,248	223,068	566,750
Total net interest income	123,618	127,093	127,864

NON-INTEREST INCOME (LOSS):
Realized gains (losses), net	21,451	(148,058)	32,642
Realized loss on de-consolidation of Consolidated K-Series	—	(54,118)	—
Unrealized gains (losses), net	95,649	(160,161)	35,837
Income from equity investments	33,896	26,670	23,626
Impairment of goodwill	—	(25,222)	—
Income from real estate	15,230	419	215
Other income	5,515	678	2,128
Total non-interest income (loss)	171,741	(359,792)	94,448

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	48,908	42,228	35,794
Expenses related to real estate	28,849	763	482
Portfolio operating expenses	26,668	11,572	13,559
Total general, administrative and operating expenses	104,425	54,563	49,835

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	190,934	(287,262)	172,477
Income tax expense (benefit)	2,458	981	(419)

NET INCOME (LOSS)	188,476	(288,243)	172,896
Net loss (income) attributable to non-controlling interest in consolidated variable interest entities	4,724	(267)	840
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	193,200	(288,510)	173,736
Preferred stock dividends	(42,859)	(41,186)	(28,901)
Preferred stock redemption charge	(6,165)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,176	$(329,696)	$144,835

Basic earnings (loss) per common share	$0.38	$(0.89)	$0.65
Diluted earnings (loss) per common share	$0.38	$(0.89)	$0.64
Weighted average shares outstanding-basic	379,232	371,004	221,380
Weighted average shares outstanding-diluted	380,968	371,004	242,596

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,176	$(329,696)	$144,835
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	4,749	(31,654)	65,376
Reclassification adjustment for net (gain) loss included in net income (loss)	(3,965)	7,516	(18,109)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	784	(24,138)	47,267
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$144,960	$(353,834)	$192,102

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2018	$1,556	$289,755	$1,013,391	$(103,178)	$(22,135)	$1,179,389	$904	$1,180,293
Net income (loss)	—	—	—	173,736	—	173,736	(840)	172,896
Common stock issuance, net	1,352	—	803,033	—	—	804,385	—	804,385
Preferred stock issuance, net	—	215,010	—	—	—	215,010	—	215,010
Stock based compensation expense, net	6	—	5,361	—	—	5,367	—	5,367
Dividends declared on common stock	—	—	—	(190,520)	—	(190,520)	—	(190,520)
Dividends declared on preferred stock	—	—	—	(28,901)	—	(28,901)	—	(28,901)
Reclassification adjustment for net gain included in net income	—	—	—	—	(18,109)	(18,109)	—	(18,109)
Increase in fair value of available for sale securities	—	—	—	—	65,376	65,376	—	65,376
Decrease in non-controlling interest related to distributions from and de-consolidation of VIEs	—	—	—	—	—	—	(768)	(768)
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net (loss) income	—	—	—	(288,510)	—	(288,510)	267	(288,243)
Common stock issuance, net	851	—	511,239	—	—	512,090	—	512,090
Stock based compensation expense, net	12	—	9,910	—	—	9,922	—	9,922
Dividends declared on common stock	—	—	—	(84,993)	—	(84,993)	—	(84,993)
Dividends declared on preferred stock	—	—	—	(41,186)	—	(41,186)	—	(41,186)
Reclassification adjustment for net loss included in net loss	—	—	—	—	7,516	7,516	—	7,516
Decrease in fair value of available for sale securities	—	—	—	—	(31,654)	(31,654)	—	(31,654)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	6,808	6,808
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss) ($(704) allocated to redeemable non-controlling interest)	—	—	—	193,200	—	193,200	(4,020)	189,180

Preferred stock issuance, net	—	210,738	—	—	—	210,738	—	210,738
Preferred stock redemption	—	(177,282)	—	(6,165)	—	(183,447)	—	(183,447)
Stock based compensation expense, net	17	—	10,222	—	—	10,239	—	10,239
Dividends declared on common stock	—	—	—	(151,749)	—	(151,749)	—	(151,749)
Dividends declared on preferred stock	—	—	—	(42,859)	—	(42,859)	—	(42,859)
Dividends attributable to dividend equivalents	—	—	—	(497)	—	(497)	—	(497)
Reclassification adjustment for net gain included in net income	—	—	—	—	(3,965)	(3,965)	—	(3,965)
Increase in fair value of available for sale securities	—	—	—	—	4,749	4,749	—	4,749
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	25,509	25,509
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,501)	(81)
Balance, December 31, 2021	$3,794	$538,221	$2,356,576	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$188,476	$(288,243)	$172,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net depreciation/amortization (accretion)	51,386	14,744	(55,629)
Realized (gains) losses, net	(21,451)	148,058	(32,642)
Realized loss on de-consolidation of Consolidated K-Series	—	54,118	—
Unrealized (gains) losses, net	(95,649)	160,161	(35,837)
Impairment of goodwill	—	25,222	—
Loss (gain) related to real estate held for sale	157	—	(1,580)
Impairment of real estate under development	—	1,754	1,872
Loss on extinguishment of collateralized debt obligations	1,583	—	2,857
Recovery of loan losses	—	—	(2,780)
Income from preferred equity, mezzanine loan and equity investments	(54,507)	(48,667)	(47,840)
Distributions of income from preferred equity, mezzanine loan and equity investments	62,375	24,430	24,848
Stock based compensation expense, net	10,239	9,922	5,367
Changes in operating assets and liabilities:
Other assets	(30,212)	66,076	(41,525)
Other liabilities	26,515	(56,820)	45,094
Net cash provided by operating activities	138,912	110,755	35,101

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	432,585	1,820,194	97,951
Principal paydowns received on investment securities	143,996	189,732	227,397
Purchases of investment securities	(53,711)	(586,640)	(753,734)
Purchases of investments held in Consolidated SLST	—	—	(277,339)
Principal repayments received on residential loans	1,063,267	429,575	184,546
Proceeds from sales of residential loans	77,127	96,892	71,969
Purchases of residential loans	(1,581,094)	(569,157)	(829,519)
Principal repayments received on preferred equity and mezzanine loan investments	78,190	28,179	42,249
Return of capital from equity investments	123,138	17,432	13,617
Funding of preferred equity, mezzanine loan and equity investments	(145,143)	(80,500)	(163,883)
Funding of joint venture investments in Consolidated VIEs	(261,162)	—	—
Proceeds from sales resulting in de-consolidation of Consolidated K-Series	—	555,218	—
Principal repayments received on multi-family loans held in Consolidated K-Series	—	239,796	992,912
Purchases of investments held in Consolidated K-Series	—	—	(346,235)
Net payments made on derivative instruments settled during the period	—	(28,233)	(36,337)
Proceeds from sale of real estate owned	8,108	5,751	4,873
Cash received from initial consolidation of VIEs	27,907	327	—
Net proceeds from sale of real estate held for sale	—	—	3,587
Purchases of and capital expenditures on real estate	(46,059)	(206)	(128)
Distributions to non-controlling interest in Consolidated VIEs	(81)	—	—
Purchases of other assets	(98)	(477)	(991)
Net cash (used in) provided by investing activities	(133,030)	2,117,883	(769,065)

Cash Flows from Financing Activities:
Net proceeds received from (payments made on) repurchase agreements	146,852	(2,701,812)	972,207
Proceeds from issuance of senior unsecured notes, net	96,267	—	—
Proceeds from issuance of collateralized debt obligations, net	433,241	649,357	—
Common stock issuance, net	—	511,924	804,398
Preferred stock issuance, net	210,738	—	215,073
Redemption of preferred stock	(183,447)	—	—

Dividends paid on common stock and dividend equivalents	(151,616)	(105,492)	(163,364)
Dividends paid on preferred stock	(43,232)	(41,065)	(24,651)
Payments made on and extinguishment of collateralized debt obligations	(323,045)	(121,812)	(58,217)
Payments made on Consolidated K-Series CDOs	—	(147,376)	(992,075)
Payments made on Consolidated SLST CDOs	(160,762)	(89,484)	(2,918)
Net proceeds received from (payments made on) mortgages and notes payable in Consolidated VIEs	2,493	—	(4,022)
Net cash provided by (used in) financing activities	27,489	(2,045,760)	746,431
Net Increase in Cash, Cash Equivalents and Restricted Cash	33,371	182,878	12,467
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	304,490	121,612	109,145
Cash, Cash Equivalents and Restricted Cash - End of Period	$337,861	$304,490	$121,612

Supplemental Disclosure:
Cash paid for interest	$71,913	$292,059	$622,720
Cash paid for income taxes	$296	$1,521	$21

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$926,756	$50,481	$—
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$669,647	$36,752	$—
De-consolidation of multi-family loans held in Consolidated K-Series	$—	$17,381,483	$—
De-consolidation of Consolidated K-Series CDOs	$—	$16,612,093	$—
Consolidation of multi-family loans held in Consolidated K-Series	$—	$—	$6,599,974
Consolidation of Consolidated K-Series CDOs	$—	$—	$6,253,739
Consolidation of residential loans held in Consolidated SLST	$—	$—	$1,333,060
Consolidation of Consolidated SLST CDOs	$—	$—	$1,055,720
Transfer from residential loans to real estate owned	$4,133	$8,509	$6,105

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,404	$37,774	$58,274
Dividends declared on preferred stock to be paid in subsequent period	$9,924	$10,297	$10,175
Redemption of non-controlling interest by Consolidated VIE	$3,420	$—	$—
Mortgages and notes payable assumed by purchaser of real estate held for sale in Consolidated VIEs	$—	$—	$27,260

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$289,602	$293,183	$118,763
Restricted cash included in other assets	48,259	11,307	2,849
Total cash, cash equivalents, and restricted cash	$337,861	$304,490	$121,612

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

1.Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust ("REIT") in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets, including joint venture equity investments in multi-family apartment communities. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

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
“business purpose loans” refers to short-term loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit or loans which finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants;
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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

Reclassifications – Certain prior period amounts have been reclassified on the accompanying consolidated financial statements to conform to current period presentation.

Principles of Consolidation and Variable Interest Entities – The accompanying consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity (“VIE”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 7).

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with ASC 810, Consolidation ("ASC 810") when it is the primary beneficiary of such VIE, herein referred to as a “Consolidated VIE”. As primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

The Company evaluates the initial consolidation of each Consolidated VIE, which includes a determination of whether the VIE constitutes the definition of a business in accordance with ASC 805, Business Combinations ("ASC 805"), by considering if substantially all of the fair value of the gross assets within the VIE are concentrated in either a single identifiable asset or group of single identifiable assets. Upon consolidation, the Company recognizes the assets acquired, the liabilities assumed, and any third-party ownership of membership interests as non-controlling interest as of the consolidation or acquisition date, measured at their relative fair values (see Note 7). Non-controlling interest in Consolidated VIEs is adjusted prospectively for its share of the allocation of income or loss and equity contributions and distributions from each respective Consolidated VIE.

Residential Loans – The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans and business purpose loans are presented at fair value as of December 31, 2021 and 2020 on the accompanying consolidated balance sheets. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. The Company has elected the fair value option for residential loans either at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”) or following the adoption of Accounting Standards Update ("ASU") 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), effective January 1, 2020. As of December 31, 2021 and 2020, residential loans on the accompanying consolidated balance sheets includes those residential loans previously accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), and the Company's residential loans held in securitization trusts, both previously carried at amortized cost, net.

As of December 31, 2021 and 2020, residential loans included seasoned re-performing and non-performing residential loans held in a Freddie Mac-sponsored residential loan securitization, of which we own or have owned the first loss subordinated securities and certain IOs and senior securities issued by this securitization, and that we consolidate in our financial statements in accordance with GAAP (“Consolidated SLST”). Based on a number of factors, management determined that the Company was the primary beneficiary of Consolidated SLST and met the criteria for consolidation and, accordingly, has consolidated the securitization, including its assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within Consolidated SLST, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity (“CFE”) using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the related securitization trust is considered a qualifying CFE, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of its residential collateralized debt obligations and the Company's investment in the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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
Under ASC 310-30, the acquired credit impaired loans were accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. The Company estimated the principal and interest expected to be collected for these loans at the time of acquisition and periodically thereafter. The difference between the cash flows expected to be collected and the carrying amount of the loans was referred to as the “accretable yield.” This amount was accreted as interest income over the life of the loans using a level yield methodology. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” included estimates of both the impact of prepayments and expected credit losses over the life of the individual loan or the pool. Management monitored actual cash collections against its expectations, and revised cash flow expectations were prepared as necessary. A decrease in expected cash flows in subsequent periods may have indicated that the loan pool or individual loan was impaired, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduced any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected and resulted in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows was accounted for prospectively as a change in estimate.

Disposal of a residential loan accounted for under ASC 310-30 resulted in removal of the loan at its allocated carrying amount, and a gain or loss was recognized and reported based on the difference between the sales proceeds or payment from the borrower and the carrying amount of the loan. The Company used the specific allocation method for the removal of loans within a pool, as the estimated cash flows and related carrying amount for each individual loan were known. In these cases, the remaining accretable yield was unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool was addressed by the re-assessment of the estimate of cash flows for the pool prospectively. Residential loans accounted for under ASC 310-30 subject to modification were not removed from the pool even if those loans would otherwise be considered troubled debt restructurings because the pool, and not the individual loan, represented the unit of account.

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

The Company previously established an allowance for loan losses based on management’s judgment and estimate of expected credit losses inherent in our portfolio of residential loans held in securitization trusts, net. Estimation involved the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower’s current economic condition and other factors deemed to warrant consideration. Additionally, management looked at the balance of any delinquent loan and compared that to the current value of the collateralizing property. Management utilized various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a broker in the property’s area.

Multi-Family Loans – As of December 31, 2021 and 2020, multi-family loans included preferred equity investments in, and mezzanine loans to, entities that have multi-family real estate assets. A preferred equity investment is an equity investment in the entity that owns the underlying property. Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default.

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

Prior to January 1, 2020, preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, were stated at unpaid principal balance, adjusted for any unamortized premium or discount and deferred fees or expenses, net of valuation allowances. Management evaluated the collectability of both interest and principal of each of these loans, if circumstances warranted, to determine whether they were impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.

Preferred equity investments where the risks and payment characteristics are equivalent to an equity investment are included in Equity Investments below.

In 2019 and 2020, the Company, or one of its “special purpose entities” (“SPEs”), owned the first loss POs, certain IOs, and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, consolidated these securitizations, including their assets, liabilities, income and expenses in the Company's financial statements. In response to market conditions associated with the COVID-19 pandemic and the Company's intention to improve its liquidity, in March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO (see Note 7).

The Company elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which required that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measured both the financial assets and financial liabilities of a qualifying consolidated CFE using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Consolidated K-Series were considered qualifying CFEs, the Company determined the fair value of multi-family loans held in the Consolidated K-Series based on the fair value of the multi-family collateralized debt obligations issued by the Consolidated K-Series and the Company's investments in these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments was more observable.

Interest income was accrued and recognized as revenue when earned according to the terms of the multi-family loans held in the Consolidated K-Series and when, in the opinion of management, it was collectible. The accrual of interest on these loans was discontinued when, in management’s opinion, the interest was not collectible in the normal course of business.

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

Equity Investments – Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method or the cost method. In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings or preferred return and decreased for cash distributions and a proportionate share of the entity’s losses. Equity investments also include certain of the Company's multi-family preferred equity investments where the risks and payment characteristics are equivalent to an equity investment. The Company records its equity in earnings or losses from these multi-family preferred equity investments under the hypothetical liquidation of book value method of accounting due to the structures and the preferences it receives on the distributions from these entities pursuant to the respective agreements. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment.

Effective January 1, 2020, the Company has elected the fair value option for all equity investments. The Company elected the fair value option for its equity investments in entities that own interests (directly or indirectly) in multi-family or residential real estate assets or loans or entities that originate residential loans because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in income from equity investments on the accompanying consolidated statements of operations (see Note 6). Prior to January 1, 2020, management periodically reviewed its investments for impairment based on projected cash flows from the entity over the holding period. When any impairment was identified, the investments were written down to recoverable amounts.

Real Estate, Net – Upon the acquisition of real estate properties which do not constitute the definition of a business, the Company records its initial investments in income-producing real estate as asset acquisitions at fair value as of the acquisition date. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases.

The Company considers real estate to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Real estate held for sale is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the consolidated statements of operations in other income with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

The Company assesses the net fair value of real estate held for sale each reporting period that assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded in the consolidated statements of operations in other income with an allocation to non-controlling interest in the respective Consolidated VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

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

Rental revenue is recognized when earned from residents of the Company's real estate properties over the terms of the rental agreements, typically a duration of one year or less. The Company evaluates the collectability of amounts due from residents and recognizes revenue from residents when collectability is deemed probable. Other property revenues are recognized in the period earned.

Real Estate - Capitalization and Depreciation – The Company depreciates on a straight-line basis the building component of its real estate over a 30-year estimated useful life, building and improvements over a 10-year to 30-year estimated useful life, and furniture, fixtures and equipment over a 5-year estimated useful life, all of which are judgmental determinations. Betterments and certain costs directly related to the improvement of real estate are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

Real Estate Sales – The Company accounts for its real estate sales in accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales. When real estate is sold, the nature of the entire real estate component being sold is considered in relation to the entire transaction to determine whether the substance of the transaction is the sale of real estate. Profit is recognized on the date of the real estate sale provided that (a) a sale is consummated, (b) the buyer’s initial and continuing investments are adequate to demonstrate commitment to pay for the property, (c) the seller’s receivable is not subject to future subordination, and (d) the seller has transferred to the buyer the usual risks and rewards of ownership and does not have a substantial continuing involvement with the sold property. Sales value is calculated based on the stated sales price plus any other proceeds that are additions to the sales price subtracting any discount needed to reduce a receivable to its present value and any services the seller commits to perform without compensation.

Real Estate Under Development – The Company’s expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. The Company had no real estate under development as of December 31, 2021 and 2020.

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

The Company evaluated the home pricing and lot values of the real estate under development that was owned by Kiawah River View Investors ("KRVI"), a Consolidated VIE (see Note 7), on a quarterly basis. Based on evaluations during the year ended December 31, 2020, the Company determined that the real estate under development in KRVI was not fully recoverable and recognized a $1.8 million impairment loss which is included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2020, $0.9 million of this impairment loss is included in net income attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $0.9 million. For the year ended December 31, 2019, the Company recognized a $1.9 million impairment loss which is included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2019, $1.0 million of this impairment loss is included in net loss attributable to non-controlling interest in consolidated variable interest entities on the accompanying consolidated statements of operations, resulting in a net loss to the Company of $0.9 million. Fair value was determined based on the sales comparison approach which derives a value indication by comparing the subject property to similar properties that have been recently sold and assumes a purchaser will not pay more for a particular property than a similar substitute property. KRVI sold its remaining real estate under development in the year ended December 31, 2020.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, employment/non-compete agreements, and acquired in-place leases with useful lives ranging from 5 months to 10 years are included in other assets on the accompanying consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See "Real Estate, Net" for further discussion of acquired in-place lease intangible assets.

Other Assets – Other assets as of December 31, 2021 and 2020 include net lease intangibles, escrow balances, prepaid expenses and receivables in Consolidated VIEs and a wholly-owned subsidiary that owns a multi-family apartment community totaling $62.7 million and $3.0 million as of December 31, 2021 and 2020, respectively. Other assets also include restricted cash held by third parties, including cash held by the Company's securitization trusts, of $48.3 million and $11.3 million, respectively. Collections receivable from loan servicers, recoverable advances and interest receivable on residential loans totaling $48.6 million and $63.6 million as of December 31, 2021 and 2020, respectively, are also included in other assets. Other assets include operating lease right of use assets of $9.0 million and $10.1 million as of December 31, 2021 and 2020, respectively (with corresponding operating lease liabilities of $9.6 million and $10.6 million as of December 31, 2021 and 2020, respectively, included in other liabilities in the accompanying consolidated balance sheets).

Derivative Financial Instruments – In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), the Company records derivative financial instruments on the accompanying consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

The Company has used interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. At the inception of an interest rate swap agreement, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. The Company has elected to treat all interest rate swaps as trading instruments due to volatility and difficulty in effectively matching cash flows. We typically pay a fixed rate and receive a floating rate, based on one or three month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. Changes in fair value for interest rate swaps designated as trading instruments are reported on the accompanying consolidated statements of operations as unrealized gains (losses), net.

All of the Company’s interest rate swaps were cleared through a central clearing house. The Company exchanged variation margin for swaps based upon daily changes in fair value. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is treated as a legal settlement of the exposure under the swap contract. Previously such payments were treated as cash collateral pledged against the exposure under the swap contract. Accordingly, the Company accounted for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the interest rate swap asset or liability.

The Company had no outstanding derivatives as of December 31, 2021 and 2020.

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

Goodwill was not amortized but was evaluated for impairment on an annual basis, or more frequently if the Company believed indicators of impairment existed, by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit was less than the carrying value, an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value (in an amount not to exceed the total amount of goodwill allocated to the reporting unit) was recognized.

The Company’s annual evaluation of goodwill in the year ended December 31, 2019 indicated no impairment. However, in response to market conditions associated with the COVID-19 pandemic and the Company's intention to improve its liquidity, in March 2020, the Company sold, among other things, its entire portfolio of first loss POs issued by the Consolidated K-Series, certain senior and mezzanine securities issued by the Consolidated K-Series, Agency CMBS and CMBS that were held by its multi-family investment reporting unit. As a result of the sales, the Company re-evaluated its goodwill balance associated with the multi-family investment reporting unit for impairment. The Company considered qualitative indicators such as macroeconomic conditions, disruptions in equity and credit markets, REIT-specific market considerations, and changes in the net assets in the multi-family investment reporting unit to determine that a quantitative assessment of the fair value of the reporting unit was necessary. The Company performed its quantitative analysis by updating its discounted cash flow projection for the multi-family investment reporting unit for the reduced investment portfolio. This analysis yielded an impairment of the entire goodwill balance reported as a $25.2 impairment of goodwill on the accompanying consolidated statements of operations for the year ended December 31, 2020.

Repurchase Agreements – As of December 31, 2021 and 2020, the Company financed a portion of its residential loans through repurchase agreements that expire within 2 to 11 months (see Note 10). Amounts outstanding under the repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR or an interest rate floor, as applicable per the terms of the agreements. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST, the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization as debt on the accompanying consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company.

Convertible Notes – On January 23, 2017, the Company issued its 6.25% Senior Convertible Notes due 2022 (the “Convertible Notes”) to finance the acquisition of targeted assets and for general working capital purposes. The Company evaluated the conversion features of the Convertible Notes for embedded derivatives in accordance with ASC 815 and determined that the conversion features should not be bifurcated from the notes.

Senior Unsecured Notes - On April 27, 2021, the Company issued its 5.75% Senior Notes due 2026 to originate new investments, repay outstanding indebtedness and for general corporate purposes. The Company evaluated the call option feature of the Senior Notes for embedded derivatives in accordance with ASC 815 and determined that the call option feature should not be bifurcated from the notes.

Redeemable Non-Controlling Interest in Consolidated VIEs – The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interests in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. The redeemable non-controlling interest in Consolidated VIEs is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and equity contributions and distributions, or the redemption value, which is equivalent to fair value, of such ownership interests at the end of each reporting period. Adjustments to redemption value, if any, are recorded to the Company's additional paid-in capital and redeemable non-controlling interest in Consolidated VIEs.

Other Comprehensive Income (Loss) – The Company’s comprehensive income (loss) attributable to the Company’s common stockholders includes net income, the change in fair value of its available for sale securities purchased prior to October 2019, adjusted by realized net gains (losses) reclassified out of accumulated other comprehensive income (loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and charges related to redemptions of the Company's preferred stock and increased (decreased) for net loss (income) attributable to non-controlling interest in consolidated variable interest entities. See “Investment Securities Available for Sale” for discussion of the reporting of the change in fair value of available for sale securities purchased after September 2019.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2021, 2020 and 2019.

Stock Based Compensation – The Company has awarded restricted stock and other equity-based awards to eligible employees, officers and individuals who provide services to the Company as part of their compensation. Compensation expense for equity-based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

During the years ended December 31, 2021, 2020 and 2019, the Company granted Performance Share Units (“PSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders' return (“TSR”) percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs awarded during the years ended December 31, 2021 and 2020 also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

During the years ended December 31, 2021 and 2020, the Company granted Restricted Stock Units (“RSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

Adoption of Financial Instruments — Credit Losses (Topic 326)

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (“CECL”). In adopting ASU 2016-13, the Company elected to apply the fair value option in accordance with ASU 2019-05 to the Company’s residential loans, net and preferred equity and mezzanine loan investments that are accounted for as loans and preferred equity investments that are accounted for as equity investments. In adopting ASU 2016-13 and ASU 2019-05, the Company applied a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of accumulated deficit. Adjustments resulting from this one-time election to record the difference between the carrying value and the fair value of these assets have been reflected in our consolidated balance sheets as of January 1, 2020. Subsequent changes in fair value for these assets are recorded in unrealized gains (losses), net or income from equity investments on our consolidated statements of operations, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result of the implementation of ASU 2019-05, we recorded a cumulative-effect adjustment of $12.3 million as an increase to stockholders’ equity as of January 1, 2020.

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

3. Residential Loans, at Fair Value

The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans, and business purpose loans, are presented at fair value on its consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021				December 31, 2020
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,682,138	$1,071,228	$776,438	$3,529,804	$1,097,528	$1,231,669	$696,543	$3,025,740
(Discount)/premium	(44,256)	(2,998)	(37,011)	(84,265)	(42,259)	1,337	(41,506)	(82,428)
Unrealized gains	65,408	2,652	62,002	130,062	35,661	33,779	36,414	105,854
Carrying value	$1,703,290	$1,070,882	$801,429	$3,575,601	$1,090,930	$1,266,785	$691,451	$3,049,166

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of December 31, 2021 and 2020 (see Note 10).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 11).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 11).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021			2020			2019
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)
Unrealized (losses) gains, net	$20,403	$(31,128)	$34,932	$(4,440)	$33,479	$29,690	$42,087	$300

(1)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable (see Note 14). See Note 7 for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST, which include unrealized gains (losses) on the residential loans held in Consolidated SLST presented in the table above and unrealized gains (losses) on the CDOs issued by Consolidated SLST.

The Company recognized $1.6 million of net realized gains, $18.1 million of net realized losses and $2.9 million of net realized gains on the sale of residential loans, at fair value during the years ended December 31, 2021, 2020 and 2019, respectively. The Company also recognized $18.8 million, $9.7 million and $6.2 million of net realized gains on the payoff of residential loans, at fair value during the years ended December 31, 2021, 2020 and 2019, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of December 31, 2021 and 2020, respectively, are as follows:

	December 31, 2021			December 31, 2020
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	21.7%	10.5%	22.0%	23.6%	10.9%	19.8%
Florida	10.4%	10.5%	8.9%	13.1%	10.5%	8.1%
New York	8.8%	9.8%	9.2%	9.2%	9.3%	8.9%
Texas	7.4%	4.0%	4.3%	5.6%	4.0%	4.3%
New Jersey	5.9%	7.3%	6.4%	5.6%	7.1%	5.6%
Massachusetts	4.6%	2.7%	5.6%	1.6%	2.8%	4.7%
Illinois	2.7%	7.1%	2.3%	2.5%	6.8%	2.7%
Maryland	2.5%	3.9%	4.7%	2.8%	3.8%	6.3%

The following table presents the fair value and aggregate unpaid principal balance of the Company’s residential loans and residential loans held in securitization trusts in non-accrual status as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
December 31, 2021	$92,990	$102,981	$17,102	$17,716
December 31, 2020	149,444	169,553	16,057	17,748
Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $135.9 million and $236.7 million were 90 days or more delinquent as of December 31, 2021 and 2020, respectively.

4.Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's consolidated statements of operations. Multi-family loans consist of the following as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Investment amount	$118,307	$163,392
Deferred loan fees, net	(672)	(1,169)
Unrealized gains, net	2,386	1,370
Total, at Fair Value	$120,021	$163,593

For the years ended December 31, 2021 and 2020, the Company recognized $1.0 million in net unrealized gains and $1.5 million in net unrealized losses on preferred equity and mezzanine loan investments included in multi-family loans, respectively. On January 1, 2020, the Company elected to account for its preferred equity and mezzanine loans investments using the fair value option (see Note 2). Accordingly, the Company recognized no net unrealized gains on preferred equity and mezzanine loans included in multi-family loans for the year ended December 31, 2019.
For the years ended December 31, 2021, 2020, and 2019, the Company recognized $2.5 million, $1.1 million, and $3.8 million in premiums resulting from early redemption of preferred equity and mezzanine loans included in multi-family loans, respectively, which are included in other income on the accompanying consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$3,972	$3,363	$3,325	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of December 31, 2021 and 2020, respectively, are as follows:

	December 31, 2021	December 31, 2020
Texas	28.3%	11.4%
Florida	12.2%	8.5%
Tennessee	11.0%	14.3%
Georgia	7.4%	10.1%
Ohio	7.2%	5.2%
North Carolina	7.0%	4.9%
Louisiana	5.8%	—
Alabama	5.0%	9.7%

5.Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825 where changes in fair value are recorded in unrealized gains (losses), net on the Company's consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021				December 31, 2020
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS	$—	$—	$—	$—	$138,541	$854	$—	$139,395
Non-Agency RMBS (1)	100,186	949	(2,636)	98,499	100,465	170	(10,786)	89,849
CMBS	32,600	684	(138)	33,146	139,019	5,685	(3,731)	140,973
ABS	21,795	17,884	—	39,679	34,139	9,086	—	43,225
Total investment securities available for sale - fair value option	154,581	19,517	(2,774)	171,324	412,164	15,795	(14,517)	413,442

CECL Securities
Non-Agency RMBS (2)	27,743	1,787	(10)	29,520	266,855	4,336	(5,374)	265,817
CMBS	—	—	—	—	43,435	2,032	—	45,467
Total investment securities available for sale - CECL Securities	27,743	1,787	(10)	29,520	310,290	6,368	(5,374)	311,284
Total	$182,324	$21,304	$(2,784)	$200,844	$722,454	$22,163	$(19,891)	$724,726

(1)Includes non-Agency RMBS held in a securitization trust with a total fair value of $37.6 million as of December 31, 2020. During the year ended December 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).
(2)Includes non-Agency RMBS held in a securitization trust with a total fair value of $71.5 million as of December 31, 2020. During the year ended December 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization, returning the non-Agency RMBS held by the re-securitization trust to the Company (see Note 7).

Accrued interest receivable for investment securities available for sale in the amount of $0.7 million and $2.4 million as of December 31, 2021 and 2020, respectively, is included in other assets on the Company's consolidated balance sheets.

Realized Gain or Loss Activity

The following tables summarize our investment securities sold during the years ended December 31, 2021, 2020, and 2019, respectively (dollar amounts in thousands):

	Year Ended December 31, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS	$123,622	$—	$(3,480)	$(3,480)
Non-Agency RMBS	176,166	4,923	(854)	4,069
CMBS	132,797	11,083	(452)	10,631
Total	$432,585	$16,006	$(4,786)	$11,220

	Year Ended December 31, 2020
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,892	$44	$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358	(11,697)	(6,339)
Total Agency RMBS	992,966	5,402	(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666	(209)	5,457
Total Agency	1,138,377	11,068	(16,063)	(4,995)
Non-Agency RMBS	433,076	435	(34,856)	(34,421)
CMBS	248,741	8,176	(30,289)	(22,113)
Total	$1,820,194	$19,679	$(81,208)	$(61,529)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 7).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 7).

	Year Ended December 31, 2019
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$1,021	33	$—	$33
CMBS	96,930	21,938	(156)	21,782
Total	$97,951	$21,971	$(156)	$21,815

The Company recognized a write-down of fair value option non-Agency RMBS for a realized loss of $5.5 million for the year ended December 31, 2021.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 38 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2021 and 2020, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 5.8 years and 5.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2021	December 31, 2020
0 to 5 years	$144,266	$332,934
Over 5 to 10 years	39,306	320,361
10+ years	17,272	71,431
Total	$200,844	$724,726
Unrealized Losses in Other Comprehensive Income

The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2021 and 2020, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the years ended December 31, 2021 and 2020.

The following table presents the Company’s CECL securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

December 31, 2021	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$2,300	$(3)	$48	$(7)	$2,348	$(10)
Total	$2,300	$(3)	$48	$(7)	$2,348	$(10)

December 31, 2020	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)
Total	$159,841	$(4,526)	$8,234	$(848)	$168,075	$(5,374)

At December 31, 2021, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

Other than Temporary Impairment

For the year ended December 31, 2019, the Company did not recognize other-than-temporary impairment through earnings.

6.Equity Investments, at Fair Value

The Company's equity investments consist of, or have consisted of, preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), equity ownership interests in entities that invest in single-family properties and invest in or originate residential loans (or single-family equity ownership interests) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its consolidated balance sheets as a result of a fair value election.

The following table presents the Company's equity investments as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Somerset Deerfield Investor, LLC	45%	$19,965	45%	$18,792
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	5,725	43%	5,140
Walnut Creek Properties Holdings, L.L.C.	36%	9,482	36%	8,803
DCP Gold Creek, LLC	44%	6,686	44%	6,357
1122 Chicago DE, LLC	53%	7,723	53%	7,222
Rigsbee Ave Holdings, LLC	56%	11,331	56%	10,222
Bighaus, LLC	42%	15,471	42%	14,525
FF/RMI 20 Midtown, LLC	51%	25,499	51%	23,936
Lurin-RMI, LLC	38%	9,548	38%	7,216
Palms at Cape Coral, LLC	34%	5,175	—	—
America Walks at Port St. Lucie, LLC	62%	30,383	—	—
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	17,213	—	—
Lucie at Tradition Holdings, LLC	70%	16,597	—	—
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	—	—	45%	11,441
Audubon Mezzanine Holdings, L.L.C. (Series A)	—	—	57%	11,456
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	—	—	46%	7,234
Towers Property Holdings, LLC	—	—	37%	12,119
Mansions Property Holdings, LLC	—	—	34%	11,679
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	—	—	43%	4,320
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	—	—	37%	9,966
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	—	—	53%	12,337
Total - Multi-Family Preferred Equity Ownership Interests		180,798		182,765

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	3,770	—	—
GWR Gateway Partners, LLC	70%	6,670	—	—
Total - Joint Venture Equity Investments in Multi-Family Properties		10,440		—

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	11%	19,143	11%	13,040
Constructive Loans, LLC (1)	—	29,250	—	—
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I)	—	—	49%	63,290
Total - Single-Family Equity Ownership Interests		48,393		76,330
Total		$239,631		$259,095

(1)As of December 31, 2021, the Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. After acquiring this investment, the Company purchased $94.0 million of residential loans from the entity for the year ended December 31, 2021.

The Company records its equity in earnings or losses from its multi-family preferred equity ownership interests under the hypothetical liquidation of book value method of accounting due to the structures and the preferences it receives on the distributions from these entities pursuant to the respective agreements. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment. On January 1, 2020, the Company elected to account for its multi-family preferred equity ownership interests using the fair value option (see Note 2). Pursuant to the fair value election, changes in fair value of the Company's multi-family preferred equity ownership interests are reported in current period earnings for the years ended December 31, 2021 and 2020.

The following table presents income from multi-family preferred equity ownership interests for the years ended December 31, 2021, 2020, and 2019, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying consolidated statements of operations. Income from these investments during the years ended December 31, 2021 and 2020 includes $0.4 million and $0.3 million of net unrealized gains, respectively.

	For the Years Ended December 31,
Investment Name	2021	2020	2019
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	$1,304	$1,260	$1,167
Somerset Deerfield Investor, LLC	2,295	2,168	1,992
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	585	551	539
Audubon Mezzanine Holdings, L.L.C. (Series A)	1,251	1,213	1,224
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	735	782	741
Walnut Creek Properties Holdings, L.L.C.	1,240	928	803
Towers Property Holdings, LLC	1,192	1,243	638
Mansions Property Holdings, LLC	1,148	1,198	615
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	412	454	188
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	966	1,044	367
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	1,193	1,293	267
DCP Gold Creek, LLC	780	701	—
1122 Chicago DE, LLC	908	835	—
Rigsbee Ave Holdings, LLC	1,683	1,148	—
Bighaus, LLC	1,786	1,002	—
FF/RMI 20 Midtown, LLC	3,059	686	—
Lurin-RMI, LLC	931	81	—
Palms at Cape Coral, LLC	342	—	—
America Walks at Port St. Lucie, LLC	1,678	—	—
EHOF-NYMT Sunset Apartments Preferred, LLC	661	—	—
Lucie at Tradition Holdings, LLC	484	—	—
Total Income - Multi-Family Preferred Equity Ownership Interests	$24,633	$16,587	$8,541

For the year ended December 31, 2021, the Company recognized $2.8 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying consolidated statements of operations. The following table presents income (loss) from these investments for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2021	2020	2019
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP	$6,378	$1,519	$843
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (1)	(15)	9,513	3,776
Constructive Loans, LLC (2)	2,750	—	—
Total Income - Single Family Equity Ownership Interests	$9,113	$11,032	$4,619

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$60	$—	$—
GWR Gateway Partners, LLC	90	—	—
The Preserve at Port Royal Venture, LLC (4)	—	(949)	5,374
Evergreens JV Holdings, LLC (5)	—	—	5,107
Total Income (Loss) - Joint Venture Equity Investments in Multi-Family Properties	$150	$(949)	$10,481

(1)The Company's equity investment was redeemed during the year ended December 31, 2021.
(2)Includes net unrealized gain of $2.8 million for the year ended December 31, 2021.
(3)Includes net unrealized gain of $0.2 million and no realized gains for the year ended December 31, 2021, net unrealized losses of $9.7 million and a realized gain of $8.8 million for the year ended December 31, 2020 and net unrealized gains of $0.3 million and a realized gain of $10.2 million for the year ended December 31, 2019.
(4)The Company's equity investment was redeemed during the year ended December 31, 2020.
(5)The Company's equity investment was redeemed during the year ended December 31, 2019.

Summary combined financial information for the Company’s equity investments as of December 31, 2021 and 2020, respectively, and for the years ended December 31, 2021, 2020, and 2019, respectively, is shown below (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Balance Sheets:
Real estate, net	$727,963	$917,392
Residential loans	38,423	268,693
Other assets	95,016	190,429
Total assets	$861,402	$1,376,514

Notes payable, net	$469,120	$649,241
Collateralized debt obligations	—	233,765
Other liabilities	80,672	23,734
Total liabilities	549,792	906,740
Members' equity	311,610	469,774
Total liabilities and members' equity	$861,402	$1,376,514

	For the Years Ended December 31,
	2021	2020	2019
Operating Statements: (1)
Rental revenues	$87,147	$80,339	$63,265
Real estate sales	205,000	54,100	42,350
Cost of real estate sales	(140,800)	(32,779)	(25,534)
Interest income	3,875	14,438	9,214
Realized and unrealized (losses) gains, net	(7,693)	27,107	10,452
Other income	15,046	7,566	4,697
Operating expenses	(55,799)	(54,691)	(42,383)
Income before debt service, acquisition costs, and depreciation and amortization	106,776	96,080	62,061
Interest expense	(28,849)	(36,601)	(28,340)
Depreciation and amortization	(37,172)	(38,112)	(45,548)
Net income (loss)	$40,755	$21,367	$(11,827)

(1)The Company records income (loss) from equity investments under either the hypothetical liquidation of book value method of accounting or the equity method using the fair value option. Accordingly, the combined net income (loss) shown above is not indicative of the income (loss) recognized by the Company from equity investments.

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

As of December 31, 2021 and 2020, the Company evaluated its residential loan securitizations and re-securitization of non-agency RMBS and concluded that the entities created to facilitate the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a "Financing VIE" and collectively, the "Financing VIEs"). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of December 31, 2021 and 2020. During the year ended December 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization and one of its residential loan securitizations with outstanding principal balances of $14.7 million and $203.5 million at the time of redemption, respectively, returned the assets held by the trusts to the Company and recognized $1.6 million of loss on the extinguishment of collateralized debt obligations.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of December 31, 2021 and 2020, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying consolidated financial statements (see Notes 2, 3 and 11). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST, other than those securities owned by the Company as of December 31, 2021 and 2020 with a fair value of $230.3 million and $212.1 million, respectively (see Note 14). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of December 31, 2021 and 2020.

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

Consolidated K-Series

As of December 31, 2019, the Company invested in multi-family CMBS consisting of POs that represented the first loss position of the Freddie Mac-sponsored multi-family K-series securitizations from which they were issued, and certain IOs and certain senior and mezzanine CMBS securities issued from those securitizations. The Company evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they were VIEs and if so, whether the Company was the primary beneficiary requiring consolidation. The Company determined that the Freddie Mac-sponsored multi-family K-Series securitization trusts were VIEs, which we refer to as the Consolidated K-Series. The Company also determined that it was the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Note 2). The Company elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which required that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's consolidated statements of operations. Our investment in the Consolidated K-Series was limited to the multi-family CMBS that we owned.

In March 2020, the Company sold its first loss POs and certain mezzanine securities issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO. These sales, for total proceeds of approximately $555.2 million, resulted in a realized net loss of $54.1 million and reversal of previously recognized net unrealized gains of $168.5 million. The sales also resulted in the de-consolidation of $17.4 billion in multi-family loans held in the Consolidated K-Series and $16.6 billion in Consolidated K-Series CDOs. Also in March 2020, the Company transferred its remaining IOs and mezzanine and senior securities owned in the Consolidated K-Series with a fair value of approximately $237.3 million to investment securities available for sale. The Company subsequently sold such securities in the years ended December 31, 2021 and 2020.

Consolidated Real Estate VIEs

During the year ended December 31, 2021, the Company invested in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture investments in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets. The initial consolidation of the joint venture entities included operating real estate in the amount of $926.8 million and lease intangibles in the amount of $52.0 million (included in other assets in the accompanying consolidated balance sheets), mortgages payable on real estate, net in the amount of $669.6 million, other liabilities in the amount of $15.9 million, redeemable non-controlling interests in the amount of $67.1 million and non-controlling interests in the amount of $25.5 million. The non-controlling interests represent third-party ownership of the VIEs' membership interests.

In addition, on November 12, 2020 (the "Changeover Date"), the Company reconsidered its evaluation of its variable interest in a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE on the Changeover Date. Prior to the Changeover Date, the Company accounted for its investment as a preferred equity investment included in multi-family loans. On the Changeover Date, the Company consolidated this VIE into its consolidated financial statements. The Company accounted for the initial consolidation of the VIE in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entity are concentrated in either a single identifiable asset or group of similar identifiable assets. The estimated Changeover Date fair value of the consideration transferred totaled $8.7 million, which consisted of the estimated fair value of the Company's preferred equity investment in the VIE that was determined using assumptions for the underlying estimated cash flows and discount rate. The initial consolidation of this VIE included operating real estate in the amount of $50.5 million and a lease intangible in the amount of $1.6 million (included in other assets in the accompanying consolidated balance sheets), other liabilities in the amount of $1.5 million, a mortgage payable on real estate, net in the amount of $36.8 million and a non-controlling interest (representing third-party ownership of the VIE's membership interests) in the amount of $6.8 million. Subsequently, in July 2021, the VIE redeemed its non-controlling interest which resulted in an equity transaction accounted for by the Company in accordance with ASC 810. In addition, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company.

In analyzing whether the Company is the primary beneficiary of the Financing VIEs, Consolidated SLST, the Consolidated K-Series and Consolidated Real Estate VIEs, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and
•whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company’s residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs of as of December 31, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$29,606	$29,606
Residential loans, at fair value	801,429	1,070,882	—	1,872,311
Real estate, net held in Consolidated VIEs (1)	—	—	927,725	927,725
Other assets	20,932	3,547	70,557	95,036
Total assets	$822,361	$1,074,429	$1,027,888	$2,924,678

Collateralized debt obligations ($682,802 at amortized cost, net and $839,419 at fair value)	$682,802	$839,419	$—	$1,522,221
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	672,568	672,568
Other liabilities	4,321	3,193	17,527	25,041
Total liabilities	$687,123	$842,612	$690,095	$2,219,830
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$66,392	$66,392
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$24,359	$24,359
Net investment (5)	$135,238	$231,817	$247,042	$614,097

(1)Included in real estate, net in the accompanying consolidated balance sheets.
(2)Included in mortgages payable on real estate, net in the accompanying consolidated balance sheets.
(3)Represents redeemable third-party ownership of membership interests in Consolidated Real Estate VIEs. See Redeemable Non-Controlling Interest in Consolidated VIEs below.
(4)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.
(5)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, non-Agency RMBS re-securitization, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2020 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

	Financing VIEs		Other VIEs
	Residential Loan Securitizations	Non-Agency RMBS Re-Securitization	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$—	$462	$462
Residential loans, at fair value	691,451	—	1,266,785	—	1,958,236
Investment securities available for sale, at fair value	—	109,140	—	—	109,140
Real estate, net held in Consolidated VIEs (1)	—	—	—	50,532	50,532
Other assets	24,959	535	4,075	3,045	32,614
Total assets	$716,410	$109,675	$1,270,860	$54,039	$2,150,984

Collateralized debt obligations ($569,323 at amortized cost, net and $1,054,335 at fair value)	$554,067	$15,256	$1,054,335	$—	$1,623,658
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	—	36,752	36,752
Other liabilities	2,610	70	2,781	1,435	6,896
Total liabilities	$556,677	$15,326	$1,057,116	$38,187	$1,667,306
Non-controlling interest in Consolidated VIEs (3)	$—	$—	$—	$6,371	$6,371
Net investment (4)	$159,733	$94,349	$213,744	$9,481	$477,307

(1)Included in real estate, net in the accompanying consolidated balance sheets.
(2)Included in mortgages payable on real estate, net in the accompanying consolidated balance sheets.
(3)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.
(4)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interest, if any.

The following tables present statements of operations for non-Company-sponsored VIEs for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Year Ended December 31,
	2021
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$40,944	$—	$40,944
Interest expense	28,135	3,477	31,612
Total net interest income (expense)	12,809	(3,477)	9,332

Unrealized gains, net	23,832	—	23,832
Income from real estate	—	12,339	12,339
Other loss	—	—	—
Total non-interest income	23,832	12,339	36,171

Expenses related to real estate (1)	—	25,687	25,687

Net income (loss)	36,641	(16,825)	19,816
Net loss attributable to non-controlling interest in Consolidated VIEs	—	4,724	4,724
Net income (loss) attributable to Company	$36,641	$(12,101)	$24,540

(1)Includes depreciation expense of $4.8 million and amortization expense related to lease intangibles of $13.6 million.

	Year Ended December 31,
	2020
	Consolidated K-Series (1)	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$151,841	$45,194	$—	$197,035
Interest expense	129,762	31,663	—	161,425
Total net interest income	22,079	13,531	—	35,610

Unrealized losses, net	(10,951)	(32,073)	—	(43,024)
Income from real estate	—	—	419	419
Other loss	—	—	(2,667)	(2,667)
Total non-interest income (loss)	(10,951)	(32,073)	(2,248)	(45,272)

Expenses related to real estate (2)	—	—	763	763

Net income (loss)	11,128	(18,542)	(3,011)	(10,425)
Net income attributable to non-controlling interest in Consolidated VIEs	—	—	(267)	(267)
Net income (loss) attributable to Company	$11,128	$(18,542)	$(3,278)	$(10,692)

(1)Reflects statement of operations for the Consolidated K-Series prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series.
(2)Includes depreciation expense of $0.2 million and amortization expense related to lease intangibles of $0.2 million.

	Year Ended December 31,
	2019
	Consolidated K-Series	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$535,226	$4,764	$—	$539,990
Interest expense	457,130	2,945	—	460,075
Total net interest income	78,096	1,819	—	79,915

Unrealized gains (losses), net	23,962	(83)	—	23,879
Income from real estate	—	—	215	215
Other loss	—	—	(2,424)	(2,424)
Total non-interest income (loss)	23,962	(83)	(2,209)	21,670

General and administrative expenses	—	—	219	219
Expenses related to real estate	—	—	482	482
Total general, administrative and operating expenses	—	—	701	701

Net income (loss)	102,058	1,736	(2,910)	100,884
Net loss attributable to non-controlling interest in Consolidated VIEs	—	—	840	840
Net income (loss) attributable to Company	$102,058	$1,736	$(2,070)	$101,724

Redeemable Non-Controlling Interest in Consolidated VIEs

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interests in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to the Company at fair value once a year and the sales are subject to minimum and maximum amount limitations.

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the year ended December 31, 2021 (dollar amounts in thousands):

Beginning balance	$—
Initial consolidation of Consolidated VIEs	67,096
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(704)
Ending balance	$66,392

Unconsolidated VIEs

As of December 31, 2021 and 2020, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2021 and 2020, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$39,679	$—	$39,679
Non-Agency RMBS	—	30,924	—	30,924
Preferred equity investments in multi-family properties	120,021	—	180,798	300,819
Joint venture equity investments in multi-family properties	—	—	10,440	10,440
Equity investments in entities that invest in residential properties	—	—	19,143	19,143
Maximum exposure	$120,021	$70,603	$210,381	$401,005

	December 31, 2020
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$43,225	$—	$43,225
Preferred equity investments in multi-family properties	158,501	—	182,765	341,266
Mezzanine loans on multi-family properties	5,092	—	—	5,092
Equity investments in entities that invest in residential properties and loans	—	—	76,330	76,330
Maximum exposure	$163,593	$43,225	$259,095	$465,913

8.Derivative Instruments and Hedging Activities

The Company had no outstanding derivatives as of December 31, 2021 and 2020, respectively. The Company may enter into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures and options on futures. The Company may also purchase or sell “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities.
Derivatives Not Designated as Hedging Instruments

The table below summarizes the activity of derivative instruments not designated as hedging instruments for the year ended December 31, 2020 (dollar amounts in thousands):

	Notional Amount For the Year Ended December 31, 2020
Type of Derivative Instrument	December 31, 2019	Additions	Terminations	December 31, 2020
Interest rate swaps	$495,500	$—	$(495,500)	$—

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands):

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

9.Real Estate, Net

As of December 31, 2021, the Company invests in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

As of December 31, 2020, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its consolidated financial statements. In July 2021, the VIE redeemed its non-controlling interest, which caused the entity to no longer meet the criteria for being characterized as a VIE and become a wholly-owned subsidiary of the Company (see Note 7). In November 2021, the Company determined that the multi-family apartment community owned by the wholly-owned subsidiary met the criteria to be classified as held for sale, transferred the property held by the wholly-owned subsidiary from operating real estate to real estate held for sale and recognized a $0.2 million loss included in other income on the accompanying consolidated statements of operations.

The multi-family apartment communities lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point. Rental income for the years ended December 31, 2021, 2020, and 2019 in the amounts of $14.3 million, $0.4 million, and $0.2 million, respectively, is included in income from real estate on the accompanying consolidated statements of operations.

The following is a summary of real estate, net, collectively, as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Land	$111,182	$5,400
Building and improvements	835,635	43,764
Furniture, fixture and equipment	23,546	1,522
Operating real estate	$970,363	$50,686
Accumulated depreciation (1)	(3,890)	(154)
Operating real estate, net	$966,473	$50,532
Real estate held for sale, net (2)	$51,110	$—
Real estate, net	$1,017,583	$50,532

(1)Depreciation expense for the years ended December 31, 2021 and 2020 totaled $5.7 million and $0.2 million, respectively, and is included in expenses related to real estate on the accompanying consolidated statements of operations. For the year ended December 31, 2019, the Company recognized no depreciation expense.
(2)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.

The estimated depreciation expense related to operating real estate held in Consolidated VIEs is as follows (dollar amounts in thousands):

Year Ending December 31,	Depreciation Expense
2022	$33,351
2023	$33,351
2024	$33,351
2025	$33,351
2026	$32,668

10.Repurchase Agreements

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38
December 31, 2020	$1,301,389	$407,213	$(1,682)	$405,531	$575,380	2.92%	11.92

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021. Includes non-mark-to-market repurchase agreements with an outstanding balance of $49.8 million, weighted average rate of 4.00%, and weighted average maturity of 8.80 months as of December 31, 2020.
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

As of December 31, 2021, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of December 31, 2021 and through the date of this Annual Report on Form 10-K.

Investment Securities

The Company has repurchase agreements with financial institutions to finance its investment securities portfolio. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to LIBOR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of December 31, 2021 and 2020, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	December 31, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$814,256	$839,419	2.75%	2059
Residential loan securitizations	686,122	682,802	2.43%	2026 - 2061
Total collateralized debt obligations	$1,500,378	$1,522,221

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 14).

	December 31, 2020
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)		Stated Maturity (2)
Consolidated SLST (3)	$975,017	$1,054,335	2.75%		2059
Residential loan securitizations	557,497	554,067	3.36%		2025 - 2060
Non-Agency RMBS re-securitization	15,449	15,256	One-month LIBOR plus 5.25%	(4)	2025
Total collateralized debt obligations	$1,547,963	$1,623,658

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
(4)Represents the pass-through rate through the payment date in December 2021. During the year ended December 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization.

The Company's collateralized debt obligations as of December 31, 2021 had stated maturities as follows:

Year Ending December 31,	Total
2022	$—
2023	—
2024	—
2025	—
2026	180,000
Thereafter	1,320,378
Total	$1,500,378

12.    Debt

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 outstanding. Costs related to the issuance of the Convertible Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The underwriter’s discount and deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $0.1 million and $2.7 million as of December 31, 2021 and 2020, respectively. The underwriter’s discount and deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

The Convertible Notes were issued at 96% of the principal amount, bore interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and matured on January 15, 2022. The Company did not have the right to redeem the Convertible Notes prior to maturity and no sinking fund was provided for the Convertible Notes. Holders of the Convertible Notes were permitted to convert their Convertible Notes into shares of the Company’s common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which was subject to adjustment upon the occurrence of certain specified events, initially equaled 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes were senior unsecured obligations of the Company that ranked pari passu in right of payment with the Company's senior unsecured indebtedness and ranked senior in right of payment to the Company’s subordinated debentures and any of its other indebtedness that was expressly subordinated in right of payment to the Convertible Notes.

During the year ended December 31, 2021, none of the Convertible Notes were converted.

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

As of December 31, 2021, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $3.3 million as of December 31, 2021. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

As of December 31, 2021, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of December 31, 2021 and through the date of this Annual Report on Form 10-K.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2021 and 2020 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 25, 2022, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

During the year ended December 31, 2021, the Company invested in eleven joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

On November 12, 2020, the Company determined that it became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, on this date, the Company consolidated the VIE into its consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is as a wholly-owned subsidiary of the Company (see Note 7).

The consolidated multi-family apartment communities are subject to mortgages payable for which the Company has no obligation for repayment. The following table presents detailed information for these mortgages payable on real estate as of December 31, 2021 and 2020, respectively (dollar amounts in thousands):

	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1)	Unfunded Commitment
December 31, 2021	$718,717	$(9,361)	$709,356	2024 - 2031	3.56%	$27,198
December 31, 2020	37,030	(278)	36,752	2028	2.54%	—

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.

Debt Maturities

As of December 31, 2021, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2022	$138,000
2023	—
2024	109,651
2025	150,480
2026	134,017
Thereafter	469,569
Total	$1,001,717

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of December 31, 2021, no contingencies have been recorded on our consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2021, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Leases

As of December 31, 2021, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2021, 2020, and 2019 amounted to $1.7 million, $1.6 million, and $1.2 million, respectively. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2021, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2022	$1,721
2023	1,732
2024	1,548
2025	1,604
2026	1,617
Thereafter	3,478
Total	$11,700

Investment Commitment

The Company has entered into an agreement to fund joint venture equity investments in multi-family properties totaling $40.0 million with certain members of its existing joint venture equity investments.

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

e.Equity Investments – Fair value for equity investments is determined (i) by the valuation process for preferred equity and mezzanine loan investments as described in c. above, (ii) using a multiple of earnings before taxes, depreciation and amortization of the entity or (iii) using the net asset value ("NAV") of the equity investment entity as a practical expedient. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.Derivative Instruments – The Company’s derivative instruments were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Clearing, through which these instruments were cleared. The derivatives are presented net of variation margin payments pledged or received. The Company had no outstanding derivatives as of December 31, 2021 and 2020.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,703,290	$1,703,290	$—	$—	$1,090,930	$1,090,930
Consolidated SLST	—	—	1,070,882	1,070,882	—	—	1,266,785	1,266,785
Residential loans held in securitization trusts	—	—	801,429	801,429	—	—	691,451	691,451
Multi-family loans	—	—	120,021	120,021	—	—	163,593	163,593
Investment securities available for sale:
Agency RMBS	—	—	—	—	—	139,395	—	139,395
Non-Agency RMBS	—	128,019	—	128,019	—	355,666	—	355,666
CMBS	—	33,146	—	33,146	—	186,440	—	186,440
ABS	—	39,679	—	39,679	—	43,225	—	43,225
Equity investments	—	—	239,631	239,631	—	—	259,095	259,095
Total	$—	$200,844	$3,935,253	$4,136,097	$—	$724,726	$3,471,854	$4,196,580
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$839,419	$839,419	$—	$—	$1,054,335	$1,054,335
Total	$—	$—	$839,419	$839,419	$—	$—	$1,054,335	$1,054,335

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2021, 2020, and 2019, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2021
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,090,930	$1,266,785	$691,451	$163,593	$259,095	$3,471,854
Total gains/(losses) (realized/unrealized)
Included in earnings	36,844	(35,953)	43,001	18,795	36,729	99,416
Transfers in	—	—	—	—	—	—
Transfers out (1)	(2,080)	—	(2,053)	—	—	(4,133)
Transfer to securitization trust, net (2)	(305,433)	—	305,433	—	—	—
Funding/Contributions	—	—	—	37,678	107,465	145,143
Paydowns/Distributions	(618,790)	(159,950)	(239,436)	(100,045)	(163,658)	(1,281,879)
Recovery of charge-off	—	—	—	—	—	—
Sales	(74,751)	—	(2,376)	—	—	(77,127)
Purchases	1,576,570	—	5,409	—	—	1,581,979
Balance at the end of period	$1,703,290	$1,070,882	$801,429	$120,021	$239,631	$3,935,253

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

	Year Ended December 31, 2020
	Residential loans			Multi-family loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Preferred equity and mezzanine loan investments	Consolidated K-Series	Equity investments	Total
Balance at beginning of period	$1,429,754	$1,328,886	$—	$—	$17,816,746	$83,882	$20,659,268
Total (losses)/gains (realized/unrealized)
Included in earnings	(9,240)	27,898	31,402	20,454	41,795	26,670	138,979
Transfers in (1)	164,279	—	46,572	182,465	—	107,477	500,793
Transfers out (2) (3)	(6,017)	—	(2,492)	(8,719)	(237,297)	—	(254,525)
Transfer to securitization trust (4)	(651,911)	—	651,911	—	—	—	—
Funding/Contributions	—	—	—	14,164	—	66,336	80,500
Paydowns/Distributions	(308,600)	(89,999)	(35,942)	(44,771)	(239,796)	(25,270)	(744,378)
Recovery of charge-off	—	—	—	—	35	—	35
Sales (3)	(96,892)	—	—	—	(17,381,483)	—	(17,478,375)
Purchases	569,557	—	—	—	—	—	569,557
Balance at the end of period	$1,090,930	$1,266,785	$691,451	$163,593	$—	$259,095	$3,471,854

(1)As of January 1, 2020, the Company elected to account for all residential loans, residential loans held in securitization trusts, equity investments and preferred equity and mezzanine loan investments using the fair value option (see Note 2).
(2)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned and the consolidation of a preferred equity investment into the Company's consolidated financial statements (see Note 7).
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

	Year Ended December 31, 2019
	Residential loans
	Residential loans	Consolidated SLST	Consolidated K-Series	CMBS held in re-securitization trusts	Equity investments	Total
Balance at beginning of period	$737,523	$—	$11,679,847	$52,700	$32,994	$12,503,064
Total gains/(losses) (realized/unrealized)
Included in earnings	55,459	(445)	533,094	17,734	15,100	620,942
Included in other comprehensive income (loss)	—	—	—	(13,665)	—	(13,665)
Transfers out (1)	(913)	—	—	—	—	(913)
Funding/Contributions	—	—	—	—	50,000	50,000
Paydowns/Distributions	(171,909)	(3,729)	(992,912)	—	(14,212)	(1,182,762)
Charge-off	—	—	(3,257)	—	—	(3,257)
Sales	(19,814)	—	—	(56,769)	—	(76,583)
Purchases (2)	829,408	1,333,060	6,599,974	—	—	8,762,442
Balance at the end of period	$1,429,754	$1,328,886	$17,816,746	$—	$83,882	$20,659,268

(1)Transfers out of Level 3 assets include the transfer of residential loans to real estate owned.
(2)During the year ended December 31, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. Also during the year ended December 31, 2019, the Company purchased first loss subordinated securities, IOs and senior RMBS securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the respective securitizations (see Note 7).

The following tables detail changes in valuation for the Level 3 liabilities for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

Level 3 Liabilities:

Year Ended December 31, 2021
Consolidated SLST CDOs
Balance at beginning of period	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(54,154)
Paydowns	(160,762)
Balance at the end of period	$839,419

	Year Ended December 31, 2020
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses (realized/unrealized)
Included in earnings	35,018	68,764	103,782
Paydowns	(147,376)	(89,484)	(236,860)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Balance at the end of period	$—	$1,054,335	$1,054,335

(1)During the year ended December 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series, and, as a result, de-consolidated the Consolidated K-Series CDOs (see Note 7). Also includes the Company's net sales of senior securities issued by Consolidated SLST for the year ended December 31, 2020 (see Note 7).

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

(1)During the year ended December 31, 2019, the Company purchased first loss PO securities and certain IOs and senior or mezzanine CMBS securities issued from securitizations that it determined to consolidate and included in the Consolidated K-Series. Also during the year ended December 31, 2019, the Company purchased first loss subordinated securities, IOs and senior RMBS securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the respective securitizations (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,411,356	Discounted cash flow	Lifetime CPR	8.5%	—	-	48.7%
			Lifetime CDR	0.5%	—	-	29.0%
			Loss severity	9.2%	—	-	100.0%
			Yield	4.6%	2.3%	-	40.8%

	$93,363	Liquidation model	Annual home price appreciation	1.8%	—	-	38.2%
			Liquidation timeline (months)	28	9	-	50
			Property value	$677,928	$15,000	-	$6,500,000
			Yield	7.2%	7.0%	-	26.1%

Consolidated SLST (3)	$1,070,882		Liability price	N/A

Total	$3,575,601

Multi-family loans (1)	$120,021	Discounted cash flow	Discount rate	11.3%	10.0%	-	19.5%
			Months to assumed redemption	37	1	-	60
			Loss severity	—

Equity investments (1) (2)	$191,238	Discounted cash flow	Discount rate	12.4%	11.0%	-	15.4%
			Months to assumed redemption	29	2	-	57
			Loss severity	—
Liabilities
Consolidated SLST CDOs (3) (4)	$839,419	Discounted cash flow	Yield	2.9%	1.6%	-	17.0%
			Collateral prepayment rate	10.4%	3.7%	-	13.0%
			Collateral default rate	1.9%	—	-	8.1%
			Loss severity	16.4%	—	-	23.0%
(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments does not include equity ownership interests in entities that invest in or originate residential properties and loans. The fair value of these investments is determined using a multiple of earnings before taxes, depreciation and amortization of the entity or the net asset value ("NAV") as a practical expedient.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At December 31, 2021, the fair value of securities we own in Consolidated SLST amounts to $230.3 million.

(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2021, 2020 and 2019, respectively, for our Level 3 assets and liabilities held as of December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Assets
Residential loans
Residential loans (1)	$31,222	$16,449	$44,470
Consolidated SLST (1)	(31,128)	33,479	300
Residential loans held in securitization trust (1)	35,570	17,785	—
Multi-family loans
Preferred equity and mezzanine loan investments (1)	1,924	(682)	—
Consolidated K-Series (1)	—	—	586,993
Equity investments (2)	3,990	256	5,374
Liabilities
Collateralized debt obligations
Consolidated SLST (1)	$54,960	$(65,552)	$(383)
Consolidated K-Series (1)	—	—	(563,031)

(1)Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
(2)Presented in income from equity investments on the Company’s consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2021 and 2020, respectively (dollar amounts in thousands):

		December 31, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$289,602	$289,602	$293,183	$293,183
Residential loans	Level 3	3,575,601	3,575,601	3,049,166	3,049,166
Multi-family loans	Level 3	120,021	120,021	163,593	163,593
Investment securities available for sale	Level 2	200,844	200,844	724,726	724,726
Equity investments	Level 3	239,631	239,631	259,095	259,095
Financial Liabilities:
Repurchase agreements	Level 2	554,259	554,259	405,531	405,531
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	682,802	686,027	554,067	561,329
Consolidated SLST	Level 3	839,419	839,419	1,054,335	1,054,335
Non-Agency RMBS re-securitization	Level 2	—	—	15,256	15,472
Subordinated debentures	Level 3	45,000	44,388	45,000	36,871
Convertible notes	Level 2	137,898	138,011	135,327	137,716
Senior unsecured notes	Level 2	96,704	102,215	—	—
Mortgages payable on operating real estate	Level 3	709,356	712,112	36,752	36,752

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

f.Mortgages payable on operating real estate – The fair value of consolidated variable-rate mortgages payable approximates the carrying value of such liabilities. The fair value of consolidated fixed-rate mortgages payable is estimated based upon discounted cash flows at current borrowing rates.

15.    Stockholders’ Equity

(a)Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 22,284,994 shares and 20,872,888 shares issued and outstanding as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company has four outstanding series of cumulative redeemable preferred stock (the “Preferred Stock”): 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

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

In July 2021, the Company redeemed all outstanding shares of its 7.875% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") at an aggregate redemption price of approximately $25.08 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date. The excess of the $25.00 liquidation price per share over the carrying value of the Series C Preferred Stock resulted in a charge of $3.4 million to net income attributable to Company's common stockholders for the year ended December 31, 2021.

In November 2021, the Company issued 3,000,000 shares of Series G Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share, in an underwritten public offering, for net proceeds of approximately $72.1 million, after deducting underwriting discounts and commissions and offering expenses.

In December 2021, the Company redeemed all outstanding shares of its 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at an aggregate redemption price of approximately $25.34 per share, which included accumulated and unpaid dividends up to, but not including, the redemption date. The excess of the $25.00 liquidation price per share over the carrying value of the Series B Preferred Stock resulted in a charge of $2.7 million to net income attributable to Company's common stockholders for the year ended December 31, 2021.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of December 31, 2021 and 2020 (dollar amounts in thousands):

December 31, 2021

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	3,450,000	3,000,000	72,088	75,000	7.000%	January 15, 2027
Total	29,500,000	22,284,994	$538,221	$557,125

December 31, 2020

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed Rate
Series B	6,000,000	3,156,087	$76,180	$78,902	7.750%	June 4, 2018
Series C	6,600,000	4,181,807	101,102	104,545	7.875%	April 22, 2020
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	148,134	153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Total	30,900,000	20,872,888	$504,765	$521,822

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
(2)Each series of Preferred Stock is not redeemable by the Company prior to the respective optional redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, respectively). Refer above for disclosure regarding the optional redemption of the Company's Series B Preferred Stock and Series C Preferred Stock.
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

    (b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2019 through December 31, 2021:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock (1)		Series C Preferred Stock (1)		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
December 13, 2021	January 1, 2022	January 15, 2022	$—		$—		$0.50		$0.4921875		$0.4296875		$0.24792	(2)
September 13, 2021	October 1, 2021	October 15, 2021	0.484375		—		0.50		0.4921875		0.4679000	(3)	—
June 14, 2021	July 1, 2021	July 15, 2021	0.484375		0.4921875		0.50		0.4921875		—		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375		0.4921875		0.50		0.4921875		—		—
December 7, 2020	January 1, 2021	January 15, 2021	0.484375		0.4921875		0.50		0.4921875		—		—
September 14, 2020	October 1, 2020	October 15, 2020	0.484375		0.4921875		0.50		0.4921875		—		—
June 15, 2020	July 1, 2020	July 15, 2020	0.968750	(4)	0.9843750	(4)	1.00	(4)	0.9843750	(4)	—		—
December 10, 2019	January 1, 2020	January 15, 2020	0.484375		0.4921875		0.50		0.4757800	(5)	—		—
September 9, 2019	October 1, 2019	October 15, 2019	0.484375		0.4921875		0.50		—		—		—
June 14, 2019	July 1, 2019	July 15, 2019	0.484375		0.4921875		0.50		—		—		—
March 19, 2019	April 1, 2019	April 15, 2019	0.484375		0.4921875		0.50		—		—		—

(1)Refer above for disclosure regarding the optional redemption of the Company's Series B Preferred Stock and Series C Preferred Stock.
(2)Cash dividend for the short initial dividend period that began on November 24, 2021 and ended on January 14, 2022.
(3)Cash dividend for the long initial dividend period that began on July 7, 2021 and ended on October 14, 2021.
(4)Preferred Stock dividends declared on June 15, 2020 included cash dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020 and cash dividends for the quarterly period that began on April 15, 2020 and ended on July 14, 2020.
(5)Cash dividend for the partial quarterly period that began on October 18, 2019 and ended on January 14, 2020.

(c)Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. Beginning in the second quarter of 2020, the Company has declared a regular quarterly cash dividend in each quarterly period through December 31, 2021. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2019 and ended December 31, 2021:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2021	December 13, 2021	December 27, 2021	January 25, 2022	$0.100
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	0.100
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.100
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.100
Fourth Quarter 2020	December 7, 2020	December 17, 2020	January 25, 2021	0.100
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050
Fourth Quarter 2019	December 10, 2019	December 20, 2019	January 27, 2020	0.200
Third Quarter 2019	September 9, 2019	September 19, 2019	October 25, 2019	0.200
Second Quarter 2019	June 14, 2019	June 24, 2019	July 25, 2019	0.200
First Quarter 2019	March 19, 2019	March 29, 2019	April 25, 2019	0.200

During 2021, aggregate dividends for our common stock were $0.40 per share. For tax reporting purposes, the 2021 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.09, $0.04 and $0.27, respectively, per share. During 2020, aggregate dividends for our common stock were $0.225 per share. For tax reporting purposes, the 2020 dividends were classified as ordinary income and return of capital in the amounts of $0.180 and $0.045, respectively, per share. During 2019, aggregate dividends for our common stock were $0.80 per share. For tax reporting purposes, the 2019 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.42, $0.13 and $0.25, respectively, per share.

(d)Public Offering of Common Stock

The following table details the Company's public offerings of common stock during the three years ended December 31, 2021 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
February 2020	50,600,000	$305,274
January 2020	34,500,000	206,650
November 2019	28,750,000	172,150
September 2019	28,750,000	173,093
July 2019	23,000,000	137,500
May 2019	20,700,000	123,102
March 2019	17,250,000	101,160
January 2019	14,490,000	83,772

(1)    Proceeds are net of underwriting discounts and commissions and offering expenses.

(e)Equity Distribution Agreements

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company issued 2,260,200 shares of its common stock under the Prior Equity Distribution Agreement, at an average price of $6.12 per share, resulting in total net proceeds to the Company of $13.6 million. As of December 31, 2021, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the “Preferred Equity Distribution Agreement”) with a sales agent, pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million, from time to time through the sales agent. On November 27, 2019, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $131.5 million. The amendment also provided for the inclusion of sales of the Company’s Series E Preferred Stock. On August 10, 2021, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $149.1 million. The amendment also provided for the inclusion of sales of the Company's Series F Preferred Stock and the exclusion of sales of the Company's Series C Preferred Stock. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company issued 1,972,888 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $24.88 per share, resulting in total net proceeds to the Company of $48.4 million. As of December 31, 2021, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the years ended December 31, 2021 and 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted earnings (loss) per common share. During the year ended December 31, 2019, the Company’s Convertible Notes were determined to be dilutive and were included in the calculation of diluted earnings per common share under the “if-converted” method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.

During the year ended December 31, 2021, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the year ended December 31, 2020, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the year ended December 31, 2019, the PSUs awarded under the 2017 Plan were determined to be dilutive. There were no RSUs outstanding during the year ended December 31, 2019.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2021	2020	2019
Basic Earnings (Loss) per Common Share
Net income (loss) attributable to Company	$193,200	$(288,510)	$173,736
Less: Preferred Stock dividends	(42,859)	(41,186)	(28,901)
Less: Preferred Stock redemption charge	(6,165)	—	—
Net income (loss) attributable to Company’s common stockholders	$144,176	$(329,696)	$144,835
Basic weighted average common shares outstanding	379,232	371,004	221,380
Basic Earnings (Loss) per Common Share	$0.38	$(0.89)	$0.65

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$193,200	$(288,510)	$173,736
Less: Preferred Stock dividends	(42,859)	(41,186)	(28,901)
Less: Preferred Stock redemption charge	(6,165)	—	—
Add back: Interest expense on Convertible Notes for the period, net of tax	—	—	10,662
Net income (loss) attributable to Company’s common stockholders	$144,176	$(329,696)	$155,497
Weighted average common shares outstanding	379,232	371,004	221,380
Net effect of assumed Convertible Notes conversion to common shares	—	—	19,695
Net effect of assumed PSUs vested	1,541	—	1,521
Net effect of assumed RSUs vested	195	—	—
Diluted weighted average common shares outstanding	380,968	371,004	242,596
Diluted Earnings (Loss) per Common Share	$0.38	$(0.89)	$0.64

17.    Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan, as amended from time to time, are substantially the same as the 2010 Plan. At December 31, 2021, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company’s common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 43,170,000.

Of the common stock authorized at December 31, 2021, 31,367,872 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 687,503 shares under the 2017 Plan as of December 31, 2021. The Company’s employees have been issued 2,689,394 shares of restricted stock under the 2017 Plan as of December 31, 2021. At December 31, 2021, there were 1,909,107 shares of non-vested restricted stock outstanding, 6,168,886 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,016,252 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2020, 5,540,536 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors had been issued 507,821 shares under the 2017 Plan as of December 31, 2020. The Company’s employees had been issued 1,881,380 shares of restricted stock under the 2017 Plan as of December 31, 2020. At December 31, 2020, there were 1,603,766 shares of non-vested restricted stock outstanding, 4,798,517 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 441,746 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a)Restricted Common Stock Awards

During the years ended December 31, 2021, 2020 and 2019, the Company recognized non-cash compensation expense on its restricted common stock awards of $4.3 million, $3.8 million and $2.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient’s termination of employment, subject to certain exceptions.

A summary of the activity of the Company’s non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the years ended December 31, 2021, 2020 and 2019, respectively, is presented below:

	2021		2020		2019
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	1,603,766	$6.27	837,123	$6.18	507,536	$5.91
Granted	1,058,211	3.86	1,054,254	6.33	536,242	6.30
Vested	(621,438)	5.41	(287,611)	6.22	(205,080)	5.85
Forfeited	(131,432)	4.92	—	—	(1,575)	6.35
Non-vested shares as of December 31	1,909,107	$5.05	1,603,766	$6.27	837,123	$6.18
Restricted stock granted during the period	1,058,211	$3.86	1,054,254	$6.33	536,242	$6.30

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2021 and 2020, the Company had unrecognized compensation expense of $5.1 million and $5.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan and 2010 Plan, collectively. The unrecognized compensation expense at December 31, 2021 is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted shares vested during the years ended December 31, 2021, 2020 and 2019 was $2.5 million, $1.8 million and $1.3 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b)Performance Share Units

During the years ended December 31, 2021, 2020 and 2019, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company’s common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the years ended December 31, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU Awards under the 2017 Plan for the years ended December 31, 2021, 2020 and 2019, respectively, is presented below:

	2021		2020		2019
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs at January 1	2,902,014	$4.98	2,018,518	$4.09	842,792	$4.20
Granted	1,631,661	5.56	883,496	7.03	1,175,726	4.01
Vested	(842,792)	4.20	—	—	—	—
Forfeited	(314,143)	5.29	—	—	—	—
Non-vested target PSUs as of December 31	3,376,740	$5.43	2,902,014	$4.98	2,018,518	$4.09

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the year ended December 31, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2021, 2020 and 2019, there was $7.6 million, $5.7 million and $4.5 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2021 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the PSUs was $5.5 million, $5.0 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(c)Restricted Stock Units

During the years ended December 31, 2021 and 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the years ended December 31, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the years ended December 31, 2021 and 2020, respectively, is presented below:

	2021		2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs at January 1	441,746	$6.23	—	$—
Granted	815,830	3.69	441,746	6.23
Vested	(147,254)	6.23	—	—
Forfeited	(94,070)	4.37	—	—
Non-vested RSUs as of December 31	1,016,252	$4.36	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the year ended December 31, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2021 and 2020, there was $2.7 million and $1.8 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at December 31, 2021 is expected to be recognized over a weighted average period of 1.7 years. Compensation expense related to the RSUs was $1.7 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

18.    Income Taxes

For the years ended December 31, 2021, 2020 and 2019, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current income tax provision (benefit)
Federal	$280	$1,225	$(65)
State	5	151	43
Total current income tax provision (benefit)	285	1,376	(22)
Deferred income tax provision (benefit)
Federal	1,339	(244)	(245)
State	834	(151)	(152)
Total deferred income tax provision (benefit)	2,173	(395)	(397)
Total income tax provision (benefit)	$2,458	$981	$(419)

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows (dollar amounts in thousands).

	For the Years Ended December 31,
	2021		2020		2019
Provision (benefit) at statutory rate	$41,088	21.0%	$(60,381)	21.0%	$36,397	21.0%
Non-taxable REIT income	(36,691)	(18.8)	58,783	(20.4)	(37,199)	(21.5)
State and local tax provision	825	0.4	150	(0.1)	43	—
Other	225	0.1	(45)	—	(620)	(0.4)
Valuation allowance	(2,989)	(1.5)	2,474	(0.9)	960	0.6
Total provision (benefit)	$2,458	1.2%	$981	(0.4)%	$(419)	(0.3)%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2021 and 2020, respectively, are as follows (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$3,615	$6,024
Capital loss carryover	7,549	4,442
GAAP/Tax basis differences	254	814
Total deferred tax assets (1)	11,418	11,280
Deferred tax liabilities
GAAP/Tax basis differences	6,681	2
Total deferred tax liabilities (2)	6,681	2
Valuation allowance (1)	(5,136)	(9,503)
Total net deferred tax (liability) asset	$(399)	$1,775

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2021, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $10.6 million. The Company’s carryforward net operating losses of approximately $9.7 million can be carried forward indefinitely until they are offset by future taxable income. The remaining $0.9 million of net operating losses will expire between 2036 and 2037 if they are not offset by future taxable income. Additionally, as of December 31, 2021, the Company, through wholly-owned TRSs, had also incurred approximately $22.2 million in capital losses. The Company’s carryforward capital losses will expire between 2023 and 2026 if they are not offset by future capital gains.

As of December 31, 2021, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is a decrease of approximately $4.4 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the year ended December 31, 2021, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Interest income
Residential loans
Residential loans	$83,852	$69,170	$63,031
Consolidated SLST	40,944	45,194	4,764
Residential loans held in securitization trusts	38,941	12,612	3,222
Total residential loans	163,737	126,976	71,017
Multi-family loans
Preferred equity and mezzanine loan investments	15,321	20,899	20,899
Consolidated K-Series	—	151,841	535,226
Total multi-family loans	15,321	172,740	556,125
Investment securities available for sale	27,750	49,925	65,486
Other	58	520	1,986
Total interest income	206,866	350,161	694,614
Interest expense
Repurchase agreements	13,844	37,334	90,110
Collateralized debt obligations
Consolidated SLST	28,135	31,663	2,945
Consolidated K-Series	—	129,762	457,130
Residential loan securitizations	19,660	6,967	1,682
Non-Agency RMBS and CMBS re-securitizations	283	3,290	494
Total collateralized debt obligations	48,078	171,682	462,251
Convertible debt	11,196	10,997	10,813
Senior unsecured notes	4,335	—	—
Subordinated debentures	1,831	2,187	2,865
Derivatives	—	868	711
Mortgages payable on operating real estate	3,964	—	—
Total interest expense	83,248	223,068	566,750
Net interest income	$123,618	$127,093	$127,864

20.    Subsequent Events

In January 2022, the Company completed a securitization of residential loans, resulting in approximately $286.3 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $195.6 million on an outstanding repurchase agreement related to residential loans.

In January 2022, the Company redeemed the Convertible Notes at maturity for $138.0 million. None of the Convertible Notes were converted prior to maturity.

In February 2022, the Company's Board of Directors authorized a share repurchase program for up to $200.0 million of the Company's common stock.

In February 2022, the Company completed a securitization of business purpose loans, resulting in approximately $223.5 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $121.1 million on an outstanding repurchase agreement related to business purpose loans.

Schedule III - Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

December 31, 2021

			Initial Cost to Company			Gross Amount at Close of Period (1)
Market	Number of Properties	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period (Years)
Operating Real Estate

Multi-Family - Operating
Houston, TX	1	$25,798	$3,919	$27,543	$1,198	$3,919	$28,741	$32,660	$(1,153)	1998	2021	5	-	30
Fort Myers, FL	1	36,134	7,546	34,504	1,638	7,546	36,142	43,688	(699)	1973 & 1979	2021	5	-	30
Fort Worth, TX	1	21,872	3,202	23,614	1,254	3,202	24,868	28,070	(393)	1985	2021	5	-	30
Tampa, FL	1	49,307	10,152	53,668	534	10,152	54,202	64,354	(917)	1971 & 1972	2021	5	-	30
Birmingham, AL	1	32,040	2,823	42,373	61	2,823	42,434	45,257	(418)	2013	2021	5	-	30
Pearland, TX	1	6,041	—	8,351	77	—	8,428	8,428	(57)	2008	2021	5	-	30
Pearland, TX	1	21,283	2,744	27,590	43	2,744	27,633	30,377	(199)	2011	2021	5	-	30
Orlando, FL	1	35,561	9,012	36,435	—	9,012	36,435	45,447	—	1983	2021	5	-	30
Birmingham, AL	1	71,834	5,875	88,029	—	5,875	88,029	93,904	—	2004 & 2017	2021	5	-	30
Brandon, FL	1	38,918	3,884	48,869	—	3,884	48,869	52,753	—	1974 & 1981	2021	5	-	30
Beaufort, SC	1	24,311	6,113	30,894	—	6,113	30,894	37,007	—	2001	2021	5	-	30
Dallas, TX	1	30,569	3,616	40,497	—	3,616	40,497	44,113	—	2009	2021	5	-	30
Dallas, TX	1	27,736	5,728	34,635	—	5,728	34,635	40,363	—	2014	2021	5	-	30
San Antonio, TX	1	35,775	6,827	43,240	—	6,827	43,240	50,067	—	2014	2021	5	-	30
San Antonio, TX	1	24,027	3,116	35,223	—	3,116	35,223	38,339	—	2015	2021	5	-	30
Collierville, TN	1	32,510	3,113	45,616	—	3,113	45,616	48,729	—	2000	2021	5	-	30
Little Rock, AR	1	19,485	2,366	27,229	—	2,366	27,229	29,595	—	1999	2021	5	-	30
Columbia, SC	1	17,190	2,420	21,363	—	2,420	21,363	23,783	—	1986	2021	5	-	30
St. Petersburg, FL	1	56,216	9,823	74,801	—	9,823	74,801	84,624	—	2014	2021	5	-	30

Louisville, KY	1	43,126	5,567	52,819	—	5,567	52,819	58,386	—	2017	2021	5	-	30
Houston, TX	1	22,835	6,406	25,211	—	6,406	25,211	31,617	—	1993	2021	5	-	30
Total Multi-Family - Operating	21	$672,568	$104,252	$822,504	$4,805	$104,252	$827,309	$931,561	$(3,836)

Single-Family Rental - Operating
Chicago, IL	127	$—	$6,075	$27,481	$1,905	$6,075	$29,386	$35,461	$(54)	1890 - 2010	2021	5	-	30
Baltimore, MD	10	—	713	1,963	2	713	1,965	2,678	—	1952 - 1986	2021	5	-	30
Houston, TX	3	—	142	521	—	142	521	663	—	1972 - 1984	2021	5	-	30
Total Single-Family Rental - Operating	140	$—	$6,930	$29,965	$1,907	$6,930	$31,872	$38,802	$(54)

Total Operating Real Estate	161	$672,568	$111,182	$852,469	$6,712	$111,182	$859,181	$970,363	$(3,890)

Real Estate Held for Sale

Multi-Family - Held for Sale
Gainesville, FL	1	$36,788	$5,400	$45,080	$2,713	$5,400	$47,793	$53,193	$(1,926)	2000	2020	5	-	30
Total Multi-Family - Held for Sale	1	$36,788	$5,400	$45,080	$2,713	$5,400	$47,793	$53,193	$(1,926)

Total Real Estate	162	$709,356	$116,582	$897,549	$9,425	$116,582	$906,974	$1,023,556	$(5,816)

(1)The aggregate cost of consolidated real estate in the table above for federal income tax purposes was $1.0 billion as of December 31, 2021.

Notes to Schedule III (Dollar amounts in thousands)

1.Reconciliation of Operating Real Estate

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$50,686	$—	$—
Acquisitions	963,651	50,480	—
Improvements	9,219	206	—
Reclassification to held for sale	(53,193)	—	—
Balance at end of period	$970,363	$50,686	$—

2.Reconciliation of Accumulated Depreciation for Operating Real Estate

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$(154)	$—	$—
Depreciation	(5,662)	(154)	—
Reclassification to held for sale	1,926	—	—
Balance at end of period	$(3,890)	$(154)	$—

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2021

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential loans
First lien loans
Original loan amount $0 - $99,999	1,120	0.00% - 14.99%	09/23/2013 - 08/01/2061	$57,475	$1,030
Original loan amount $100,000 - $199,999	1,341	2.00% - 11.84%	05/14/2022 - 11/01/2061	173,951	2,001
Original loan amount $200,000 - $299,999	763	0.00% - 10.86%	07/01/2027 - 10/01/2061	170,794	3,378
Original loan amount over $299,999	968	1.88% - 9.13%	08/01/2025 - 05/01/2061	417,639	9,205

Second lien loans
Original loan amount $0 - $99,999	245	5.75% - 8.88%	09/01/2031 - 05/01/2050	10,126	576
Original loan amount $100,000 - $199,999	19	6.25% - 8.63%	11/01/2032 - 04/01/2050	2,291	—
Original loan amount $200,000 - $299,999	6	6.75% - 8.13%	03/01/2046 - 01/01/2050	1,333	—

Business purpose loans
Original loan amount $0 - $99,999	452	4.25% - 13.99%	01/07/2020 - 01/01/2052	56,598	1,818
Original loan amount $100,000 - $199,999	453	3.75% - 13.49%	01/09/2020 - 01/01/2052	80,298	1,437
Original loan amount $200,000 - $299,999	309	3.50% - 12.50%	04/19/2020 - 01/01/2052	87,576	1,755
Original loan amount over $299,999	688	3.50% - 12.00%	05/29/2020 - 01/01/2052	645,209	5,874

Residential loans held in securitization trusts
First lien loans
Original loan amount $0 - $99,999	1,178	1.38% - 12.13%	04/01/2012 - 10/01/2061	64,755	8,968
Original loan amount $100,000 - $199,999	1,390	0.00% - 11.85%	12/01/2021 - 10/01/2061	162,907	19,276
Original loan amount $200,000 - $299,999	619	1.75% - 11.90%	11/01/2023 - 09/01/2061	123,285	16,348
Original loan amount over $299,999	673	1.38% - 9.75%	12/01/2025 - 09/01/2061	241,055	30,946

Business purpose loans
Original loan amount $0 - $99,999	60	7.25% - 13.50%	09/01/2021 - 12/01/2022	6,797	—
Original loan amount $100,000 - $199,999	81	7.50% - 12.99%	09/01/2021 - 07/01/2023	13,680	169
Original loan amount $200,000 - $299,999	73	6.50% - 12.00%	10/01/2021 - 06/01/2023	19,006	200

Original loan amount over $299,999	178	6.50% - 11.00%	09/01/2021 - 10/29/2023	169,944	—

Consolidated SLST
First lien loans	6,802	1.38% - 10.50%	01/01/2022 - 09/01/2061	1,070,882	135,906
				$3,575,601	$238,887

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$3,049,166	$20,780,548	$12,707,625
Cumulative-effect adjustment for implementation of fair value option (1)	—	5,812	—
Additions during period:
Purchases	1,581,979	569,557	8,762,553
Accretion of purchase discount	4,154	5,265	11,234
Change in realized and unrealized gains	44,564	101,957	638,557
Deductions during period:
Repayments of principal	(1,018,176)	(674,337)	(1,052,812)
Collection of interest	—	—	(11,429)
Transfer to investment securities available for sale (2)	—	(237,297)	—
Transfer to REO	(4,133)	(8,509)	(6,105)
Cost of loans sold (2)	(77,127)	(17,478,478)	(213,871)
Provision for loan loss	—	—	2,780
Amortization of premium	(4,826)	(15,352)	(57,984)
Balance at end of period	$3,575,601	$3,049,166	$20,780,548

(1)As of January 1, 2020, the Company has elected to account for all residential loans using the fair value option (see Note 2).
(2)During the year ended December 31, 2020, the Company sold first loss PO securities included in the Consolidated K-Series and, as a result, de-consolidated the multi-family loans held in the Consolidated K-Series and transferred its remaining securities owned in the Consolidated K-Series to investment securities available for sale (see Notes 2 and 7).