Form 10-Q
period 2022-03-31
NEW YORK MORTGAGE TRUST INC
filed 2022-05-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 5, 2022 was 381,249,031.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Residential loans, at fair value	$3,953,427	$3,575,601
Multi-family loans, at fair value	110,208	120,021
Investment securities available for sale, at fair value	145,780	200,844
Equity investments, at fair value	225,300	239,631
Cash and cash equivalents	303,762	289,602
Real estate, net	1,534,833	1,017,583
Other assets	268,442	215,019
Total Assets (1)	$6,541,752	$5,658,301
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$927,049	$554,259
Collateralized debt obligations ($754,264 at fair value and $1,143,855 at amortized cost, net as of March 31, 2022 and $839,419 at fair value and $682,802 at amortized cost, net as of December 31, 2021)	1,898,119	1,522,221
Convertible notes	—	137,898
Senior unsecured notes	96,870	96,704
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	1,083,371	709,356
Other liabilities	187,981	161,081
Total liabilities (1)	4,238,390	3,226,519

Commitments and Contingencies (See Note 13)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	53,361	66,392

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 and 29,500,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively, 22,284,994 shares issued and outstanding ($557,125 aggregate liquidation preference)	538,221	538,221
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 381,249,031 and 379,405,240 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,812	3,794
Additional paid-in capital	2,357,910	2,356,576
Accumulated other comprehensive (loss) income	(410)	1,778
Accumulated deficit	(681,915)	(559,338)
Company's stockholders' equity	2,217,618	2,341,031
Non-controlling interest in consolidated variable interest entities	32,383	24,359
Total equity	2,250,001	2,365,390
Total Liabilities and Equity	$6,541,752	$5,658,301

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2022 and December 31, 2021, assets of consolidated VIEs totaled $3,872,784 and $2,940,513, respectively, and the liabilities of consolidated VIEs totaled $3,030,539 and $2,235,665, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
NET INTEREST INCOME:
Interest income	$58,501	$50,039
Interest expense	28,622	19,699
Total net interest income	29,879	30,340

NON-INTEREST (LOSS) INCOME:
Realized gains, net	3,806	7,058
Unrealized (losses) gains, net	(83,659)	26,166
Income from equity investments	6,053	3,399
Income from real estate	25,589	1,495
Other income	1,427	1,602
Total non-interest (loss) income	(46,784)	39,720

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	14,358	11,441
Expenses related to real estate	47,989	2,924
Portfolio operating expenses	9,489	4,830
Total general, administrative and operating expenses	71,836	19,195

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(88,741)	50,865
Income tax (benefit) expense	(22)	66

NET (LOSS) INCOME	(88,719)	50,799
Net loss attributable to non-controlling interest in consolidated variable interest entities	14,869	1,409
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(73,850)	52,208
Preferred stock dividends	(10,493)	(10,297)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(84,343)	$41,911

Basic (loss) earnings per common share	$(0.22)	$0.11
Diluted (loss) earnings per common share	$(0.22)	$0.11
Weighted average shares outstanding-basic	380,795	378,881
Weighted average shares outstanding-diluted	380,795	380,815
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(84,343)	$41,911
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(2,188)	638
Reclassification adjustment for net loss included in net income	—	2,242
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,188)	2,880
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(86,531)	$44,791
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2021	$3,794	$538,221	$2,356,576	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(12,628) allocated to redeemable non-controlling interest)	—	—	—	(73,850)	—	(73,850)	(2,241)	(76,091)
Stock based compensation expense, net	18	—	1,334	—	—	1,352	—	1,352
Dividends declared on common stock	—	—	—	(38,125)	—	(38,125)	—	(38,125)
Dividends declared on preferred stock	—	—	—	(10,493)	—	(10,493)	—	(10,493)
Dividends attributable to dividend equivalents	—	—	—	(109)	—	(109)	—	(109)
Decrease in fair value of available for sale securities	—	—	—	—	(2,188)	(2,188)	—	(2,188)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	10,488	10,488
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(223)	(223)
Balance, March 31, 2022	$3,812	$538,221	$2,357,910	$(681,915)	$(410)	$2,217,618	$32,383	$2,250,001

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss)	—	—	—	52,208	—	52,208	(1,409)	50,799
Stock based compensation expense, net	16	—	978	—	—	994	—	994
Dividends declared on common stock	—	—	—	(37,927)	—	(37,927)	—	(37,927)
Dividends declared on preferred stock	—	—	—	(10,297)	—	(10,297)	—	(10,297)
Dividends attributable to dividend equivalents	—	—	—	(207)	—	(207)	—	(207)
Reclassification adjustment for net loss included in net income	—	—	—	—	2,242	2,242	—	2,242
Increase in fair value of available for sale securities	—	—	—	—	638	638	—	638
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	539	539
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	$3,793	$504,765	$2,343,912	$(547,491)	$3,874	$2,308,853	$5,498	$2,314,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(88,719)	$50,799
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization	5,612	8,607
Depreciation and amortization expense related to operating real estate	35,586	1,923
Realized gains, net	(3,806)	(7,058)
Unrealized losses (gains), net	83,659	(26,166)
Gain on sale of real estate held for sale	(370)	—
Loss on extinguishment of mortgages payable on real estate	603	—
Income from preferred equity, mezzanine loan and equity investments	(10,506)	(8,371)
Distributions of income from preferred equity, mezzanine loan and equity investments	19,936	7,549
Stock based compensation expense, net	1,352	994
Changes in operating assets and liabilities	(5,165)	(3,134)
Net cash provided by operating activities	38,182	25,143

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	24,374	111,628
Principal paydowns received on investment securities	21,303	21,682
Purchases of investment securities	—	(5,926)
Principal repayments received on residential loans	322,113	180,750
Proceeds from sales of residential loans	320	6,633
Purchases of residential loans	(792,780)	(347,283)
Principal repayments received on preferred equity and mezzanine loan investments	9,200	11,875
Return of capital from equity investments	24,250	—
Funding of preferred equity, mezzanine loan and equity investments	(19,191)	(161)
Funding of joint venture investments in Consolidated VIEs	(120,520)	(10,250)
Proceeds from sale of real estate owned	681	1,637
Cash received from initial consolidation of VIEs	5,423	1,751
Net proceeds from sale of real estate held for sale	51,109	—
Purchases of and capital expenditures on real estate	(103,122)	(827)
Purchases of other assets	(15)	(18)
Net cash used in investing activities	(576,855)	(28,509)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	372,281	130,748
Proceeds from issuance of collateralized debt obligations, net	508,819	—
Repayment of convertible notes	(138,000)	—
Dividends paid on common stock and dividend equivalents	(38,124)	(37,808)
Dividends paid on preferred stock	(9,924)	(10,297)
Distributions to non-controlling interest in Consolidated VIEs	(900)	(3)
Payments made on and extinguishment of collateralized debt obligations	(48,664)	(35,834)
Payments made on Consolidated SLST CDOs	(33,717)	(27,299)
Net payments made on mortgages payable on real estate	(6,947)	—
Net cash provided by financing activities	604,824	19,507

Net Increase in Cash, Cash Equivalents and Restricted Cash	66,151	16,141
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	337,861	304,490
Cash, Cash Equivalents and Restricted Cash - End of Period	$404,012	$320,631

Supplemental Disclosure:
Cash paid for interest	$25,972	$19,304
Cash paid for income taxes	$1	$2

Non-Cash Investment Activities:
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Consolidation of real estate held in Consolidated VIEs	$462,216	$31,463
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$361,735	$25,774
Transfer from residential loans to real estate owned	$879	$1,684

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,514	$38,035
Dividends declared on preferred stock to be paid in subsequent period	$10,493	$10,297

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$303,762	$290,977
Restricted cash included in other assets	100,250	29,654
Total cash, cash equivalents, and restricted cash	$404,012	$320,631
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2022, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the accompanying condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2022 and 2021, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

The Company evaluates the initial consolidation of each Consolidated VIE, which includes a determination of whether the VIE constitutes the definition of a business in accordance with ASC 805, Business Combinations ("ASC 805"), by considering if substantially all of the fair value of the gross assets within the VIE are concentrated in either a single identifiable asset or group of single identifiable assets. Upon consolidation, the Company recognizes the assets acquired, the liabilities assumed, and any third-party ownership of membership interests as non-controlling interest as of the consolidation or acquisition date, measured at their relative fair values (see Note 7). Non-controlling interest in Consolidated VIEs is adjusted prospectively for its share of the allocation of income or loss and equity contributions and distributions from each respective Consolidated VIE. The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interests in Consolidated VIEs in mezzanine equity on the accompanying condensed consolidated balance sheets.

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

3.Residential Loans, at Fair Value
The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans, and business purpose loans, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022				December 31, 2021
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,750,555	$1,037,648	$1,246,266	$4,034,469	$1,682,138	$1,071,228	$776,438	$3,529,804
(Discount)/premium	(25,427)	(3,802)	(51,932)	(81,161)	(44,256)	(2,998)	(37,011)	(84,265)
Unrealized (losses) gains	(3,910)	(63,993)	68,022	119	65,408	2,652	62,002	130,062
Carrying value	$1,721,218	$969,853	$1,262,356	$3,953,427	$1,703,290	$1,070,882	$801,429	$3,575,601

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of March 31, 2022 and December 31, 2021 (see Note 10).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 11).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 11).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(25,524)	$(66,645)	$(37,774)	$6,426	$(25,343)	$12,251

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

The Company recognized $3.9 million and $3.3 million of net realized gains on the payoff of residential loans, at fair value during the three months ended March 31, 2022 and 2021, respectively. The Company recognized $0.2 million of net realized gains on the sale of residential loans, at fair value for the three months ended March 31, 2021.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2022 and December 31, 2021, respectively, are as follows:

	March 31, 2022			December 31, 2021
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	21.4%	10.4%	21.9%	21.7%	10.5%	22.0%
New York	10.2%	9.8%	7.4%	8.8%	9.8%	9.2%
Florida	9.3%	10.4%	10.0%	10.4%	10.5%	8.9%
Texas	7.8%	4.0%	5.6%	7.4%	4.0%	4.3%
New Jersey	7.0%	7.4%	4.7%	5.9%	7.3%	6.4%
Massachusetts	5.4%	2.7%	7.5%	4.6%	2.7%	5.6%
Illinois	3.2%	7.2%	2.2%	2.7%	7.1%	2.3%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2022	$105,776	$115,668	$12,334	$12,526
December 31, 2021	92,990	102,981	17,102	17,716

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $140.6 million and $135.9 million were 90 days or more delinquent as of March 31, 2022 and December 31, 2021, respectively.

4.Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Investment amount	$108,852	$118,307
Deferred loan fees, net	(575)	(672)
Unrealized gains, net	1,931	2,386
Total, at Fair Value	$110,208	$120,021

For the three months ended March 31, 2022 and 2021, the Company recognized $0.5 million in net unrealized losses and $0.1 million in net unrealized gains on preferred equity and mezzanine loan investments included in multi-family loans, respectively.
For the three months ended March 31, 2022 and 2021, the Company recognized $0.8 million and $0.6 million in premiums resulting from early redemption of preferred equity and mezzanine loans included in multi-family loans, respectively, which are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022		December 31, 2021
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,164	$3,363	$3,972	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of March 31, 2022 and December 31, 2021, respectively, are as follows:

	March 31, 2022	December 31, 2021
Texas	24.5%	28.3%
Florida	13.4%	12.2%
Tennessee	12.1%	11.0%
Georgia	8.1%	7.4%
Ohio	7.8%	7.2%
Louisiana	6.3%	5.8%
Alabama	5.5%	5.0%

5.Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022				December 31, 2021
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Non-Agency RMBS	$55,151	$1,275	$(6,000)	$50,426	$100,186	$949	$(2,636)	$98,499
CMBS	32,600	30	(1,054)	31,576	32,600	684	(138)	33,146
ABS	20,839	17,866	—	38,705	21,795	17,884	—	39,679
Total investment securities available for sale - fair value option	108,590	19,171	(7,054)	120,707	154,581	19,517	(2,774)	171,324

CECL Securities
Non-Agency RMBS	25,483	202	(612)	25,073	27,743	1,787	(10)	29,520
Total investment securities available for sale - CECL Securities	25,483	202	(612)	25,073	27,743	1,787	(10)	29,520
Total	$134,073	$19,373	$(7,666)	$145,780	$182,324	$21,304	$(2,784)	$200,844

Accrued interest receivable for investment securities available for sale in the amount of $0.4 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
Total	$24,374	$374	$—	$374

	Three Months Ended March 31, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$72,083	$12	$(833)	$(821)
CMBS	39,545	5,196	—	5,196
Total	$111,628	$5,208	$(833)	$4,375

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 37 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2022 and December 31, 2021, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 5.7 years and 5.8 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

Weighted Average Life	March 31, 2022	December 31, 2021
0 to 5 years	$94,224	$144,266
Over 5 to 10 years	36,783	39,306
10+ years	14,773	17,272
Total	$145,780	$200,844

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three months ended March 31, 2022 and 2021.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

March 31, 2022	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$8,507	$(606)	$46	$(6)	$8,553	$(612)
Total	$8,507	$(606)	$46	$(6)	$8,553	$(612)

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$2,300	$(3)	$48	$(7)	$2,348	$(10)
Total	$2,300	$(3)	$48	$(7)	$2,348	$(10)

At March 31, 2022, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

The following table presents the Company's equity investments as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022		December 31, 2021
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Somerset Deerfield Investor, LLC	45%	$20,271	45%	$19,965
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	5,884	43%	5,725
DCP Gold Creek, LLC	44%	7,419	44%	6,686
1122 Chicago DE, LLC	53%	7,859	53%	7,723
Bighaus, LLC	42%	15,725	42%	15,471
FF/RMI 20 Midtown, LLC	51%	25,944	51%	25,499
Lurin-RMI, LLC	38%	9,646	38%	9,548
Palms at Cape Coral, LLC	34%	5,255	34%	5,175
America Walks at Port St. Lucie, LLC	62%	30,385	62%	30,383
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	17,509	57%	17,213
Lucie at Tradition Holdings, LLC	70%	16,900	70%	16,597
Syracuse Apartments and Townhomes, LLC	58%	19,707	—	—
Rigsbee Ave Holdings, LLC	—	—	56%	11,331
Walnut Creek Properties Holdings, L.L.C.	—	—	36%	9,482
Total - Multi-Family Preferred Equity Ownership Interests		182,504		180,798

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	3,870	70%	3,770
GWR Gateway Partners, LLC	70%	6,820	70%	6,670
Total - Joint Venture Equity Investments in Multi-Family Properties		10,690		10,440

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (1)	11%	2,856	11%	19,143
Constructive Loans, LLC (2)	—	29,250	—	29,250
Total - Single-Family Equity Ownership Interests		32,106		48,393
Total		$225,300		$239,631

(1)The Company's equity investment was partially redeemed, subject to holdbacks, as a result of a sale transaction initiated by the general partner during the three months ended March 31, 2022.
(2)The Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. After acquiring this investment in the fourth quarter of 2021, the Company purchased $264.2 million of residential loans from the entity, including $170.2 million during the three months ended March 31, 2022.

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

The following table presents income from multi-family preferred equity ownership interests for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three months ended March 31, 2022 and 2021 includes $0.1 million of net unrealized gains.

	Three Months Ended March 31,
Investment Name	2022	2021
Somerset Deerfield Investor, LLC	$587	$466
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	159	124
Walnut Creek Properties Holdings, L.L.C.	(153)	277
DCP Gold Creek, LLC	853	202
1122 Chicago DE, LLC	237	221
Rigsbee Ave Holdings, LLC	(174)	320
Bighaus, LLC	465	436
FF/RMI 20 Midtown, LLC	798	746
Lurin-RMI, LLC	280	236
Palms at Cape Coral, LLC	155	—
America Walks at Port St. Lucie, LLC	902	—
EHOF-NYMT Sunset Apartments Preferred, LLC	549	—
Lucie at Tradition Holdings, LLC	601	—
Syracuse Apartments and Townhomes, LLC	516	—
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	—	347
Audubon Mezzanine Holdings, L.L.C. (Series A)	—	364
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	—	179
Towers Property Holdings, LLC	—	379
Mansions Property Holdings, LLC	—	365
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	—	135
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	—	314
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	—	388
Total Income - Multi-Family Preferred Equity Ownership Interests	$5,775	$5,499

For the three months ended March 31, 2022, the Company recognized $0.7 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2022	2021
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (1)	$28	$1,188
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (2)	—	(3,288)
Total Income (Loss) - Single-Family Equity Ownership Interests	$28	$(2,100)

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$100	$—
GWR Gateway Partners, LLC	150	—
Total Income - Joint Venture Equity Investments in Multi-Family Properties	$250	$—

(1)The Company's equity investment was partially redeemed during the three months ended March 31, 2022.
(2)The Company's equity investment was redeemed during the year ended December 31, 2021.
(3)Includes net unrealized gain of $0.3 million for the three months ended March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million at the time of redemption and returned the assets held by the trust to the Company.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of March 31, 2022 and December 31, 2021, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 11). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST, other than those securities owned by the Company as of March 31, 2022 and December 31, 2021 with a fair value of $214.1 million and $230.3 million, respectively (see Note 14). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of March 31, 2022 and December 31, 2021.

Consolidated Real Estate VIEs

The Company invests in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, income and expenses of these VIEs in the accompanying condensed consolidated financial statements with non-controlling interests or redeemable non-controlling interests for the third-party ownership of the joint ventures' membership interests. Additionally, during the three months ended March 31, 2022, a Consolidated VIE purchased two multi-family apartment communities. The Company accounted for the initial consolidation of the joint venture investments and the real estate acquisitions by a Consolidated VIE in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the three months ended March 31, 2022 (dollar amounts in thousands):

Cash	$7,102
Operating real estate (1)	528,768
Lease intangibles (2)	27,461
Other assets	6,130
Total assets	569,461

Mortgages payable on real estate, net	409,756
Other liabilities	3,180
Total liabilities	412,936

Non-controlling interest (3)	10,488
Net assets consolidated	$146,037

(1)Included in real estate, net in the accompanying condensed consolidated balance sheets.
(2)Included in other assets in the accompanying condensed consolidated balance sheets.
(3)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.

During the year ended December 31, 2020, the Company reconsidered its evaluation of its variable interest in a VIE that owns a multi-family apartment community and in which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE and consolidated this VIE into its consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest which resulted in an equity transaction accounted for by the Company in accordance with ASC 810. In addition, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company. In March 2022, the entity completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment (see Note 8).

In analyzing whether the Company is the primary beneficiary of the Financing VIEs, Consolidated SLST and Consolidated Real Estate VIEs, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and
•whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of March 31, 2022 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$33,340	$33,340
Residential loans, at fair value	1,262,356	969,853	—	2,232,209
Real estate, net held in Consolidated VIEs (1)	—	—	1,451,053	1,451,053
Other assets	87,833	3,437	64,912	156,182
Total assets	$1,350,189	$973,290	$1,549,305	$3,872,784

Collateralized debt obligations ($1,143,855 at amortized cost, net and $754,264 at fair value)	$1,143,855	$754,264	$—	$1,898,119
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	1,083,371	1,083,371
Other liabilities	32,432	3,482	13,135	49,049
Total liabilities	$1,176,287	$757,746	$1,096,506	$3,030,539
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$53,361	$53,361
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$32,383	$32,383
Net investment (5)	$173,902	$215,544	$367,055	$756,501

(1)Included in real estate, net in the accompanying condensed consolidated balance sheets.
(2)Included in mortgages payable on real estate, net in the accompanying condensed consolidated balance sheets.
(3)Represents redeemable third-party ownership of membership interests in Consolidated Real Estate VIEs. See Redeemable Non-Controlling Interest in Consolidated VIEs below.
(4)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.
(5)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interests, if any.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2021 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$29,606	$29,606
Residential loans, at fair value	801,429	1,070,882	—	1,872,311
Real estate, net held in Consolidated VIEs (1)	—	—	927,725	927,725
Other assets	36,767	3,547	70,557	110,871
Total assets	$838,196	$1,074,429	$1,027,888	$2,940,513

Collateralized debt obligations ($682,802 at amortized cost, net and $839,419 at fair value)	$682,802	$839,419	$—	$1,522,221
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	672,568	672,568
Other liabilities	20,156	3,193	17,527	40,876
Total liabilities	$702,958	$842,612	$690,095	$2,235,665
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$66,392	$66,392
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$24,359	$24,359
Net investment (5)	$135,238	$231,817	$247,042	$614,097

(1)Included in real estate, net in the accompanying condensed consolidated balance sheets.
(2)Included in mortgages payable on real estate, net in the accompanying condensed consolidated balance sheets.
(3)Represents redeemable third-party ownership of membership interests in Consolidated Real Estate VIEs. See Redeemable Non-Controlling Interest in Consolidated VIEs below.
(4)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.
(5)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interests, if any.

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended March 31,
	2022			2021
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$9,380	$—	$9,380	$10,318	$—	$10,318
Interest expense	5,978	6,835	12,813	7,104	310	7,414
Total net interest income (expense)	3,402	(6,835)	(3,433)	3,214	(310)	2,904

Unrealized (losses) gains, net	(15,279)	—	(15,279)	9,225	—	9,225
Income from real estate	—	23,637	23,637	—	1,495	1,495
Total non-interest (loss) income	(15,279)	23,637	8,358	9,225	1,495	10,720

Expenses related to real estate (1)	—	46,446	46,446	—	2,924	2,924

Net (loss) income	(11,877)	(29,644)	(41,521)	12,439	(1,739)	10,700
Net loss attributable to non-controlling interest in Consolidated VIEs	—	14,869	14,869	—	1,409	1,409
Net (loss) income attributable to Company	$(11,877)	$(14,775)	$(26,652)	$12,439	$(330)	$12,109

(1)See Note 8 for depreciation and amortization expenses related to operating real estate.

Redeemable Non-Controlling Interest in Consolidated VIEs

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interests in Consolidated VIEs in mezzanine equity on the accompanying condensed consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to the Company at fair value once a year and the sales are subject to minimum and maximum amount limitations.

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three months ended March 31, 2022 (dollar amounts in thousands):

Beginning balance	$66,392
Contributions	274
Distributions	(677)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(12,628)
Ending balance	$53,361

Unconsolidated VIEs

As of March 31, 2022 and December 31, 2021, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2022 and December 31, 2021, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$38,705	$—	$38,705
Non-Agency RMBS	—	28,617	—	28,617
Preferred equity investments in multi-family properties	110,208	—	182,504	292,712
Joint venture equity investments in multi-family properties	—	—	10,690	10,690
Equity investments in entities that invest in residential properties	—	—	2,856	2,856
Maximum exposure	$110,208	$67,322	$196,050	$373,580

	December 31, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$39,679	$—	$39,679
Non-Agency RMBS	—	30,924	—	30,924
Preferred equity investments in multi-family properties	120,021	—	180,798	300,819
Joint venture equity investments in multi-family properties	—	—	10,440	10,440
Equity investments in entities that invest in residential properties	—	—	19,143	19,143
Maximum exposure	$120,021	$70,603	$210,381	$401,005

8.Real Estate, Net

The following is a summary of real estate, net, collectively, as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Land	$188,043	$111,182
Building and improvements	1,323,401	835,635
Furniture, fixture and equipment	37,390	23,546
Operating real estate	$1,548,834	$970,363
Accumulated depreciation	(14,001)	(3,890)
Operating real estate, net	$1,534,833	$966,473
Real estate held for sale, net (1)	$—	$51,110
Real estate, net	$1,534,833	$1,017,583

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.

Multi-family Apartment Properties

As of March 31, 2022 and December 31, 2021, the Company invested in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

As of March 31, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements. In July 2021, the VIE redeemed its non-controlling interest, which caused the entity to no longer meet the criteria for being characterized as a VIE and become a wholly-owned subsidiary of the Company (see Note 7). In November 2021, the Company determined that the multi-family apartment community owned by the wholly-owned subsidiary met the criteria to be classified as held for sale, transferred the property held by the wholly-owned subsidiary from operating real estate to real estate held for sale and recognized a $0.2 million loss. In March 2022, the entity completed the sale of its multi-family apartment community for approximately $52.0 million, subject to certain prorations and adjustments typical in such real estate transactions, repaid the related mortgage payable in the amount of approximately $37.0 million and redeemed the Company's preferred equity investment. The sale generated a net gain of approximately $0.4 million and a loss on extinguishment of debt of approximately $0.6 million, both of which are included in other income on the accompanying condensed consolidated statements of operations.

The multi-family apartment communities lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of March 31, 2022 and December 31, 2021, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. The following table presents the components of lease intangibles, net as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Lease intangibles	$79,431	$51,969
Accumulated amortization	(37,672)	(12,200)
Lease intangibles, net	$41,759	$39,769

Real Estate Income and Expenses

Rental income and other income derived from real estate are included in income from real estate in the accompanying condensed consolidated statements of operations. Depreciation and amortization expenses related to operating real estate and other expenses incurred on real estate are included in expenses related to real estate on the accompanying condensed consolidated statements of operations. The following table presents the components of income from real estate and expenses related to real estate for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Rental income	$23,287	$1,489
Other income	2,302	6
Total income from real estate	$25,589	$1,495

Interest expense, mortgages payable on real estate (1)	$7,157	$311

Depreciation expense on operating real estate	$10,111	$681
Amortization of lease intangibles related to operating real estate	25,475	1,242
Other expenses	12,403	1,001
Total expenses related to real estate	$47,989	$2,924
(1)Included in interest expense in the accompanying condensed consolidated statements of operations.

9.Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Restricted cash (1)	$100,250	$48,259
Lease intangibles, net in consolidated multi-family properties	41,759	39,769
Accrued interest receivable	31,623	26,688
Collections receivable from residential loan servicers	22,786	28,634
Other assets in consolidated multi-family properties	19,295	21,668
Other receivables (2)	13,089	14,507
Recoverable advances on residential loans	12,804	14,143
Operating lease right-of-use assets	8,722	9,011
Deferred tax assets	5,694	6,282
Real estate owned	2,908	2,055
Other	9,512	4,003
Total	$268,442	$215,019

(1)Restricted cash represents cash held by third parties, including cash held by the Company's securitization trusts, and includes $2.1 million and $8.1 million in consolidated multi-family properties as of March 31, 2022 and December 31, 2021, respectively.
(2)Other receivables includes $2.2 million and $1.3 million of other receivables in consolidated multi-family properties as of March 31, 2022 and December 31, 2021, respectively.

Other Liabilities

The following table presents the components of the Company's other liabilities as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Advanced remittances from residential loan servicers	$59,360	$16,603
Dividends and dividend equivalents payable	49,007	48,328
Accrued expenses and other liabilities in consolidated multi-family properties	17,643	22,583
Unfunded commitments for residential loans	15,260	21,364
Deferred revenue	13,642	13,019
Operating lease liabilities	9,291	9,584
Accrued expenses	8,517	13,408
Accrued interest payable	8,125	9,051
Deferred tax liabilities	6,004	6,681
Other	1,132	460
Total	$187,981	$161,081

10.Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	March 31, 2022	December 31, 2021
Residential loans	$782,197	$554,259
Investment securities	144,852	—
Total carrying value	$927,049	$554,259

Residential Loans

The Company has repurchase agreements with three financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2022	$1,440,907	$783,168	$(971)	$782,197	$959,789	3.05%	5.60
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $230.2 million, a weighted average rate of 3.29%, and months to maturity of 9.37 months as of March 31, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

As of March 31, 2022, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of March 31, 2022 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST). These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of March 31, 2022, the Company had amounts outstanding under repurchase agreements with two counterparties and had no exposure where the amount of risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2021, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2022 (dollar amounts in thousands):

	March 31, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged

Non-Agency RMBS (1) (2)	$127,900	$249,691	$269,542
CMBS	16,952	31,576	32,600
Balance at end of the period	$144,852	$281,267	$302,142

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $198.0 million as of March 31, 2022.
(2)Collateral pledged includes restricted cash posted as margin in the amount of $5.5 million.

As of March 31, 2022, the average days to maturity for repurchase agreements secured by investment securities was 10 days and the weighted average interest rate was 1.73%. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2022 amounted to $0.4 million and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2022 (dollar amounts in thousands):

Contractual Maturity	March 31, 2022
Within 30 days	$144,852
Over 30 day to 90 days	—
Over 90 days	—
Total	$144,852

As of March 31, 2022, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 51.7% that implies an average "haircut" of 48.3%. As of March 31, 2022, the weighted average “haircut” related to our repurchase agreement financing for our non-Agency RMBS and CMBS was approximately 48.8% and 45.0%, respectively.

The financings under the repurchase agreements are subject to margin calls to the extent the market value of the investment securities falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of March 31, 2022, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. As of March 31, 2022, the Company had $303.8 million in cash and cash equivalents and $84.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represented 267.7% of our outstanding repurchase agreements secured by investment securities. The following table presents information about the Company's unencumbered securities at March 31, 2022 (dollar amounts in thousands):

Unencumbered Securities	March 31, 2022
Non-Agency RMBS (1)	$45,373
CMBS	—
ABS	38,705
Total	$84,078
(1)Includes IOs in Consolidated SLST with a fair value of $16.1 million as of March 31, 2022.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$780,539	$754,264	2.75%	2059
Residential loan securitizations	1,150,186	1,143,855	2.73%	2026 - 2061
Total collateralized debt obligations	$1,930,725	$1,898,119

	December 31, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$814,256	$839,419	2.75%	2059
Residential loan securitizations	686,122	682,802	2.43%	2026 - 2061
Total collateralized debt obligations	$1,500,378	$1,522,221

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 14).

The Company's collateralized debt obligations as of March 31, 2022 had stated maturities as follows:

Year ending December 31,	Total
2022	$—
2023	—
2024	—
2025	—
2026	180,000
2027	225,000
Thereafter	1,525,725
Total	$1,930,725

12.    Debt

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 (the "Convertible Notes") outstanding. Costs related to the issuance of the Convertible Notes which included underwriting, legal, accounting and other fees, were reflected as deferred charges. The underwriter's discount and deferred charges, net of amortization, were presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $0.1 million as of December 31, 2021. The underwriter's discount and deferred charges were amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

The Convertible Notes were issued at 96% of the principal amount, bore interest at a rate equal to 6.25% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and matured on January 15, 2022. The Company did not have the right to redeem the Convertible Notes prior to maturity and no sinking fund was provided for the Convertible Notes. Holders of the Convertible Notes were permitted to convert their Convertible Notes into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding January 15, 2022. The conversion rate for the Convertible Notes, which was subject to adjustment upon the occurrence of certain specified events, initially equaled 142.7144 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to a conversion price of approximately $7.01 per share of the Company’s common stock, based on a $1,000 principal amount of the Convertible Notes. The Convertible Notes were senior unsecured obligations of the Company that ranked pari passu in right of payment with the Company's senior unsecured indebtedness and ranked senior in right of payment to the Company's subordinated debentures and any of its other indebtedness that was expressly subordinated in right of payment to the Convertible Notes.

The Company redeemed the Convertible Notes at maturity for $138.0 million on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

The following table presents interest expense from the Convertible Notes for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Contractual interest expense	$335	$2,156
Amortization of underwriter's discount and deferred charges	103	628
Total	$438	$2,784

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

As of March 31, 2022, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $3.1 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

The Senior Unsecured Notes bear interest at a rate of 5.75% per year, subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations (a “NRSRO”). The annual interest rate on the Senior Unsecured Notes will increase by (i) 0.50% per year beginning on the first day of any six-month interest period if as of such day the Senior Unsecured Notes have a rating of BB+ or below and above B+ from any NRSRO and (ii) 0.75% per year beginning on the first day of any six-month interest period if as of such day the Senior Unsecured Notes have a rating of B+ or below or no rating from any NRSRO. Interest on the Senior Unsecured Notes is paid semi-annually in arrears on April 30 and October 30 of each year and the Senior Unsecured Notes will mature on April 30, 2026.

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

No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that ranked pari passu in right of payment with the Company's Convertible Notes and are structurally subordinated in right of payment to the Company's subordinated debentures.

As of March 31, 2022, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of March 31, 2022 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 5, 2022, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of March 31, 2022 and December 31, 2021, the Company invested in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

As of March 31, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is as a wholly-owned subsidiary of the Company (see Note 7). In March 2022, the entity completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $37.0 million and recorded a loss on extinguishment of debt of approximately $0.6 million, which is included in other income on the accompanying condensed consolidated statements of operations.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1)
March 31, 2022	$1,177,108	$1,102,179	$(18,808)	$1,083,371	2024 - 2032	3.63%
December 31, 2021	745,915	718,717	(9,361)	709,356	2024 - 2031	3.56%

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.

Debt Maturities

As of March 31, 2022, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2022	$—
2023	—
2024	291,970
2025	367,595
2026	133,925
2027	—
Thereafter	453,689
$1,247,179

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of March 31, 2022, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2022, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Investment Commitment

The Company has entered into an agreement to fund joint venture equity investments in multi-family properties totaling $40.0 million with certain members of its existing joint ventures.

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

a.Residential Loans Held in Consolidated SLST – Residential loans held in Consolidated SLST are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of residential loans held in Consolidated SLST based on the fair value of the CDOs issued by the securitization and its investment in the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

The investment securities (eliminated in consolidation in accordance with GAAP) that we own in the securitization are generally illiquid and trade infrequently. As such, they are classified as Level 3 in the fair value hierarchy. The fair valuation of these investment securities is determined based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity, prepayment rate and current market interest rates. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

e.Equity Investments – Fair value for equity investments is determined (i) by the valuation process for preferred equity and mezzanine loan investments as described in c. above, (ii) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity or (iii) using the net asset value ("NAV") of the equity investment entity as a practical expedient. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.Collateralized Debt Obligations – CDOs issued by Consolidated SLST are classified as Level 3 fair values for which fair value is determined by considering several market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments. The third-party pricing service or dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security. They will also consider contractual cash payments and yields expected by market participants.

Refer to a. above for a description of the fair valuation of CDOs issued by Consolidated SLST that are eliminated in consolidation.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,721,218	$1,721,218	$—	$—	$1,703,290	$1,703,290
Consolidated SLST	—	—	969,853	969,853	—	—	1,070,882	1,070,882
Residential loans held in securitization trusts	—	—	1,262,356	1,262,356	—	—	801,429	801,429
Multi-family loans	—	—	110,208	110,208	—	—	120,021	120,021
Investment securities available for sale:
Non-Agency RMBS	—	75,499	—	75,499	—	128,019	—	128,019
CMBS	—	31,576	—	31,576	—	33,146	—	33,146
ABS	—	38,705	—	38,705	—	39,679	—	39,679
Equity investments	—	—	225,300	225,300	—	—	239,631	239,631
Total	$—	$145,780	$4,288,935	$4,434,715	$—	$200,844	$3,935,253	$4,136,097
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$754,264	$754,264	$—	$—	$839,419	$839,419
Total	$—	$—	$754,264	$754,264	$—	$—	$839,419	$839,419

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,703,290	$1,070,882	$801,429	$120,021	$239,631	$3,935,253
Total (losses)/gains (realized/unrealized)
Included in earnings	(24,571)	(67,685)	(33,729)	3,258	6,793	(115,934)
Transfers out (1)	(90)	—	(789)	—	—	(879)
Transfer to securitization trust, net (2)	(598,430)	—	598,430	—	—	—
Funding/Contributions	—	—	—	—	19,191	19,191
Paydowns/Distributions	(126,575)	(33,344)	(117,548)	(13,071)	(40,315)	(330,853)
Sales	(320)	—	—	—	—	(320)
Purchases	767,914	—	14,563	—	—	782,477
Balance at the end of period	$1,721,218	$969,853	$1,262,356	$110,208	$225,300	$4,288,935

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended March 31, 2022, the Company completed two securitizations of certain performing, re-performing and business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

	Three Months Ended March 31, 2021
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,090,930	$1,266,785	$691,451	$163,593	$259,095	$3,471,854
Total gains/(losses) (realized/unrealized)
Included in earnings	9,386	(27,057)	14,123	5,077	3,400	4,929
Transfers out (1)	(989)	—	(695)	—	—	(1,684)
Funding/Contributions	—	—	—	—	161	161
Paydowns/Distributions	(125,646)	(28,220)	(24,436)	(16,834)	(2,591)	(197,727)
Sales	(4,257)	—	(2,376)	—	—	(6,633)
Purchases	347,283	—	—	—	—	347,283
Balance at the end of period	$1,316,707	$1,211,508	$678,067	$151,836	$260,065	$3,618,183

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$839,419	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(51,438)	(34,748)
Paydowns	(33,717)	(27,299)
Balance at the end of period	$754,264	$992,288

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

March 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,890,919	Discounted cash flow	Lifetime CPR	5.9%	—	-	44.4%
			Lifetime CDR	0.4%	—	-	23.0%
			Loss severity	7.5%	—	-	96.6%
			Yield	5.2%	3.7%	-	36.3%

	$92,655	Liquidation model	Annual home price appreciation	1.3%	—	-	23.1%
			Liquidation timeline (months)	27	9	-	50
			Property value	$607,487	$17,000	-	$3,880,000
			Yield	7.7%	7.5%	-	28.5%

Consolidated SLST (3)	$969,853		Liability price	N/A

Total	$3,953,427

Multi-family loans (1)	$110,208	Discounted cash flow	Discount rate	11.3%	10.0%	-	19.5%
			Months to assumed redemption	36	—	-	57
			Loss severity	—

Equity investments (1) (2)	$193,194	Discounted cash flow	Discount rate	12.5%	11.0%	-	15.4%
			Months to assumed redemption	28	1	-	54
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$754,264	Discounted cash flow	Yield	4.5%	3.5%	-	19.9%
			Collateral prepayment rate	8.1%	3.0%	-	9.7%
			Collateral default rate	1.8%	—	-	7.4%
			Loss severity	17.1%	—	-	19.6%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)Equity investments does not include equity ownership interests in entities that invest in or originate residential properties and loans. The fair value of these investments is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity or the net asset value ("NAV") as a practical expedient.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At March 31, 2022, the fair value of investment securities we own in Consolidated SLST amounts to $214.1 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2022 and 2021, respectively, for our Level 3 assets and liabilities held as of March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Assets
Residential loans:
Residential loans (1)	$(25,440)	$7,354
Consolidated SLST (1)	(66,645)	(25,343)
Residential loans held in securitization trusts (1)	(32,566)	15,605
Multi-family loans (1)	291	177
Equity investments (2)	1,115	123
Liabilities
Consolidated SLST CDOs (1)	51,366	34,568

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$303,762	$303,762	$289,602	$289,602
Residential loans	Level 3	3,953,427	3,953,427	3,575,601	3,575,601
Multi-family loans	Level 3	110,208	110,208	120,021	120,021
Investment securities available for sale	Level 2	145,780	145,780	200,844	200,844
Equity investments	Level 3	225,300	225,300	239,631	239,631
Financial Liabilities:
Repurchase agreements	Level 2	927,049	927,049	554,259	554,259
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,143,855	1,110,428	682,802	686,027
Consolidated SLST	Level 3	754,264	754,264	839,419	839,419
Subordinated debentures	Level 3	45,000	44,448	45,000	44,388
Convertible notes	Level 2	—	—	137,898	138,011
Senior unsecured notes	Level 2	96,870	97,246	96,704	102,215
Mortgages payable on real estate	Level 3	1,083,371	1,079,742	709,356	712,112

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

c.Residential loan securitizations at amortized cost, net – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

d.Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

e.Convertible notes and senior unsecured notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

f.Mortgages payable on real estate – The fair value of consolidated variable-rate mortgages payable approximates the carrying value of such liabilities. The fair value of consolidated fixed-rate mortgages payable is estimated based upon discounted cash flows at current borrowing rates.

15.    Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,284,994 shares issued and outstanding as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

March 31, 2022

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	3,000,000	72,088	75,000	7.000%	January 15, 2027
Total	31,500,000	22,284,994	$538,221	$557,125

December 31, 2021

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	3,450,000	3,000,000	72,088	75,000	7.000%	January 15, 2027
Total	29,500,000	22,284,994	$538,221	$557,125

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

(2)Each series of Preferred Stock is not redeemable by the Company prior to the respective optional redemption date disclosed except under circumstances intended to preserve the Company’s qualification as a REIT and except upon occurrence of a Change in Control (as defined in the Articles Supplementary designating the Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, respectively).
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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2021 through March 31, 2022:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock (1)	Series C Preferred Stock(1)	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock		Series G Preferred Stock
March 14, 2022	April 1, 2022	April 15, 2022	$—	$—	$0.50	$0.4921875	$0.4296875		$0.43750
December 13, 2021	January 1, 2022	January 15, 2022	—	—	0.50	0.4921875	0.4296875		0.24792	(2)
September 13, 2021	October 1, 2021	October 15, 2021	0.484375	—	0.50	0.4921875	0.4679000	(3)	—
June 14, 2021	July 1, 2021	July 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—

(1)The Company redeemed all outstanding shares of its Series B Preferred Stock and Series C Preferred Stock in December 2021 and July 2021, respectively.
(2)Cash dividend for the short initial dividend period that began on November 24, 2021 and ended January 14, 2022.
(3)Cash dividend for the long initial dividend period that began on July 7, 2021 and ended on October 14, 2021.

(c) Common Stock

The Company had 800,000,000 authorized shares of common stock, par value $0.01 per share, with 381,249,031 and 379,405,240 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 plan. As of March 31, 2022, no shares had been repurchased under the share repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2021 and ended March 31, 2022:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	$0.10
Fourth Quarter 2021	December 13, 2021	December 27, 2021	January 25, 2022	0.10
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	0.10
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.10
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.10

(e) Equity Distribution Agreements

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the three months ended March 31, 2022 and 2021. As of March 31, 2022, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the "Preferred Equity Distribution Agreement") with a sales agent, pursuant to which the Company may offer and sell shares of the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million, from time to time through the sales agent. On November 27, 2019, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $131.5 million. The amendment also provided for the inclusion of sales of the Company’s Series E Preferred Stock. On August 10, 2021, the Company entered into an amendment to the Preferred Equity Distribution Agreement that increased the maximum aggregate sales price to $149.1 million. The amendment also provided for the inclusion of sales of the Company's Series F Preferred Stock and the exclusion of sales of the Company's Series C Preferred Stock. On March 2, 2022, the Company entered into an amendment to the Preferred Equity Distribution Agreement that provided for the inclusion of sales of the Company's Series G Preferred Stock and the exclusion of sales of the Company's Series B Preferred Stock. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three months ended March 31, 2022 and 2021. As of March 31, 2022, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three months ended March 31, 2022 and 2021, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted (loss) earnings per common share. The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022.

During the three months ended March 31, 2022, the PSUs and RSUs awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three months ended March 31, 2021, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(73,850)	$52,208
Less: Preferred Stock dividends	(10,493)	(10,297)
Net (loss) income attributable to Company's common stockholders	$(84,343)	$41,911
Basic weighted average common shares outstanding	380,795	378,881
Basic (Loss) Earnings per Common Share	$(0.22)	$0.11

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(73,850)	$52,208
Less: Preferred Stock dividends	(10,493)	(10,297)
Net (loss) income attributable to Company's common stockholders	$(84,343)	$41,911
Weighted average common shares outstanding	380,795	378,881
Net effect of assumed PSUs vested	—	1,859
Net effect of assumed RSUs vested	—	75
Diluted weighted average common shares outstanding	380,795	380,815
Diluted (Loss) Earnings per Common Share	$(0.22)	$0.11

17.    Stock Based Compensation

Pursuant to the 2017 Plan, as approved by the Company's stockholders, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 43,170,000.

Of the common stock authorized at March 31, 2022, 28,951,433 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 687,503 shares under the 2017 Plan as of March 31, 2022. The Company’s employees have been issued 3,885,583 shares of restricted stock under the 2017 Plan as of March 31, 2022. At March 31, 2022, there were 2,220,337 shares of non-vested restricted stock outstanding, 6,233,373 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,054,880 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2021, 31,367,872 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 687,503 shares under the 2017 Plan as of December 31, 2021. The Company’s employees had been issued 2,689,394 shares of restricted stock under the 2017 Plan as of December 31, 2021. At December 31, 2021, there were 1,909,107 shares of non-vested restricted stock outstanding, 6,168,886 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,016,252 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a) Restricted Common Stock Awards

During the three months ended March 31, 2022 and 2021, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.1 million. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the three months ended March 31, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,909,107	$5.05	1,603,766	$6.27
Granted	1,217,671	3.59	939,446	3.82
Vested	(884,959)	5.49	(538,243)	6.24
Forfeited	(21,482)	4.19	(9,997)	6.33
Non-vested shares as of March 31	2,220,337	$4.08	1,994,972	$5.12
Restricted stock granted during the period	1,217,671	$3.59	939,446	$3.82

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2022 and 2021, the Company had unrecognized compensation expense of $8.2 million and $8.4 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at March 31, 2022 is expected to be recognized over a weighted average period of 2.2 years. The total fair value of restricted shares vested during the three months ended March 31, 2022 and 2021 was approximately $3.2 million and $2.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the three months ended March 31, 2022 and 2021, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the three months ended March 31, 2022 and 2021 include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	3,376,740	$5.43	2,902,014	$4.98
Granted	844,534	4.87	1,563,910	5.49
Vested	(1,074,918)	4.00	(842,792)	4.20
Non-vested target PSUs as of March 31	3,146,356	$5.76	3,623,132	$5.38

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 733,496 shares of common stock during the three months ended March 31, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 1,074,918. The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the three months ended March 31, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2022 and 2021, there was $10.3 million and $12.9 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2022 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the PSUs was $1.4 million for the three months ended March 31, 2022 and 2021.

(c) Restricted Stock Units

During the three months ended March 31, 2022 and 2021, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the three months ended March 31, 2022 and 2021 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,016,252	$4.36	441,746	$6.23
Granted	422,267	3.72	781,955	3.69
Vested	(383,639)	4.58	(147,254)	6.23
Non-vested RSUs as of March 31	1,054,880	$4.03	1,076,447	$4.38

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the three months ended March 31, 2022, 383,639 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the three months ended March 31, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2022 and 2021, there was $3.8 million and $4.3 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2022 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the RSUs was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

18.    Income Taxes

For the three months ended March 31, 2022 and 2021, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit) provision for the three months ended March 31, 2022 and 2021, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Current income tax expense	$65	$213
Deferred income tax benefit	(87)	(147)
Total income tax (benefit) provision	$(22)	$66

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of March 31, 2022 and December 31, 2021, respectively, are as follows (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$3,144	$3,615
Capital loss carryover	7,631	7,549
GAAP/Tax basis differences	1,361	254
Total deferred tax assets (1)	12,136	11,418
Deferred tax liabilities
GAAP/Tax basis differences	6,004	6,681
Total deferred tax liabilities (2)	6,004	6,681
Valuation allowance (1)	(6,442)	(5,136)
Total net deferred tax liability	$(310)	$(399)

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2022, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $9.2 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of March 31, 2022, the Company, through its wholly-owned TRSs, had also incurred approximately $22.4 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2027 if they are not offset by future capital gains.

At March 31, 2022, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $1.3 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three months ended March 31, 2022, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest income
Residential loans
Residential loans	$24,834	$19,662
Consolidated SLST	9,380	10,318
Residential loans held in securitization trusts	16,633	7,968
Total residential loans	50,847	37,948
Multi-family loans	2,951	4,401
Investment securities available for sale	4,675	7,675
Other	28	15
Total interest income	58,501	50,039
Interest expense
Repurchase agreements	5,531	4,040
Collateralized debt obligations
Consolidated SLST	5,978	7,104
Residential loan securitizations	7,456	4,720
Non-Agency RMBS re-securitization	—	283
Total collateralized debt obligations	13,434	12,107
Convertible notes	438	2,784
Senior unsecured notes	1,603	—
Subordinated debentures	459	457
Mortgages payable on real estate	7,157	311
Total interest expense	28,622	19,699
Net interest income	$29,879	$30,340

20.     Subsequent Events

In April 2022, the Company entered into a non-mark-to-market, non-recourse repurchase agreement with a new counterparty with a maximum aggregate purchase price of $750.0 million to fund the purchase of business purpose loans.

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
•increased rates of default, delinquency or vacancy and/or decreased recovery rates on or at our assets;
•our ability to identify and acquire our targeted assets, including assets in our investment pipeline;
•changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;
•changes in our relationships with and/or the performance of our operating partners;
•our ability to predict and control costs;
•changes in laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the novel coronavirus (“COVID-19”) pandemic;
•our ability to make distributions to our stockholders in the future;
•our ability to maintain our qualification as a REIT for federal tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the market for Agency RMBS, non-Agency RMBS, ABS and CMBS securities, residential loans, structured multi-family investments and other mortgage-, residential housing- and credit-related assets; and
•the impact of COVID-19 on us, our operations and our personnel.

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

Special Note Regarding COVID-19 Pandemic

Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of the effects of the COVID-19 pandemic on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty. The uncertain future development of the pandemic could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

•“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government, such as the Governmental National Mortgage Association (“Ginnie Mae”);

•“ARMs” refers to adjustable-rate residential loans;

•“business purpose loans” refers to short-term loans collateralized by residential properties made to investors who intend to rehabilitate and sell the residential property for a profit or loans which finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants;

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts and non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

•“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities issued by a government sponsored enterprise ("GSE"), as well as PO, IO or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

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

•"Mezzanine Lending" refers, collectively, to preferred equity and mezzanine loan investments;

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels while reducing our exposure to investment securities. Building scale in the portfolio and momentum in investment activity proved challenging in the first approximately 18 months following the March 2020 market disruption, as robust demand for credit assets and higher prepayment and redemption levels muted portfolio expansion. Over the course of the past two quarters, we have experienced solid momentum in our portfolio acquisition activities. In the first quarter of 2022, we funded the acquisition and origination of $984.6 million of investments, a record quarter for the Company, including $782.5 million of residential loans and $156.9 million of new structured-multi-family investments. On a net basis, our investment portfolio increased by approximately $533.8 million during the quarter, with repayments received from our short-duration business purpose loans and unrealized losses offsetting some of our investment activity. This acquisition activity follows on the heels of a very active fourth quarter of 2021, when we increased our investment portfolio by $322.3 million on a net basis.

We continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet during the first quarter of 2022. As of March 31, 2022, our mark-to-market repurchase agreement financing is down by 78% from December 31, 2019 levels. Moreover, during the first quarter of 2022, we continued our pursuit of sustainable non-mark-to-market financing arrangements by completing multiple residential loan securitizations, including one backed by business purpose loans and one backed by re-performing loans, for aggregate proceeds of $509.6 million, which we used to repay approximately $316.7 million of outstanding financings.

The mortgage industry, and the U.S. economy more generally, experienced significant headwinds during the first quarter of 2022, as rising bond yields, a rapidly flattening yield curve, expectations for multiple future interest rate hikes and tightening monetary policy, combined with elevated inflation data, geopolitical instability and growing concerns over the likelihood of an economic recession in the U.S. sometime in the next 12 months contributed to widening credit spreads that caused price declines for many of the residential credit assets in our portfolio. In our residential loan portfolio alone, we recorded approximately $63.3 million of unrealized losses, which represents an approximately 2.0% decline in prices across the portfolio, as compared to unrealized gains of $55.3 million for the year ended December 31, 2021.

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

We expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. We still expect to utilize some level of repurchase agreement financing as we do currently, but expect repurchase agreement financing, particularly short-term agreements, to represent a smaller percentage of our financing relative to historic levels and/or to utilize facilities where the terms provide for less liquidity and financing risk. While longer-termed financings may involve greater expense relative to repurchase agreement funding that exposes us to mark-to-market risks, we believe, over time, this weighting towards longer-termed financings may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020.

In light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 to 24 months, we currently intend to pursue selective investments across the residential housing sector, with a focus on generating higher portfolio turnover by increasing our allocation to higher coupon, short duration residential investor loans, consider the opportunistic disposition of assets from our portfolio and prudently manage our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our undepreciated book value per common share during the expected continued volatile periods in the near future and will better enable us to rapidly reposition our portfolio in a higher interest rate environment and position us to seize on superior market opportunities in the market cycles ahead.

Portfolio Update

In the three months ended March 31, 2022, we continued to pursue new single-family residential loans and multi-family investments and expanded our single-family rental property investments. Our investment activity was partially offset by prepayments and redemptions, opportunistic sales of investment securities and residential loans and unrealized losses recognized on a majority of our investment portfolio due to increases in interest rates and wider credit spreads. The following table presents the activity for our investment portfolio for the three months ended March 31, 2022 (dollar amounts in thousands):

	December 31, 2021	Acquisitions (1)	Repayments (2)	Sales	Fair Value Changes and Other (3)	March 31, 2022
Residential loans	$2,504,719	$782,477	$(244,123)	$(320)	$(59,179)	$2,983,574
Preferred equity investments, mezzanine loans and equity investments	359,652	19,191	(33,450)	—	(9,885)	335,508
Investment securities
CMBS	33,146	—	—	—	(1,570)	31,576
Non-Agency RMBS	128,019	—	(21,303)	(24,374)	(6,843)	75,499
ABS	39,679	—	—	—	(974)	38,705
Total investment securities available for sale	200,844	—	(21,303)	(24,374)	(9,387)	145,780
Consolidated SLST (4)	230,344	—	—	—	(16,247)	214,097
Total investment securities	431,188	—	(21,303)	(24,374)	(25,634)	359,877
Equity investments in consolidated multi-family properties (5)	261,639	137,720	(16,226)	—	(16,078)	367,055
Single-family rental properties	38,749	45,228	—	—	(197)	83,780
Total investment portfolio	$3,595,947	$984,616	$(315,102)	$(24,694)	$(110,973)	$4,129,794

(1)Includes capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion/depreciation and net loss from real estate attributable to the Company.
(4)Consolidated SLST is presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, respectively, follows (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Residential loans, at fair value	$969,853	$1,070,882
Deferred interest (a)	(1,492)	(1,119)
Less: Collateralized debt obligations, at fair value	(754,264)	(839,419)
Consolidated SLST investment securities owned by NYMT	$214,097	$230,344

(a)Included in other liabilities on our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

(5)See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-Family Properties" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated balance sheets.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for mortgage, housing and credit assets in the marketplace, the ability of our operating partners, tenants and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Financial and mortgage-related asset market conditions softened during the first quarter of 2022. U.S. stocks experienced increased volatility and ultimately finished down off their record year in 2021. Overall, U.S. economic activity was pressured in the first quarter by rising interest rates, concerns over tightening monetary policy, near double digit inflation and geopolitical instability. As was the case for credit-sensitive assets generally across markets, pricing for many of the assets in our investment portfolio during the first quarter declined.

Thus far in 2022 to date, equity markets have been challenged with investors digesting the Federal Reserve’s first interest rate hike in more than three years and expected additional rate hikes throughout the remainder of 2022 and growing concerns of the potential for a U.S. economic recession within the next 24 months. Accordingly, fixed-income markets have been similarly impacted with the yield on the 2-year U.S. Treasury note rising 190 basis points as of late-April from 0.73% on December 31, 2021. Due to the ongoing COVID-19 pandemic, high inflation, expected increases in the federal funds rate and growing recession concerns, we anticipate markets, and the pricing for many of our assets, will continue to experience volatility in 2022.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy contracted in the first quarter of 2022, with real gross domestic product (“GDP”) decreasing at a 1.4% annualized rate in the first quarter of 2022, versus 6.9% growth in the fourth quarter of 2021 and 6.3% growth in the first quarter of 2021. The decline in U.S. GDP was the first since the second quarter of 2020.

Despite the unexpected contraction in U.S. GDP, the U.S. labor market remained strong throughout the first quarter, with March 2022 wage data showing a 4.7% increase in wages year-over-year. According to the U.S. Department of Labor, the U.S. unemployment rate declined from 3.9% at the end of December 2021 to 3.6% at the end of March 2022. The number of unemployed persons decreased by 3.7 million year‑over‑year to 6.0 million as of March 2022. Total nonfarm payroll employment rose by 431,000 in March. The labor force participation rate continues to advance but, as of the end of March, remained slightly lower than pre-pandemic rates. Many employees who left the workforce during the pandemic may not return, and as a result, there is a wide disparity between the number of available workers and job openings, resulting in a competitive labor market and rising wages.

The interest rate environment shifted away from more stable conditions in 2021 as the Treasury curve flattened in connection with the Federal Reserve’s hiking of short-term interest rates by 0.25% in March and signaling of an aggressive approach to future rate hikes. On March 31, 2022, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 4 basis points, as compared to a 79 and 158 basis points spread on December 31, 2021 and March 31, 2021, respectively. At the start of April, the 2-year and 10-year yield curve briefly inverted for the first time since 2019; however, that spread recovered somewhat by mid-April and expanded to 39 basis points.

As noted above, fears of an economic recession here in the U.S. are growing. A recent survey of economists by the Wall Street Journal indicated that 28% of economists surveyed believe the U.S. economy will fall into recession in the next twelve months, a figure that has more than doubled from a year ago. An economic recession may put pressures on the ability of our operating partners, tenants and borrowers to meet their obligations to us, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. The residential real estate market maintained its robust growth trajectory in the early part of 2022. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for February 2022 showed that, on average, home prices increased 20.2% for the 20-City Composite over February 2021. According to the National Association of Realtors (“NAR”), the median existing-home price for all housing types in March 2022 was $375,000, up 15.0% from the March 2021 ($326,300). In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,196,000 for the quarter ended March 31, 2022, as compared to 1,166,000 and 1,131,000 for the quarter and year ended December 31, 2021, respectively. Overall, existing home inventory for sale at the end of March amounted to 2.0 months of supply, down from 2.1 months of supply in March 2021, according to the NAR. As interest rates move higher, we expect this to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 536,667 for the quarter ended March 31, 2022, as compared to 493,333 and 461,750 for the quarter and year ended December 31, 2021, respectively. Demand for new apartments will likely remain high as occupancy rates remain strong and rents continue to rise, particularly in the South and Southeastern U.S. where demand has outpaced supply. Nationally, rents have continued to grow—building upon their double-digit growth in 2021; however, a slowing economy may cause rent growth to moderate or stall. Weakening multi-family housing fundamentals, including, among other things, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.
Credit Spreads. Throughout the first quarter, both investment grade and high-yield credit spreads widened during the first quarter of 2022 before compressing some in the second half of March and into early April amid the Federal Reserve’s more aggressive stance regarding interest rate increases and high inflation. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing markets. During the first quarter, the bond market experienced continued yield gains with the closing yield of the 10-year U.S. Treasury Note rising from 0.85% on January 3, 2022 to 2.32% on March 31, 2022. As of April 26, 2022, the 10-year U.S. Treasury yield continued to rise and closed at 2.77%. Overall interest rate volatility tends to increase the costs of hedging and may place downward pressure on some of our strategies. During the first quarter of 2022, the Treasury curve flattened with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield decreasing from 85 basis points on January 3, 2022 to 4 basis points on March 31, 2022. Following quarter end, this spread briefly inverted before widening slightly to 18 basis points at closing on April 22, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term, although market commentators continue to debate the significance of the brief inversion seen in April. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets during the ongoing COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets. In March 2020, the Federal Reserve announced an asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets, which remained in place until March 2022. Since the implementation of the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the ending of the program in March 2022. On May 4, 2022, the Federal Reserve announced that beginning June 1, it would begin shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. The Federal Reserve indicated that these quantitative tightening activities will be ramped up over a period of three months. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for the Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. With recent inflation well above the 2% objective and a strong labor market, the Federal Reserve approved a 0.25% increase to the target range for the federal funds rate on March 16, 2022 and another 0.50% increase to the target range on May 4, 2022 with some Federal Reserve officials advocating for raising the target closer to 2.5% by the end of 2022.

In 2017, policymakers announced that LIBOR would be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. The Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, proposed that the Secured Overnight Funding Rate (“SOFR”) would replace LIBOR. SOFR is based on overnight Treasury General Collateral repo rates.

The administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, ceased publication of USD LIBOR on December 31, 2021, for only the one week and two month USD LIBOR tenors, and plans to cease publication of USD LIBOR on June 30, 2023 for all other USD LIBOR tenors. While the transition period has been extended to June 2023, the Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Thus far in 2022, the market’s adoption of SOFR appears to be strong and growing. Additionally, the federal government enacted the Adjustable Interest Rate Act in March 2022 with the intention of assisting in the transition away from LIBOR. Nevertheless, uncertainty about the transition away from LIBOR and the future of the alternative reference rate remains. We continue to monitor the emergence of this new rate carefully, as it will likely become the new benchmark for hedges and a range of interest rate investments.

The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic and geopolitical instability, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

First Quarter 2022 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2022 (dollar amounts in thousands, except per share data):

Three Months Ended March 31, 2022
Net loss attributable to Company's common stockholders	$(84,343)
Net loss attributable to Company's common stockholders per share (basic)	$(0.22)
Undepreciated loss (1)	$(64,205)
Undepreciated loss per common share (1)	$(0.17)
Comprehensive loss attributable to Company's common stockholders	$(86,531)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.23)
Yield on average interest earning assets	6.80%
Net interest income	$29,879
Portfolio net interest income (2)	$39,536
Portfolio net interest margin	3.87%
Book value per common share at the end of the period	$4.36
Undepreciated book value per common share at the end of the period (1)	$4.45
Economic return on book value (3)	(5.11)%
Economic return on undepreciated book value (4)	(4.01)%
Dividends per common share	$0.10

(1)Represents a non-GAAP financial measure. A reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Excludes interest expense generated by our subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate. Our calculation of portfolio net interest margin may not be comparable to similarly-titled measures of other companies who may use a different calculation.
(3)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.
(4)Economic return on undepreciated book value is based on the periodic change in undepreciated book value per common share, a non-GAAP financial measure, plus dividends declared per common share, if any, during the period.

Key Developments

Investing Activities

•Purchased approximately $782.5 million in residential loans and $45.2 million in single-family rental properties.

•Funded multi-family joint venture investments and Mezzanine Lending investments for approximately $137.7 million and $19.2 million, respectively, and received approximately $31.8 million in proceeds from redemptions of Mezzanine Lending investments.

Financing Activities

•Completed a securitization of residential loans, resulting in approximately $286.1 million in net proceeds to the Company after deducting expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $195.6 million on an outstanding repurchase agreement related to residential loans.

•Completed a securitization of business purpose loans, resulting in approximately $223.5 million in net proceeds to the Company after deducting expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $121.1 million on an outstanding repurchase agreement related to business purpose loans.

•Redeemed our Convertible Notes at maturity for $138.0 million.

•The Company's Board of Directors authorized a share repurchase program for up to $200.0 million of the Company's common stock.

Subsequent Developments

•Entered into non-mark-to-market, non-recourse repurchase agreement with a new counterparty with a maximum aggregate purchase price of $750.0 million to fund the purchase of business purpose loans.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2022 and December 31, 2021, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes and senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands).

At March 31, 2022:

	Single-Family	Multi- Family	Other	Total
Residential loans	$3,953,427	$—	$—	$3,953,427
Consolidated SLST CDOs	(754,264)	—	—	(754,264)
Multi-family loans	—	110,208	—	110,208
Investment securities available for sale	75,499	31,576	38,705	145,780
Equity investments	—	193,194	32,106	225,300
Equity investments in consolidated multi-family properties (1)	—	367,055	—	367,055
Single-family rental properties	83,780	—	—	83,780
Total investment portfolio carrying value	3,358,442	702,033	70,811	4,131,286
Liabilities:
Repurchase agreements	(910,097)	(16,952)	—	(927,049)
Residential loan securitization CDOs	(1,143,855)	—	—	(1,143,855)
Senior unsecured notes	—	—	(96,870)	(96,870)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	97,321	—	271,230	368,551
Other	(11,722)	(13,861)	(43,862)	(69,445)
Net Company capital allocated	$1,390,089	$671,220	$156,309	$2,217,618

Company Recourse Leverage Ratio (3)				0.5x
Portfolio Recourse Leverage Ratio (4)				0.4x

(1)Represents the Company's equity investments in consolidated multi-family apartment communities. See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-Family Properties" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.
(2)Excludes cash in the amount of $33.3 million and restricted cash in the amount of $2.1 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(3)Represents the Company's total outstanding repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $754.3 million, residential loan securitization CDOs amounting to $1.1 billion and mortgages payable on real estate amounting to $1.1 billion as they are non-recourse debt for which the Company has no obligation.
(4)Represents the Company's outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2021:

	Single-Family	Multi- Family	Other	Total
Residential loans	$3,575,601	$—	$—	$3,575,601
Consolidated SLST CDOs	(839,419)	—	—	(839,419)
Multi-family loans	—	120,021	—	120,021
Investment securities available for sale	128,019	33,146	39,679	200,844
Equity investments	—	191,238	48,393	239,631
Equity investments in consolidated multi-family properties (1)	—	261,639	—	261,639
Single-family rental properties	38,749	—	—	38,749
Total investment portfolio carrying value	2,902,950	606,044	88,072	3,597,066
Liabilities:
Repurchase agreements	(554,259)	—	—	(554,259)
Residential loan securitization CDOs	(682,802)	—	—	(682,802)
Convertible notes	—	—	(137,898)	(137,898)
Senior unsecured notes	—	—	(96,704)	(96,704)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	39,366	—	260,279	299,645
Other	29,612	(13,205)	(55,424)	(39,017)
Net Company capital allocated	$1,734,867	$592,839	$13,325	$2,341,031

Company Recourse Leverage Ratio (3)				0.4x
Portfolio Recourse Leverage Ratio (4)				0.2x

(1)Represents the Company's equity investments in consolidated multi-family apartment communities. See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-Family Properties" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.
(2)Excludes cash in the amount of $30.1 million and restricted cash in the amount of $8.1 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(3)Represents the Company's total outstanding repurchase agreement financing, subordinated debentures, convertible notes and senior unsecured notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $839.4 million, residential loan securitization CDOs amounting to $682.8 million and mortgages payable on real estate amounting to $709.4 million as they are non-recourse debt for which the Company has no obligation.
(4)Represents the Company's outstanding repurchase agreement financing divided by the Company's total stockholders' equity.

Results of Operations

The following discussion provides information regarding our results of operations for the three months ended March 31, 2022 and 2021, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2022 are greater or less than the results from the respective period in 2021. Unless otherwise specified, references in this section to increases or decreases in 2022 refer to the change in results for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

The following table presents the main components of our net (loss) income for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021	$ Change
Net interest income	$29,879	$30,340	$(461)
Total non-interest (loss) income	(46,784)	39,720	(86,504)
General and administrative expenses	14,358	11,441	2,917
Expenses related to real estate	47,989	2,924	45,065
Portfolio operating expenses	9,489	4,830	4,659
(Loss) income from operations before income taxes	(88,741)	50,865	(139,606)
Income tax (benefit) expense	(22)	66	(88)
Net loss attributable to non-controlling interest in consolidated variable interest entities	14,869	1,409	13,460
Net (loss) income attributable to Company	(73,850)	52,208	(126,058)
Preferred stock dividends	10,493	10,297	196
Net (loss) income attributable to Company's common stockholders	(84,343)	41,911	(126,254)
Basic (loss) earnings per common share	$(0.22)	$0.11	$(0.33)
Diluted (loss) earnings per common share	$(0.22)	$0.11	$(0.33)

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

Our average interest earning assets increased in 2022 primarily due to increased investment in higher-yielding business purpose loans, contributing to an $11.6 million increase in single-family interest income. This increase was partially offset by CMBS sales and multi-family loan redemptions, contributing to a $2.8 million decrease in multi-family interest income in 2022. In addition, interest expense increased in 2022 due to the issuance of our senior unsecured notes in April 2021 and our increased borrowings on repurchase agreement financings, partially offset by the repayment of our convertible notes in January 2022. Since March 31, 2021, we have also grown our portfolio of joint venture equity investments in multi-family properties, the assets and liabilities of certain of which are consolidated in our condensed consolidated financial statements in accordance with GAAP. While these consolidated assets do not generate interest income, we do recognize interest expense on the consolidated mortgages payable on real estate related to these investments, which increased by $6.8 million in 2022.

Portfolio net interest margin increased in 2022 primarily due to our continued investment in higher-yielding business purpose loans. The Company also lowered its average portfolio financing cost in 2022 through the issuance of two new residential loan securitizations in 2022 and the redemption of a securitization that had higher interest costs since March 31, 2021.

Portfolio Net Interest Margin

The following tables set forth certain information about our portfolio by investment category and their related interest income, interest expense, yield on average interest earning assets, average portfolio financing cost and portfolio net interest margin for our average interest earning assets (by investment category) for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands).

Three Months Ended March 31, 2022

	Single-Family (1) (2)	Multi- Family	Other (6)	Total
Interest Income (3)	$46,823	$3,312	$2,388	$52,523
Interest Expense	(12,975)	(12)	(9,657)	(22,644)
Net Interest Income (Expense)	$33,848	$3,300	$(7,269)	$29,879

Average Interest Earning Assets (2) 4)	$2,926,764	$142,584	$22,496	$3,091,844
Yield on Average Interest Earning Assets (5)	6.40%	9.29%	42.46%	6.80%
Average Portfolio Financing Cost (6)	(2.93)%	(2.39)%	—	(2.93)%
Portfolio Net Interest Margin (7)	3.47%	6.90%	42.46%	3.87%

Three Months Ended March 31, 2021

	Single-Family (1) (2)	Multi- Family	Other (6)	Total
Interest Income (3)	$35,259	$6,152	$1,523	$42,934
Interest Expense	(9,043)	—	(3,551)	(12,594)
Net Interest Income (Expense)	$26,216	$6,152	$(2,028)	$30,340

Average Interest Earning Assets (2) (4)	$2,504,777	$310,347	$31,652	$2,846,776
Yield on Average Interest Earning Assets (5)	5.63%	7.93%	19.25%	6.03%
Average Portfolio Financing Cost (6)	(3.61)%	—	—	(3.61)%
Portfolio Net Interest Margin (7)	2.02%	7.93%	19.25%	2.42%

(1)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of net interest income generated by our single-family portfolio to our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income, residential loans	$41,467	$27,630
Interest income, investment securities available for sale	1,954	4,415
Interest income, Consolidated SLST	9,380	10,318
Interest expense, Consolidated SLST CDOs	(5,978)	(7,104)
Interest income, Single-Family, net	46,823	35,259
Interest expense, repurchase agreements	(5,519)	(4,040)
Interest expense, residential loan securitizations	(7,456)	(4,720)
Interest expense, non-Agency RMBS re-securitization	—	(283)
Net interest income, Single-Family	$33,848	$26,216

(2)Average Interest Earning Assets for the periods indicated exclude all Consolidated SLST assets other than those securities owned by the Company.
(3)Includes interest income earned on cash accounts held by the Company.
(4)Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.
(5)Yield on Average Interest Earning Assets is calculated by dividing our annualized interest income relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(6)Average Portfolio Financing Cost is calculated by dividing our annualized interest expense relating to our interest earning assets by our average interest bearing liabilities, excluding our subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate, for the respective periods. Average interest bearing liabilities is calculated each quarter based on daily average outstanding balance for the respective periods. For the three months ended March 31, 2022 and 2021, respectively, interest expense generated by our subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Subordinated debentures	$459	$457
Convertible notes	438	2,784
Senior unsecured notes	1,603	—
Mortgages payable on real estate	7,157	310
Total	$9,657	$3,551
(7)Portfolio Net Interest Margin is the difference between our Yield on Average Interest Earning Assets and our Average Portfolio Financing Cost, excluding the weighted average cost of subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate.

Non-interest Income (Loss)

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Residential loans	$3,432	$2,683	$749
Investment securities	374	4,375	(4,001)
Total realized gains (losses), net	$3,806	$7,058	$(3,252)

During the three months ended March 31, 2022, the Company recognized net realized gains of $3.4 million related to our residential loan portfolio, primarily as a result of loan prepayments. The Company also recognized net realized gains of $0.4 million on the sale of non-Agency RMBS during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company recognized net realized gains of $4.4 million on the sale of CMBS and non-Agency RMBS as it continued its strategy of opportunistically disposing of investment securities from its portfolio. The Company also recognized net realized gains of $2.7 million related to our residential loan portfolio, primarily as a result of loan prepayments.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Residential loans	$(63,299)	$18,677	$(81,976)
Consolidated SLST	(15,279)	9,225	(24,504)
Preferred equity and mezzanine loan investments	(455)	105	(560)
Investment securities	(4,626)	(1,841)	(2,785)
Total unrealized (losses) gains, net	$(83,659)	$26,166	$(109,825)

For the three months ended March 31, 2022, the Company had net unrealized losses of $83.7 million, primarily due to credit spread widening that impacted the pricing of our credit assets, particularly our residential loans, investment in Consolidated SLST, non-Agency RMBS and CMBS.

For the three months ended March 31, 2021, the Company had net unrealized gains of $26.2 million, primarily due to improved pricing across our residential loan, non-Agency RMBS and CMBS portfolios resulting from credit spread tightening. Net unrealized losses on investment securities were largely driven by a decrease in the fair value of our Agency RMBS due to the rise of interest rates and the reversal of previously recognized unrealized gains on the sale of investment securities during the quarter.

Income from Equity Investments

The following table presents the components of income from equity investments for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Preferred return on preferred equity investments accounted for as equity	$5,662	$5,376	$286
Unrealized gains, net on preferred equity investments accounted for as equity	113	123	(10)
Income from unconsolidated joint venture equity investments in multi-family properties	250	—	250
Income from entities that invest in or originate residential properties and loans	28	(2,100)	2,128
Total income from equity investments	$6,053	$3,399	$2,654

Income from equity investments increased during the three months ended March 31, 2022, primarily due to redemptions received from entities that invest in residential properties and loans since March 31, 2021.

Net (Loss) Income from Real Estate

The following table presents the components of net (loss) income from real estate for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Income from real estate	$25,589	$1,495	$24,094
Interest expense, mortgages payable on real estate (1)	(7,157)	(310)	(6,847)
Expenses related to real estate:
Depreciation expense on operating real estate	(10,111)	(681)	(9,430)
Amortization of lease intangibles related to operating real estate	(25,475)	(1,242)	(24,233)
Other expenses	(12,403)	(1,001)	(11,402)
Total expenses related to real estate	(47,989)	(2,924)	(45,065)
Net loss from real estate	(29,557)	(1,739)	(27,818)
Net loss attributable to non-controlling interest	14,869	1,409	13,460
Net (loss) income from real estate attributable to Company	$(14,688)	$(330)	$(14,358)

(1)Included in interest expense in the Company's condensed consolidated statements of operations.

Since March 31, 2021, we have grown our portfolio of joint venture equity investments in multi-family properties, the assets and liabilities of which are consolidated in our condensed consolidated financial statements in accordance with GAAP. Net loss from real estate in 2022 is primarily related to the activity of the consolidated joint venture multi-family investments made during 2021 and the first quarter of 2022. A significant portion of the net loss in the three months ended March 31, 2022 and 2021 is attributable to depreciation expense and amortization of lease intangibles related to the operating real estate.

Other Income

The following table presents the components of other income for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$1,503	$571	$932
Gain on sale of real estate held for sale	370	—	370
Loss on extinguishment of mortgages payable on real estate	(603)	—	(603)
Miscellaneous income	157	1,031	(874)
Total other income	$1,427	$1,602	$(175)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net decrease in other income in the three months ended March 31, 2022 is primarily due to a decrease in income from entities that invest in residential properties and loans due to redemptions received since March 31, 2021 and loss on extinguishment of a mortgage payable on real estate sold partially offset by an increase in premiums recognized on the early redemption of preferred equity and mezzanine loan investments and a gain on sale of real estate.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$10,798	$8,796	$2,002
Professional fees	1,028	847	181
Other	2,532	1,798	734
Total general and administrative expenses	$14,358	$11,441	$2,917

The increase in general and administrative expenses during the three months ended March 31, 2022 is primarily related to an increase in commission expense due to record funding of multi-family investments, increase in salary and stock-based compensation expenses, due in part to an increase in employee headcount, and increase in state capital tax expense.

	Three Months Ended March 31,
	2022	2021	$ Change
Portfolio operating expenses	$9,489	$4,830	$4,659

The increase in portfolio operating expenses during the three months ended March 31, 2022 can be attributed primarily to increased servicing fees and due diligence expenses related to business purpose loans as a result of increased investment activity in those assets since March 31, 2021.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three months ended March 31, 2022 and 2021, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(84,343)	$41,911	$(126,254)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Non-Agency RMBS	(2,188)	1,465	(3,653)
CMBS	—	(827)	827
Total	(2,188)	638	(2,826)
Reclassification adjustment for net loss included in net income	—	2,242	(2,242)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,188)	2,880	(5,068)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(86,531)	$44,791	$(131,322)

The changes in other comprehensive income (loss) ("OCI") for the 2022 period can be attributed to a decrease in the fair value of our investment securities where fair value option was not elected during the three months ended March 31, 2022 as a result of credit spread widening in the first quarter of 2022.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of March 31, 2022, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three months ended March 31, 2022 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2022
	Amount	Shares	Per Share (1)
Beginning Balance	$1,783,906	379,405	$4.70
Common stock issuance, net (2)	1,352	1,844
Balance after share activity	1,785,258	381,249	4.69
Dividends and dividend equivalents declared	(38,234)		(0.10)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (3)	(2,188)		(0.01)
Net loss attributable to Company's common stockholders	(84,343)		(0.22)
Ending Balance	$1,660,493	381,249	$4.36

(1)Outstanding shares used to calculate book value per common share for the three months ended March 31, 2022 are 381,249,031.
(2)Includes amortization of stock based compensation.
(3)The decrease relates to unrealized losses on our investment securities due to reductions in pricing.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including undepreciated earnings and undepreciated book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance using the same metrics that management uses to operate the business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

Undepreciated (Loss) Earnings

Undepreciated (loss) earnings is a supplemental non-GAAP financial measure defined as GAAP net (loss) income attributable to Company's common stockholders excluding the Company's share in depreciation expense and lease intangible amortization expense related to operating real estate, net. By excluding these non-cash adjustments from our operating results, we believe that the presentation of undepreciated (loss) earnings provides a consistent measure of our operating performance and useful information to investors to evaluate the effective net return on our portfolio. In addition, we believe that presenting undepreciated (loss) earnings enables our investors to measure, evaluate, and compare our operating performance to that of our peers.

A reconciliation of net (loss) income attributable to Company's common stockholders to undepreciated (loss) earnings for the three months ended March 31, 2022 and 2021, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to Company's common stockholders	$(84,343)	$41,911
Add:
Depreciation expense on operating real estate	6,159	193
Amortization of lease intangibles related to operating real estate	13,979	521
Undepreciated (loss) earnings	$(64,205)	$42,625

Weighted average shares outstanding - basic	380,795	378,881
Undepreciated (loss) earnings per common share	$(0.17)	$0.11

Undepreciated Book Value Per Common Share

Undepreciated book value per common share is a supplemental non-GAAP financial measure defined as GAAP book value excluding the Company's share of cumulative depreciation and lease intangible amortization expenses related to operating real estate, net held at the end of the period. By excluding these non-cash adjustments, undepreciated book value reflects the value of the Company’s rental property portfolio at its undepreciated basis. The Company's rental property portfolio includes single-family rental homes directly owned by the Company and consolidated multi-family apartment communities. We believe that the presentation of undepreciated book value per common share is useful to investors and us as it allows management to consider our investment portfolio exclusive of non-cash adjustments to operating real estate, net and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to undepreciated book value and calculation of undepreciated book value per common share as of March 31, 2022 and December 31, 2021, respectively, is presented below (amounts in thousands, except per share data):

	March 31, 2022	December 31, 2021
Company's stockholders' equity	$2,217,618	$2,341,031
Preferred stock liquidation preference	(557,125)	(557,125)
GAAP book value	1,660,493	1,783,906
Add:
Cumulative depreciation expense on operating real estate	9,772	4,381
Cumulative amortization of lease intangibles related to operating real estate	25,303	11,324
Undepreciated book value	$1,695,568	$1,799,611

Common shares outstanding	381,249	379,405
GAAP book value per common share (1)	$4.36	$4.70
Undepreciated book value per common share (2)	$4.45	$4.74

(1)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(2)Undepreciated book value per common share is calculated using the undepreciated book value and the common shares outstanding for the periods indicated.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. There have been no material changes to our critical accounting estimates as previously described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting estimates and the possible effects of changes in estimates on our consolidated financial statements, please see Part II., Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

As of March 31, 2022, we had approximately $6.5 billion of total assets. Included in this amount is approximately $973.3 million of assets held in Consolidated SLST and $1.5 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2021, we had approximately $5.7 billion of total assets, approximately $1.1 billion of which represented Consolidated SLST and $1.0 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Capital Allocation” and “Portfolio Net Interest Margin” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-Family Properties” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Acquired residential loans	$2,983,574	$2,504,719
Consolidated SLST	969,853	1,070,882
Total	$3,953,427	$3,575,601

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

The following tables detail our acquired residential loans by strategy at March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,328	$733,318	$750,281	629	64%	4.8%
Performing residential loan strategy	2,884	647,296	611,238	723	65%	3.9%
Business purpose bridge loan strategy	2,593	1,374,560	1,379,919	730	66%	8.5%
Business purpose rental loan strategy	828	241,647	242,136	746	69%	4.8%
Total	11,633	$2,996,821	$2,983,574

	December 31, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,515	$769,779	$818,900	628	65%	4.8%
Performing residential loan strategy	2,807	616,763	606,711	722	65%	4.0%
Business purpose bridge loan strategy	2,028	988,963	992,870	728	65%	8.7%
Business purpose rental loan strategy	266	83,071	86,238	747	68%	4.8%
Total	10,616	$2,458,576	$2,504,719

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	March 31, 2022	December 31, 2021
50% or less	10.7%	11.8%
>50% - 60%	10.9%	11.9%
>60% - 70%	25.2%	27.9%
>70% - 80%	30.5%	26.8%
>80% - 90%	10.7%	9.0%
>90% - 100%	5.7%	6.3%
>100%	6.3%	6.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2022	December 31, 2021
550 or less	8.9%	11.3%
551 to 600	7.8%	10.0%
601 to 650	8.7%	11.0%
651 to 700	17.1%	16.1%
701 to 750	25.2%	23.4%
751 to 800	26.5%	22.1%
801 and over	5.8%	6.1%
Total	100.0%	100.0%

Current Coupon	March 31, 2022	December 31, 2021
3.00% or less	8.5%	10.0%
3.01% - 4.00%	14.6%	15.5%
4.01% - 5.00%	18.2%	19.7%
5.01% - 6.00%	7.2%	7.5%
6.01% - 7.00%	6.3%	5.9%
7.01% - 8.00%	17.1%	13.2%
8.01% and over	28.1%	28.2%
Total	100.0%	100.0%

Delinquency Status	March 31, 2022	December 31, 2021
Current	92.7%	92.6%
31 – 60 days	2.4%	2.5%
61 – 90 days	1.0%	0.8%
90+ days	3.9%	4.1%
Total	100.0%	100.0%

Origination Year	March 31, 2022	December 31, 2021
2007 or earlier	22.0%	28.2%
2008 - 2016	4.5%	5.6%
2017	1.5%	1.9%
2018	2.8%	3.6%
2019	4.5%	6.0%
2020	11.5%	16.1%
2021	35.6%	38.6%
2022	17.6%	—
Total	100.0%	100.0%

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of March 31, 2022 and December 31, 2021 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $214.1 million and $230.3 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands, except current average loan size):

	March 31, 2022	December 31, 2021
Current fair value	$969,853	$1,070,882
Current unpaid principal balance	$1,037,648	$1,071,228
Number of loans	6,622	6,802
Current average loan size	$156,697	$157,487
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	67%	67%
Weighted average credit score at purchase	704	710

Current Coupon:
3.00% or less	2.9%	2.8%
3.01% – 4.00%	37.3%	37.2%
4.01% – 5.00%	39.7%	39.9%
5.01% – 6.00%	12.1%	12.1%
6.01% and over	8.0%	8.0%

Delinquency Status:
Current	69.2%	70.3%
31 - 60	12.3%	12.3%
61 - 90	4.9%	4.7%
90+	13.6%	12.7%

Origination Year:
2005 or earlier	31.0%	30.9%
2006	15.4%	15.4%
2007	21.2%	21.1%
2008 or later	32.4%	32.6%

Geographic state concentration (greater than 5.0%):
California	10.4%	10.5%
Florida	10.4%	10.5%
New York	9.8%	9.8%
New Jersey	7.4%	7.3%
Illinois	7.2%	7.1%

Residential Loans Financing

Repurchase Agreements

As of March 31, 2022, the Company had repurchase agreements with three third-party financial institutions to fund the purchase of residential loans. The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2022	$1,440,907	$783,168	$(971)	$782,197	$959,789	3.05%	5.60
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes a non-mark-to-market repurchase agreement with an outstanding balance of $230.2 million, a weighted average rate of 3.29%, and months to maturity of 9.37 months as of March 31, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2022	$682,867	$783,168	$783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $215.5 million and $173.9 million, respectively, as of March 31, 2022.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of March 31, 2022 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$780,539	$754,264	2.75%	2059
Residential loan securitizations	$1,150,186	$1,143,855	2.73%	2026 - 2061

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

Mezzanine Lending
The Company's Mezzanine Lending strategy may include preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets. A preferred equity investment is an equity investment in the entity that owns the underlying property and mezzanine loans are secured by a pledge of the borrower’s equity ownership in the property. We evaluate our Mezzanine Lending investments for accounting treatment as loans versus equity investments. Mezzanine Lending investments for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate are included in multi-family loans on our condensed consolidated balance sheets. Mezzanine Lending investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in equity investments on our condensed consolidated balance sheets.

As of March 31, 2022, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.4% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	30	$292,712	$290,457	11.82%	4.3

	December 31, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	33	$300,819	$298,330	11.80%	4.6
(1)Preferred equity investments in the amounts of $110.2 million and $120.0 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Preferred equity investments in the amounts of $182.5 million and $180.8 million are included in equity investments on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$84,550	29.1%	12.5%	72%	2.69x
Texas	7	54,930	18.9%	11.2%	84%	2.39x
Alabama	3	41,584	14.3%	12.2%	73%	2.22x
Ohio	3	28,787	9.9%	11.6%	89%	2.08x
Utah	1	19,633	6.8%	12.0%	66%	N/A (2)
Other	10	60,973	21.0%	11.3%	85%	2.23x
Total	30	$290,457	100.0%	11.8%	78%	2.31x

	December 31, 2021
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$83,786	28.1%	12.5%	72%	2.43x
Texas	9	70,523	23.6%	11.2%	84%	2.13x
Alabama	3	40,960	13.7%	12.2%	73%	2.12x
Ohio	3	28,482	9.5%	11.6%	88%	2.05x
North Carolina	3	19,214	6.4%	12.0%	74%	1.50x
Other	9	55,365	18.7%	11.2%	84%	1.91x
Total	33	$298,330	100.0%	11.8%	79%	2.05x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.
(2)Not applicable as the underlying property is under construction.

Equity Investments in Multi-Family and Residential Entities

Equity Investments in Consolidated Multi-Family Properties

The Company has invested in joint venture investments that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary, resulting in consolidation of the VIEs, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The Company's net equity in these entities totaled $367.1 million as of March 31, 2022.

As of December 31, 2021, a wholly-owned subsidiary of the Company owned a multi-family apartment community and the Company's net equity in this entity totaled $14.6 million. During the three months ended March 31, 2022, the entity completed the sale of its multi-family apartment community.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our total net equity investments in consolidated multi-family properties as of March 31, 2022 and December 31, 2021, respectively, are shown below (dollar amounts in thousands):

March 31, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Texas	11	66% - 95%	$120,437	32.8%
Florida	6	47% - 90%	$113,818	31.0%
Alabama	3	66% - 95%	$41,118	11.2%
Oklahoma	2	95%	$25,937	7.1%
Tennessee	2	61% - 66%	$23,014	6.3%

December 31, 2021
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Florida	6	47% - 100%	$81,754	31.2%
Texas	9	66% - 95%	$79,527	30.4%
Alabama	2	80% - 95%	$37,162	14.2%
South Carolina	2	63% - 66%	$16,540	6.3%

A reconciliation of our net equity investments in consolidated multi-family properties to our condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, respectively, is shown below (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$33,340	$30,130
Real estate, net	1,451,053	978,834
Lease intangible, net (a)	41,759	39,769
Other assets	23,153	31,006
Total assets	$1,549,305	$1,079,739

Mortgages payable on real estate, net (b)	$1,083,371	$709,356
Other liabilities	13,135	17,993
Total liabilities	$1,096,506	$727,349

Redeemable non-controlling interest in Consolidated VIEs	$53,361	$66,392
Non-controlling interest in Consolidated VIEs	$32,383	$24,359
Net equity investment	$367,055	$261,639

(a)Included in other assets in the accompanying condensed consolidated balance sheets.
(b)See Note 12 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.

The following table provides summary information regarding our consolidated multi-family properties as of March 31, 2022.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	94.0%	248	$1,216	83.5%
Birmingham, AL	2	97.1%	693	1,309	75.2%
Brandon, FL	2	95.2%	1,267	1,167	88.9%
Collierville, TN	1	95.1%	324	1,380	79.8%
Columbia, SC	1	96.0%	276	949	84.3%
Dallas, TX	2	94.8%	401	1,704	84.9%
Fort Myers, FL	1	92.9%	338	1,236	89.7%
Fort Worth, TX	1	93.8%	256	1,003	80.2%
Houston, TX	2	95.4%	432	1,307	84.6%
Little Rock, AR	1	95.5%	202	1,173	85.9%
Louisville, KY	1	92.7%	300	1,287	84.0%
Memphis, TN	1	88.2%	326	1,170	96.7%
Montgomery, AL	1	97.3%	400	874	92.4%
Oklahoma City, OK	2	96.8%	684	685	85.9%
Orlando, FL	1	94.5%	242	1,312	82.9%
Pearland, TX	1	91.9%	252	1,421	67.2%
Plano, TX	2	96.6%	702	1,278	79.5%
San Antonio, TX	2	93.1%	957	1,173	80.3%
St. Petersburg, FL	1	97.5%	220	2,121	75.1%
Tampa, FL	2	94.0%	234	1,231	86.1%
Total Count/Average	28	95.0%	8,754	$1,211	83.1%

(1)Represents average monthly rent per unit.
(2)Represents loan-to-value ("LTV") of the underlying properties.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company has invested in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following table summarizes our unconsolidated multi-family joint venture equity investments as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022			December 31, 2021
State	Property Count	Ownership Interest	Fair Value	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$10,690	2	70%	$10,440

Equity Investments in Entities that Invest in or Originate Residential Properties and Loans

As of March 31, 2022, the Company had an ownership interest in an entity that invests in residential properties. We may receive variable distributions from this investment based upon underlying asset performance and we record our position at fair value. Also as of March 31, 2022, the Company invested in an entity that originates residential loans. The following table summarizes our ownership interests in entities that invest in residential properties and invest in or originate residential loans as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

		March 31, 2022		December 31, 2021
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP (1)	Single-Family Rental Properties	11%	$2,856	11%	$19,143
Constructive Loans, LLC (2)	Residential Loans	—	29,250	—	29,250
Total			$32,106		$48,393

(1)The Company's equity investment was partially redeemed, subject to holdbacks, as a result of a sale transaction initiated by the general partner during the three months ended March 31, 2022.
(2)The Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At March 31, 2022, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2022, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of March 31, 2022 as compared to December 31, 2021 is primarily due to sales and paydowns of non-Agency RMBS and a decrease in the fair value of a number of our investment securities during the period.

The following tables summarize our investment securities portfolio as of March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$52	$52	$—	$(6)	$46	2.71%	3.45%	$—
Mezzanine	33,050	31,981	202	(732)	31,451	4.85%	5.54%	18,478
Subordinated	39,165	28,759	112	(5,576)	23,295	11.63%	7.04%	6,699
IO	584,814	19,842	1,163	(298)	20,707	1.46%	14.88%	—
Total Non-Agency RMBS	657,081	80,634	1,477	(6,612)	75,499	2.22%	8.44%	25,177
CMBS
Mezzanine	26,600	26,600	—	(1,054)	25,546	3.74%	3.74%	13,965
Subordinated	6,000	6,000	30	—	6,030	7.49%	7.49%	2,987
Total CMBS	32,600	32,600	30	(1,054)	31,576	4.43%	4.43%	16,952
ABS
Residuals	117	20,839	17,866	—	38,705	—	44.07%	—
Total ABS	117	20,839	17,866	—	38,705	—	44.07%	—
Total - AFS	$689,798	$134,073	$19,373	$(7,666)	$145,780	4.21%	13.11%	$42,129
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,740	$—	$(14,742)	$197,998	4.50%	6.35%	$102,723
IO	167,258	24,961	—	(8,862)	16,099	3.50%	0.45%	—
Total Non-Agency RMBS	424,065	237,701	—	(23,604)	214,097	4.10%	5.71%	102,723
Total - Consolidated SLST	$424,065	$237,701	$—	$(23,604)	$214,097	4.10%	5.71%	$102,723
Total Investment Securities	$1,113,863	$371,774	$19,373	$(31,270)	$359,877	4.17%	8.40%	$144,852

	December 31, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$14,055	$14,054	$—	$(6)	$14,048	5.97%	5.97%	$—
Mezzanine	40,350	39,243	1,787	(8)	41,022	6.72%	6.18%	—
Subordinated	63,153	53,386	374	(2,265)	51,495	4.35%	6.12%	—
IO	633,530	21,246	575	(367)	21,454	1.01%	12.08%	—
Total Non-Agency RMBS	751,088	127,929	2,736	(2,646)	128,019	1.80%	6.86%	—
CMBS
Mezzanine	26,600	26,600	159	(138)	26,621	3.81%	3.81%	—
Subordinated	6,000	6,000	525	—	6,525	7.69%	7.69%	—
Total CMBS	32,600	32,600	684	(138)	33,146	4.52%	4.52%	—
ABS
Residuals	117	21,795	17,884	—	39,679	—	24.58%	—
Total ABS	117	21,795	17,884	—	39,679	—	24.58%	—
Total - AFS	$783,805	$182,324	$21,304	$(2,784)	$200,844	5.49%	9.36%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,254	$1,514	$—	$213,768	4.57%	4.88%	$—
IO	174,483	26,415	—	(9,839)	16,576	3.50%	8.48%	—
Total Non-Agency RMBS	431,290	238,669	1,514	(9,839)	230,344	4.11%	5.30%	—
Total - Consolidated SLST	$431,290	$238,669	$1,514	$(9,839)	$230,344	4.11%	5.30%	$—
Total Investment Securities	$1,215,095	$420,993	$22,818	$(12,623)	$431,188	4.90%	6.97%	$—

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Investment Securities Financing

Repurchase Agreements

In March 2020, in reaction to the market turmoil related to the COVID-19 pandemic, our investment securities repurchase agreement providers dramatically changed their risk tolerances, including reducing or eliminating availability to add or roll maturing repurchase agreements, increasing haircuts and reducing security valuations. In turn, this led to significant disruptions in our financing markets, negatively impacting the Company as well as the mortgage REIT industry, generally. In response, the Company completely eliminated its securities repurchase agreement exposure in 2020, which continued throughout 2021.

As of March 31, 2022, the Company had amounts outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities portfolio. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2022	$116,766	$144,852	$144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

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

Debt

The Company's debt as of March 31, 2022 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of March 31, 2022, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of March 31, 2022, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.53% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding. The Company redeemed the Convertible Notes at maturity for $138.0 million in January 2022. None of the Convertible Notes were converted prior to maturity.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at March 31, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,134	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,349	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,650	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	72,088	72,088
Common stock	3,812	3,794
Additional paid-in capital	2,357,910	2,356,576
Accumulated other comprehensive (loss) income	(410)	1,778
Accumulated deficit	(681,915)	(559,338)
Company's stockholders' equity	$2,217,618	$2,341,031

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

In response to the difficult conditions encountered in March and April 2020 resulting from the COVID-19 pandemic, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily through the selective disposition of assets and by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. By executing this strategy, as of March 31, 2022, we reduced our mark-to-market repurchase agreement financing by 78% from December 31, 2019 levels, which has resulted in a portfolio recourse leverage ratio for the Company of 0.4 times. Beginning in the three months ended March 31, 2022, we re-commenced the use of short term repurchase agreement financing that is subject to mark-to-market margin calls to fund a portion of our investment securities portfolio. Subject to market conditions, we intend to employ a prudent amount of leverage to conduct our business that is in excess of current leverage levels. However, in light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 to 24 months, we currently expect to pursue selective investments across the residential housing sector and consider opportunistic dispositions. We also intend to maintain a solid position in unrestricted cash and a conservative approach to leverage based on current market conditions until we believe market conditions have sufficiently improved for the reasonable and prudent use of additional leverage. At March 31, 2022, we had $303.8 million of cash and cash equivalents, $84.1 million of unencumbered investment securities (including the securities we own in Consolidated SLST), $761.4 million of unencumbered residential loans and $292.7 million of unencumbered preferred equity investments in owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of March 31, 2022, less than 1% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us. This loan represents 1.4% of our total preferred equity and mezzanine loan investment portfolio. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. More recently, during the three months ended March 31, 2022, we completed a securitization of certain performing and re-performing residential loans and a securitization of business purpose loans.
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

Cash Flows and Liquidity for the Three Months Ended March 31, 2022

During the three months ended March 31, 2022, net cash, cash equivalents and restricted cash increased by $66.2 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $38.2 million during the three months ended March 31, 2022. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, our net cash flows used in investing activities were $577.8 million, primarily as a result of purchases of residential loans, the funding of multi-family joint venture and preferred equity investments and the purchases of and capital expenditures on real estate. This was partially offset by principal repayments and refinancing of residential loans, proceeds from the sale of real estate held for sale and sales of non-Agency RMBS, repayments of investment securities and preferred equity and mezzanine loan investments and returns of capital from equity investments.

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

Cash Flows from Financing Activities

During the three months ended March 31, 2022, our cash flows provided by financing activities were $605.7 million. The main sources of cash flows from financing activities were proceeds from the issuance of residential CDOs and proceeds from repurchase agreements related to our residential loans and securities. This was partially offset by the repayment of the Convertible Notes, paydowns on CDOs and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of March 31, 2022, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with two different financial institutions. These repurchase agreements are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

As of March 31, 2022, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. We had $303.8 million in cash and cash equivalents and $84.1 million in unencumbered investment securities to meet additional haircuts or market valuation requirements, which collectively represent 267.7% of our short-term repurchase agreement financing arrangements. The unencumbered securities that we believe may be posted as margin as of March 31, 2022 included $45.4 million of non-Agency RMBS (including an IO security we own in Consolidated SLST) and $38.7 million of ABS.

At March 31, 2022, we had longer-term repurchase agreements with terms of up to two years with three third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of March 31, 2022, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $176.6 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

At March 31, 2022, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At March 31, 2022, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.1 billion. We had eight Company-sponsored securitizations with CDOs outstanding as of March 31, 2022, see Note 11 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts.

As of March 31, 2022, our Company recourse leverage ratio, which represents our total outstanding repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.5 to 1. Our overall leverage ratio does not include debt associated with CDOs or mortgages payable on real estate. As of March 31, 2022, our portfolio recourse leverage ratio, which represents our outstanding repurchase agreement financing divided by our total stockholders' equity, was approximately 0.4 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the three months ended March 31, 2022.

Share Repurchase Program

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 plan. As of March 31, 2022, no shares had been repurchased under the share repurchase program.

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

Redeemable Non-Controlling Interest

Pursuant to the operating agreement for one of our joint venture investments, subject to certain conditions, third party investors in this joint venture have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase such interests for cash. See Note 7 to our condensed consolidated financial statements included in this report for further discussion of redeemable non-controlling interest.

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

For example, we hold residential loans and RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our residential loans or RMBS because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the residential loans or RMBS. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on residential loans and RMBS. During a declining interest rate environment, the prepayment of residential loans and RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of repurchase agreements to increase relative to the amount of residential loans and RMBS, possibly resulting in a decline in our net return on residential loans and RMBS, as replacement residential loans and RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, residential loans and RMBS may prepay more slowly than expected, requiring us to finance a higher amount of residential loans and RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on residential loans and RMBS. Accordingly, each of these scenarios can negatively impact our net interest income. In addition, when we purchase residential loans at a discount to par value, and borrowers then prepay at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the residential loans.

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, interest rate caps, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. Given current market volatility, we do not currently have any hedges in place to mitigate the risk of rising interest rates.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and derivative hedging instruments, if any.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on our net interest income for the next 12 months based on our assets and liabilities as of March 31, 2022 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates (basis points)	Changes in Net Interest Income
+200	$(10,020)
+100	$(3,330)
-100	$4,228

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
Derivative financial instruments are also subject to “margin call” risk. For example, under the interest rate swaps we have utilized, typically we would pay a fixed rate to the counterparties while they would pay us a floating rate. If interest rates drop below the fixed rate we pay on an interest rate swap, we may be required to post cash margin. Given current market volatility, we do not currently have any interest rate swaps in place.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended March 31, 2022, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic created unprecedented illiquidity and volatility in the financial markets. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2022 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of March 31, 2022, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(219,487)	4.1
+100	$(110,466)	3.5
Base		3.1
-100	$111,519	2.7

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have largely subsided as of March 31, 2022, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I., Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.16
Articles Supplementary classifying and designating 2,000,000 additional shares of the Series G Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2022).

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

4.5
Form of Certificate representing the Series G Preferred Stock (Incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 23, 2021).

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

10.2	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Amendment No. 3 to Equity Distribution Agreement dated March 2, 2022, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by referenced to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2022).

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 5, 2022	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)