Form 10-Q
period 2022-06-30
NEW YORK MORTGAGE TRUST INC
filed 2022-08-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 4, 2022 was 377,723,482.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Residential loans, at fair value	$4,329,192	$3,575,601
Multi-family loans, at fair value	106,825	120,021
Investment securities available for sale, at fair value	140,506	200,844
Equity investments, at fair value	223,651	239,631
Cash and cash equivalents	407,104	289,602
Real estate, net	1,792,320	1,017,583
Other assets	299,938	215,019
Total Assets (1)	$7,299,536	$5,658,301
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,693,876	$554,259
Collateralized debt obligations ($710,233 at fair value and $1,107,091 at amortized cost, net as of June 30, 2022 and $839,419 at fair value and $682,802 at amortized cost, net as of December 31, 2021)	1,817,324	1,522,221
Convertible notes	—	137,898
Senior unsecured notes	97,039	96,704
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	1,251,059	709,356
Other liabilities	231,066	161,081
Total liabilities (1)	5,135,364	3,226,519

Commitments and Contingencies (See Note 13)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	37,101	66,392

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 and 29,500,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively, 22,284,994 shares issued and outstanding ($557,125 aggregate liquidation preference)	538,221	538,221
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 378,647,371 and 379,405,240 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,786	3,794
Additional paid-in capital	2,354,377	2,356,576
Accumulated other comprehensive (loss) income	(945)	1,778
Accumulated deficit	(802,448)	(559,338)
Company's stockholders' equity	2,092,991	2,341,031
Non-controlling interest in consolidated variable interest entities	34,080	24,359
Total equity	2,127,071	2,365,390
Total Liabilities and Equity	$7,299,536	$5,658,301

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2022 and December 31, 2021, assets of consolidated VIEs totaled $3,952,609 and $2,940,513, respectively, and the liabilities of consolidated VIEs totaled $3,141,474 and $2,235,665, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NET INTEREST INCOME:
Interest income	$68,020	$52,186	$126,521	$102,225
Interest expense	41,891	20,711	70,513	40,410
Total net interest income	26,129	31,475	56,008	61,815

NON-INTEREST (LOSS) INCOME:
Realized gains, net	2,386	4,989	6,192	12,047
Unrealized (losses) gains, net	(67,694)	23,854	(151,353)	50,020
Income from equity investments	8,100	10,607	14,153	14,006
Income from real estate	35,870	2,150	61,458	3,645
Other income	1,105	1,676	2,531	3,278
Total non-interest (loss) income	(20,233)	43,276	(67,019)	82,996

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	13,175	12,520	27,533	23,961
Expenses related to real estate	70,759	3,913	118,748	6,837
Portfolio operating expenses	12,690	6,688	22,179	11,518
Total general, administrative and operating expenses	96,624	23,121	168,460	42,316

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(90,728)	51,630	(179,471)	102,495
Income tax expense	90	15	67	81

NET (LOSS) INCOME	(90,818)	51,615	(179,538)	102,414
Net loss attributable to non-controlling interest in consolidated variable interest entities	18,922	1,625	33,792	3,034
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(71,896)	53,240	(145,746)	105,448
Preferred stock dividends	(10,493)	(10,296)	(20,986)	(20,593)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(82,389)	$42,944	$(166,732)	$84,855

Basic (loss) earnings per common share	$(0.22)	$0.11	$(0.44)	$0.22
Diluted (loss) earnings per common share	$(0.22)	$0.11	$(0.44)	$0.22
Weighted average shares outstanding-basic	381,200	379,299	380,999	379,091
Weighted average shares outstanding-diluted	381,200	381,517	380,999	381,167
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(82,389)	$42,944	$(166,732)	$84,855
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(535)	3,788	(2,723)	4,426
Reclassification adjustment for net (gain) loss included in net (loss) income	—	(213)	—	2,029
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(535)	3,575	(2,723)	6,455
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(82,924)	$46,519	$(169,455)	$91,310
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, March 31, 2022	$3,812	$538,221	$2,357,910	$(681,915)	$(410)	$2,217,618	$32,383	$2,250,001
Net loss ($(15,168) allocated to redeemable non-controlling interest)	—	—	—	(71,896)	—	(71,896)	(3,754)	(75,650)
Common stock repurchases	(28)	—	(7,513)	—	—	(7,541)	—	(7,541)
Stock based compensation expense, net	2	—	3,980	—	—	3,982	—	3,982
Dividends declared on common stock	—	—	—	(38,039)	—	(38,039)	—	(38,039)
Dividends declared on preferred stock	—	—	—	(10,493)	—	(10,493)	—	(10,493)
Dividends attributable to dividend equivalents	—	—	—	(105)	—	(105)	—	(105)
Decrease in fair value of available for sale securities	—	—	—	—	(535)	(535)	—	(535)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	5,805	5,805
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(354)	(354)
Balance, June 30, 2022	$3,786	$538,221	$2,354,377	$(802,448)	$(945)	$2,092,991	$34,080	$2,127,071

Balance, March 31, 2021	$3,793	$504,765	$2,343,912	$(547,491)	$3,874	$2,308,853	$5,498	$2,314,351
Net income (loss)	—	—	—	53,240	—	53,240	(1,625)	51,615
Stock based compensation expense, net	1	—	3,841	—	—	3,842	—	3,842
Dividends declared on common stock	—	—	—	(37,942)	—	(37,942)	—	(37,942)
Dividends declared on preferred stock	—	—	—	(10,296)	—	(10,296)	—	(10,296)
Dividends attributable to dividend equivalents	—	—	—	(111)	—	(111)	—	(111)
Reclassification adjustment for net gain included in net income	—	—	—	—	(213)	(213)	—	(213)
Increase in fair value of available for sale securities	—	—	—	—	3,788	3,788	—	3,788
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	1,335	1,335
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(10)	(10)
Balance, June 30, 2021	$3,794	$504,765	$2,347,753	$(542,600)	$7,449	$2,321,161	$5,198	$2,326,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2021	$3,794	$538,221	$2,356,576	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(27,796) allocated to redeemable non-controlling interest)	—	—	—	(145,746)	—	(145,746)	(5,996)	(151,742)
Common stock repurchases	(28)	—	(7,513)	—	—	(7,541)	—	(7,541)
Stock based compensation expense, net	20	—	5,314	—	—	5,334	—	5,334
Dividends declared on common stock	—	—	—	(76,164)	—	(76,164)	—	(76,164)
Dividends declared on preferred stock	—	—	—	(20,986)	—	(20,986)	—	(20,986)
Dividends attributable to dividend equivalents	—	—	—	(214)	—	(214)	—	(214)
Decrease in fair value of available for sale securities	—	—	—	—	(2,723)	(2,723)	—	(2,723)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(576)	(576)
Balance, June 30, 2022	$3,786	$538,221	$2,354,377	$(802,448)	$(945)	$2,092,991	$34,080	$2,127,071

Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss)	—	—	—	105,448	—	105,448	(3,034)	102,414
Stock based compensation expense, net	17	—	4,819	—	—	4,836	—	4,836
Dividends declared on common stock	—	—	—	(75,869)	—	(75,869)	—	(75,869)
Dividends declared on preferred stock	—	—	—	(20,593)	—	(20,593)	—	(20,593)
Dividends attributable to dividend equivalents	—	—	—	(318)	—	(318)	—	(318)
Reclassification adjustment for net loss included in net income	—	—	—	—	2,029	2,029	—	2,029
Increase in fair value of available for sale securities	—	—	—	—	4,426	4,426	—	4,426
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	1,874	1,874
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(13)	(13)
Balance, June 30, 2021	$3,794	$504,765	$2,347,753	$(542,600)	$7,449	$2,321,161	$5,198	$2,326,359
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(179,538)	$102,414
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization	12,833	17,747
Depreciation and amortization expense related to operating real estate	87,981	4,277
Realized gains, net	(6,192)	(12,047)
Unrealized losses (gains), net	151,353	(50,020)
Gain on sale of real estate	(373)	—
Loss on extinguishment of mortgages payable on real estate	603	—
Income from preferred equity, mezzanine loan and equity investments	(22,374)	(24,564)
Distributions of income from preferred equity, mezzanine loan and equity investments	27,098	30,676
Stock based compensation expense, net	5,334	4,836
Changes in operating assets and liabilities	1,474	472
Net cash provided by operating activities	78,199	73,791

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	24,374	115,398
Principal paydowns received on investment securities	24,106	30,541
Purchases of investment securities	—	(24,926)
Principal repayments received on residential loans	678,617	441,433
Proceeds from sales of residential loans	—	17,944
Purchases of residential loans	(1,570,452)	(604,663)
Principal repayments received on preferred equity and mezzanine loan investments	12,950	35,500
Return of capital from equity investments	30,250	50,275
Funding of preferred equity, mezzanine loan and equity investments	(19,191)	(320)
Funding of joint venture investments in Consolidated VIEs	(177,570)	(22,400)
Net proceeds from sale of real estate	52,207	4,188
Cash received from initial consolidation of VIEs	6,897	2,723
Purchases of and capital expenditures on real estate	(173,539)	(2,727)
Purchases of other assets	(83)	(44)
Net cash (used in) provided by investing activities	(1,111,434)	42,922

Cash Flows from Financing Activities:
Net proceeds received from (payments made on) repurchase agreements	1,138,474	(66,141)
Proceeds from issuance of senior unsecured notes, net	—	96,267
Proceeds from issuance of collateralized debt obligations, net	508,819	178,352
Repayment of convertible notes	(138,000)	—
Repurchases of common stock	(7,541)	—
Dividends paid on common stock and dividend equivalents	(76,249)	(75,735)
Dividends paid on preferred stock	(20,417)	(20,593)
Distributions to non-controlling interest in Consolidated VIEs	(2,386)	(13)
Payments made on and extinguishment of collateralized debt obligations	(86,429)	(64,542)
Payments made on Consolidated SLST CDOs	(71,654)	(68,314)
Net proceeds received from mortgages payable on real estate	2,475	—
Net cash provided by (used in) financing activities	1,247,092	(20,719)

Net Increase in Cash, Cash Equivalents and Restricted Cash	213,857	95,994
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	337,861	304,490
Cash, Cash Equivalents and Restricted Cash - End of Period	$551,718	$400,484

Supplemental Disclosure:
Cash paid for interest	$60,711	$35,194
Cash paid for income taxes	$112	$6

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$664,437	$73,513
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$518,229	$61,831
Transfer from residential loans to real estate owned	$1,855	$2,674

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,533	$37,942
Dividends declared on preferred stock to be paid in subsequent period	$10,493	$10,296

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$407,104	$324,927
Restricted cash included in other assets	144,614	75,557
Total cash, cash equivalents, and restricted cash	$551,718	$400,484
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, the Company's residential loans held in securitization trusts and a non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2022, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, the accompanying condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Summary of Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the "discounting transition" (i.e., changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates). The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The amendments in ASU 2021-01 were effective immediately and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis for eligible contract modifications through December 31, 2022. The Company continues to evaluate the impact of ASU 2020-04 and ASU 2021-01 on its financing transactions that are subject to LIBOR and may apply elections, as applicable, as the expected market transition from IBORs to alternative reference rates continues to develop.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022				December 31, 2021
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$2,262,439	$1,000,120	$1,232,355	$4,494,914	$1,682,138	$1,071,228	$776,438	$3,529,804
(Discount)/premium	(34,778)	(4,551)	(50,754)	(90,083)	(44,256)	(2,998)	(37,011)	(84,265)
Unrealized (losses) gains	(34,342)	(74,791)	33,494	(75,639)	65,408	2,652	62,002	130,062
Carrying value	$2,193,319	$920,778	$1,215,095	$4,329,192	$1,703,290	$1,070,882	$801,429	$3,575,601

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of June 30, 2022 and December 31, 2021 (see Note 10).
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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(30,078)	$(10,798)	$(34,883)	$1,009	$6,471	$4,893

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(55,602)	$(77,443)	$(72,657)	$7,435	$(18,872)	$17,143

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

The Company recognized $3.2 million and $7.1 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2022, respectively. The Company recognized $4.9 million and $8.3 million of net realized gains on the payoff of residential loans, at fair value for the three and six months ended June 30, 2021, respectively. The Company also recognized $0.3 million and $0.5 million of net realized gains on the sale of residential loans, at fair value for the three and six months ended June 30, 2021, respectively. The Company did not sell any residential loans during the three and six months ended June 30, 2022.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2022 and December 31, 2021, respectively, are as follows:

	June 30, 2022			December 31, 2021
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	21.9%	10.5%	23.8%	21.7%	10.5%	22.0%
Florida	11.2%	10.4%	10.1%	10.4%	10.5%	8.9%
New York	8.8%	9.7%	7.5%	8.8%	9.8%	9.2%
Texas	7.5%	4.0%	5.4%	7.4%	4.0%	4.3%
New Jersey	6.9%	7.5%	4.7%	5.9%	7.3%	6.4%
Washington	5.4%	1.8%	3.2%	4.4%	1.9%	3.2%
Illinois	2.9%	7.2%	2.4%	2.7%	7.1%	2.3%
Massachusetts	2.4%	2.7%	7.5%	4.6%	2.7%	5.6%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2022	$115,696	$123,559	$10,588	$11,219
December 31, 2021	92,990	102,981	17,102	17,716

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $138.6 million and $135.9 million were 90 days or more delinquent as of June 30, 2022 and December 31, 2021, respectively.

4.Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Investment amount	$105,399	$118,307
Deferred loan fees, net	(517)	(672)
Unrealized gains, net	1,943	2,386
Total, at Fair Value	$106,825	$120,021

For the three and six months ended June 30, 2022, the Company recognized $11.9 thousand in net unrealized gains and $0.4 million in net unrealized losses on preferred equity and mezzanine loan investments included in multi-family loans, respectively. For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.3 million in net unrealized gains on preferred equity and mezzanine loan investments included in multi-family loans, respectively.
For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $1.0 million in premiums resulting from early redemption of preferred equity and mezzanine loans included in multi-family loans, respectively. For the three and six months ended June 30, 2021, the Company recognized $1.5 million and $2.0 million in premiums resulting from early redemption of preferred equity and mezzanine loans included in multi-family loans, respectively. Premiums resulting from early redemption of preferred equity and mezzanine loans accounted for as multi-family loans are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022		December 31, 2021
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,370	$3,363	$3,972	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of June 30, 2022 and December 31, 2021, respectively, are as follows:

	June 30, 2022	December 31, 2021
Texas	25.1%	28.3%
Florida	13.9%	12.2%
Tennessee	12.7%	11.0%
Georgia	8.5%	7.4%
Ohio	8.1%	7.2%
Louisiana	6.3%	5.8%
Alabama	5.8%	5.0%
North Carolina	5.0%	7.0%

5.Investment Securities Available for Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022				December 31, 2021
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Non-Agency RMBS	$50,307	$7,009	$(7,076)	$50,240	$100,186	$949	$(2,636)	$98,499
CMBS	32,600	—	(2,504)	30,096	32,600	684	(138)	33,146
ABS	19,371	16,217	—	35,588	21,795	17,884	—	39,679
Total investment securities available for sale - fair value option	102,278	23,226	(9,580)	115,924	154,581	19,517	(2,774)	171,324

CECL Securities
Non-Agency RMBS	25,526	—	(944)	24,582	27,743	1,787	(10)	29,520
Total investment securities available for sale - CECL Securities	25,526	—	(944)	24,582	27,743	1,787	(10)	29,520
Total	$127,804	$23,226	$(10,524)	$140,506	$182,324	$21,304	$(2,784)	$200,844

Accrued interest receivable for investment securities available for sale in the amount of $0.4 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and six months ended June 30, 2022, the Company recognized $1.5 million in net unrealized gains and $3.1 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively. For the three and six months ended June 30, 2021, the Company recognized $8.0 million and $6.1 million in net unrealized gains on investment securities available for sale accounted for under the fair value option, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended June 30, 2022. The following tables summarize our investment securities sold during the three months ended June 30, 2021 and the six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
CMBS	$3,770	$392	$—	$392
Total	$3,770	$392	$—	$392

	Six Months Ended June 30, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
Total	$24,374	$374	$—	$374

	Six Months Ended June 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$72,083	$12	$(833)	$(821)
CMBS	43,315	5,587	—	5,587
Total	$115,398	$5,599	$(833)	$4,766

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 37 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2022 and December 31, 2021, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.0 years and 5.8 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

Weighted Average Life	June 30, 2022	December 31, 2021
0 to 5 years	$68,455	$144,266
Over 5 to 10 years	58,419	39,306
10+ years	13,632	17,272
Total	$140,506	$200,844

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three and six months ended June 30, 2022 and 2021.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

June 30, 2022	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$24,540	$(938)	$42	$(6)	$24,582	$(944)
Total	$24,540	$(938)	$42	$(6)	$24,582	$(944)

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$2,300	$(3)	$48	$(7)	$2,348	$(10)
Total	$2,300	$(3)	$48	$(7)	$2,348	$(10)

At June 30, 2022, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

The following table presents the Company's equity investments as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022		December 31, 2021
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Somerset Deerfield Investor, LLC	45%	$20,586	45%	$19,965
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	6,047	43%	5,725
1122 Chicago DE, LLC	53%	7,998	53%	7,723
Bighaus, LLC	42%	15,987	42%	15,471
FF/RMI 20 Midtown, LLC	51%	26,403	51%	25,499
Lurin-RMI, LLC	38%	10,985	38%	9,548
Palms at Cape Coral, LLC	34%	5,338	34%	5,175
America Walks at Port St. Lucie, LLC	62%	30,367	62%	30,383
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	17,814	57%	17,213
Lucie at Tradition Holdings, LLC	70%	17,271	70%	16,597
Syracuse Apartments and Townhomes, LLC	58%	19,987	—	—
DCP Gold Creek, LLC	—	—	44%	6,686
Rigsbee Ave Holdings, LLC	—	—	56%	11,331
Walnut Creek Properties Holdings, L.L.C.	—	—	36%	9,482
Total - Multi-Family Preferred Equity Ownership Interests		178,783		180,798

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	3,982	70%	3,770
GWR Gateway Partners, LLC	70%	7,008	70%	6,670
Total - Joint Venture Equity Investments in Multi-Family Properties		10,990		10,440

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (1)	11%	2,878	11%	19,143
Constructive Loans, LLC (2)	—	31,000	—	29,250
Total - Single-Family Equity Ownership Interests		33,878		48,393
Total		$223,651		$239,631

(1)The Company's equity investment was partially redeemed, subject to holdbacks, as a result of a sale transaction initiated by the general partner during the six months ended June 30, 2022.
(2)The Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. The Company purchased $82.1 million and $252.3 million of residential loans from the entity during the three and six months ended June 30, 2022, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and six months ended June 30, 2022 includes $0.3 million and $0.4 million of net unrealized gains, respectively. Income from these investments during the three and six months ended June 30, 2021 includes $0.8 million and $0.9 million of net unrealized gains, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2022	2021	2022	2021
Somerset Deerfield Investor, LLC	$596	$675	$1,183	$1,141
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	163	174	322	298
DCP Gold Creek, LLC	(599)	197	254	400
1122 Chicago DE, LLC	241	225	478	446
Bighaus, LLC	472	443	937	879
FF/RMI 20 Midtown, LLC	812	758	1,610	1,504
Lurin-RMI, LLC	1,520	235	1,800	470
Palms at Cape Coral, LLC	158	—	313	—
America Walks at Port St. Lucie, LLC	902	—	1,804	—
EHOF-NYMT Sunset Apartments Preferred, LLC	559	—	1,108	—
Lucie at Tradition Holdings, LLC	614	—	1,215	—
Syracuse Apartments and Townhomes, LLC	591	—	1,107	—
Rigsbee Ave Holdings, LLC	—	896	(174)	1,215
Walnut Creek Properties Holdings, L.L.C.	—	263	(153)	541
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	—	357	—	704
Audubon Mezzanine Holdings, L.L.C. (Series A)	—	357	—	721
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	—	240	—	419
Towers Property Holdings, LLC	—	361	—	740
Mansions Property Holdings, LLC	—	348	—	713
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	—	131	—	266
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	—	302	—	616
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	—	374	—	762
Total Income - Multi-Family Preferred Equity Ownership Interests	$6,029	$6,336	$11,804	$11,835

For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.5 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income from these investments for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2022	2021	2022	2021
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (1)	$22	$998	$50	$2,186
Constructive Loans, LLC (2)	1,750	—	1,750	—
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (3)	—	3,273	—	(15)
Total Income - Single-Family Equity Ownership Interests	$1,772	$4,271	$1,800	$2,171

Joint Venture Equity Investments in Multi-Family Properties (4)
GWR Cedars Partners, LLC	$111	$—	$211	$—
GWR Gateway Partners, LLC	188	—	338	—
Total Income - Joint Venture Equity Investments in Multi-Family Properties	$299	$—	$549	$—

(1)The Company's equity investment was partially redeemed during the six months ended June 30, 2022.
(2)Includes net unrealized gain of $1.8 million for the three and six months ended June 30, 2022.
(3)The Company's equity investment was redeemed during the year ended December 31, 2021.
(4)Includes net unrealized gain of $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of June 30, 2022 and December 31, 2021. During the six months ended June 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million at the time of redemption and returned the assets held by the trust to the Company.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of June 30, 2022 and December 31, 2021, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 11). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

The Company does not have any claims to the assets or obligations for the liabilities of Consolidated SLST, other than those securities owned by the Company as of June 30, 2022 and December 31, 2021 with a fair value of $208.6 million and $230.3 million, respectively (see Note 14). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of June 30, 2022 and December 31, 2021.

Consolidated Real Estate VIEs

The Company invests in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, income and expenses of these VIEs in the accompanying condensed consolidated financial statements with non-controlling interests or redeemable non-controlling interests for the third-party ownership of the joint ventures' membership interests. Additionally, during the six months ended June 30, 2022, a Consolidated VIE purchased two multi-family apartment communities. The Company accounted for the initial consolidation of the joint venture investments and the real estate acquisitions by a Consolidated VIE in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the three and six months ended June 30, 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash	$1,474	$973	$8,576	$2,723
Operating real estate (1)	202,220	42,050	730,988	73,513
Lease intangibles (2)	14,431	3,320	41,892	4,964
Other assets	2,706	3,851	8,836	5,695
Total assets	220,831	50,194	790,292	86,895

Mortgages payable on real estate, net	156,494	36,057	566,250	61,831
Other liabilities	1,482	652	4,662	797
Total liabilities	157,976	36,709	570,912	62,628

Non-controlling interest (3)	5,805	1,335	16,293	1,874
Net assets consolidated	$57,050	$12,150	$203,087	$22,393

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of June 30, 2022 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$38,233	$38,233
Residential loans, at fair value	1,215,095	920,778	—	2,135,873
Real estate, net held in Consolidated VIEs (1)	—	—	1,649,472	1,649,472
Other assets	77,630	3,314	48,087	129,031
Total assets	$1,292,725	$924,092	$1,735,792	$3,952,609

Collateralized debt obligations ($1,107,091 at amortized cost, net and $710,233 at fair value)	$1,107,091	$710,233	$—	$1,817,324
Mortgages payable on real estate, net in Consolidated VIEs (2)	—	—	1,251,059	1,251,059
Other liabilities	43,477	3,859	25,755	73,091
Total liabilities	$1,150,568	$714,092	$1,276,814	$3,141,474
Redeemable non-controlling interest in Consolidated VIEs (3)	$—	$—	$37,101	$37,101
Non-controlling interest in Consolidated VIEs (4)	$—	$—	$34,080	$34,080
Net investment (5)	$142,157	$210,000	$387,797	$739,954

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended June 30,
	2022			2021
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$9,254	$—	$9,254	$10,479	$—	$10,479
Interest expense	6,208	13,148	19,356	7,151	430	7,581
Total net interest income (expense)	3,046	(13,148)	(10,102)	3,328	(430)	2,898

Unrealized (losses) gains, net	(4,275)	—	(4,275)	9,793	—	9,793
Income from real estate	—	34,409	34,409	—	2,150	2,150
Total non-interest (loss) income	(4,275)	34,409	30,134	9,793	2,150	11,943

Expenses related to real estate (1)	—	68,337	68,337	—	3,913	3,913

Net (loss) income	(1,229)	(47,076)	(48,305)	13,121	(2,193)	10,928
Net loss attributable to non-controlling interest in Consolidated VIEs	—	18,922	18,922	—	1,625	1,625
Net (loss) income attributable to Company	$(1,229)	$(28,154)	$(29,383)	$13,121	$(568)	$12,553

(1)See Note 8 for depreciation and amortization expenses related to operating real estate.

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Six Months Ended June 30,
	2022			2021
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$18,635	$—	$18,635	$20,797	$—	$20,797
Interest expense	12,186	19,983	32,169	14,254	740	14,994
Total net interest income (expense)	6,449	(19,983)	(13,534)	6,543	(740)	5,803

Unrealized (losses) gains, net	(19,555)	—	(19,555)	19,018	—	19,018
Income from real estate	—	58,047	58,047	—	3,645	3,645
Total non-interest (loss) income	(19,555)	58,047	38,492	19,018	3,645	22,663

Expenses related to real estate (1)	—	114,783	114,783	—	6,837	6,837

Net (loss) income	(13,106)	(76,719)	(89,825)	25,561	(3,932)	21,629
Net loss attributable to non-controlling interest in Consolidated VIEs	—	33,792	33,792	—	3,034	3,034
Net (loss) income attributable to Company	$(13,106)	$(42,927)	$(56,033)	$25,561	$(898)	$24,663

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and six months ended June 30, 2022 (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning balance	$53,361	$66,392
Contributions	41	315
Distributions	(1,133)	(1,810)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(15,168)	(27,796)
Ending balance	$37,101	$37,101

Unconsolidated VIEs

As of June 30, 2022 and December 31, 2021, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2022 and December 31, 2021, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$35,588	$—	$35,588
Non-Agency RMBS	—	31,978	—	31,978
Preferred equity investments in multi-family properties	106,825	—	178,783	285,608
Joint venture equity investments in multi-family properties	—	—	10,990	10,990
Equity investments in entities that invest in residential properties	—	—	2,878	2,878
Maximum exposure	$106,825	$67,566	$192,651	$367,042

	December 31, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$39,679	$—	$39,679
Non-Agency RMBS	—	30,924	—	30,924
Preferred equity investments in multi-family properties	120,021	—	180,798	300,819
Joint venture equity investments in multi-family properties	—	—	10,440	10,440
Equity investments in entities that invest in residential properties	—	—	19,143	19,143
Maximum exposure	$120,021	$70,603	$210,381	$401,005

8.Real Estate, Net

The following is a summary of real estate, net, collectively, as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Land	$218,223	$111,182
Building and improvements	1,524,023	835,635
Furniture, fixture and equipment	46,491	23,546
Operating real estate	$1,788,737	$970,363
Accumulated depreciation	(27,332)	(3,890)
Operating real estate, net	$1,761,405	$966,473
Real estate held for sale, net (1)	$30,915	$51,110
Real estate, net	$1,792,320	$1,017,583

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.

Multi-family Apartment Properties

As of June 30, 2022 and December 31, 2021, the Company invested in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7). In June 2022, the Company determined that the multi-family apartment community owned by one of the joint venture investments met the criteria to be classified as held for sale, transferred the property held by the joint venture from operating real estate to real estate held for sale and recognized no loss.

As of June 30, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements. In July 2021, the VIE redeemed its non-controlling interest, which caused the entity to no longer meet the criteria for being characterized as a VIE and became a wholly-owned subsidiary of the Company (see Note 7). In November 2021, the Company determined that the multi-family apartment community owned by the wholly-owned subsidiary met the criteria to be classified as held for sale, transferred the property held by the wholly-owned subsidiary from operating real estate to real estate held for sale and recognized a $0.2 million loss. In March 2022, the entity completed the sale of its multi-family apartment community for approximately $52.0 million, subject to certain prorations and adjustments typical in such real estate transactions, repaid the related mortgage payable in the amount of approximately $37.0 million and redeemed the Company's preferred equity investment. The sale generated a net gain of approximately $0.4 million and a loss on extinguishment of debt of approximately $0.6 million, both of which are included in other income on the accompanying condensed consolidated statements of operations.

The multi-family apartment communities lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of June 30, 2022 and December 31, 2021, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. The following table presents the components of lease intangibles, net as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Lease intangibles	$92,216	$51,969
Accumulated amortization	(73,292)	(12,200)
Lease intangibles, net	$18,924	$39,769

Real Estate Income and Expenses

Rental income and other income derived from real estate are included in income from real estate in the accompanying condensed consolidated statements of operations. Depreciation and amortization expenses related to operating real estate and other expenses incurred on real estate are included in expenses related to real estate on the accompanying condensed consolidated statements of operations. The following table presents the components of income from real estate and expenses related to real estate for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Rental income	$32,137	$2,078	$55,425	$3,567
Other income	3,733	72	6,033	78
Total income from real estate	$35,870	$2,150	$61,458	$3,645

Interest expense, mortgages payable on real estate (1)	$13,151	$430	$20,308	$740

Depreciation expense on operating real estate	$15,132	$838	$25,244	$1,519
Amortization of lease intangibles related to operating real estate	37,262	1,516	62,737	2,758
Other expenses	18,365	1,559	30,767	2,560
Total expenses related to real estate	$70,759	$3,913	$118,748	$6,837
(1)Included in interest expense in the accompanying condensed consolidated statements of operations.

9.Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Restricted cash (1)	$144,614	$48,259
Accrued interest receivable	38,136	26,688
Other assets in consolidated multi-family properties	25,160	21,668
Collections receivable from residential loan servicers	20,624	28,634
Lease intangibles, net in consolidated multi-family properties	18,924	39,769
Recoverable advances on residential loans	13,444	14,143
Other receivables	12,943	14,507
Operating lease right-of-use assets	8,429	9,011
Deferred tax assets	5,324	6,282
Real estate owned	2,552	2,055
Other	9,788	4,003
Total	$299,938	$215,019

(1)Restricted cash represents cash held by third parties, including cash held by the Company's securitization trusts and consolidated multi-family properties.

Other Liabilities

The following table presents the components of the Company's other liabilities as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Advanced remittances from residential loan servicers	$94,377	$16,603
Dividends and dividend equivalents payable	49,026	48,328
Accrued expenses and other liabilities in consolidated multi-family properties	25,755	22,583
Accrued expenses	13,887	13,408
Deferred revenue	11,507	13,019
Unfunded commitments for residential loans	9,663	21,364
Operating lease liabilities	8,994	9,584
Accrued interest payable	8,604	9,051
Deferred tax liabilities	5,558	6,681
Other	3,695	460
Total	$231,066	$161,081

10.Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	June 30, 2022	December 31, 2021
Residential loans	$1,564,545	$554,259
Investment securities	129,331	—
Total carrying value	$1,693,876	$554,259

As of June 30, 2022, the Company's only repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Credit Suisse at 6.23%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of June 30, 2022, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of June 30, 2022, the Company had $368.9 million included in cash and cash equivalents and $88.3 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at June 30, 2022 (dollar amounts in thousands):

Unencumbered Securities	June 30, 2022
Non-Agency RMBS (1)	$52,672
CMBS	—
ABS	35,588
Total	$88,260
(1)Includes IOs in Consolidated SLST with a fair value of $19.7 million as of June 30, 2022.

Residential Loans

The Company has repurchase agreements with four financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
June 30, 2022	$2,140,048	$1,566,926	$(2,381)	$1,564,545	$1,887,742	3.81%	14.51
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $755.6 million, a weighted average rate of 4.01%, and weighted average months to maturity of 20.23 months as of June 30, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with two of the counterparties with an aggregate outstanding balance of $811.4 million as of June 30, 2022 are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

As of June 30, 2022, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of June 30, 2022 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST). These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of June 30, 2022, the Company had amounts outstanding under repurchase agreements with two counterparties. As of December 31, 2021, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2022 (dollar amounts in thousands):

	June 30, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged

Non-Agency RMBS (1) (2)	$113,650	$233,407	$263,768
CMBS	15,681	30,096	32,600
Balance at end of the period	$129,331	$263,503	$296,368

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $188.9 million as of June 30, 2022.
(2)Collateral pledged includes restricted cash posted as margin in the amount of $2.7 million.

As of June 30, 2022, the average days to maturity for repurchase agreements secured by investment securities was 11 days and the weighted average interest rate was 2.84%. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2022 amounted to $0.2 million and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2022 (dollar amounts in thousands):

Contractual Maturity	June 30, 2022
Within 30 days	$129,331
Over 30 day to 90 days	—
Over 90 days	—
Total	$129,331

As of June 30, 2022, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 51.7% that implies an average "haircut" of 48.3%. As of June 30, 2022, the weighted average “haircut” related to our repurchase agreement financing for our non-Agency RMBS and CMBS was approximately 48.7% and 45.0%, respectively.

11.Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$742,601	$710,233	2.75%	2059
Residential loan securitizations	1,112,421	1,107,091	2.77%	2026 - 2061
Total collateralized debt obligations	$1,855,022	$1,817,324

	December 31, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$814,256	$839,419	2.75%	2059
Residential loan securitizations	686,122	682,802	2.43%	2026 - 2061
Total collateralized debt obligations	$1,500,378	$1,522,221

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 14).

The Company's collateralized debt obligations as of June 30, 2022 had stated maturities as follows:

Year ending December 31,	Total
2022	$—
2023	—
2024	—
2025	—
2026	180,000
2027	225,000
Thereafter	1,450,022
Total	$1,855,022

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

The following table presents interest expense from the Convertible Notes for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$2,156	$335	$4,312
Amortization of underwriter's discount and deferred charges	—	632	103	1,260
Total	$—	$2,788	$438	$5,572

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

As of June 30, 2022, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $3.0 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that are structurally subordinated in right of payment to the Company's subordinated debentures.

As of June 30, 2022, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of June 30, 2022 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 4, 2022, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of June 30, 2022 and December 31, 2021, the Company invested in joint venture investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

As of June 30, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company (see Note 7). In March 2022, the entity completed the sale of this multi-family apartment community and redeemed the Company's preferred equity investment. In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $37.0 million and recorded a loss on extinguishment of debt of approximately $0.6 million, which is included in other income on the accompanying condensed consolidated statements of operations.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net	Stated Maturity	Weighted Average Interest Rate (1)
June 30, 2022	$1,354,367	$1,272,515	$(21,456)	$1,251,059	2024 - 2032	4.00%
December 31, 2021	745,915	718,717	(9,361)	709,356	2024 - 2031	3.56%

(1)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.

Debt Maturities

As of June 30, 2022, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2022	$—
2023	—
2024	294,814
2025	535,240
2026	133,772
2027	—
Thereafter	453,689
$1,417,515

13.    Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of June 30, 2022, no contingencies have been recorded on our condensed consolidated balance sheets as a result of the COVID-19 pandemic; however, as the global pandemic and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2022, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$2,193,319	$2,193,319	$—	$—	$1,703,290	$1,703,290
Consolidated SLST	—	—	920,778	920,778	—	—	1,070,882	1,070,882
Residential loans held in securitization trusts	—	—	1,215,095	1,215,095	—	—	801,429	801,429
Multi-family loans	—	—	106,825	106,825	—	—	120,021	120,021
Investment securities available for sale:
Non-Agency RMBS	—	74,822	—	74,822	—	128,019	—	128,019
CMBS	—	30,096	—	30,096	—	33,146	—	33,146
ABS	—	35,588	—	35,588	—	39,679	—	39,679
Equity investments	—	—	223,651	223,651	—	—	239,631	239,631
Total	$—	$140,506	$4,659,668	$4,800,174	$—	$200,844	$3,935,253	$4,136,097
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$710,233	$710,233	$—	$—	$839,419	$839,419
Total	$—	$—	$710,233	$710,233	$—	$—	$839,419	$839,419

The following tables detail changes in valuation for the Level 3 assets for the six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,703,290	$1,070,882	$801,429	$120,021	$239,631	$3,935,253
Total (losses)/gains (realized/unrealized)
Included in earnings	(52,976)	(79,292)	(65,935)	6,298	15,633	(176,272)
Transfers out (1)	(875)	—	(980)	—	—	(1,855)
Transfer to securitization trust, net (2)	(676,560)	—	676,560	—	—	—
Funding/Contributions	—	—	—	—	19,191	19,191
Paydowns/Distributions	(293,564)	(70,812)	(237,712)	(19,494)	(50,804)	(672,386)
Sales	—	—	—	—	—	—
Purchases	1,514,004	—	41,733	—	—	1,555,737
Balance at the end of period	$2,193,319	$920,778	$1,215,095	$106,825	$223,651	$4,659,668

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the six months ended June 30, 2022, the Company completed two securitizations of certain performing, re-performing and business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

	Six Months Ended June 30, 2021
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,090,930	$1,266,785	$691,451	$163,593	$259,095	$3,471,854
Total gains/(losses) (realized/unrealized)
Included in earnings	14,494	(21,788)	21,105	10,853	14,006	38,670
Transfers out (1)	(1,259)	—	(1,415)	—	—	(2,674)
Transfer to securitization trust, net (2)	(160,623)	—	160,623	—	—	—
Funding/Contributions	—	—	—	—	320	320
Paydowns/Distributions	(306,209)	(68,458)	(70,025)	(47,727)	(68,724)	(561,143)
Sales	(15,568)	—	(2,376)	—	—	(17,944)
Purchases	605,076	—	—	—	—	605,076
Balance at the end of period	$1,226,841	$1,176,539	$799,363	$126,719	$204,697	$3,534,159

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the six months ended June 30, 2021, the Company completed a securitization of certain business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2022	2021
	Consolidated SLST CDOs
Balance at beginning of period	$839,419	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(57,532)	(37,931)
Paydowns	(71,654)	(68,314)
Balance at the end of period	$710,233	$948,090

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

June 30, 2022	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$3,318,357	Discounted cash flow	Lifetime CPR	4.8%	—	-	46.2%
			Lifetime CDR	0.4%	—	-	21.5%
			Loss severity	6.7%	—	-	96.5%
			Yield	6.0%	4.6%	-	64.9%

	$90,057	Liquidation model	Annual home price appreciation	1.0%	—	-	27.8%
			Liquidation timeline (months)	26	9	-	50
			Property value	$801,412	$17,000	-	$4,300,000
			Yield	7.8%	7.5%	-	29.6%

Consolidated SLST (3)	$920,778		Liability price	N/A

Total	$4,329,192

Multi-family loans (1)	$106,825	Discounted cash flow	Discount rate	11.3%	10.0%	-	19.5%
			Months to assumed redemption	36	3	-	57
			Loss severity	—

Equity investments (1) (2)	$189,773	Discounted cash flow	Discount rate	12.5%	11.0%	-	15.4%
			Months to assumed redemption	24	1	-	51
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$710,233	Discounted cash flow	Yield	4.6%	3.7%	-	10.0%
			Collateral prepayment rate	8.0%	3.0%	-	9.7%
			Collateral default rate	1.7%	—	-	9.4%
			Loss severity	16.6%	—	-	19.5%

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
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At June 30, 2022, the fair value of investment securities we own in Consolidated SLST amounts to $208.6 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2022 and 2021, respectively, for our Level 3 assets and liabilities held as of June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assets
Residential loans:
Residential loans (1)	$(29,826)	$3,752	$(55,058)	$12,192
Consolidated SLST (1)	(10,798)	6,471	(77,443)	(18,872)
Residential loans held in securitization trusts (1)	(33,262)	6,030	(64,729)	18,611
Multi-family loans (1)	181	460	358	665
Equity investments (2)	3,139	805	3,593	927
Liabilities
Consolidated SLST CDOs (1)	6,523	3,322	57,889	37,890

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$407,104	$407,104	$289,602	$289,602
Residential loans	Level 3	4,329,192	4,329,192	3,575,601	3,575,601
Multi-family loans	Level 3	106,825	106,825	120,021	120,021
Investment securities available for sale	Level 2	140,506	140,506	200,844	200,844
Equity investments	Level 3	223,651	223,651	239,631	239,631
Financial Liabilities:
Repurchase agreements	Level 2	1,693,876	1,693,876	554,259	554,259
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,107,091	1,050,939	682,802	686,027
Consolidated SLST	Level 3	710,233	710,233	839,419	839,419
Subordinated debentures	Level 3	45,000	38,674	45,000	44,388
Convertible notes	Level 2	—	—	137,898	138,011
Senior unsecured notes	Level 2	97,039	89,489	96,704	102,215
Mortgages payable on real estate	Level 3	1,251,059	1,227,040	709,356	712,112

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

15.    Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,284,994 shares issued and outstanding as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

June 30, 2022

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2021 through June 30, 2022:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock (1)	Series C Preferred Stock(1)	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock		Series G Preferred Stock
June 17, 2022	July 1, 2022	July 15, 2022	$—	$—	$0.50	$0.4921875	$0.4296875		$0.43750
March 14, 2022	April 1, 2022	April 15, 2022	—	—	0.50	0.4921875	0.4296875		0.43750
December 13, 2021	January 1, 2022	January 15, 2022	—	—	0.50	0.4921875	0.4296875		0.24792	(2)
September 13, 2021	October 1, 2021	October 15, 2021	0.484375	—	0.50	0.4921875	0.4679000	(3)	—
June 14, 2021	July 1, 2021	July 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—

(1)The Company redeemed all outstanding shares of its Series B Preferred Stock and Series C Preferred Stock in December 2021 and July 2021, respectively.
(2)Cash dividend for the short initial dividend period that began on November 24, 2021 and ended January 14, 2022.
(3)Cash dividend for the long initial dividend period that began on July 7, 2021 and ended on October 14, 2021.

(c) Common Stock

The Company had 800,000,000 authorized shares of common stock, par value $0.01 per share, with 378,647,371 and 379,405,240 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. During the three and six months ended June 30, 2022, the Company repurchased 2,794,824 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $7.5 million, net of fees and commissions paid to the broker of approximately $0.03 million, representing an average repurchase price of $2.69 per common share. As of June 30, 2022, $192.5 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2021 and ended June 30, 2022:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	$0.10
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.10
Fourth Quarter 2021	December 13, 2021	December 27, 2021	January 25, 2022	0.10
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	0.10
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.10
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.10

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

The Common Equity Distribution Agreement replaced the Company's prior equity distribution agreement with a sales agent dated as of August 10, 2017, as amended on September 10, 2018 (collectively, the "Prior Equity Distribution Agreement"), pursuant to which approximately $72.5 million of aggregate value of the Company's common stock remained available for issuance prior to termination.

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the six months ended June 30, 2022 and the three and six months ended June 30, 2021, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted (loss) earnings per common share.

During the three and six months ended June 30, 2022, the PSUs and RSUs awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three and six months ended June 30, 2021, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(71,896)	$53,240	$(145,746)	$105,448
Less: Preferred Stock dividends	(10,493)	(10,296)	(20,986)	(20,593)
Net (loss) income attributable to Company's common stockholders	$(82,389)	$42,944	$(166,732)	$84,855
Basic weighted average common shares outstanding	381,200	379,299	380,999	379,091
Basic (Loss) Earnings per Common Share	$(0.22)	$0.11	$(0.44)	$0.22

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(71,896)	$53,240	$(145,746)	$105,448
Less: Preferred Stock dividends	(10,493)	(10,296)	(20,986)	(20,593)
Net (loss) income attributable to Company's common stockholders	$(82,389)	$42,944	$(166,732)	$84,855
Weighted average common shares outstanding	381,200	379,299	380,999	379,091
Net effect of assumed PSUs vested	—	2,003	—	1,931
Net effect of assumed RSUs vested	—	215	—	145
Diluted weighted average common shares outstanding	381,200	381,517	380,999	381,167
Diluted (Loss) Earnings per Common Share	$(0.22)	$0.11	$(0.44)	$0.22

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

Of the common stock authorized at June 30, 2022, 28,758,269 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 919,019 shares under the 2017 Plan as of June 30, 2022. The Company’s employees have been issued 3,847,231 shares of restricted stock under the 2017 Plan as of June 30, 2022. At June 30, 2022, there were 2,181,985 shares of non-vested restricted stock outstanding, 6,233,373 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,054,880 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and six months ended June 30, 2022, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.1 million and $2.3 million, respectively. During the three and six months ended June 30, 2021, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.2 million and $2.3 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the six months ended June 30, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,909,107	$5.05	1,603,766	$6.27
Granted	1,217,671	3.59	939,446	3.82
Vested	(884,959)	5.49	(621,438)	5.41
Forfeited	(59,834)	3.96	(19,430)	3.26
Non-vested shares as of June 30	2,181,985	$4.08	1,902,344	$5.09
Restricted stock granted during the period	1,217,671	$3.59	939,446	$3.82

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2022 and 2021, the Company had unrecognized compensation expense of $6.9 million and $7.2 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at June 30, 2022 is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted shares vested during the six months ended June 30, 2022 and 2021 was approximately $3.2 million and $2.5 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the six months ended June 30, 2022 and 2021, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the six months ended June 30, 2022 and 2021 include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	3,376,740	$5.43	2,902,014	$4.98
Granted	844,534	4.87	1,631,661	5.56
Vested	(1,074,918)	4.00	(842,792)	4.20
Non-vested target PSUs as of June 30	3,146,356	$5.76	3,690,883	$5.41

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 733,496 shares of common stock during the six months ended June 30, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 1,074,918. The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the six months ended June 30, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2022 and 2021, there was $8.8 million and $11.7 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2022 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the PSUs was $1.5 million and $3.0 million for the three and six months ended June 30, 2022, respectively. Compensation expense related to the PSUs was $1.7 million and $3.1 million for the three and six months ended June 30, 2021, respectively.

(c) Restricted Stock Units

During the six months ended June 30, 2022 and 2021, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the six months ended June 30, 2022 and 2021 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,016,252	$4.36	441,746	$6.23
Granted	422,267	3.72	815,830	3.69
Vested	(383,639)	4.58	(147,254)	6.23
Non-vested RSUs as of June 30	1,054,880	$4.03	1,110,322	$4.36

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the six months ended June 30, 2022, 383,639 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the six months ended June 30, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2022 and 2021, there was $3.2 million and $4.0 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2022 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the RSUs was $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively. Compensation expense related to the RSUs was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively.

18.    Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax provision for the three and six months ended June 30, 2022 and 2021, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense	$166	$58	$231	$271
Deferred income tax benefit	(76)	(43)	(164)	(190)
Total income tax provision	$90	$15	$67	$81

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of June 30, 2022 and December 31, 2021, respectively, are as follows (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$2,927	$3,615
Capital loss carryover	7,654	7,549
GAAP/Tax basis differences	2,124	254
Total deferred tax assets (1)	12,705	11,418
Deferred tax liabilities
GAAP/Tax basis differences	5,558	6,681
Total deferred tax liabilities (2)	5,558	6,681
Valuation allowance (1)	(7,381)	(5,136)
Total net deferred tax liability	$(234)	$(399)

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2022, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $8.6 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of June 30, 2022, the Company, through its wholly-owned TRSs, had also incurred approximately $22.5 million in capital losses. The Company's carryforward capital losses will expire between 2023 and 2027 if they are not offset by future capital gains.

At June 30, 2022, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $2.2 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. This legislation was intended to support the economy during the COVID-19 pandemic with temporary changes to income and non-income based tax laws. For the three and six months ended June 30, 2022, the changes did not have a material impact to our financial statements. We will continue to monitor as additional guidance is issued by the U.S. Treasury Department, the Internal Revenue Service and others.

19.    Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Residential loans
Residential loans	$32,669	$20,155	$57,502	$39,816
Consolidated SLST	9,254	10,479	18,635	20,797
Residential loans held in securitization trusts	18,853	9,933	35,486	17,901
Total residential loans	60,776	40,567	111,623	78,514
Multi-family loans	2,834	4,130	5,785	8,531
Investment securities available for sale	4,331	7,475	9,006	15,150
Other	79	14	107	30
Total interest income	68,020	52,186	126,521	102,225
Interest expense		.
Repurchase agreements	11,647	3,732	17,178	7,774
Collateralized debt obligations
Consolidated SLST	6,208	7,151	12,186	14,254
Residential loan securitizations	8,728	5,015	16,185	9,735
Non-Agency RMBS re-securitization	—	—	—	283
Total collateralized debt obligations	14,936	12,166	28,371	24,272
Convertible notes	—	2,788	438	5,572
Senior unsecured notes	1,607	1,136	3,210	1,136
Subordinated debentures	550	459	1,008	916
Mortgages payable on real estate	13,151	430	20,308	740
Total interest expense	41,891	20,711	70,513	40,410
Net interest income	$26,129	$31,475	$56,008	$61,815

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

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, the Company's residential loans held in securitization trusts and a non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels while reducing our exposure to investment securities. Building scale in the portfolio and momentum in investment activity proved challenging in the first approximately 18 months following the March 2020 market disruption, as robust demand for credit assets and higher prepayment and redemption levels muted portfolio expansion. Over the course of the past few quarters, we have experienced solid momentum in our portfolio acquisition activities. In the second quarter of 2022, we funded the acquisition and origination of $890.2 million of investments, including $773.6 million of residential loans, $59.5 million in single-family rental properties and $57.1 million of new structured-multi-family investments. On a net basis, our investment portfolio increased by approximately $488.8 million during the quarter, with repayments received from our short-duration business purpose loans and unrealized losses offsetting some of our investment activity. This acquisition activity follows on the heels of a very active first quarter of 2022 and fourth quarter of 2021, when we increased our investment portfolio by $533.8 million and $322.3 million, respectively, on a net basis.

We continued our deliberate and patient approach to enhancing liquidity and strengthening our balance sheet during the first half of 2022. As of June 30, 2022, our mark-to-market repurchase agreement financing is down by 70% from December 31, 2019 levels. Moreover, during the first half of 2022, we continued our pursuit of sustainable non-mark-to-market financing arrangements by completing multiple residential loan securitizations, including one backed by business purpose loans and one backed by re-performing loans, for aggregate proceeds of $509.6 million, which we used to repay approximately $316.7 million of outstanding financings. In addition, during the first half of 2022, we established and obtained non-mark-to-market repurchase agreement funding with new and existing counterparties, providing approximately $945.3 million of aggregate financing.

The mortgage industry, and the U.S. economy more generally, experienced significant headwinds during the first half of 2022, as rising bond yields, a rapidly flattening yield curve, Federal Reserve interest rate hikes and expectations for future interest rate hikes and tightening monetary policy, combined with elevated inflation data, geopolitical instability and growing concerns over the likelihood of an economic recession in the U.S. sometime in the next 12 months contributed to widening credit spreads that caused price declines for many of the residential credit assets in our portfolio. In our residential loan portfolio alone, we recorded approximately $128.3 million of unrealized losses in the first half of 2022 as compared to unrealized gains of $55.3 million for the year ended December 31, 2021.

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, as well as joint venture equity investments in multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads and securities issued by newly originated securitizations, including credit sensitive securities from these securitizations. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

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

In light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 months, we currently intend to pursue selective investments across the residential housing sector, with a focus on generating higher portfolio turnover by increasing our allocation to higher coupon, short duration residential investor loans, consider the opportunistic disposition of assets from our portfolio and prudently manage our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our undepreciated book value per common share during the expected continued volatile periods in the near future and will better enable us to rapidly reposition our portfolio in a higher interest rate environment and position us to deploy capital and seize on superior market opportunities in the market cycles ahead.

Portfolio Update

In the three months ended June 30, 2022, we continued to selectively pursue new single-family residential loans, multi-family investments and single-family rental property investments. Our investment activity was partially offset by prepayments, redemptions and distributions and unrealized losses recognized on a majority of our investment portfolio due to increases in interest rates and wider credit spreads. The following table presents the activity for our investment portfolio for the three months ended June 30, 2022 (dollar amounts in thousands):

	March 31, 2022	Acquisitions (1)	Repayments (2)	Sales	Fair Value Changes and Other (3)	June 30, 2022
Residential loans	$2,983,574	$773,580	$(287,153)	$—	$(61,587)	$3,408,414
Preferred equity investments, mezzanine loans and equity investments	335,508	—	(9,750)	—	4,718	330,476
Investment securities
CMBS	31,576	—	—	—	(1,480)	30,096
Non-Agency RMBS	75,499	—	(2,804)	—	2,127	74,822
ABS	38,705	—	—	—	(3,117)	35,588
Total investment securities available for sale	145,780	—	(2,804)	—	(2,470)	140,506
Consolidated SLST (4)	214,097	—	—	—	(5,512)	208,585
Total investment securities	359,877	—	(2,804)	—	(7,982)	349,091
Equity investments in consolidated multi-family properties (5)	367,055	57,050	(4,731)	—	(31,577)	387,797
Single-family rental properties	83,780	59,543	—	—	(475)	142,848
Total investment portfolio	$4,129,794	$890,173	$(304,438)	$—	$(96,903)	$4,618,626

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
(4)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of June 30, 2022 and March 31, 2022, respectively, follows (dollar amounts in thousands):

	June 30, 2022	March 31, 2022
Residential loans, at fair value	$920,778	$969,853
Deferred interest (a)	(1,960)	(1,492)
Less: Collateralized debt obligations, at fair value	(710,233)	(754,264)
Consolidated SLST investment securities owned by NYMT	$208,585	$214,097

(a)Included in other liabilities on our condensed consolidated balance sheets.

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

Financial and mortgage-related asset market conditions softened further during the second quarter of 2022. U.S. stocks finished down for the second quarter in a row, and U.S. economic activity was pressured in the second quarter by rising interest rates, concerns over tightening monetary policy, near double digit inflation and geopolitical instability. As was the case for credit-sensitive assets generally across markets, pricing for many of the assets in our investment portfolio during the second quarter declined.

Thus far in 2022, equity markets have been challenged with investors digesting the Federal Reserve’s combined 2.25% in interest rate hikes, including 75 basis point increases in each of June and July 2022, expected additional future rate hikes in 2022 and growing concerns of the potential for a U.S. economic recession within the next 12 months. Fixed-income markets have been accordingly impacted with the yield on the 2-year U.S. Treasury note increasing to 2.92% on June 30, 2022 from a yield of 0.73% on December 31, 2021, an increase of 219 basis points. Due to the ongoing COVID-19 pandemic, high inflation, expected increases in the federal funds rate and growing recession concerns, we anticipate markets, and the pricing for many of our assets, will continue to experience volatility in 2022.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy contracted in the second quarter of 2022, with real gross domestic product (“GDP”) decreasing at a 0.9% (advanced estimate) annualized rate in the second quarter of 2022, versus a 1.6% decrease in the first quarter of 2022 and 6.7% growth in the second quarter of 2021.

Despite the contraction in U.S. GDP, the U.S. labor market remained strong throughout the second quarter, with June 2022 wage data showing a 5.3% increase in wages year-over-year. According to the U.S. Department of Labor, the U.S. unemployment rate remained steady at 3.6% from the end of March 2022 through the end of June 2022. The number of unemployed persons decreased by 3.6 million year‑over‑year to 5.9 million as of June 2022. Total nonfarm payroll employment rose by 372,000 in June. The labor force participation rate continues to advance but, as of the end of June, remained slightly lower than pre-pandemic rates. There continues to be a wide disparity between the number of available job openings, 11.3 million as of the end of May 2022, and the number of unemployed persons, resulting in a competitive labor market and rising wages.

The interest rate environment remained turbulent as the Federal Reserve raised interest rates twice in the second quarter in an effort to rein in inflation as the Consumer Price Index (“CPI”) reached multi-decade highs above 8%. These rate hikes and the anticipation of future rate hikes by the Federal Reserve contributed to a flattening Treasury curve which ultimately inverted after the end of the second quarter. On June 30, 2022, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 6 basis points, as compared to a 79 and 120 basis points spread on December 31, 2021 and June 30, 2021, respectively. Since early July 2022, the 2-year and 10-year yield curve has remained inverted.

As noted above, fears of an economic recession here in the U.S. appear to be growing. A recent survey of economists by the Wall Street Journal indicated that 44% of economists surveyed believe the U.S. economy will fall into recession in the next twelve months, a figure that has risen 16% since the last survey taken in April 2022. With two consecutive quarters of GDP contraction in 2022, the U.S. economy increasingly moves toward recession territory, which the National Bureau of Economic Research defines as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” An economic recession may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations to us, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. The residential real estate market maintained its robust growth trajectory in the first half of 2022. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for April 2022 showed that, on average, home prices increased 21.2% for the 20-City Composite over April 2021. According to the National Association of Realtors (“NAR”), the median existing-home price for all housing types in June 2022 was $416,000, up 13.4% from the June 2021 median price of $366,900. May 2022’s gains in median home prices marks 124 consecutive months of year-over-year increases in median home prices, the longest streak on NAR’s records. However, recent data suggests that homebuilding and pricing may be starting to moderate. According to data provided by the U.S. Department of Commerce, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,074,000 and 1,131,000 for the three and six months ended June 30, 2022, respectively, as compared to 1,131,000 for the year ended December 31, 2021. Overall, existing home inventory for sale at the end of June amounted to 3.0 months of supply, up from 2.5 months of supply in June 2021, according to the NAR. As interest rates move higher, we expect this to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets.

Multi-family Housing. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 560,000 and 537,000 for the three and six months ended June 30, 2022, respectively, as compared to 462,000 for the year ended December 31, 2021. Demand for new apartments will likely remain elevated in the near term, particularly in the South and Southeastern U.S. where demand has outpaced supply. Nationally, rents have continued to grow—building upon their double-digit growth in 2021; however, a slowing economy may cause rent growth to moderate or stall. Weakening multi-family housing fundamentals, including, among other things, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Throughout the second quarter, both investment grade and high-yield credit spreads widened markedly amid the Federal Reserve’s aggressive stance regarding interest rate increases and high inflation. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. During the second quarter, the bond market experienced continued yield gains with the closing yield of the 10-year U.S. Treasury Note rising from 2.39% on April 1, 2022 to 2.98% on June 30, 2022. Throughout the second quarter of 2022, the Treasury curve experienced significant volatility. The Treasury curve began the second quarter inverted, with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at negative 5 basis points on April 1, 2022 before flattening and then ultimately closing the quarter with a spread of 6 basis points on June 30, 2022. Following quarter end, this spread inverted again and remained inverted at negative 19 basis points as of July 18, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term, although market commentators continue to debate the significance of the inversion amid the absence of other recession signals. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve has taken a number of actions to stabilize markets during the ongoing COVID-19 pandemic. To address funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic, the Federal Reserve has been conducting large scale overnight repo operations in the U.S. Treasury, Agency debt and Agency RMBS financing markets. Additionally, from March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the ending of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. The Federal Reserve intends to ramp up the pace of these quantitative tightening activities in September 2022. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. With inflation well above the 2% objective so far in 2022 and a strong labor market, the Federal Reserve approved a 0.25% increase to the target range for the federal funds rate on March 16, 2022, a 0.50% increase on May 4, 2022, a 0.75% increase on June 15, 2022 and a 0.75% increase on July 27, 2022. With additional increases to the Federal Reserve’s target range likely in the remainder of 2022, some Federal Reserve officials expect the target range for the federal funds rate to exceed 3.00% by the end of 2022.

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

Second Quarter 2022 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2022 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss attributable to Company's common stockholders	$(82,389)	$(166,732)
Net loss attributable to Company's common stockholders per share (basic)	$(0.22)	$(0.44)
Undepreciated loss (1)	$(49,170)	$(113,375)
Undepreciated loss per common share (1)	$(0.13)	$(0.30)
Comprehensive loss attributable to Company's common stockholders	$(82,924)	$(169,455)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.22)	$(0.44)
Yield on average interest earning assets	6.69%	6.74%
Interest income	$68,020	$126,521
Interest expense	$41,891	$70,513
Net interest income	$26,129	$56,008
Portfolio net interest income (1)	$41,437	$80,972
Portfolio net interest margin (2)	3.48%	3.64%
Book value per common share at the end of the period	$4.06	$4.06
Undepreciated book value per common share at the end of the period (1)	$4.24	$4.24
Economic return on book value (3)	(4.59)%	(9.36)%
Economic return on undepreciated book value (4)	(2.47)%	(6.33)%
Dividends per common share	$0.10	$0.20

(1)Represents a non-GAAP financial measure. A reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Excludes interest expense generated by our subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate. Our calculation of portfolio net interest margin may not be comparable to similarly-titled measures of other companies who may use a different calculation. See "Results of Operations — Portfolio Net Interest Margin" elsewhere in this section.
(3)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.
(4)Economic return on undepreciated book value is based on the periodic change in undepreciated book value per common share, a non-GAAP financial measure, plus dividends declared per common share, if any, during the period.

Key Developments

Investing Activities

•Purchased approximately $773.6 million in residential loans and $59.5 million in single-family rental properties.

•Funded multi-family joint venture investments for approximately $57.1 million and received approximately $11.0 million in proceeds from redemptions of Mezzanine Lending investments.

Financing Activities

•Obtained $876.4 million of financing for residential loans through recourse and non-recourse repurchase agreements with new and existing counterparties.

•Repurchased 2.8 million shares of common stock at an average repurchase price of $2.69 per share.

Subsequent Developments

•Subsequent to quarter end, repurchased an additional 0.9 million shares of common stock at an average repurchase price of $2.73 per share.

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2022 and December 31, 2021, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes and senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands).

At June 30, 2022:

	Single-Family	Multi- Family	Other	Total
Residential loans	$4,329,192	$—	$—	$4,329,192
Consolidated SLST CDOs	(710,233)	—	—	(710,233)
Multi-family loans	—	106,825	—	106,825
Investment securities available for sale	74,822	30,096	35,588	140,506
Equity investments	—	189,773	33,878	223,651
Equity investments in consolidated multi-family properties (1)	—	387,797	—	387,797
Single-family rental properties	142,848	—	—	142,848
Total investment portfolio carrying value	3,836,629	714,491	69,466	4,620,586
Liabilities:
Repurchase agreements	(1,678,195)	(15,681)	—	(1,693,876)
Residential loan securitization CDOs	(1,107,091)	—	—	(1,107,091)
Senior unsecured notes	—	—	(97,039)	(97,039)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	141,689	—	369,679	511,368
Other	(44,898)	(6,253)	(44,806)	(95,957)
Net Company capital allocated	$1,148,134	$692,557	$252,300	$2,092,991

Company Recourse Leverage Ratio (3)				0.7x
Portfolio Recourse Leverage Ratio (4)				0.6x

(1)Represents the Company's equity investments in consolidated multi-family apartment communities. See "Balance Sheet Analysis—Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-Family Properties" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.
(2)Excludes cash in the amount of $38.2 million and restricted cash in the amount of $2.1 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(3)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include repurchase agreement financing amounting to $400.8 million, Consolidated SLST CDOs amounting to $710.2 million, residential loan securitization CDOs amounting to $1.1 billion and mortgages payable on real estate amounting to $1.3 billion as they are non-recourse debt.
(4)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

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
(3)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures, convertible notes and senior unsecured notes divided by the Company's total stockholders' equity. Does not include Consolidated SLST CDOs amounting to $839.4 million, residential loan securitization CDOs amounting to $682.8 million and mortgages payable on real estate amounting to $709.4 million as they are non-recourse debt.
(4)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

Results of Operations

The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2022 and 2021, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and six months ended June 30, 2022 are greater or less than the results from the respective period in 2021. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 and increases or decreases in the "six-month periods" refer to the change in results for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

The following table presents the main components of our net (loss) income for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Interest income	$68,020	$52,186	$15,834	$126,521	$102,225	$24,296
Interest expense	41,891	20,711	21,180	70,513	40,410	30,103
Net interest income	26,129	31,475	(5,346)	56,008	61,815	(5,807)
Total non-interest (loss) income	(20,233)	43,276	(63,509)	(67,019)	82,996	(150,015)
General and administrative expenses	13,175	12,520	655	27,533	23,961	3,572
Expenses related to real estate	70,759	3,913	66,846	118,748	6,837	111,911
Portfolio operating expenses	12,690	6,688	6,002	22,179	11,518	10,661
(Loss) income from operations before income taxes	(90,728)	51,630	(142,358)	(179,471)	102,495	(281,966)
Income tax expense	90	15	75	67	81	(14)
Net loss attributable to non-controlling interest in consolidated variable interest entities	18,922	1,625	17,297	33,792	3,034	30,758
Net (loss) income attributable to Company	(71,896)	53,240	(125,136)	(145,746)	105,448	(251,194)
Preferred stock dividends	10,493	10,296	197	20,986	20,593	393
Net (loss) income attributable to Company's common stockholders	(82,389)	42,944	(125,333)	(166,732)	84,855	(251,587)
Basic (loss) earnings per common share	$(0.22)	$0.11	$(0.33)	$(0.44)	$0.22	$(0.66)
Diluted (loss) earnings per common share	$(0.22)	$0.11	$(0.33)	$(0.44)	$0.22	$(0.66)

Interest Income and Interest Expense

During the three- and six-month periods, interest income increased primarily due to the increase in our average interest earning assets as the Company continued to invest in residential loans, particularly higher-yielding business purpose loans. This increase was offset by an increase of interest expense during the three- and six-month periods due to 1) increased borrowings on repurchase agreement and securitization financings, 2) an increase in cost of financing due to increase in interest rates and 3) an increase in interest expense related to mortgages payable on real estate due to the impact of multi-family joint venture investments consolidated since June 2021.

Portfolio Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect, in large part, the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Portfolio net interest income (a supplemental non-GAAP financial measure) represents the net interest income related to the Company's interest earning assets and the cost of financing attributable to the financing instruments that directly and exclusively finance the Company’s interest earning assets. Portfolio net interest income is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact portfolio net interest income as such factors will be amortized over the expected term of such investments.

During the three- and six-month periods, our average interest earning assets increased primarily due to increased investment in higher-yielding business purpose loans, contributing to increases of $18.8 million and $30.4 million in single-family portfolio interest income (a supplemental non-GAAP financial measure), respectively. These increases were partially offset by CMBS sales and multi-family loan redemptions since June 30, 2021, contributing to decreases of $2.5 million and $5.3 million in multi-family portfolio interest income, respectively.

In addition, portfolio interest expense (a supplemental non-GAAP financial measure) increased during both the three- and six-month periods primarily due to increased borrowings on repurchase agreement and securitization financings and an increase in the costs of financing due to base interest rate movements. See “Non-GAAP Financial Measures” within this section below for additional information.

Portfolio Net Interest Margin

We calculate portfolio net interest margin on our interest earning assets as the difference between our (i) yield on average interest earning assets, which represents the quotient of our annualized portfolio interest income relating to our interest earning assets and our average interest earning assets for the respective period, and (ii) our average portfolio financing cost, which represents the quotient of our annualized portfolio interest expense relating to our interest earning assets and the average outstanding balance of our interest bearing liabilities, excluding our Consolidated SLST CDOs, subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate, for the respective period.

We provide average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin because we believe these key operating metrics provide investors and management with additional detail and enhance their understanding of our interest earning asset yields, in total and by investment category, relative to the cost of financing attributable to the financing instruments that directly and exclusively finance those assets, as well as underlying trends within our portfolio of interest earning assets. In addition to the foregoing, our management team uses these measures to assess, among other things, the performance of our interest earning assets in total and by asset, possible cash flows from our interest earning assets in total and by asset, our ability to finance or borrow against the asset and the terms of such financing and the composition of our portfolio of interest earning assets, including acquisition and disposition determinations. Our calculation of average yield on interest earning assets, average portfolio financing cost and portfolio net interest margin may not be comparable to similarly-titled measures of other companies who may use different calculations.

Portfolio net interest margin increased during the three- and six-month periods primarily due to our continued investment in higher-yielding business purpose loans. The Company also lowered its average portfolio financing cost through the issuance of two new residential loan securitizations in 2022 with a weighted average interest rate of 3.07% and the redemption of a securitization since June 30, 2021 that had higher interest costs.

The following tables set forth certain information about our portfolio of interest earning assets by category and their related portfolio interest income, portfolio interest expense, portfolio net interest income, yield on average interest earning assets, average portfolio financing cost and portfolio net interest margin for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands).

Three Months Ended June 30, 2022

	Single-Family (8)	Multi- Family	Other	Total
Portfolio Interest Income (1) (2)	$56,260	$3,258	$2,294	$61,812
Portfolio Interest Expense (1)	(20,264)	(111)	—	(20,375)
Portfolio Net Interest Income (1)	$35,996	$3,147	$2,294	$41,437

Average Interest Earning Assets (3)	$3,535,569	$137,333	$21,177	$3,694,079
Average Interest Bearing Liabilities (4)	$2,498,132	$16,591	—	$2,514,723

Yield on Average Interest Earning Assets (5)	6.37%	9.49%	43.33%	6.69%
Average Portfolio Financing Cost (6)	(3.21)%	(2.65)%	—	(3.21)%
Portfolio Net Interest Margin (7)	3.16%	6.84%	43.33%	3.48%

Three Months Ended June 30, 2021

	Single-Family (8)	Multi- Family	Other	Total
Portfolio Interest Income (1) (2)	$37,455	$5,734	$1,846	$45,035
Portfolio Interest Expense (1)	(8,747)	—	—	(8,747)
Portfolio Net Interest Income (1)	$28,708	$5,734	$1,846	$36,288

Average Interest Earning Assets (3)	$2,535,085	$288,889	$30,653	$2,854,627
Average Interest Bearing Liabilities (4)	$1,048,726	—	—	$1,048,726

Yield on Average Interest Earning Assets (5)	5.91%	7.94%	24.09%	6.31%
Average Portfolio Financing Cost (6)	(3.34)%	—	—	(3.34)%
Portfolio Net Interest Margin (7)	2.57%	7.94%	24.09%	2.97%

Six Months Ended June 30, 2022

	Single-Family (8)	Multi- Family	Other	Total
Portfolio Interest Income (1) (2)	$103,083	$6,571	$4,681	$114,335
Portfolio Interest Expense (1)	(33,241)	(122)	—	(33,363)
Portfolio Net Interest Income (1)	$69,842	$6,449	$4,681	$80,972

Average Interest Earning Assets (3)	$3,231,170	$139,960	$21,840	$3,392,970
Average Interest Bearing Liabilities (4)	$2,133,697	$9,300	—	$2,142,997

Yield on Average Interest Earning Assets (5)	6.38%	9.39%	42.87%	6.74%
Average Portfolio Financing Cost (6)	(3.10)%	(2.61)%	—	(3.10)%
Portfolio Net Interest Margin (7)	3.28%	6.78%	42.87%	3.64%

Six Months Ended June 30, 2021

	Single-Family (8)	Multi- Family	Other	Total
Portfolio Interest Income (1) (2)	$72,715	$11,886	$3,370	$87,971
Portfolio Interest Expense (1)	(17,792)	—	—	(17,792)
Portfolio Net Interest Income (1)	$54,923	$11,886	$3,370	$70,179

Average Interest Earning Assets (3)	$2,519,931	$299,618	$31,152	$2,850,701
Average Interest Bearing Liabilities (4)	1,025,944	—	—	$1,025,944

Yield on Average Interest Earning Assets (5)	5.77%	7.93%	21.64%	6.17%
Average Portfolio Financing Cost (6)	(3.47)%	—	—	(3.47)%
Portfolio Net Interest Margin (7)	2.30%	7.93%	21.64%	2.70%

(1)Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” within this section below for additional information.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods and excludes all Consolidated SLST assets other than those securities owned by the Company.
(4)Average Interest Bearing Liabilities is calculated each quarter based on the daily average outstanding balance for the respective periods and excludes our Consolidated SLST CDOs, subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate as these liabilities do not directly and exclusively finance our interest earning assets.
(5)Yield on Average Interest Earning Assets is calculated by dividing our annualized portfolio interest income (a supplemental non-GAAP financial measure) relating to our interest earning assets by our Average Interest Earning Assets for the respective periods.
(6)Average Portfolio Financing Cost is calculated by dividing our annualized portfolio interest expense (a supplemental non-GAAP financial measure) by our Average Interest Bearing Liabilities.
(7)Portfolio Net Interest Margin is the difference between our Yield on Average Interest Earning Assets and our Average Portfolio Financing Cost.
(8)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Portfolio interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of portfolio net interest income generated by our single-family portfolio to our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, respectively, is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income, residential loans	$51,522	$30,088	$92,988	$57,717
Interest income, investment securities available for sale	1,692	4,039	3,646	8,455
Interest income, Consolidated SLST	9,254	10,479	18,635	20,797
Interest expense, Consolidated SLST CDOs	(6,208)	(7,151)	(12,186)	(14,254)
Portfolio interest income, Single-Family	56,260	37,455	103,083	72,715

Interest expense, repurchase agreements	(11,536)	(3,732)	(17,056)	(7,774)
Interest expense, residential loan securitizations	(8,728)	(5,015)	(16,185)	(9,735)
Interest expense, non-Agency RMBS re-securitization	—	—	—	(283)
Portfolio interest expense, Single-Family	(20,264)	(8,747)	(33,241)	(17,792)

Portfolio net interest income, Single-Family	$35,996	$28,708	$69,842	$54,923

Non-interest Income (Loss)

Realized Gains (Losses), Net

The following table presents the components of realized gains (losses), net recognized for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Residential loans	$2,386	$4,597	$(2,211)	$5,818	$7,281	$(1,463)
Investment securities	—	392	(392)	374	4,766	(4,392)
Total realized gains (losses), net	$2,386	$4,989	$(2,603)	$6,192	$12,047	$(5,855)

During the three months ended June 30, 2022, the Company recognized net realized gains of $2.4 million related to our residential loan portfolio, primarily as a result of loan prepayments. During the three months ended June 30, 2021, the Company recognized net realized gains of $4.6 million related to our residential loan portfolio, primarily as a result of loan prepayments, and net realized gains of $0.4 million on the sale of CMBS.

During the six months ended June 30, 2022, the Company recognized net realized gains of $5.8 million related to our residential loan portfolio, primarily as a result of loan prepayments, and net realized gains of $0.4 million on the sale of non-Agency RMBS. During the six months ended June 30, 2021, the Company recognized net realized gains of $5.6 million and net realized losses of $0.8 million on the sale of CMBS and non-Agency RMBS, respectively. The Company also recognized net realized gains on residential loans of $7.3 million during the six months ended June 30, 2021, primarily as a result of loan prepayments.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Residential loans	$(64,961)	$5,902	$(70,863)	$(128,259)	$24,578	$(152,837)
Consolidated SLST	(4,275)	9,793	(14,068)	(19,554)	19,018	(38,572)
Preferred equity and mezzanine loan investments	12	190	(178)	(443)	296	(739)
Investment securities	1,530	7,969	(6,439)	(3,097)	6,128	(9,225)
Total unrealized (losses) gains, net	$(67,694)	$23,854	$(91,548)	$(151,353)	$50,020	$(201,373)

The Company recognized $67.7 million and $151.4 million in net unrealized losses for the three and six months ended June 30, 2022, primarily due to credit spread widening that impacted the pricing of our credit assets, particularly our residential loans and investment in Consolidated SLST. The Company recognized net unrealized losses on non-Agency RMBS and CMBS in the first and second quarter of 2022 due to credit spread widening. Unrealized losses on investment securities for the six months ended June 30, 2022 were partially offset by unrealized gains recognized on non-Agency IOs during the second quarter as a result of an increase in interest rates.

The Company recognized $23.9 million and $50.0 million in net unrealized gains for the three and six months ended June 30, 2021, respectively, primarily due to improved pricing across our residential loan, non-Agency RMBS and CMBS portfolios. In addition, lower interest rates drove modest price appreciation on our Agency RMBS securities.

Income from Equity Investments

The following table presents the components of income from equity investments for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Preferred return on preferred equity investments accounted for as equity	$5,703	$5,531	$172	$11,365	$10,907	$458
Unrealized gains, net on preferred equity investments accounted for as equity	326	805	(479)	438	928	(490)
Income from unconsolidated joint venture equity investments in multi-family properties	299	—	299	549	—	549
Income from entities that invest in or originate residential properties and loans	1,772	4,271	(2,499)	1,801	2,171	(370)
Total income from equity investments	$8,100	$10,607	$(2,507)	$14,153	$14,006	$147

Income from equity investments decreased in the three-month period, primarily due to equity income recognized upon the redemption of a residential equity investment in the prior period. Preferred return on preferred equity investments also decreased in the three-month period as a result of investment redemptions since June 30, 2021. The decrease in the three-month period was partially offset by unrealized gain recognized on a residential equity investment during the three months ended June 30, 2022.

Net (Loss) Income from Real Estate

The following table presents the components of net (loss) income from real estate for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Income from real estate	$35,870	$2,150	$33,720	$61,458	$3,645	$57,813
Interest expense, mortgages payable on real estate (1)	(13,151)	(430)	(12,721)	(20,308)	(740)	(19,568)
Expenses related to real estate:
Depreciation expense on operating real estate	(15,132)	(838)	(14,294)	(25,244)	(1,519)	(23,725)
Amortization of lease intangibles related to operating real estate	(37,262)	(1,516)	(35,746)	(62,737)	(2,758)	(59,979)
Other expenses	(18,365)	(1,559)	(16,806)	(30,767)	(2,560)	(28,207)
Total expenses related to real estate	(70,759)	(3,913)	(66,846)	(118,748)	(6,837)	(111,911)
Net loss from real estate	(48,040)	(2,193)	(45,847)	(77,598)	(3,932)	(73,666)
Net loss attributable to non-controlling interest	18,922	1,625	17,297	33,792	3,034	30,758
Net (loss) income from real estate attributable to Company	$(29,118)	$(568)	$(28,550)	$(43,806)	$(898)	$(42,908)

(1)Included in interest expense in the Company's condensed consolidated statements of operations.

Since June 30, 2021, we have significantly grown our portfolio of joint venture equity investments in multi-family properties, the assets and liabilities of which are consolidated in our condensed consolidated financial statements in accordance with GAAP. Net loss from real estate in the three- and six-month periods is primarily related to the activity of the consolidated joint venture multi-family investments. A significant portion of the net loss is attributable to depreciation expense and amortization of lease intangibles related to the operating real estate.

Other Income

The following table presents the components of other income for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$980	$1,459	$(479)	$2,483	$2,029	$454
Gain on sale of real estate held for sale	4	—	4	373	—	373
Loss on extinguishment of mortgages payable on real estate	—	—	—	(603)	—	(603)
Miscellaneous income	121	217	(96)	278	1,249	(971)
Total other income	$1,105	$1,676	$(571)	$2,531	$3,278	$(747)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net decrease in other income in the three-month period is primarily due to a decrease in premiums received as a result of early redemptions of preferred equity and mezzanine loan investments.

The net decrease in other income in the six-month periods is primarily due to a decrease in income from entities that invest in residential properties and loans due to redemptions received since June 30, 2021 and loss on extinguishment of a mortgage payable on real estate sold. The decrease was partially offset by an increase in premiums recognized on the early redemption of preferred equity and mezzanine loan investments and a gain on sale of real estate.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$10,020	$9,797	$223	$20,817	$18,593	$2,224
Professional fees	1,185	760	425	2,213	1,607	606
Other	1,970	1,963	7	4,503	3,761	742
Total general and administrative expenses	$13,175	$12,520	$655	$27,533	$23,961	$3,572

The increase in general and administrative expenses in the three-month period is primarily related to increases in legal and audit fees and increased salary expenses, due to an increase in employee headcount.

The increase in general and administrative expenses in the six-month period is primarily related to an increase in commission expense due to the funding of multi-family investments during the six months ended June 30, 2022 , an increase in salary and stock-based compensation expenses due in part to an increase in employee headcount and an increase in legal and audit fees and state capital tax expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Portfolio operating expenses	$12,690	$6,688	$6,002	$22,179	$11,518	$10,661

The increase in portfolio operating expenses in both the three- and six-month periods can be attributed primarily to increased servicing fees due to increased investment in residential loans since June 2021 and due diligence expenses related to increased investment activity during the six months ended June 30, 2022.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(82,389)	$42,944	$(125,333)	$(166,732)	$84,855	$(251,587)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Non-Agency RMBS	(535)	3,256	(3,791)	(2,723)	4,721	(7,444)
CMBS	—	532	(532)	—	(295)	295
Total	(535)	3,788	(4,323)	(2,723)	4,426	(7,149)
Reclassification adjustment for net loss included in net income	—	(213)	213	—	2,029	(2,029)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(535)	3,575	(4,110)	(2,723)	6,455	(9,178)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(82,924)	$46,519	$(129,443)	$(169,455)	$91,310	$(260,765)

The changes in other comprehensive income (loss) ("OCI") in both the three- and six-month periods can be attributed to a decrease in the fair value of our investment securities where fair value option was not elected during the three and six months ended June 30, 2022 as a result of credit spread widening in the first and second quarters of 2022.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of June 30, 2022, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and six months ended June 30, 2022 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,660,493	381,249	$4.36	$1,783,906	379,405	$4.70
Common stock issuance, net (2)	3,982	193		5,334	2,037
Common stock repurchase	(7,541)	(2,795)		(7,541)	(2,795)
Balance after share activity	1,656,934	378,647	4.38	1,781,699	378,647	4.71
Dividends and dividend equivalents declared	(38,144)		(0.10)	(76,378)		(0.20)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (3)	(535)		—	(2,723)		(0.01)
Net loss attributable to Company's common stockholders	(82,389)		(0.22)	(166,732)		(0.44)
Ending Balance	$1,535,866	378,647	$4.06	$1,535,866	378,647	$4.06

(1)Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2022 are 378,647,371.
(2)Includes amortization of stock based compensation.
(3)The decrease relates to unrealized losses on our investment securities due to reductions in pricing.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including undepreciated earnings, undepreciated book value per common share, portfolio interest income, portfolio interest expense and portfolio net interest income. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the same metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

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

A reconciliation of net (loss) income attributable to Company's common stockholders to undepreciated (loss) earnings for the three and six months ended June 30, 2022 and 2021, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to Company's common stockholders	$(82,389)	$42,944	$(166,732)	$84,855
Add:
Depreciation expense on operating real estate	10,309	296	16,468	490
Amortization of lease intangibles related to operating real estate	22,910	781	36,889	1,302
Undepreciated (loss) earnings	$(49,170)	$44,021	$(113,375)	$86,647

Weighted average shares outstanding - basic	381,200	379,299	380,999	379,091
Undepreciated (loss) earnings per common share	$(0.13)	$0.12	$(0.30)	$0.23

Undepreciated Book Value Per Common Share

Undepreciated book value per common share is a supplemental non-GAAP financial measure defined as GAAP book value excluding the Company's share of cumulative depreciation and lease intangible amortization expenses related to operating real estate, net held at the end of the period. By excluding these non-cash adjustments, undepreciated book value reflects the value of the Company’s rental property portfolio at its undepreciated basis. The Company's rental property portfolio includes single-family rental homes directly owned by the Company and consolidated multi-family apartment communities. We believe that the presentation of undepreciated book value per common share is useful to investors and us as it allows management to consider our overall portfolio exclusive of non-cash adjustments to operating real estate, net and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to undepreciated book value and calculation of undepreciated book value per common share as of June 30, 2022 and December 31, 2021, respectively, is presented below (amounts in thousands, except per share data):

	June 30, 2022	December 31, 2021
Company's stockholders' equity	$2,092,991	$2,341,031
Preferred stock liquidation preference	(557,125)	(557,125)
GAAP book value	1,535,866	1,783,906
Add:
Cumulative depreciation expense on operating real estate	20,081	4,381
Cumulative amortization of lease intangibles related to operating real estate	48,213	11,324
Undepreciated book value	$1,604,160	$1,799,611

Common shares outstanding	378,647	379,405
GAAP book value per common share (1)	$4.06	$4.70
Undepreciated book value per common share (2)	$4.24	$4.74

(1)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(2)Undepreciated book value per common share is calculated using the undepreciated book value and the common shares outstanding for the periods indicated.

Portfolio Interest Income, Portfolio Interest Expense and Portfolio Net Interest Income

The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Our GAAP interest income includes interest income recognized on the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST. Our GAAP interest expense includes interest expense recognized on the Consolidated SLST CDOs that permanently finance the residential loans in Consolidated SLST. We calculate portfolio interest income (a supplemental non-GAAP financial measure) by reducing our GAAP interest income by the interest expense recognized on the Consolidated SLST CDOs, thus only including the interest income earned by the SLST securities that are actually owned by the Company.

We refer to GAAP interest expense, excluding interest expense from Consolidated SLST CDOs, subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate, as portfolio interest expense (a supplemental non-GAAP financial measure). Portfolio net interest income is a supplemental non-GAAP financial measure defined as GAAP net interest income excluding interest expense from subordinated debentures, convertible notes, senior unsecured notes and mortgages payable on real estate. As discussed above, we exclude the interest expense recognized on the Consolidated SLST CDOs from GAAP interest expense and instead reduce our GAAP interest income by the interest expense recognized on the Consolidated SLST CDOs to reflect the interest income earned by the SLST securities that are actually owned by the Company. In addition, we exclude our unsecured long-term debt and mortgages payable on real estate from GAAP interest expense in our calculation of portfolio interest expense and portfolio net interest income, the inclusion of which may otherwise obscure underlying trends in our portfolio of interest earning assets. We believe our calculation of these measures provides investors and management with additional detail and enhances their understanding of the performance of our interest earning assets, the cost of financing attributable to the financing instruments that directly and exclusively finance the Company’s interest earning assets and underlying trends within our portfolio of interest earning assets.

A reconciliation of GAAP interest income to portfolio interest income, GAAP interest expense to portfolio interest expense and GAAP total net interest income to portfolio net interest income for the three and six months ended June 30, 2022 and 2021, respectively, is presented below (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP interest income	$68,020	$52,186	$126,521	$102,225
GAAP interest expense	41,891	20,711	70,513	40,410
GAAP total net interest income	$26,129	$31,475	$56,008	$61,815

GAAP interest income	$68,020	$52,186	$126,521	$102,225
Subtract interest expense from:
Consolidated SLST CDOs	6,208	7,151	12,186	14,254
Portfolio interest income	$61,812	$45,035	$114,335	$87,971

GAAP interest expense	$41,891	$20,711	$70,513	$40,410
Subtract interest expense from:
Consolidated SLST CDOs	6,208	7,151	12,186	14,254
Subordinated debentures	550	459	1,008	916
Convertible notes	—	2,788	438	5,572
Senior unsecured notes	1,607	1,136	3,210	1,136
Mortgages payable on real estate	13,151	430	20,308	740
Portfolio interest expense	$20,375	$8,747	$33,363	$17,792
Portfolio net interest income	$41,437	$36,288	$80,972	$70,179

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Balance Sheet Analysis

As of June 30, 2022, we had approximately $7.3 billion of total assets. Included in this amount is approximately $924.1 million of assets held in Consolidated SLST and $1.7 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2021, we had approximately $5.7 billion of total assets, approximately $1.1 billion of which represented Consolidated SLST and $1.0 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Capital Allocation” and “Portfolio Net Interest Margin” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family and Residential Entities—Equity Investments in Consolidated Multi-Family Properties” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Acquired residential loans	$3,408,414	$2,504,719
Consolidated SLST	920,778	1,070,882
Total	$4,329,192	$3,575,601

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

The following tables detail our acquired residential loans by strategy at June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,186	$708,697	$694,355	630	62%	4.8%
Performing residential loan strategy	3,043	714,259	653,460	726	66%	3.9%
Business purpose bridge loan strategy	3,104	1,745,952	1,746,409	733	66%	8.4%
Business purpose rental loan strategy	1,161	325,886	314,190	748	70%	5.0%
Total	12,494	$3,494,794	$3,408,414

	December 31, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,515	$769,779	$818,900	628	65%	4.8%
Performing residential loan strategy	2,807	616,763	606,711	722	65%	4.0%
Business purpose bridge loan strategy	2,028	988,963	992,870	728	65%	8.7%
Business purpose rental loan strategy	266	83,071	86,238	747	68%	4.8%
Total	10,616	$2,458,576	$2,504,719

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	June 30, 2022	December 31, 2021
50% or less	12.6%	11.8%
>50% - 60%	12.4%	11.9%
>60% - 70%	25.2%	27.9%
>70% - 80%	29.7%	26.8%
>80% - 90%	9.9%	9.0%
>90% - 100%	5.0%	6.3%
>100%	5.2%	6.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2022	December 31, 2021
550 or less	7.4%	11.3%
551 to 600	6.5%	10.0%
601 to 650	7.4%	11.0%
651 to 700	16.5%	16.1%
701 to 750	26.9%	23.4%
751 to 800	29.0%	22.1%
801 and over	6.3%	6.1%
Total	100.0%	100.0%

Current Coupon	June 30, 2022	December 31, 2021
3.00% or less	7.5%	10.0%
3.01% - 4.00%	14.0%	15.5%
4.01% - 5.00%	16.4%	19.7%
5.01% - 6.00%	6.6%	7.5%
6.01% - 7.00%	7.9%	5.9%
7.01% - 8.00%	19.4%	13.2%
8.01% and over	28.2%	28.2%
Total	100.0%	100.0%

Delinquency Status	June 30, 2022	December 31, 2021
Current	94.0%	92.6%
31 – 60 days	1.8%	2.5%
61 – 90 days	0.7%	0.8%
90+ days	3.5%	4.1%
Total	100.0%	100.0%

Origination Year	June 30, 2022	December 31, 2021
2007 or earlier	18.2%	28.2%
2008 - 2016	3.7%	5.6%
2017	1.2%	1.9%
2018	2.3%	3.6%
2019	3.7%	6.0%
2020	8.8%	16.1%
2021	30.1%	38.6%
2022	32.0%	—
Total	100.0%	100.0%

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

We do not have any claims to the assets or obligations for the liabilities of Consolidated SLST (other than those securities owned by the Company). Our investment in Consolidated SLST as of June 30, 2022 and December 31, 2021 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $208.6 million and $230.3 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands, except current average loan size):

	June 30, 2022	December 31, 2021
Current fair value	$920,778	$1,070,882
Current unpaid principal balance	$1,000,120	$1,071,228
Number of loans	6,412	6,802
Current average loan size	$155,976	$157,487
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	68%	67%
Weighted average credit score at purchase	705	710

Current Coupon:
3.00% or less	3.0%	2.8%
3.01% – 4.00%	37.7%	37.2%
4.01% – 5.00%	39.4%	39.9%
5.01% – 6.00%	12.1%	12.1%
6.01% and over	7.8%	8.0%

Delinquency Status:
Current	71.3%	70.3%
31 - 60	10.5%	12.3%
61 - 90	4.3%	4.7%
90+	13.9%	12.7%

Origination Year:
2005 or earlier	31.0%	30.9%
2006	15.5%	15.4%
2007	21.3%	21.1%
2008 or later	32.2%	32.6%

Geographic state concentration (greater than 5.0%):
California	10.5%	10.5%
Florida	10.4%	10.5%
New York	9.7%	9.8%
New Jersey	7.5%	7.3%
Illinois	7.2%	7.1%

Residential Loans Financing

Repurchase Agreements

As of June 30, 2022, the Company had repurchase agreements with four third-party financial institutions to fund the purchase of residential loans. As of June 30, 2022, the Company's only repurchase agreement exposure (including repurchase agreements to fund residential loans and investments securities) where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Credit Suisse at 6.23%.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
June 30, 2022	$2,140,048	$1,566,926	$(2,381)	$1,564,545	$1,887,742	3.81%	14.51
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $755.6 million, a weighted average rate of 4.01%, and weighted average months to maturity of 20.23 months as of June 30, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2022	$1,386,714	$1,566,926	$1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $210.0 million and $142.2 million, respectively, as of June 30, 2022.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of June 30, 2022 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$742,601	$710,233	2.75%	2059
Residential loan securitizations	$1,112,421	$1,107,091	2.77%	2026 - 2061

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

As of June 30, 2022, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.5% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	28	$285,608	$282,798	11.84%	4.0

	December 31, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	33	$300,819	$298,330	11.80%	4.6
(1)Preferred equity investments in the amounts of $106.8 million and $120.0 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. Preferred equity investments in the amounts of $178.8 million and $180.8 million are included in equity investments on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$85,401	30.2%	12.5%	72%	2.57x
Texas	6	48,443	17.1%	11.1%	84%	2.44x
Alabama	3	42,242	14.9%	12.2%	73%	2.31x
Ohio	3	29,106	10.3%	11.6%	89%	2.27x
Utah	1	19,917	7.0%	12.0%	67%	N/A (2)
Other	9	57,689	20.5%	11.2%	85%	2.07x
Total	28	$282,798	100.0%	11.8%	78%	2.28x

	December 31, 2021
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$83,786	28.1%	12.5%	72%	2.43x
Texas	9	70,523	23.6%	11.2%	84%	2.13x
Alabama	3	40,960	13.7%	12.2%	73%	2.12x
Ohio	3	28,482	9.5%	11.6%	88%	2.05x
North Carolina	3	19,214	6.4%	12.0%	74%	1.50x
Other	9	55,365	18.7%	11.2%	84%	1.91x
Total	33	$298,330	100.0%	11.8%	79%	2.05x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.
(2)Not applicable as the underlying property is under construction.

Equity Investments in Multi-Family and Residential Entities

Equity Investments in Consolidated Multi-Family Properties

The Company has invested in joint venture investments that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary, resulting in consolidation of the VIEs, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The Company's net equity in these entities totaled $387.8 million as of June 30, 2022.

As of December 31, 2021, a wholly-owned subsidiary of the Company owned a multi-family apartment community and the Company's net equity in this entity totaled $14.6 million. During the six months ended June 30, 2022, the entity completed the sale of its multi-family apartment community.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our total net equity investments in consolidated multi-family properties as of June 30, 2022 and December 31, 2021, respectively, are shown below (dollar amounts in thousands):

June 30, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Florida	9	49% - 95%	$153,628	39.6%
Texas	11	68% - 95%	$113,251	29.2%
Alabama	3	68% - 95%	$38,091	9.8%
Tennessee	2	64% - 68%	$22,589	5.8%
Oklahoma	2	95%	$22,295	5.7%

December 31, 2021
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Florida	6	47% - 100%	$81,754	31.2%
Texas	9	66% - 95%	$79,527	30.4%
Alabama	2	80% - 95%	$37,162	14.2%
South Carolina	2	63% - 66%	$16,540	6.3%

A reconciliation of our net equity investments in consolidated multi-family properties to our condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, respectively, is shown below (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$38,233	$30,130
Real estate, net	1,649,472	978,834
Lease intangible, net (a)	18,924	39,769
Other assets	29,163	31,006
Total assets	$1,735,792	$1,079,739

Mortgages payable on real estate, net (b)	$1,251,059	$709,356
Other liabilities	25,755	17,993
Total liabilities	$1,276,814	$727,349

Redeemable non-controlling interest in Consolidated VIEs	$37,101	$66,392
Non-controlling interest in Consolidated VIEs	$34,080	$24,359
Net equity investment	$387,797	$261,639

(a)Included in other assets in the accompanying condensed consolidated balance sheets.
(b)See Note 12 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.

The following table provides summary information regarding our consolidated multi-family properties as of June 30, 2022.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	95.6%	248	$1,290	83.8%
Birmingham, AL	2	97.4%	693	1,316	75.2%
Brandon, FL	2	92.3%	1,267	1,211	88.9%
Collierville, TN	1	96.3%	324	1,406	80.0%
Columbia, SC	1	96.0%	276	989	84.6%
Dallas, TX	2	95.3%	401	1,758	87.2%
Fort Myers, FL	1	92.0%	338	1,336	89.7%
Fort Worth, TX	1	96.5%	256	1,034	80.2%
Houston, TX	2	95.1%	432	1,340	84.7%
Little Rock, AR	1	97.5%	202	1,196	86.2%
Louisville, KY	1	93.3%	300	1,284	84.3%
Memphis, TN	1	94.2%	242	1,088	97.2%
Montgomery, AL	1	92.5%	252	952	93.0%
Oklahoma City, OK	2	93.7%	957	697	85.9%
Orlando, FL	1	90.5%	220	1,363	82.9%
Pearland, TX	2	91.0%	234	1,433	67.2%
Plano, TX	2	91.5%	702	1,330	79.5%
San Antonio, TX	2	92.8%	684	1,204	80.5%
St. Petersburg, FL	1	97.9%	326	2,193	75.3%
Tampa, FL	1	95.0%	400	1,438	86.1%
Apopka, FL	1	92.5%	240	1,387	84.8%
Kissimmee, FL	1	96.6%	320	1,379	84.9%
Pensacola, FL	1	90.4%	240	1,356	79.2%
Total Count/Average	31	94.0%	9,554	$1,265	83.3%
(1)Represents average monthly rent per unit.
(2)Represents loan-to-value ("LTV") of the underlying properties.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company has invested in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following table summarizes our unconsolidated multi-family joint venture equity investments as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
State	Property Count	Ownership Interest	Fair Value	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$10,990	2	70%	$10,440

Equity Investments in Entities that Invest in or Originate Residential Properties and Loans

As of June 30, 2022, the Company had an ownership interest in an entity that invests in residential properties. We may receive variable distributions from this investment based upon underlying asset performance and we record our position at fair value. Also as of June 30, 2022, the Company invested in an entity that originates residential loans. The following table summarizes our ownership interests in entities that invest in residential properties and originate residential loans as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

		June 30, 2022		December 31, 2021
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP (1)	Single-Family Rental Properties	11%	$2,878	11%	$19,143
Constructive Loans, LLC (2)	Residential Loans	—	31,000	—	29,250
Total			$33,878		$48,393

(1)The Company's equity investment was partially redeemed, subject to holdbacks, as a result of a sale transaction initiated by the general partner during the six months ended June 30, 2022.
(2)The Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At June 30, 2022, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2022, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of June 30, 2022 as compared to December 31, 2021 is primarily due to sales and paydowns of non-Agency RMBS and a decrease in the fair value of a number of our investment securities during the period.

The following tables summarize our investment securities portfolio as of June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$48	$48	$—	$(6)	$42	2.73%	3.07%	$—
Mezzanine	30,250	29,228	—	(1,051)	28,177	4.77%	5.57%	16,092
Subordinated	39,139	27,999	1,083	(6,958)	22,124	12.22%	6.99%	6,392
IO	560,002	18,558	5,926	(5)	24,479	1.45%	15.33%	—
Total Non-Agency RMBS	629,439	75,833	7,009	(8,020)	74,822	2.25%	8.60%	22,484
CMBS
Mezzanine	26,600	26,600	—	(2,241)	24,359	4.12%	4.12%	13,029
Subordinated	6,000	6,000	—	(263)	5,737	7.93%	7.93%	2,652
Total CMBS	32,600	32,600	—	(2,504)	30,096	4.82%	4.82%	15,681
ABS
Residuals	117	19,371	16,217	—	35,588	—	44.12%	—
Total ABS	117	19,371	16,217	—	35,588	—	44.12%	—
Total - AFS	$662,156	$127,804	$23,226	$(10,524)	$140,506	4.43%	13.29%	$38,165
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,669	$—	$(23,743)	$188,926	4.48%	5.81%	$91,166
IO	159,129	23,795	—	(4,136)	19,659	3.50%	2.20%	—
Total Non-Agency RMBS	415,936	236,464	—	(27,879)	208,585	4.10%	5.42%	91,166
Total - Consolidated SLST	$415,936	$236,464	$—	$(27,879)	$208,585	4.10%	5.42%	$91,166
Total Investment Securities	$1,078,092	$364,268	$23,226	$(38,403)	$349,091	4.30%	8.22%	$129,331

	December 31, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$14,055	$14,054	$—	$(6)	$14,048	5.97%	5.97%	$—
Mezzanine	40,350	39,243	1,787	(8)	41,022	6.72%	6.18%	—
Subordinated	63,153	53,386	374	(2,265)	51,495	4.35%	6.12%	—
IO	633,530	21,246	575	(367)	21,454	1.01%	12.08%	—
Total Non-Agency RMBS	751,088	127,929	2,736	(2,646)	128,019	1.80%	6.86%	—
CMBS
Mezzanine	26,600	26,600	159	(138)	26,621	3.81%	3.81%	—
Subordinated	6,000	6,000	525	—	6,525	7.69%	7.69%	—
Total CMBS	32,600	32,600	684	(138)	33,146	4.52%	4.52%	—
ABS
Residuals	117	21,795	17,884	—	39,679	—	24.58%	—
Total ABS	117	21,795	17,884	—	39,679	—	24.58%	—
Total - AFS	$783,805	$182,324	$21,304	$(2,784)	$200,844	5.49%	9.36%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,254	$1,514	$—	$213,768	4.57%	4.88%	$—
IO	174,483	26,415	—	(9,839)	16,576	3.50%	8.48%	—
Total Non-Agency RMBS	431,290	238,669	1,514	(9,839)	230,344	4.11%	5.30%	—
Total - Consolidated SLST	$431,290	$238,669	$1,514	$(9,839)	$230,344	4.11%	5.30%	$—
Total Investment Securities	$1,215,095	$420,993	$22,818	$(12,623)	$431,188	4.90%	6.97%	$—

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

As of June 30, 2022, the Company had amounts outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities portfolio. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2022	$132,712	$129,331	$138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

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

Debt

The Company's debt as of June 30, 2022 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of June 30, 2022, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of June 30, 2022, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 5.66% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding. The Company redeemed the Convertible Notes at maturity for $138.0 million in January 2022. None of the Convertible Notes were converted prior to maturity.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at June 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,134	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,349	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,650	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	72,088	72,088
Common stock	3,786	3,794
Additional paid-in capital	2,354,377	2,356,576
Accumulated other comprehensive (loss) income	(945)	1,778
Accumulated deficit	(802,448)	(559,338)
Company's stockholders' equity	$2,092,991	$2,341,031

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

In response to the difficult conditions encountered in March and April 2020 resulting from the COVID-19 pandemic, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily through the selective disposition of assets and by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. By executing this strategy, as of June 30, 2022, we reduced our mark-to-market repurchase agreement financing by 70% from December 31, 2019 levels, which has resulted in a portfolio recourse leverage ratio for the Company of 0.6 times. Beginning in the three months ended March 31, 2022, we re-commenced the use of short term repurchase agreement financing that is subject to mark-to-market margin calls to fund a portion of our investment securities portfolio. Subject to market conditions, we intend to employ a prudent amount of leverage to conduct our business that is in excess of current leverage levels. However, in light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 months, we currently expect to pursue selective investments across the residential housing sector and consider opportunistic dispositions. We also intend to maintain a solid position in unrestricted cash and a conservative approach to leverage based on current market conditions until we believe market conditions have sufficiently improved for the reasonable and prudent use of more substantial amounts of leverage. At June 30, 2022, we had $407.1 million of cash and cash equivalents, $88.3 million of unencumbered investment securities (including the securities we own in Consolidated SLST), $305.6 million of unencumbered residential loans and $285.6 million of unencumbered preferred equity investments in owners of multi-family properties.

Both of our residential and multi-family asset management teams have been active in responding to the government assistance programs instituted in response to the impacts of the COVID-19 pandemic providing relief to residential and multi-family loan borrowers. We have endeavored to work with any of our borrowers or operating partners that require relief because of the pandemic. As of June 30, 2022, less than 1% of our residential loan portfolio had an active COVID-19 assistance plan. We have a long history of dealing with distressed borrowers and currently do not expect these levels of forbearance to have a material impact on our liquidity. In our multi-family portfolio, one loan is delinquent in making its distributions to us. This loan represents 1.5% of our total preferred equity and mezzanine loan investment portfolio. We cannot assure you that any increase in or prolonged period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will not adversely affect our net interest income, the fair value of our assets or our liquidity.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. More recently, during the six months ended June 30, 2022, we completed a securitization of certain performing and re-performing residential loans and a securitization of business purpose loans and received $945.3 million of proceeds from our non-mark-to-market repurchase agreements with new and existing counterparties.
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

Cash Flows and Liquidity for the Six Months Ended June 30, 2022

During the six months ended June 30, 2022, net cash, cash equivalents and restricted cash increased by $213.9 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $78.2 million during the six months ended June 30, 2022. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, our net cash flows used in investing activities were $1.1 billion, primarily as a result of purchases of residential loans, the funding of multi-family joint venture and preferred equity investments and the purchases of and capital expenditures on real estate. This was partially offset by principal repayments and refinancing of residential loans, proceeds from the sale of real estate and sales of non-Agency RMBS, repayments of investment securities and preferred equity and mezzanine loan investments and returns of capital from equity investments.

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

Cash Flows from Financing Activities

During the six months ended June 30, 2022, our cash flows provided by financing activities were $1.2 billion. The main sources of cash flows from financing activities were proceeds from the issuance of residential CDOs and proceeds from repurchase agreements related to our residential loans and securities. This was partially offset by the repayment of the Convertible Notes, paydowns on CDOs and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of June 30, 2022, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with two different financial institutions. These repurchase agreements are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At June 30, 2022, we had longer-term repurchase agreements with terms of up to two years with four third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The financings under two of these repurchase agreements are subject to margin calls to the extent the market value of the residential loans falls below specified levels. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of June 30, 2022, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $320.8 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of June 30, 2022, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. We had $368.9 million included in cash and cash equivalents and $88.3 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2022 included $52.7 million of non-Agency RMBS (including an IO security we own in Consolidated SLST) and $35.6 million of ABS.

At June 30, 2022, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At June 30, 2022, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.1 billion. We had eight Company-sponsored securitizations with CDOs outstanding as of June 30, 2022. See Note 11 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts.

As of June 30, 2022, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.7 to 1. Our overall leverage ratio does not include debt associated with CDOs or mortgages payable on real estate. As of June 30, 2022, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 0.6 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the six months ended June 30, 2022.

Stock Repurchase Program

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plan. During the three and six months ended June 30, 2022, the Company repurchased 2,794,824 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $7.5 million, net of fees and commissions paid to the broker of approximately $0.03 million, representing an average repurchase price of $2.69 per common share. As of June 30, 2022, $192.5 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

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

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on portfolio net interest income for the next 12 months based on our assets and liabilities as of June 30, 2022 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Portfolio Net Interest Income
+200	$(24,946)
+100	$(13,272)
-100	$26,634

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

The interest rates for certain of our investments and financing transactions are either explicitly or indirectly based on LIBOR, which has been the subject of recent reform. In line with its plans to transition away from LIBOR, the United Kingdom's Financial Conduct Authority ceased publication for the one week and two month LIBOR tenors as of December 31, 2021, and intends to stop publication for all other tenors on June 30, 2023. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are working closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the various counterparties to our financing transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended June 30, 2022, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. The uncertainties stemming from the pandemic created unprecedented illiquidity and volatility in the financial markets. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2022 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of June 30, 2022, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Changes in Interest Rates	Changes in Fair Value	Net Duration
(basis points)	(dollar amounts in thousands)
+200	$(231,315)	3.7
+100	$(118,292)	3.4
Base		2.9
-100	$113,595	2.4

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. The ongoing COVID-19 pandemic has resulted in volatility that has been extreme at times in a variety of global markets, including the U.S. financial, mortgage and real estate markets. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have largely subsided as of June 30, 2022, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I., Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plan. Subject to applicable securities laws, repurchases of the Company's common stock under the stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. Shares of the Company's common stock repurchased by us under the stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three and six months ended June 30, 2022, the Company repurchased 2,794,824 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $7.5 million, net of fees and commissions paid to the broker of approximately $0.03 million, representing an average repurchase price of $2.69 per common share. As of June 30, 2022, $192.5 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended June 30, 2022 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	$200,000
May 1, 2022 - May 31, 2022	—	$—	—	$200,000
June 1, 2022 - June 30, 2022	2,794,824	$2.69	2,794,824	$192,487
Total	2,794,824	$2.69	2,794,824	$192,487

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

3.3	Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4	Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5	Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

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

4.6	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.7	Form of 5.75% Senior Note due 2026 (Included in Exhibit 4.6).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 4, 2022	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)