Form 10-Q
period 2022-09-30
NEW YORK MORTGAGE TRUST INC
filed 2022-11-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 4, 2022 was 371,063,302.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Residential loans, at fair value	$3,933,176	$3,575,601
Multi-family loans, at fair value	95,829	120,021
Investment securities available for sale, at fair value	102,686	200,844
Equity investments, at fair value	205,814	239,631
Cash and cash equivalents	355,276	289,602
Real estate, net	695,738	1,017,583
Assets of disposal group held for sale	1,147,410	—
Other assets	233,540	215,019
Total Assets (1)	$6,769,469	$5,658,301
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,215,023	$554,259
Collateralized debt obligations ($660,069 at fair value and $1,309,735 at amortized cost, net as of September 30, 2022 and $839,419 at fair value and $682,802 at amortized cost, net as of December 31, 2021)	1,969,804	1,522,221
Convertible notes	—	137,898
Senior unsecured notes	97,210	96,704
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	387,761	709,356
Liabilities of disposal group held for sale	875,576	—
Other liabilities	197,189	161,081
Total liabilities (1)	4,787,563	3,226,519

Commitments and Contingencies (See Note 14)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	27,786	66,392

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 and 29,500,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively, 22,284,994 shares issued and outstanding ($557,125 aggregate liquidation preference)	538,221	538,221
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 373,150,076 and 379,405,240 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,732	3,794
Additional paid-in capital	2,343,395	2,356,576
Accumulated other comprehensive (loss) income	(2,054)	1,778
Accumulated deficit	(965,788)	(559,338)
Company's stockholders' equity	1,917,506	2,341,031
Non-controlling interest in consolidated variable interest entities	36,614	24,359
Total equity	1,954,120	2,365,390
Total Liabilities and Equity	$6,769,469	$5,658,301

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2022 and December 31, 2021, assets of consolidated VIEs totaled $4,076,293 and $2,940,513, respectively, and the liabilities of consolidated VIEs totaled $3,282,435 and $2,235,665, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NET INTEREST INCOME:
Interest income	$68,920	$52,323	$195,441	$154,548
Interest expense	54,699	21,292	125,212	61,702
Total net interest income	14,221	31,031	70,229	92,846

NON-INTEREST (LOSS) INCOME:
Realized gains, net	20,595	8,314	26,788	20,361
Unrealized (losses) gains, net	(128,056)	30,138	(279,408)	80,157
(Loss) income from equity investments	(3,098)	8,015	11,056	22,021
Income from real estate	40,784	3,980	102,243	7,626
Other income (loss)	12,747	(1,035)	15,275	2,244
Total non-interest (loss) income	(57,028)	49,412	(124,046)	132,409

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,610	12,458	39,143	36,419
Expenses related to real estate	53,683	8,549	172,431	15,386
Portfolio operating expenses	10,124	7,039	32,303	18,558
Total general, administrative and operating expenses	75,417	28,046	243,877	70,363

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(118,224)	52,397	(297,694)	154,892
Income tax (benefit) expense	(330)	1,215	(262)	1,296

NET (LOSS) INCOME	(117,894)	51,182	(297,432)	153,596
Net loss attributable to non-controlling interest in consolidated variable interest entities	2,617	394	36,409	3,428
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(115,277)	51,576	(261,023)	157,024
Preferred stock dividends	(10,493)	(11,272)	(31,478)	(31,865)
Preferred stock redemption charge	—	(3,443)	—	(3,443)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(125,770)	$36,861	$(292,501)	$121,716

Basic (loss) earnings per common share	$(0.33)	$0.10	$(0.77)	$0.32
Diluted (loss) earnings per common share	$(0.33)	$0.10	$(0.77)	$0.32
Weighted average shares outstanding-basic	377,078	379,395	379,677	379,193
Weighted average shares outstanding-diluted	377,078	380,983	379,677	381,105
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(125,770)	$36,861	$(292,501)	$121,716
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(1,109)	637	(3,832)	5,062
Reclassification adjustment for net gain included in net (loss) income	—	(6,045)	—	(4,015)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,109)	(5,408)	(3,832)	1,047
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(126,879)	$31,453	$(296,333)	$122,763
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, June 30, 2022	$3,786	$538,221	$2,354,377	$(802,448)	$(945)	$2,092,991	$34,080	$2,127,071
Net (loss) income ($(5,200) allocated to redeemable non-controlling interest)	—	—	—	(115,277)	—	(115,277)	2,583	(112,694)
Common stock repurchases	(54)	—	(14,260)	—	—	(14,314)	—	(14,314)
Stock based compensation expense, net	—	—	3,278	—	—	3,278	—	3,278
Dividends declared on common stock	—	—	—	(37,465)	—	(37,465)	—	(37,465)
Dividends declared on preferred stock	—	—	—	(10,493)	—	(10,493)	—	(10,493)
Dividends attributable to dividend equivalents	—	—	—	(105)	—	(105)	—	(105)
Decrease in fair value of available for sale securities	—	—	—	—	(1,109)	(1,109)	—	(1,109)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	210	210
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(259)	(259)
Balance, September 30, 2022	$3,732	$538,221	$2,343,395	$(965,788)	$(2,054)	$1,917,506	$36,614	$1,954,120

Balance, June 30, 2021	$3,794	$504,765	$2,347,753	$(542,600)	$7,449	$2,321,161	$5,198	$2,326,359
Net income (loss)	—	—	—	51,576	—	51,576	(394)	51,182
Preferred stock issuance, net	—	138,569	—	—	—	138,569	—	138,569
Preferred stock redemption	—	(101,102)	—	(3,443)	—	(104,545)	—	(104,545)
Stock based compensation expense, net	(1)	—	2,310	—	—	2,309	—	2,309
Dividends declared on common stock	—	—	—	(37,940)	—	(37,940)	—	(37,940)
Dividends declared on preferred stock	—	—	—	(11,272)	—	(11,272)	—	(11,272)
Dividends attributable to dividend equivalents	—	—	—	(77)	—	(77)	—	(77)
Reclassification adjustment for net gain included in net income	—	—	—	—	(6,045)	(6,045)	—	(6,045)
Increase in fair value of available for sale securities	—	—	—	—	637	637	—	637
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	3,252	3,252
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,430)	(10)
Balance, September 30, 2021	$3,793	$542,232	$2,353,483	$(543,756)	$2,041	$2,357,793	$4,626	$2,362,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2021	$3,794	$538,221	$2,356,576	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(32,996) allocated to redeemable non-controlling interest)	—	—	—	(261,023)	—	(261,023)	(3,413)	(264,436)
Common stock repurchases	(82)	—	(21,773)	—	—	(21,855)	—	(21,855)
Stock based compensation expense, net	20	—	8,592	—	—	8,612	—	8,612
Dividends declared on common stock	—	—	—	(113,629)	—	(113,629)	—	(113,629)
Dividends declared on preferred stock	—	—	—	(31,478)	—	(31,478)	—	(31,478)
Dividends attributable to dividend equivalents	—	—	—	(320)	—	(320)	—	(320)
Decrease in fair value of available for sale securities	—	—	—	—	(3,832)	(3,832)	—	(3,832)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	210	210
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(835)	(835)
Balance, September 30, 2022	$3,732	$538,221	$2,343,395	$(965,788)	$(2,054)	$1,917,506	$36,614	$1,954,120

Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss)	—	—	—	157,024	—	157,024	(3,428)	153,596
Preferred stock issuance, net	—	138,569	—	—	—	138,569	—	138,569
Preferred stock redemption	—	(101,102)	—	(3,443)	—	(104,545)	—	(104,545)
Stock based compensation expense, net	16	—	7,129	—	—	7,145	—	7,145
Dividends declared on common stock	—	—	—	(113,809)	—	(113,809)	—	(113,809)
Dividends declared on preferred stock	—	—	—	(31,865)	—	(31,865)	—	(31,865)
Dividends attributable to dividend equivalents	—	—	—	(395)	—	(395)	—	(395)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,015)	(4,015)	—	(4,015)
Increase in fair value of available for sale securities	—	—	—	—	5,062	5,062	—	5,062
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	5,127	5,127
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,444)	(24)
Balance, September 30, 2021	$3,793	$542,232	$2,353,483	$(543,756)	$2,041	$2,357,793	$4,626	$2,362,419
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(297,432)	$153,596
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization	18,732	25,470
Depreciation and amortization expense related to operating real estate	120,914	10,019
Realized gains, net	(26,788)	(20,361)
Unrealized losses (gains), net	279,408	(80,157)
Gain on sale of real estate	(17,132)	—
Loss on extinguishment of mortgages payable on real estate and collateralized debt obligations	1,092	1,583
Income from preferred equity, mezzanine loan and equity investments	(23,494)	(36,144)
Distributions of income from preferred equity, mezzanine loan and equity investments	36,976	37,469
Stock based compensation expense, net	8,612	7,145
Changes in operating assets and liabilities	(17,517)	(20,621)
Net cash provided by operating activities	83,371	77,999

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	60,589	248,458
Principal paydowns received on investment securities	24,355	85,379
Purchases of investment securities	—	(53,711)
Principal repayments received on residential loans	1,016,213	759,150
Proceeds from sales of residential loans	—	67,452
Purchases of residential loans	(1,665,991)	(975,587)
Principal repayments received on preferred equity and mezzanine loan investments	20,400	50,150
Return of capital from equity investments	39,325	50,275
Funding of preferred equity, mezzanine loan and equity investments	(28,086)	(53,200)
Funding of joint venture investments in Consolidated VIEs	(177,570)	(65,195)
Net payments received from derivatives settled during the period	130	—
Net proceeds from sale of real estate	100,203	6,185
Cash received from initial consolidation of VIEs	6,897	3,716
Purchases of and capital expenditures on real estate	(196,621)	(13,466)
Purchases of other assets	(95)	(88)
Net cash (used in) provided by investing activities	(800,251)	109,518

Cash Flows from Financing Activities:
Net proceeds received from (payments made on) repurchase agreements	658,173	(72,498)
Proceeds from issuance of senior unsecured notes, net	—	96,267
Proceeds from issuance of collateralized debt obligations, net	741,720	433,241
Repayment of convertible notes	(138,000)	—
Repurchases of common stock	(21,855)	—
Preferred stock issuance, net	—	138,569
Redemption of preferred stock	—	(104,545)
Dividends paid on common stock and dividend equivalents	(114,288)	(113,676)
Dividends paid on preferred stock	(30,910)	(31,233)
Net distributions to non-controlling interest in Consolidated VIEs	(6,551)	(24)
Payments made on and extinguishment of collateralized debt obligations	(118,644)	(295,109)
Payments made on Consolidated SLST CDOs	(97,604)	(113,834)
Net (payments made on) proceeds received from mortgages payable on real estate	(13,105)	1,518
Net cash provided by (used in) financing activities	858,936	(61,324)

Net Increase in Cash, Cash Equivalents and Restricted Cash	142,056	126,193
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	337,861	304,490
Cash, Cash Equivalents and Restricted Cash - End of Period	$479,917	$430,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$106,005	$54,470
Cash paid for income taxes	$277	$6

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$664,437	$209,345
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$524,217	$162,238
Transfer from residential loans to real estate owned	$2,741	$3,787

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,065	$38,302
Dividends declared on preferred stock to be paid in subsequent period	$10,493	$10,929
Redemption of non-controlling interest by Consolidated VIE	$—	$3,420

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$355,276	$408,785
Restricted cash included in other assets	124,641	21,898
Total cash, cash equivalents, and restricted cash	$479,917	$430,683
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
1. Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust ("REIT") in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale, transferred either the assets and liabilities of the respective joint venture investments that are consolidated in accordance with GAAP or its equity investment in the joint venture entity to assets and liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2022, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the accompanying condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

The COVID-19 pandemic and resulting emergency measures led to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. Although the disruptions caused by the COVID-19 pandemic have shown signs of easing in 2022, uncertainty about the future of COVID-19 and variants remain. The Company believes the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Assets and Liabilities of Disposal Group Held for Sale – The Company considers its joint venture equity investments in multi-family properties to be held for sale when the following criteria are met: (i) management commits to a plan to sell the joint venture equity investments, (ii) the joint venture equity investments are available for sale immediately, (iii) the joint venture equity investments are actively being marketed for sale at a price that is reasonable in relation to their current fair value, (iv) the sale of the joint venture equity investments within one year is considered probable and (v) significant changes to the plan to sell are not expected. When joint venture investments are identified as held for sale, the Company transfers the related assets and liabilities to assets and liabilities of disposal group held for sale. The Company also discontinues depreciating (amortizing) the underlying real estate assets and estimates the fair value, net of selling costs, of such assets. Real estate included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate included in assets of disposal group held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the consolidated statements of operations in other income with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

The Company assesses the net fair value of real estate included in assets of disposal group held for sale each reporting period that assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets included in assets of disposal group held for sale that require an adjustment to the carrying amount are recorded in the consolidated statements of operations in other income with an allocation to non-controlling interest in the respective Consolidated VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell any joint venture equity investments previously classified as held for sale, the assets and liabilities are reclassified to held and used. Real estate assets that are reclassified are measured at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell the joint venture equity investment.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022				December 31, 2021
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,758,811	$973,944	$1,522,972	$4,255,727	$1,682,138	$1,071,228	$776,438	$3,529,804
(Discount)/premium	(16,202)	(5,180)	(68,066)	(89,448)	(44,256)	(2,998)	(37,011)	(84,265)
Unrealized (losses) gains	(81,291)	(107,979)	(43,833)	(233,103)	65,408	2,652	62,002	130,062
Carrying value	$1,661,318	$860,785	$1,411,073	$3,933,176	$1,703,290	$1,070,882	$801,429	$3,575,601

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of September 30, 2022 and December 31, 2021 (see Note 11).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 12).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 12).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2022			September 30, 2021
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(57,134)	$(33,188)	$(67,141)	$8,280	$6,287	$11,794

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(112,736)	$(110,631)	$(139,798)	$15,715	$(12,585)	$28,936

(1)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable (see Note 15). See Note 7 for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST, which include unrealized gains (losses) on the residential loans held in Consolidated SLST presented in the table above and unrealized gains (losses) on the CDOs issued by Consolidated SLST.

The Company recognized $1.9 million and $9.0 million of net realized gains on the payoff of residential loans, at fair value during the three and nine months ended September 30, 2022, respectively. The Company recognized $5.5 million and $13.7 million of net realized gains on the payoff of residential loans, at fair value for the three and nine months ended September 30, 2021, respectively. The Company also recognized $0.9 million and $1.4 million of net realized gains on the sale of residential loans, at fair value for the three and nine months ended September 30, 2021, respectively. The Company did not sell any residential loans during the three and nine months ended September 30, 2022.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of September 30, 2022 and December 31, 2021, respectively, are as follows:

	September 30, 2022			December 31, 2021
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	22.1%	10.5%	22.4%	21.7%	10.5%	22.0%
Florida	11.4%	10.2%	10.4%	10.4%	10.5%	8.9%
New York	8.9%	9.9%	7.8%	8.8%	9.8%	9.2%
Texas	8.0%	4.0%	6.0%	7.4%	4.0%	4.3%
New Jersey	7.2%	7.5%	4.5%	5.9%	7.3%	6.4%
Washington	5.2%	1.8%	3.4%	4.4%	1.9%	3.2%
Illinois	2.6%	7.3%	3.0%	2.7%	7.1%	2.3%
Massachusetts	2.5%	2.6%	5.3%	4.6%	2.7%	5.6%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
September 30, 2022	$124,720	$133,412	$8,915	$9,497
December 31, 2021	92,990	102,981	17,102	17,716

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $140.2 million and $135.9 million were 90 days or more delinquent as of September 30, 2022 and December 31, 2021, respectively.

4. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Investment amount	$96,887	$118,307
Deferred loan fees, net	(492)	(672)
Unrealized (losses) gains, net	(566)	2,386
Total, at Fair Value	$95,829	$120,021

For the three and nine months ended September 30, 2022, the Company recognized $2.5 million and $3.0 million in net unrealized losses on multi-family loans, respectively. For the three and nine months ended September 30, 2021, the Company recognized $0.4 million and $0.7 million in net unrealized gains on multi-family loans, respectively.
For the three and nine months ended September 30, 2022, the Company recognized $7.1 thousand and $1.0 million in premiums resulting from early redemption of multi-family loans, respectively. For the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $2.1 million in premiums resulting from early redemption of multi-family loans, respectively. Premiums resulting from early redemption of multi-family loans are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022		December 31, 2021
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,299	$3,363	$3,972	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of September 30, 2022 and December 31, 2021, respectively, are as follows:

	September 30, 2022	December 31, 2021
Texas	27.3%	28.3%
Florida	15.2%	12.2%
Tennessee	14.0%	11.0%
Ohio	8.8%	7.2%
Louisiana	6.8%	5.8%
Alabama	6.4%	5.0%
North Carolina	5.5%	7.0%
Indiana	5.2%	4.3%

5. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022				December 31, 2021
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Non-Agency RMBS	$49,566	$7,700	$(9,553)	$47,713	$100,186	$949	$(2,636)	$98,499
CMBS	32,355	—	(2,009)	30,346	32,600	684	(138)	33,146
ABS	970	141	—	1,111	21,795	17,884	—	39,679
Total investment securities available for sale - fair value option	82,891	7,841	(11,562)	79,170	154,581	19,517	(2,774)	171,324

CECL Securities
Non-Agency RMBS	25,570	—	(2,054)	23,516	27,743	1,787	(10)	29,520
Total investment securities available for sale - CECL Securities	25,570	—	(2,054)	23,516	27,743	1,787	(10)	29,520
Total	$108,461	$7,841	$(13,616)	$102,686	$182,324	$21,304	$(2,784)	$200,844

Accrued interest receivable for investment securities available for sale in the amount of $0.4 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and nine months ended September 30, 2022, the Company recognized $17.4 million and $20.5 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively. Net unrealized losses on investment securities for the three and nine months ended September 30, 2022 included a reversal of previously recognized unrealized gains amounting to $15.9 million on ABS that were sold during the quarter. For the three and nine months ended September 30, 2021, the Company recognized $5.4 million and $11.5 million in net unrealized gains on investment securities available for sale accounted for under the fair value option, respectively.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the three months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$36,215	$18,001	$—	$18,001
Total	$36,215	$18,001	$—	$18,001

	Three Months Ended September 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$43,579	$4,841	$—	$4,841
CMBS	89,481	5,496	(452)	5,044
Total	$133,060	$10,337	$(452)	$9,885

The following tables summarize our investment securities sold during the nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Nine Months Ended September 30, 2022
	Sales Proceeds	Realized Gains		Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374		$—	$374
ABS	36,215	18,001	`	—	18,001
Total	$60,589	$18,375		$—	$18,375

	Nine Months Ended September 30, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$115,662	$4,853	$(833)	$4,020
CMBS	132,796	11,083	(452)	10,631
Total	$248,458	$15,936	$(1,285)	$14,651

The Company recognized a write-down of fair value option non-Agency RMBS IOs for a realized loss of $4.8 million for the three and nine months ended September 30, 2021.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 37 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2022 and December 31, 2021, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.5 years and 5.8 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

Weighted Average Life	September 30, 2022	December 31, 2021
0 to 5 years	$31,850	$144,266
Over 5 to 10 years	58,958	39,306
10+ years	11,878	17,272
Total	$102,686	$200,844

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three and nine months ended September 30, 2022 and 2021.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

September 30, 2022	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$23,477	$(2,049)	$39	$(5)	$23,516	$(2,054)
Total	$23,477	$(2,049)	$39	$(5)	$23,516	$(2,054)

December 31, 2021	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$2,300	$(3)	$48	$(7)	$2,348	$(10)
Total	$2,300	$(3)	$48	$(7)	$2,348	$(10)

At September 30, 2022, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

6. Equity Investments, at Fair Value

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

The following table presents the Company's equity investments as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022		December 31, 2021
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Somerset Deerfield Investor, LLC	45%	$20,529	45%	$19,965
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	43%	6,210	43%	5,725
1122 Chicago DE, LLC	53%	8,109	53%	7,723
Bighaus, LLC	42%	16,166	42%	15,471
FF/RMI 20 Midtown, LLC	51%	26,338	51%	25,499
Palms at Cape Coral, LLC	34%	5,330	34%	5,175
America Walks at Port St. Lucie, LLC	62%	29,823	62%	30,383
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	17,780	57%	17,213
Lucie at Tradition Holdings, LLC	70%	17,153	70%	16,597
Syracuse Apartments and Townhomes, LLC	58%	19,763	—	—
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,138	—	—
DCP Gold Creek, LLC	—	—	44%	6,686
Rigsbee Ave Holdings, LLC	—	—	56%	11,331
Walnut Creek Properties Holdings, L.L.C.	—	—	36%	9,482
Lurin-RMI, LLC	—	—	38%	9,548
Total - Multi-Family Preferred Equity Ownership Interests		176,339		180,798

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC (1)	—	—	70%	3,770
GWR Gateway Partners, LLC (1)	—	—	70%	6,670
Total - Joint Venture Equity Investments in Multi-Family Properties		—		10,440

Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (2)	11%	1,975	11%	19,143
Constructive Loans, LLC (3)	—	27,500	—	29,250
Total - Single-Family Equity Ownership Interests		29,475		48,393
Total		$205,814		$239,631

(1)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the nine months ended September 30, 2022 (see Note 9).

(2)The Company's equity investment was partially redeemed, subject to holdbacks, as a result of a sale transaction initiated by the general partner during the nine months ended September 30, 2022.
(3)The Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. The Company purchased $5.5 million and $257.8 million of residential loans from the entity during the three and nine months ended September 30, 2022, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and nine months ended September 30, 2022 includes $4.2 million and $3.8 million of net unrealized losses, respectively. Income from these investments during the three and nine months ended September 30, 2021 includes $0.3 million of net unrealized losses and $0.6 million of net unrealized gains, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2022	2021	2022	2021
Somerset Deerfield Investor, LLC	$548	$569	$1,731	$1,711
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	163	152	485	450
1122 Chicago DE, LLC	212	229	690	675
Bighaus, LLC	388	450	1,325	1,328
FF/RMI 20 Midtown, LLC	287	771	1,897	2,275
Lurin-RMI, LLC	(1,242)	216	558	687
Palms at Cape Coral, LLC	68	189	381	189
America Walks at Port St. Lucie, LLC	376	775	2,180	775
EHOF-NYMT Sunset Apartments Preferred, LLC	219	—	1,327	—
Lucie at Tradition Holdings, LLC	126	—	1,342	—
Syracuse Apartments and Townhomes, LLC	67	—	1,174	—
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	243	—	243	—
DCP Gold Creek, LLC	—	189	254	589
Rigsbee Ave Holdings, LLC	—	120	(174)	1,335
Walnut Creek Properties Holdings, L.L.C.	—	257	(153)	797
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	—	331	—	1,035
Audubon Mezzanine Holdings, L.L.C. (Series A)	—	251	—	972
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	—	151	—	571
Towers Property Holdings, LLC	—	348	—	1,087
Mansions Property Holdings, LLC	—	335	—	1,048
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	—	89	—	355
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	—	204	—	819
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	—	252	—	1,014
Total Income - Multi-Family Preferred Equity Ownership Interests	$1,455	$5,878	$13,260	$17,712

For the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $2.8 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income from these investments for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2022	2021	2022	2021
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (1)	$—	$2,137	$50	$4,324
Constructive Loans, LLC (2)	(3,500)	—	(1,750)	—
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (3)	—	—	—	(15)
Total Income - Single-Family Equity Ownership Interests	$(3,500)	$2,137	$(1,700)	$4,309

Joint Venture Equity Investments in Multi-Family Properties (4)
GWR Cedars Partners, LLC	$(1,141)	$—	$(930)	$—
GWR Gateway Partners, LLC	88	—	426	—
Total Income - Joint Venture Equity Investments in Multi-Family Properties	$(1,053)	$—	$(504)	$—

(1)The Company's equity investment was partially redeemed during the nine months ended September 30, 2022.
(2)Includes net unrealized loss of $3.5 million and $1.8 million for the three and nine months ended September 30, 2022, respectively.
(3)The Company's equity investment was redeemed during the year ended December 31, 2021.
(4)Includes net unrealized loss of $1.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of September 30, 2022 and December 31, 2021. During the nine months ended September 30, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization with an outstanding principal balance of $14.7 million at the time of redemption and returned the assets held by the trust to the Company.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of September 30, 2022 and December 31, 2021, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 12). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Consolidated SLST securities owned by the Company had a fair value of $198.8 million and $230.3 million, respectively (see Note 15). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of September 30, 2022 and December 31, 2021.

Consolidated Real Estate VIEs

The Company invests in joint venture equity investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, income and expenses of these VIEs in the accompanying condensed consolidated financial statements with non-controlling interests or redeemable non-controlling interests for the third-party ownership of the joint ventures' membership interests. Additionally, during the nine months ended September 30, 2022, a Consolidated VIE purchased two multi-family apartment communities. The Company accounted for the initial consolidation of the joint venture equity investments and the real estate acquisitions by a Consolidated VIE in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the three and nine months ended September 30, 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash (1)	$—	$992	$8,576	$3,716
Operating real estate (1) (2)	—	135,832	730,988	209,345
Lease intangibles (1) (3)	—	8,373	41,892	13,337
Other assets (1)	—	3,084	8,258	8,779
Total assets	—	148,281	789,714	235,177

Mortgages payable on real estate, net (1)	—	100,407	570,682	162,238
Other liabilities (1)	—	1,827	4,662	2,624
Total liabilities	—	102,234	575,344	164,862

Non-controlling interest (4)	—	3,252	16,293	5,127
Net assets consolidated	$—	$42,795	$198,077	$65,188

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheets. See Note 9 for additional information.
(2)For joint venture equity investments that are not held for sale, included in real estate, net in the accompanying condensed consolidated balance sheets.
(3)For joint venture equity investments that are not held for sale, included in other assets in the accompanying condensed consolidated balance sheets.
(4)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.

During the year ended December 31, 2020, the Company reconsidered its evaluation of its variable interest in a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE and consolidated this VIE into its consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest which resulted in an equity transaction accounted for by the Company in accordance with ASC 810. In addition, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company. In March 2022, the entity completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment (see Note 8).

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of September 30, 2022 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$18,555	$18,555
Residential loans, at fair value	1,411,073	860,785	—	2,271,858
Real estate, net held in Consolidated VIEs (1)	—	—	546,118	546,118
Assets of disposal group held for sale (2)	—	—	1,137,475	1,137,475
Other assets	81,603	3,227	17,457	102,287
Total assets	$1,492,676	$864,012	$1,719,605	$4,076,293

Collateralized debt obligations ($1,309,735 at amortized cost, net and $660,069 at fair value)	$1,309,735	$660,069	$—	$1,969,804
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	387,761	387,761
Liabilities of disposal group held for sale (2)	—	—	875,576	875,576
Other liabilities	33,245	3,714	12,335	49,294
Total liabilities	$1,342,980	$663,783	$1,275,672	$3,282,435
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$27,786	$27,786
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$36,614	$36,614
Net investment (6)	$149,696	$200,229	$379,533	$729,458

(1)Included in real estate, net in the accompanying condensed consolidated balance sheets.
(2)Represents assets and liabilities, respectively, of certain Consolidated Real Estate VIEs included in disposal group held for sale (see Note 9).
(3)Included in mortgages payable on real estate, net in the accompanying condensed consolidated balance sheets.
(4)Represents redeemable third-party ownership of membership interests in Consolidated Real Estate VIEs. See Redeemable Non-Controlling Interest in Consolidated VIEs below.
(5)Represents third-party ownership of membership interests in Consolidated Real Estate VIEs.
(6)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between total assets and total liabilities held by VIEs, less non-controlling interests, if any.

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended September 30,
	2022			2021
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$9,013	$—	$9,013	$10,245	$—	$10,245
Interest expense	6,611	16,136	22,747	7,116	900	8,016
Total net interest income (expense)	2,402	(16,136)	(13,734)	3,129	(900)	2,229

Realized gains, net	—	921	921	—	—	—
Unrealized (losses) gains, net	(7,925)	24,022	16,097	4,302	—	4,302
Income from real estate	—	39,261	39,261	—	2,683	2,683
Other income	—	16,287	16,287	—	—	—
Total non-interest (loss) income	(7,925)	80,491	72,566	4,302	2,683	6,985

Expenses related to real estate (1)	—	51,183	51,183	—	6,601	6,601

Net (loss) income	(5,523)	13,172	7,649	7,431	(4,818)	2,613
Net loss attributable to non-controlling interest in Consolidated VIEs	—	2,617	2,617	—	394	394
Net (loss) income attributable to Company	$(5,523)	$15,789	$10,266	$7,431	$(4,424)	$3,007

(1)See Note 8 for depreciation and amortization expenses related to operating real estate.

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Nine Months Ended September 30,
	2022			2021
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$27,648	$—	$27,648	$31,042	$—	$31,042
Interest expense	18,796	36,119	54,915	21,371	1,641	23,012
Total net interest income (expense)	8,852	(36,119)	(27,267)	9,671	(1,641)	8,030

Realized gains, net	—	921	921	—	—	—
Unrealized (losses) gains, net	(27,480)	24,022	(3,458)	23,320	—	23,320
Income from real estate	—	97,308	97,308	—	6,329	6,329
Other income	—	16,287	16,287	—	—	—
Total non-interest (loss) income	(27,480)	138,538	111,058	23,320	6,329	29,649

Expenses related to real estate (1)	—	165,965	165,965	—	13,438	13,438

Net (loss) income	(18,628)	(63,546)	(82,174)	32,991	(8,750)	24,241
Net loss attributable to non-controlling interest in Consolidated VIEs	—	36,409	36,409	—	3,428	3,428
Net (loss) income attributable to Company	$(18,628)	$(27,137)	$(45,765)	$32,991	$(5,322)	$27,669

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and nine months ended September 30, 2022 (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning balance	$37,101	$66,392
Contributions	—	315
Distributions	(4,115)	(5,925)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(5,200)	(32,996)
Ending balance	$27,786	$27,786

Unconsolidated VIEs

As of September 30, 2022 and December 31, 2021, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2022 and December 31, 2021, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$1,111	$—	$—	$1,111
Non-Agency RMBS	—	31,339	—	—	31,339
Preferred equity investments in multi-family properties	95,829	—	176,339	—	272,168
Joint venture equity investments in multi-family properties (1)	—	—	—	9,936	9,936
Equity investments in entities that invest in residential properties	—	—	1,975	—	1,975
Maximum exposure	$95,829	$32,450	$178,314	$9,936	$316,529

	December 31, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$39,679	$—	$39,679
Non-Agency RMBS	—	30,924	—	30,924
Preferred equity investments in multi-family properties	120,021	—	180,798	300,819
Joint venture equity investments in multi-family properties	—	—	10,440	10,440
Equity investments in entities that invest in residential properties	—	—	19,143	19,143
Maximum exposure	$120,021	$70,603	$210,381	$401,005

(1)Transferred into assets of disposal group held for sale as of September 30, 2022.

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Land	$89,550	$111,182
Building and improvements	608,448	835,635
Furniture, fixture and equipment	13,054	23,546
Operating real estate	$711,052	$970,363
Accumulated depreciation	(15,314)	(3,890)
Operating real estate, net	$695,738	$966,473
Real estate held for sale, net (1)	$—	$51,110
Real estate, net (2)	$695,738	$1,017,583

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

Multi-family Apartment Properties

As of September 30, 2022 and December 31, 2021, the Company invested in joint venture equity investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

In August 2022, one of the joint ventures in which the Company held a common equity investment sold its multi-family apartment community for approximately $48.0 million, subject to certain prorations and adjustments typical in such real estate transactions and repaid the related mortgage payable in the amount of approximately $26.0 million. The sale generated a net gain of approximately $16.8 million and a loss on extinguishment of debt of approximately $0.5 million, both of which are included in other income on the accompanying condensed consolidated statements of operations, resulting in a net gain attributable to the Company's common shareholders of approximately $14.4 million.

As of September 30, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements. In July 2021, the VIE redeemed its non-controlling interest, which caused the entity to no longer meet the criteria for being characterized as a VIE and became a wholly-owned subsidiary of the Company (see Note 7). In November 2021, the Company determined that the multi-family apartment community owned by the wholly-owned subsidiary met the criteria to be classified as held for sale, transferred the property held by the wholly-owned subsidiary from operating real estate to real estate held for sale and recognized a $0.2 million loss. In March 2022, the entity completed the sale of its multi-family apartment community for approximately $52.0 million, subject to certain prorations and adjustments typical in such real estate transactions, repaid the related mortgage payable in the amount of approximately $37.0 million and redeemed the Company's preferred equity investment. The sale generated a net gain of approximately $0.4 million and a loss on extinguishment of debt of approximately $0.6 million, both of which are included in other income on the accompanying condensed consolidated statements of operations.

The multi-family apartment communities lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of September 30, 2022 and December 31, 2021, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. The following table presents the components of lease intangibles, net as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Lease intangibles	$30,094	$51,969
Accumulated amortization	(30,094)	(12,200)
Lease intangibles, net (1)	$—	$39,769

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

Real Estate Income and Expenses

Rental income and other income derived from real estate are included in income from real estate in the accompanying condensed consolidated statements of operations. Depreciation and amortization expenses related to operating real estate and other expenses incurred on real estate are included in expenses related to real estate on the accompanying condensed consolidated statements of operations. The following table presents the components of income from real estate and expenses related to real estate for the three and nine months ended September 30, 2022 and 2021, respectively, and includes income and expenses related to assets and liabilities of disposal group held for sale (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income	$35,354	$3,756	$90,779	$7,323
Other income	5,430	224	11,464	303
Total income from real estate	$40,784	$3,980	$102,243	$7,626

Interest expense, mortgages payable on real estate (1)	$16,136	$1,147	$36,445	$1,886

Depreciation expense on operating real estate	$16,025	$1,749	$41,269	$3,268
Amortization of lease intangibles related to operating real estate	16,908	3,993	79,645	6,751
Other expenses	20,750	2,807	51,517	5,367
Total expenses related to real estate	$53,683	$8,549	$172,431	$15,386
(1)Included in interest expense in the accompanying condensed consolidated statements of operations.

9. Assets and Liabilities of Disposal Group Held for Sale

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. As of September 30, 2022, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale, transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to assets and liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheets and recognized no loss.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of September 30, 2022 (dollar amounts in thousands):

Cash and cash equivalents (1)	$15,200
Equity investments	9,936
Real estate, net (1)	1,072,742
Other assets (1)	49,532
Total assets of disposal group held for sale	$1,147,410

Mortgages payable on real estate	$854,656
Other liabilities	20,920
Total liabilities of disposal group held for sale (1)	$875,576

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $24.2 million as of September 30, 2022.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. See Note 15 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Pretax loss of disposal group held for sale	$(2,648)	$(4,431)	$(50,621)	$(4,431)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	248	374	5,313	374
Pretax loss of disposal group attributable to Company's common stockholders	$(2,400)	$(4,057)	$(45,308)	$(4,057)

10. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Restricted cash (1)	$124,641	$48,259
Accrued interest receivable	37,426	26,688
Other receivables	12,982	14,507
Collections receivable from residential loan servicers	14,152	28,634
Recoverable advances on residential loans	12,600	14,143
Other assets in consolidated multi-family properties	13,549	21,668
Operating lease right-of-use assets	8,132	9,011
Real estate owned	3,049	2,055
Deferred tax assets	2,595	6,282
Lease intangibles, net in consolidated multi-family properties (2)	—	39,769
Other	4,414	4,003
Total	$233,540	$215,019

(1)Restricted cash represents cash held by third parties, including cash held by the Company's securitization trusts and consolidated multi-family properties.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the other assets, including lease intangibles, of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale in the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

Other Liabilities

The following table presents the components of the Company's other liabilities as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Advanced remittances from residential loan servicers	$84,480	$16,603
Dividends and dividend equivalents payable	48,558	48,328
Accrued expenses and other liabilities in consolidated multi-family properties	12,335	22,583
Accrued expenses	13,413	13,408
Accrued interest payable	11,908	9,051
Deferred revenue	9,662	13,019
Operating lease liabilities	8,691	9,584
Unfunded commitments for residential loans	4,711	21,364
Deferred tax liabilities	412	6,681
Other	3,019	460
Total	$197,189	$161,081

11. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	September 30, 2022	December 31, 2021
Residential loans	$1,161,864	$554,259
Investment securities	53,159	—
Total carrying value	$1,215,023	$554,259

As of September 30, 2022, the Company's only repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.62%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of September 30, 2022, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of September 30, 2022, the Company had $336.7 million included in cash and cash equivalents and $121.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at September 30, 2022 (dollar amounts in thousands):

Unencumbered Securities	September 30, 2022
Non-Agency RMBS (1)	$90,053
CMBS	30,346
ABS	1,111
Total	$121,510
(1)Includes IOs in Consolidated SLST with a fair value of $18.8 million as of September 30, 2022.

The Company also had unencumbered residential loans with a fair value of $221.7 million at September 30, 2022.

Residential Loans

The Company has repurchase agreements with four financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2022	$2,064,587	$1,163,408	$(1,544)	$1,161,864	$1,439,654	5.20%	13.09
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $620.7 million, a weighted average rate of 5.32%, and weighted average months to maturity of 19.09 months as of September 30, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with one of the counterparties with an aggregate outstanding balance of $542.7 million as of September 30, 2022 are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

As of September 30, 2022, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of September 30, 2022 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST). These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of September 30, 2022, the Company had amounts outstanding under repurchase agreements with one counterparty. As of December 31, 2021, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at September 30, 2022 (dollar amounts in thousands):

	September 30, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged

Non-Agency RMBS (1)	$53,159	$180,010	$211,992
Balance at end of the period	$53,159	$180,010	$211,992

(1)Represents first loss subordinated securities in Consolidated SLST.

As of September 30, 2022, the average days to maturity for repurchase agreements secured by investment securities was 7 days and the weighted average interest rate was 3.71%. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at September 30, 2022 amounted to $0.5 million and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at September 30, 2022 (dollar amounts in thousands):

Contractual Maturity	September 30, 2022
Within 30 days	$53,159
Over 30 day to 90 days	—
Over 90 days	—
Total	$53,159

As of September 30, 2022, the outstanding balance under our repurchase agreements secured by investment securities was funded at a weighted average advance rate of 30.0% that implies an average "haircut" of 70.0%.

12. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$716,652	$660,069	2.75%	2059
Residential loan securitizations	1,321,740	1,309,735	3.25%	2026 - 2062
Total collateralized debt obligations	$2,038,392	$1,969,804

	December 31, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$814,256	$839,419	2.75%	2059
Residential loan securitizations	686,122	682,802	2.43%	2026 - 2061
Total collateralized debt obligations	$1,500,378	$1,522,221

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 15).

The Company's collateralized debt obligations as of September 30, 2022 had stated maturities as follows:

Year ending December 31,	Total
2022	$—
2023	—
2024	—
2025	—
2026	180,000
2027	225,000
Thereafter	1,633,392
Total	$2,038,392

13. Debt

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

The following table presents interest expense from the Convertible Notes for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$2,156	$335	$6,469
Amortization of underwriter's discount and deferred charges	—	654	103	1,913
Total	$—	$2,810	$438	$8,382

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

As of September 30, 2022, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $2.8 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

As of September 30, 2022, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of September 30, 2022 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 4, 2022, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of September 30, 2022 and December 31, 2021, the Company invested in joint venture equity investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

In August 2022, one of the joint ventures in which the Company held a common equity investment completed the sale of its multi-family apartment community. In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $26.0 million and recorded a loss on extinguishment of debt of approximately $0.5 million, which is included in other income on the accompanying condensed consolidated statements of operations.

As of September 30, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its condensed consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company (see Note 7). In March 2022, the entity completed the sale of this multi-family apartment community and redeemed the Company's preferred equity investment. In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $37.0 million and recorded a loss on extinguishment of debt of approximately $0.6 million, which is included in other income on the accompanying condensed consolidated statements of operations.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
September 30, 2022	$391,636	$390,386	$(2,625)	$387,761	2025 - 2032	4.04%
December 31, 2021	745,915	718,717	(9,361)	709,356	2024 - 2031	3.56%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the joint venture entity, as required by the loan agreement, entered into an interest rate cap contract with a counterparty during the nine months ended September 30, 2022 that limits the indexed portion of the interest rate to a strike price of Term SOFR of 2.0% on the $29.0 million notional amount with an expiration date of April 1, 2024. The fair value of the interest rate cap contract of $1.0 million is included in other assets in the condensed consolidated balance sheets as of September 30, 2022. The consolidated multi-family apartment communities recorded realized gains of $0.9 million on interest rate cap contracts for the three and nine months ended September 30, 2022 and unrealized gains of $0.7 million for the three and nine months ended September 30, 2022, both of which are included in non-interest (loss) income in the condensed consolidated statements of operations.

Debt Maturities

As of September 30, 2022, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2022	$—
2023	—
2024	—
2025	27,750
2026	127,503
2027	—
Thereafter	380,133
$535,386

14. Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of September 30, 2022, no contingencies have been recorded on our condensed consolidated balance sheets as a result of COVID-19; however, as COVID-19, its variants and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2022, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Investment Commitment

On December 7, 2021, the Company entered into an agreement to fund joint venture equity investments in multi-family properties totaling $40.0 million with certain members of its existing joint ventures.

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

c.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying estimated cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since origination or the time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

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

f.Derivative Instruments – The Consolidated VIE's derivative instruments (interest rate cap agreements) are measured using models developed by either third-party pricing providers or the respective counterparty that use the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

g.Collateralized Debt Obligations – CDOs issued by Consolidated SLST are classified as Level 3 fair values for which fair value is determined by considering several market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments. The third-party pricing service or dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security. They will also consider contractual cash payments and yields expected by market participants.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,661,318	$1,661,318	$—	$—	$1,703,290	$1,703,290
Consolidated SLST	—	—	860,785	860,785	—	—	1,070,882	1,070,882
Residential loans held in securitization trusts	—	—	1,411,073	1,411,073	—	—	801,429	801,429
Multi-family loans	—	—	95,829	95,829	—	—	120,021	120,021
Investment securities available for sale:
Non-Agency RMBS	—	71,229	—	71,229	—	128,019	—	128,019
CMBS	—	30,346	—	30,346	—	33,146	—	33,146
ABS	—	1,111	—	1,111	—	39,679	—	39,679
Equity investments (1)	—	—	205,814	205,814	—	—	239,631	239,631
Derivative assets:
Interest rate caps (1) (2)	—	963	—	963	—	—	—	—
Assets of disposal group held for sale (3)	—	29,494	9,936	39,430	—	—	—	—
Total	$—	$133,143	$4,244,755	$4,377,898	$—	$200,844	$3,935,253	$4,136,097
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$660,069	$660,069	$—	$—	$839,419	$839,419
Total	$—	$—	$660,069	$660,069	$—	$—	$839,419	$839,419

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets in the condensed consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $29.5 million and equity investments classified as Level 3 instruments in the amount of $9.9 million as of September 30, 2022.

The following tables detail changes in valuation for the Level 3 assets for the nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,703,290	$1,070,882	$801,429	$120,021	$239,631	$—	$3,935,253
Total (losses)/gains (realized/unrealized)
Included in earnings	(109,846)	(113,257)	(130,217)	6,658	13,884	—	(332,778)
Transfers out (1)	(1,511)	—	(1,230)	—	—	—	(2,741)
Transfer to securitization trust, net (2)	(1,049,673)	—	1,049,673	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(9,936)	9,936	—
Funding/Contributions	—	—	—	—	28,086	—	28,086
Paydowns/Distributions	(468,669)	(96,840)	(377,163)	(30,850)	(65,851)	—	(1,039,373)
Purchases	1,587,727	—	68,581	—	—	—	1,656,308
Balance at the end of period	$1,661,318	$860,785	$1,411,073	$95,829	$205,814	$9,936	$4,244,755

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the nine months ended September 30, 2022, the Company completed three securitizations of certain performing, re-performing and business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

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

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2022	2021
	Consolidated SLST CDOs
Balance at beginning of period	$839,419	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(81,746)	(35,525)
Paydowns	(97,604)	(113,834)
Balance at the end of period	$660,069	$904,976

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

September 30, 2022	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,949,261	Discounted cash flow	Lifetime CPR	3.9%	—	-	35.6%
			Lifetime CDR	0.4%	—	-	21.4%
			Loss severity	6.9%	—	-	96.5%
			Yield	7.2%	5.5%	-	95.3%

	$123,130	Liquidation model	Annual home price appreciation	0.4%	—	-	8.6%
			Liquidation timeline (months)	22	9	-	50
			Property value	$1,712,179	$14,920	-	$13,800,000
			Yield	7.6%	7.5%	-	26.7%

Consolidated SLST (3)	$860,785		Liability price	N/A

Total	$3,933,176

Multi-family loans (1)	$95,829	Discounted cash flow	Discount rate	12.4%	11.0%	-	20.5%
			Months to assumed redemption	36	1	-	55
			Loss severity	—

Equity investments (1) (2)	$176,339	Discounted cash flow	Discount rate	13.3%	12.0%	-	15.5%
			Months to assumed redemption	21	1	-	37
			Loss severity	—

Equity investments in disposal group held for sale (2)	$9,936	Discounted cash flow	Discount rate	16.0%	16.0%	-	16.0%
			Months to assumed redemption	26	26	-	26
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$660,069	Discounted cash flow	Yield	5.6%	4.6%	-	10.0%
			Collateral prepayment rate	8.1%	3.1%	-	9.8%
			Collateral default rate	1.6%	—	-	10.2%
			Loss severity	16.3%	—	-	18.5%

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
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At September 30, 2022, the fair value of investment securities we own in Consolidated SLST amounts to $198.8 million.
(4)Weighted average yield calculated based on the weighted average fair value of the liabilities. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the liabilities.

The following table details the changes in unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2022 and 2021, respectively, for our Level 3 assets and liabilities held as of September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assets
Residential loans:
Residential loans (1)	$(57,296)	$7,881	$(90,749)	$21,476
Consolidated SLST (1)	(33,188)	6,287	(110,631)	(12,585)
Residential loans held in securitization trusts (1)	(66,697)	12,791	(150,664)	31,015
Multi-family loans (1)	(2,490)	538	(2,117)	1,203
Equity investments (2)	(6,387)	(294)	(4,581)	634
Equity investments in disposal group held for sale (2)	(1,054)	—	(504)	—
Liabilities
Consolidated SLST CDOs (1)	25,263	(1,985)	83,151	35,905

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$355,276	$355,276	$289,602	$289,602
Residential loans	Level 3	3,933,176	3,933,176	3,575,601	3,575,601
Multi-family loans	Level 3	95,829	95,829	120,021	120,021
Investment securities available for sale	Level 2	102,686	102,686	200,844	200,844
Equity investments	Level 3	205,814	205,814	239,631	239,631
Equity investments in disposal group held for sale	Level 3	9,936	9,936	—	—
Derivative assets	Level 2	963	963	—	—
Derivative assets in disposal group held for sale	Level 2	29,494	29,494	—	—
Financial Liabilities:
Repurchase agreements	Level 2	1,215,023	1,215,023	554,259	554,259
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,309,735	1,228,512	682,802	686,027
Consolidated SLST	Level 3	660,069	660,069	839,419	839,419
Subordinated debentures	Level 3	45,000	32,906	45,000	44,388
Convertible notes	Level 2	—	—	137,898	138,011
Senior unsecured notes	Level 2	97,210	86,007	96,704	102,215
Mortgages payable on real estate	Level 3	387,761	352,332	709,356	712,112
Mortgages payable on real estate in disposal group held for sale	Level 3	854,656	853,400	—	—

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

16. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,284,994 shares issued and outstanding as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

September 30, 2022

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2021 through September 30, 2022:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock (1)	Series C Preferred Stock(1)	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock		Series G Preferred Stock
September 16, 2022	October 1, 2022	October 15, 2022	$—	$—	$0.50	$0.4921875	$0.4296875		$0.43750
June 17, 2022	July 1, 2022	July 15, 2022	—	—	0.50	0.4921875	0.4296875		0.43750
March 14, 2022	April 1, 2022	April 15, 2022	—	—	0.50	0.4921875	0.4296875		0.43750
December 13, 2021	January 1, 2022	January 15, 2022	—	—	0.50	0.4921875	0.4296875		0.24792	(2)
September 13, 2021	October 1, 2021	October 15, 2021	0.484375	—	0.50	0.4921875	0.4679000	(3)	—
June 14, 2021	July 1, 2021	July 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—

(1)The Company redeemed all outstanding shares of its Series B Preferred Stock and Series C Preferred Stock in December 2021 and July 2021, respectively.
(2)Cash dividend for the short initial dividend period that began on November 24, 2021 and ended January 14, 2022.
(3)Cash dividend for the long initial dividend period that began on July 7, 2021 and ended on October 14, 2021.

(c) Common Stock

The Company had 800,000,000 authorized shares of common stock, par value $0.01 per share, with 373,150,076 and 379,405,240 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. During the three months ended September 30, 2022, the Company repurchased 5,469,318 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $14.3 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.62 per common share. During the nine months ended September 30, 2022, the Company repurchased 8,264,142 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $21.9 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.64 per common share. As of September 30, 2022, $178.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2021 and ended September 30, 2022:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	$0.10
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.10
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.10
Fourth Quarter 2021	December 13, 2021	December 27, 2021	January 25, 2022	0.10
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	0.10
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.10
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.10

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted (loss) earnings per common share.

During the three and nine months ended September 30, 2022, the PSUs and RSUs awarded under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan") were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three and nine months ended September 30, 2021, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(115,277)	$51,576	$(261,023)	$157,024
Less: Preferred Stock dividends	(10,493)	(11,272)	(31,478)	(31,865)
Less: Preferred Stock redemption charge	—	(3,443)	—	(3,443)
Net (loss) income attributable to Company's common stockholders	$(125,770)	$36,861	$(292,501)	$121,716
Basic weighted average common shares outstanding	377,078	379,395	379,677	379,193
Basic (Loss) Earnings per Common Share	$(0.33)	$0.10	$(0.77)	$0.32

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(115,277)	$51,576	$(261,023)	$157,024
Less: Preferred Stock dividends	(10,493)	(11,272)	(31,478)	(31,865)
Less: Preferred Stock redemption charge	—	(3,443)	—	(3,443)
Net (loss) income attributable to Company's common stockholders	$(125,770)	$36,861	$(292,501)	$121,716
Weighted average common shares outstanding	377,078	379,395	379,677	379,193
Net effect of assumed PSUs vested	—	1,378	—	1,746
Net effect of assumed RSUs vested	—	210	—	166
Diluted weighted average common shares outstanding	377,078	380,983	379,677	381,105
Diluted (Loss) Earnings per Common Share	$(0.33)	$0.10	$(0.77)	$0.32

18. Stock Based Compensation

Pursuant to the 2017 Plan, as approved by the Company's stockholders, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 43,170,000.

Of the common stock authorized at September 30, 2022, 28,786,246 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 919,019 shares under the 2017 Plan as of September 30, 2022. The Company’s employees have been issued 3,819,254 shares of restricted stock under the 2017 Plan as of September 30, 2022. At September 30, 2022, there were 2,154,008 shares of non-vested restricted stock outstanding, 6,233,373 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,054,880 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and nine months ended September 30, 2022, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.1 million and $3.4 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $3.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the nine months ended September 30, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,909,107	$5.05	1,603,766	$6.27
Granted	1,217,671	3.59	939,446	3.82
Vested	(884,959)	5.49	(621,438)	5.41
Forfeited	(87,811)	3.92	(131,432)	4.92
Non-vested shares as of September 30	2,154,008	$4.09	1,790,342	$5.10
Restricted stock granted during the period	1,217,671	$3.59	939,446	$3.82

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2022 and 2021, the Company had unrecognized compensation expense of $5.7 million related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at September 30, 2022 is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares vested during the nine months ended September 30, 2022 and 2021 was approximately $3.2 million and $2.5 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the nine months ended September 30, 2022 and 2021, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company's common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the nine months ended September 30, 2022 and 2021 include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the nine months ended September 30, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	3,376,740	$5.43	2,902,014	$4.98
Granted	844,534	4.87	1,631,661	5.56
Vested	(1,074,918)	4.00	(842,792)	4.20
Forfeited	—	—	(314,143)	5.29
Non-vested target PSUs as of September 30	3,146,356	$5.76	3,376,740	$5.43

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 733,496 shares of common stock during the nine months ended September 30, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 1,074,918. The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the nine months ended September 30, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2022 and 2021, there was $7.2 million and $9.2 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at September 30, 2022 is expected to be recognized over a weighted average period of 1.6 years. Compensation expense related to the PSUs was $1.6 million and $4.5 million for the three and nine months ended September 30, 2022, respectively. Compensation expense related to the PSUs was $0.9 million and $3.9 million for the three and nine months ended September 30, 2021, respectively.

(c) Restricted Stock Units

During the nine months ended September 30, 2022 and 2021, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the nine months ended September 30, 2022 and 2021 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the nine months ended September 30, 2022 and 2021, respectively, is presented below:

	2022		2021
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,016,252	$4.36	441,746	$6.23
Granted	422,267	3.72	815,830	3.69
Vested	(383,639)	4.58	(147,254)	6.23
Forfeited	—	—	(94,070)	4.37
Non-vested RSUs as of September 30	1,054,880	$4.03	1,016,252	$4.36

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the nine months ended September 30, 2022, 383,639 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the nine months ended September 30, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2022 and 2021, there was $2.6 million and $3.2 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at September 30, 2022 is expected to be recognized over a weighted average period of 1.6 years. Compensation expense related to the RSUs was $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. Compensation expense related to the RSUs was $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.

19. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit)/provision for the three and nine months ended September 30, 2022 and 2021, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current income tax expense	$2,089	$226	$2,320	$497
Deferred income tax (benefit)/expense	(2,419)	989	(2,582)	799
Total income tax (benefit)/provision	$(330)	$1,215	$(262)	$1,296

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of September 30, 2022 and December 31, 2021, respectively, are as follows (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$3,054	$3,615
Capital loss carryover	5,558	7,549
GAAP/Tax basis differences	1,269	254
Total deferred tax assets (1)	9,881	11,418
Deferred tax liabilities
GAAP/Tax basis differences	412	6,681
Total deferred tax liabilities (2)	412	6,681
Valuation allowance (1)	(7,286)	(5,136)
Total net deferred tax asset (liability)	$2,183	$(399)

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2022, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $9.0 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of September 30, 2022, the Company, through its wholly-owned TRSs, had also incurred approximately $16.3 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2027 if they are not offset by future capital gains.

At September 30, 2022, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $2.2 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

20. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Residential loans
Residential loans	$32,374	$20,480	$89,875	$60,295
Consolidated SLST	9,013	10,245	27,648	31,042
Residential loans held in securitization trusts	20,437	11,008	55,923	28,909
Total residential loans	61,824	41,733	173,446	120,246
Multi-family loans	2,862	3,449	8,646	11,980
Investment securities available for sale	3,916	7,129	12,922	22,279
Other	318	12	427	43
Total interest income	68,920	52,323	195,441	154,548
Interest expense		.
Repurchase agreements	18,448	3,110	35,625	10,884
Collateralized debt obligations
Consolidated SLST	6,611	7,116	18,796	21,371
Residential loan securitizations	11,192	5,053	27,377	14,788
Non-Agency RMBS re-securitization	—	—	—	283
Total collateralized debt obligations	17,803	12,169	46,173	36,442
Convertible notes	—	2,810	438	8,382
Senior unsecured notes	1,608	1,598	4,818	2,734
Subordinated debentures	704	458	1,713	1,374
Mortgages payable on real estate	16,136	1,147	36,445	1,886
Total interest expense	54,699	21,292	125,212	61,702
Net interest income	$14,221	$31,031	$70,229	$92,846

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
•our ability to dispose of assets from time to time on terms favorable to us, including the disposition over time of our joint venture equity investments;
•changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;
•changes in our relationships with and/or the performance of our operating partners;
•our ability to predict and control costs;
•changes in laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the novel coronavirus (“COVID-19”) and variants;
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

Special Note Regarding COVID-19 Pandemic

Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of the effects of the COVID-19 on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty. Future developments with respect to COVID-19 and its variants remain fluid and could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets.

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels while reducing our exposure to investment securities. Building scale in the portfolio and momentum in investment activity has proven challenging for much of the approximately 30 months following the March 2020 market disruption, with initial challenges driven in large part by robust demand for credit assets and elevated prepayment and redemption levels. Market opportunities in our areas of investment focus became more abundant from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.3 billion as of September 30, 2021. Extreme interest rate volatility and credit spread widening caused us to significantly curtail our investment activity and pipeline late in the second quarter of 2022. In light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 months, in the third quarter, we were selective in pursuing investments across the residential housing sector, choosing instead to focus on further enhancing our liquidity, strengthening our balance sheet and protecting our book value. During the third quarter, we opportunistically disposed of assets in our portfolio generating $32.4 million of net gains and, as further discussed below, also announced a repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties.

The mortgage industry, and the U.S. economy more generally, experienced significant headwinds throughout most of 2022, as rising bond yields, a rapidly flattening yield curve, Federal Reserve interest rate hikes and expectations for future interest rate hikes and tightening monetary policy, combined with elevated inflation data, geopolitical instability and growing concerns over the likelihood of an economic recession in the U.S. sometime in the next 12 months contributed to widening credit spreads that caused price declines for many of the residential credit assets in our portfolio. In our residential loan portfolio alone, we recorded approximately $252.5 million of unrealized losses for the nine months ended September 30, 2022 as compared to unrealized gains of $55.3 million for the year ended December 31, 2021. Consistent with our efforts to further strengthen our balance sheet, we completed a securitization of residential loans, resulting in approximately $220.8 million in net proceeds to us, which we used to repay outstanding financings related to residential loans. With the completion of this securitization, as of September 30, 2022, only 23% of our total financing arrangements (including Company sponsored CDOs) is subject to mark-to-market margin call risk, down from 99% at December 31, 2019.

On September 2022, we announced that our board of directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose of our joint venture equity interests in multi-family properties over time and, following disposition, we will reallocate the capital associated with such assets to our targeted assets. Beginning in 2020, we saw an attractive opportunity within the multi-family property sector to utilize our sourcing network and add common equity exposure to over 20 properties through joint venture equity investments. Due to various factors, the multi-family property sector recorded historical increases in per unit rent in several targeted markets resulting in improved valuations that we believe are capable of achieving our targeted returns for such investments on an accelerated timeline. As a result, we are considering various opportunities to monetize what we believe is appreciated value within our portfolio of multi-family joint venture equity investments. We believe that through a well-navigated disposition process, we can rotate the portfolio over time to more attractive investments in a higher rate environment. We expect to continue to invest in multi-family mezzanine lending going forward, which remains one of our targeted assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans and business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and credit-related and other assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, and debt or equity investments in alternative assets or businesses. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

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

We currently intend to continue to pursue selective investments across the residential housing sector, consider the opportunistic disposition of assets from our portfolio, including our joint venture equity investments, focus on generating higher portfolio turnover and prudently manage our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our undepreciated book value per common share during the expected continued volatile periods in the near future and will better enable us to rapidly reposition our portfolio in a higher interest rate environment and position us to deploy capital and seize on superior market opportunities in the market cycles ahead.

Portfolio Update

In the three months ended September 30, 2022, we continued to selectively pursue new single-family residential loans, multi-family investments and single-family rental property investments. Our investment activity was offset by prepayments, redemptions and distributions, opportunistic sales of investment securities and unrealized losses recognized on a majority of our investment portfolio due to increases in interest rates and wider credit spreads. The following table presents the activity for our investment portfolio for the three months ended September 30, 2022 (dollar amounts in thousands):

	June 30, 2022	Acquisitions (1)	Repayments (2)	Sales	Transfers to Disposal Group Held for Sale (3)	Fair Value Changes and Other (4)	September 30, 2022
Residential loans	$3,408,414	$100,622	$(314,607)	$—	$—	$(122,038)	$3,072,391
Preferred equity investments, mezzanine loans and equity investments	330,476	8,895	(16,525)	—	(9,936)	(11,267)	301,643
Investment securities
CMBS	30,096	—	(245)	—	—	495	30,346
Non-Agency RMBS	74,822	—	(4)	—	—	(3,589)	71,229
ABS	35,588	—	—	(36,215)	—	1,738	1,111
Total investment securities available for sale	140,506	—	(249)	(36,215)	—	(1,356)	102,686
Consolidated SLST (5)	208,585	—	—	—	—	(9,751)	198,834
Total investment securities	349,091	—	(249)	(36,215)	—	(11,107)	301,520
Equity investments in consolidated multi-family properties (6)	387,797	1,540	(26,550)	—	(237,655)	16,745	141,877
Equity investments in disposal group held for sale (3)	—	—	—	—	247,591	—	247,591
Single-family rental properties	142,848	7,531	—	—	—	(759)	149,620
Total investment portfolio	$4,618,626	$118,588	$(357,931)	$(36,215)	$—	$(128,426)	$4,214,642

(1)Includes draws funded for business purpose bridge loans and existing joint venture equity investments and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of September 30, 2022, the assets and liabilities related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales), net amortization/accretion/depreciation and net loss from real estate attributable to the Company.

(5)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of September 30, 2022 and June 30, 2022, respectively, follows (dollar amounts in thousands):

	September 30, 2022	June 30, 2022
Residential loans, at fair value	$860,785	$920,778
Deferred interest (a)	(1,882)	(1,960)
Less: Collateralized debt obligations, at fair value	(660,069)	(710,233)
Consolidated SLST investment securities owned by NYMT	$198,834	$208,585

(a)Included in other liabilities on our condensed consolidated balance sheets.

(6)See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

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

Financial and mortgage-related asset market conditions declined further during the third quarter of 2022. U.S. stocks finished down for the third quarter in a row with the Dow Jones Industrial Average and the Nasdaq Composite Index ending the third quarter down 6.7% and 4.1%, respectively. U.S. economic activity was pressured in the third quarter by rising interest rates, concerns over tightening monetary policy, near double digit inflation and geopolitical instability. As was the case for credit-sensitive assets generally across markets, pricing for many of the assets in our investment portfolio during the third quarter declined, particularly so in the final weeks of the quarter.

Thus far in 2022, equity markets have been challenged with investors absorbing the Federal Reserve’s combined 3.00% in interest rate hikes, taking the federal funds rate to its highest point since 2008, expected additional future rate hikes in 2022 and into 2023 and growing concerns of the potential for a U.S. economic recession within the next 12 months. Fixed-income markets have been accordingly impacted with the yield on the 2-year U.S. Treasury note increasing to 4.22% on September 30, 2022 from a yield of 0.73% on December 31, 2021, an increase of 349 basis points. Due to high inflation, expected increases in the federal funds rate, the Federal Reserve’s reduction of its balance sheet and growing recession concerns, we anticipate markets, and the pricing for many of our assets, will continue to experience volatility through year-end and into 2023.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in the third quarter of 2022, with real gross domestic product (“GDP”) increasing at a 2.6% (advanced estimate) annualized rate in the third quarter of 2022, versus a 0.6% decrease in the second quarter of 2022 and a 1.6% decrease in the first quarter of 2022.

Although the data remains mixed, the U.S. labor market began to see signs of a cooling pattern throughout the third quarter, adding 263,000 jobs in September, as compared to the monthly average of more than 440,000 during the first half of the year. According to the U.S. Department of Labor, the U.S. unemployment rate decreased slightly from 3.6% at the end of June 2022 to 3.5% at the end of September 2022, with the labor force participation rate returning to pre-pandemic rates in July and wages increasing 5.0% year-over-year. The number of unemployed persons decreased by 1.9 million year‑over‑year to 5.8 million as of September 2022. There continues to be a wide disparity between the number of available job openings, 10.1 million as of the end of September 2022, and the number of unemployed persons, resulting in a competitive labor market and rising wages.

The interest rate environment remained turbulent as the Federal Reserve raised interest rates again in September following two increases in the second quarter in an effort to rein in inflation as the Consumer Price Index (“CPI”) maintained multi-decade highs above 8% during the third quarter. The record-high inflation levels have put pressure on our mortgage borrowers, rents and operating partners. These rate hikes and the anticipation of future rate hikes by the Federal Reserve contributed to the Treasury curve inverting in July. On September 30, 2022, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 39 basis points, as compared to a 79 and 124 basis point spread on December 31, 2021 and September 30, 2021, respectively. The 2-year and 10-year yield curve has remained inverted since July.

As noted above, fears of an economic recession here in the U.S. continue to grow. A recent survey of economists by the Wall Street Journal indicated that the probability of a recession in the next twelve months is at 63%, a figure that has risen 14% since the last survey taken in July 2022. With two consecutive quarters of GDP contraction in 2022, the U.S. economy increasingly moves toward recession territory, which the National Bureau of Economic Research defines as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” An economic recession may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. The residential real estate market began to see the impacts of higher interest rates in the third quarter as existing-home sales slipped 1.5% in September from August and decreased for the eighth consecutive month. Although there has been a decline in home sales, data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for July 2022 showed that, on average, home prices increased 15.77% for the 20-City Composite over July 2021. According to the National Association of Realtors (“NAR”), the median existing-home price for all housing types in September 2022 was $384,000, up 8.4% from $355,100 in September 2021. Despite 127 consecutive months of year-over-year increases in median home prices, the longest streak on NAR’s records, median sales price declined for the third month in a row in September after reaching a record high of $413,800 in June, suggesting that homebuilding and pricing may be starting to moderate. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 909,000 and 1,061,000 for the three and nine months ended September 30, 2022, respectively, as compared to 1,131,000 for the year ended December 31, 2021. Overall, existing home inventory for sale at the end of September amounted to 3.2 months of supply, up from 2.4 months of supply in September 2021, according to the NAR. As interest rates continue to move higher, we expect this to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments, as well as the availability of certain of our targeted assets.

Multi-family Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 534,000 and 531,000 for the three and nine months ended September 30, 2022, respectively, as compared to 462,000 for the year ended December 31, 2021. Demand for new apartments will likely remain elevated in the near term, particularly in the South and Southeastern U.S. where demand has outpaced supply. Nationally, rents have continued to rise—building upon their double-digit growth in 2021. Weakening multi-family housing fundamentals, including, among other things, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. During the third quarter, both investment grade and high-yield credit spreads widened amid the Federal Reserve’s aggressive stance regarding interest rate increases and high inflation. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. During the third quarter, the bond market experienced continued yield gains with the closing yield of the 10-year U.S. Treasury Note rising from 2.88% on July 1, 2022 to 3.83% on September 30, 2022. Throughout the third quarter of 2022, the Treasury curve continued to experience volatility. The Treasury curve began the third quarter with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield at 4 basis points on July 1, 2022 before inverting and then ultimately closing the quarter with a spread of negative 39 basis points on September 30, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it plans to roll off to $95 billion each month. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. With inflation well above the 2% objective so far in 2022 and a strong labor market, the Federal Reserve approved a 0.25% increase to the target range for the federal funds rate on March 16, 2022, a 0.50% increase on May 4, 2022, a 0.75% increase on June 15, 2022, a 0.75% increase on July 27, 2022 and a 0.75% increase on September 21, 2022. With additional increases to the Federal Reserve’s target range possible in the remainder of 2022, some Federal Reserve officials expect the target range for the federal funds rate to reach a level between 4.25% and 4.50% by the end of 2022.

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

The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 and variants and geopolitical instability and uncertainty surrounding inflation, interest rates and the outlook for the U.S. and global economies, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Third Quarter 2022 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2022 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net loss attributable to Company's common stockholders	$(125,770)	$(292,501)
Net loss attributable to Company's common stockholders per share (basic)	$(0.33)	$(0.77)
Undepreciated loss (1)	$(101,473)	$(215,462)
Undepreciated loss per common share (1)	$(0.27)	$(0.57)
Comprehensive loss attributable to Company's common stockholders	$(126,879)	$(296,333)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.34)	$(0.78)
Yield on average interest earning assets (1) (2)	6.66%	6.71%
Interest income	$68,920	$195,441
Interest expense	$54,699	$125,212
Net interest income	$14,221	$70,229
Adjusted net interest income (1) (3)	$30,357	$106,674
Net interest spread (1) (3)	2.18%	2.93%
Book value per common share at the end of the period	$3.65	$3.65
Undepreciated book value per common share at the end of the period (1)	$3.89	$3.89
Economic return on book value (4)	(7.64)%	(15.96)%
Economic return on undepreciated book value (5)	(5.90)%	(11.60)%
Dividends per common share	$0.10	$0.30

(1)Represents a non-GAAP financial measure. A reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Calculated as the quotient of our adjusted interest income and our average interest earning assets, which excludes all Consolidated SLST assets other than those securities owned by the Company.
(3)Excludes interest expense recognized on mortgages payable on real estate. Our calculation of adjusted net interest income and net interest spread may not be comparable to similarly-titled measures of other companies who may use a different calculation.
(4)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.
(5)Economic return on undepreciated book value is based on the periodic change in undepreciated book value per common share, a non-GAAP financial measure, plus dividends declared per common share, if any, during the period.

Key Developments During Third Quarter 2022

Investing Activities

•A joint venture in which we held a common equity investment sold its multi-family apartment community for approximately $48.0 million. The sale generated a net gain attributable to the Company's common stockholders of approximately $14.4 million.

•Sold investment securities for approximately $36.2 million and recognized a realized gain of approximately $18.0 million.

•Announced a repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties.

Financing Activities

•Completed a securitization of residential loans, resulting in approximately $220.8 million in net proceeds to the Company after deducting expenses associated with the transaction. The Company utilized the net proceeds to repay outstanding repurchase agreement financing related to residential loans.

•Repurchased 5.5 million shares of common stock at an average repurchase price of $2.62 per share.

Subsequent Developments

•Subsequent to quarter end, settled on the repurchase of an additional 2.1 million shares of common stock at an average repurchase price of $2.23 per share.

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2022 and December 31, 2021, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes and senior unsecured notes, short-term and longer-term repurchase agreements, CDOs and trust preferred debentures. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands).

At September 30, 2022:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,933,176	$—	$—	$3,933,176
Consolidated SLST CDOs	(660,069)	—	—	(660,069)
Multi-family loans	—	95,829	—	95,829
Investment securities available for sale	71,229	30,346	1,111	102,686
Equity investments	—	176,339	29,475	205,814
Equity investments in consolidated multi-family properties (1)	—	141,877	—	141,877
Equity investments in disposal group held for sale (2)	—	247,591	—	247,591
Single-family rental properties	149,620	—	—	149,620
Total investment portfolio carrying value	3,493,956	691,982	30,586	4,216,524
Liabilities:
Repurchase agreements	(1,215,023)	—	—	(1,215,023)
Residential loan securitization CDOs	(1,309,735)	—	—	(1,309,735)
Senior unsecured notes	—	—	(97,210)	(97,210)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	121,716	—	337,528	459,244
Other	(35,119)	(4,548)	(51,627)	(91,294)
Net Company capital allocated	$1,055,795	$687,434	$174,277	$1,917,506

Company Recourse Leverage Ratio (4)				0.5x
Portfolio Recourse Leverage Ratio (5)				0.4x

(1)Represents the Company's equity investments in consolidated multi-family properties that are not held for sale. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(2)Includes both unconsolidated and consolidated equity investments in multi-family properties that are held for sale in disposal group. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(3)Excludes cash in the amount of $33.8 million and restricted cash in the amount of $2.1 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include certain repurchase agreement financing amounting to $371.7 million, Consolidated SLST CDOs amounting to $660.1 million, residential loan securitization CDOs amounting to $1.3 billion and mortgages payable on real estate amounting to $387.8 million as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2021:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,575,601	$—	$—	$3,575,601
Consolidated SLST CDOs	(839,419)	—	—	(839,419)
Multi-family loans	—	120,021	—	120,021
Investment securities available for sale	128,019	33,146	39,679	200,844
Equity investments	—	191,238	48,393	239,631
Equity investments in consolidated multi-family properties (1)	—	261,639	—	261,639
Single-family rental properties	38,749	—	—	38,749
Total investment portfolio carrying value	2,902,950	606,044	88,072	3,597,066
Liabilities:
Repurchase agreements	(554,259)	—	—	(554,259)
Residential loan securitization CDOs	(682,802)	—	—	(682,802)
Convertible notes	—	—	(137,898)	(137,898)
Senior unsecured notes	—	—	(96,704)	(96,704)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	39,366	—	260,279	299,645
Other	29,612	(13,205)	(55,424)	(39,017)
Net Company capital allocated	$1,734,867	$592,839	$13,325	$2,341,031

Company Recourse Leverage Ratio (3)				0.4x
Portfolio Recourse Leverage Ratio (4)				0.2x

(1)Represents the Company's equity investments in consolidated multi-family apartment communities. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's condensed consolidated financial statements.
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

Results of Operations

The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2022 and 2021, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and nine months ended September 30, 2022 are greater or less than the results from the respective period in 2021. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 and increases or decreases in the "nine-month periods" refer to the change in results for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

The following table presents the main components of our net (loss) income for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Interest income	$68,920	$52,323	$16,597	$195,441	$154,548	$40,893
Interest expense	54,699	21,292	33,407	125,212	61,702	63,510
Net interest income	14,221	31,031	(16,810)	70,229	92,846	(22,617)
Total non-interest (loss) income	(57,028)	49,412	(106,440)	(124,046)	132,409	(256,455)
General and administrative expenses	11,610	12,458	(848)	39,143	36,419	2,724
Expenses related to real estate	53,683	8,549	45,134	172,431	15,386	157,045
Portfolio operating expenses	10,124	7,039	3,085	32,303	18,558	13,745
(Loss) income from operations before income taxes	(118,224)	52,397	(170,621)	(297,694)	154,892	(452,586)
Income tax (benefit) expense	(330)	1,215	(1,545)	(262)	1,296	(1,558)
Net loss attributable to non-controlling interest in consolidated variable interest entities	2,617	394	2,223	36,409	3,428	32,981
Net (loss) income attributable to Company	(115,277)	51,576	(166,853)	(261,023)	157,024	(418,047)
Preferred stock dividends	10,493	11,272	(779)	31,478	31,865	(387)
Preferred stock redemption charge	—	3,443	(3,443)	—	3,443	(3,443)
Net (loss) income attributable to Company's common stockholders	(125,770)	36,861	(162,631)	(292,501)	121,716	(414,217)
Basic (loss) earnings per common share	$(0.33)	$0.10	$(0.43)	$(0.77)	$0.32	$(1.09)
Diluted (loss) earnings per common share	$(0.33)	$0.10	$(0.43)	$(0.77)	$0.32	$(1.09)

Interest Income and Interest Expense

During the three- and nine-month periods, interest income increased primarily due to the increase in our average interest earning assets as the Company continued to invest in residential loans, particularly higher-yielding business purpose loans. This increase was offset by an increase of interest expense during the three- and nine-month periods due to 1) increased borrowings on repurchase agreement and securitization financings, 2) an increase in cost of financing due to an increase in interest rates and 3) an increase in interest expense related to mortgages payable on real estate due to the impact of multi-family joint venture investments consolidated since September 2021.

Non-Interest Income (Loss)

Realized Gains, Net

The following table presents the components of realized gains, net recognized for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Residential loans	$1,673	$3,219	$(1,546)	$7,492	$10,500	$(3,008)
Investment securities and derivatives	18,922	5,095	13,827	19,296	9,861	9,435
Total realized gains, net	$20,595	$8,314	$12,281	$26,788	$20,361	$6,427

During the three months ended September 30, 2022, the Company recognized $18.0 million of realized gain on the sale of ABS and $1.7 million of net realized gains related to our residential loan portfolio, primarily as a result of loan prepayments. During the three months ended September 30, 2021, the Company recognized net realized gains of $3.2 million related to our residential loan portfolio, primarily as a result of loan prepayments. The Company also recognized net realized gains of $5.0 million and $4.8 million on the sale of CMBS and non-Agency RMBS, respectively, offset by a write-down of $4.8 million recognized on the Company's investment in non-Agency RMBS IOs during the three months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company recognized net realized gains of $18.4 million on the sale of ABS and non-Agency RMBS and net realized gains of $7.5 million related to our residential loan portfolio, primarily as a result of loan prepayments. During the nine months ended September 30, 2021, the Company recognized net realized gains of $10.6 million and $4.0 million on the sale of CMBS and non-Agency RMBS, respectively, offset by a write-down of $4.8 million recognized on the Company's investment in non-Agency RMBS IOs. The Company also recognized net realized gains on residential loans of $10.5 million during the nine months ended September 30, 2021, primarily as a result of loan prepayments.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Residential loans	$(124,275)	$20,074	$(144,349)	$(252,534)	$44,651	$(297,185)
Consolidated SLST	(7,925)	4,302	(12,227)	(27,480)	23,320	(50,800)
Preferred equity and mezzanine loan investments	(2,509)	392	(2,901)	(2,951)	688	(3,639)
Investment securities and derivatives	6,653	5,370	1,283	3,557	11,498	(7,941)
Total unrealized (losses) gains, net	$(128,056)	$30,138	$(158,194)	$(279,408)	$80,157	$(359,565)

The Company recognized $128.1 million and $279.4 million in net unrealized losses for the three and nine months ended September 30, 2022, primarily due to credit spread widening that impacted the pricing of our credit assets, particularly our residential loans and investment in Consolidated SLST. Net unrealized losses on our investment securities for the three and nine months ended September 30, 2022 included a reversal of previously recognized unrealized gains amounting to $15.9 million on ABS that were sold during the quarter as well as additional unrealized losses on non-Agency RMBS and CMBS due to credit spread widening. Unrealized losses on investment securities for the nine months ended September 30, 2022 were partially offset by unrealized gains recognized on certain non-Agency IOs during the period as a result of an increase in interest rates. During the three and nine months ended September 30, 2022, the Company recognized $24.0 million of unrealized gains related to interest rate cap agreements entered into by multi-family joint ventures, also as a result of an increase in interest rates during the period.

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

Income from Equity Investments

The following table presents the components of income from equity investments for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Preferred return on preferred equity investments accounted for as equity	$5,651	$6,172	$(521)	$17,015	$17,078	$(63)
Unrealized (losses) gains, net on preferred equity investments accounted for as equity	(4,195)	(294)	(3,901)	(3,757)	634	(4,391)
(Loss) from unconsolidated joint venture equity investments in multi-family properties	(1,054)	—	(1,054)	(503)	—	(503)
(Loss) income from entities that invest in or originate residential properties and loans	(3,500)	2,137	(5,637)	(1,699)	4,309	(6,008)
Total (loss) income from equity investments	$(3,098)	$8,015	$(11,113)	$11,056	$22,021	$(10,965)

Income from equity investments decreased in the three- and nine-month periods, primarily due to net unrealized losses recognized on preferred equity and residential equity investments. Income from equity investments also decreased in the three- and nine-month periods due to the redemption of a residential equity investment in the first quarter of 2022. Preferred return on preferred equity investments decreased in the three-month period as a result of investment redemptions since September 30, 2021.

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$1,356	$117	$1,239	$3,839	$2,147	$1,692
Gain on sale of real estate held for sale	16,759	—	16,759	17,132	—	17,132
Miscellaneous	(5,368)	(1,152)	(4,216)	(5,696)	97	(5,793)
Total other income	$12,747	$(1,035)	$13,782	$15,275	$2,244	$13,031

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net increase in other income in the three- and nine-month periods is primarily due to gain recognized on the sale of real estate held for sale during the three months ended September 30, 2022. The increase in the three- and nine-month periods was partially offset by an impairment loss related to an equity investment recognized during the three months ended September 30, 2022.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,916	$8,612	$304	$29,733	$27,204	$2,529
Professional fees	1,206	858	348	3,420	2,465	955
Other	1,488	2,988	(1,500)	5,990	6,750	(760)
Total general and administrative expenses	$11,610	$12,458	$(848)	$39,143	$36,419	$2,724

The decrease in general and administrative expenses in the three-month period is primarily related to other expenses and reduced state capital base tax.

The increase in general and administrative expenses in the nine-month period is primarily related to an increase in salary and stock-based compensation expenses due in part to an increase in employee headcount and an increase in legal and audit fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Portfolio operating expenses	$10,124	$7,039	$3,085	$32,303	$18,558	$13,745

The increase in portfolio operating expenses in both the three- and nine-month periods can be attributed primarily to increased servicing fees due to increased investment in residential loans since September 2021.

Net (Loss) Income from Real Estate

The following table presents the components of net (loss) income from real estate for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Income from real estate	$40,784	$3,980	$36,804	$102,243	$7,626	$94,617
Interest expense, mortgages payable on real estate (1)	(16,136)	(1,147)	(14,989)	(36,445)	(1,886)	(34,559)
Expenses related to real estate:
Depreciation expense on operating real estate	(16,025)	(1,749)	(14,276)	(41,269)	(3,268)	(38,001)
Amortization of lease intangibles related to operating real estate	(16,908)	(3,993)	(12,915)	(79,645)	(6,751)	(72,894)
Other expenses	(20,750)	(2,807)	(17,943)	(51,517)	(5,367)	(46,150)
Total expenses related to real estate	(53,683)	(8,549)	(45,134)	(172,431)	(15,386)	(157,045)
Net gain (2)	41,213	—	41,213	40,983	—	40,983
Net income (loss) from real estate	12,178	(5,716)	17,894	(65,650)	(9,646)	(56,004)
Net loss attributable to non-controlling interest	2,617	394	2,223	36,409	3,428	32,981
Net income (loss) from real estate attributable to Company	$14,795	$(5,322)	$20,117	$(29,241)	$(6,218)	$(23,023)

(1)Included in interest expense in the Company's condensed consolidated statements of operations.

(2)Includes $16.8 million of gain on sale and $0.5 million of loss on extinguishment of mortgages payable on real estate included in other income, $0.9 million included in realized gains, net and $24.0 million of unrealized gains on derivatives included in unrealized gains, net in the Company's condensed consolidated statements of operations for the three months ended September 30, 2022. Includes $17.1 million of gain on sale and $1.1 million of loss on extinguishment of mortgages payable on real estate included in other income, $0.9 million included in realized gains, net and $24.0 million of unrealized gains on derivatives included in unrealized gains, net in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2022.

Since September 30, 2021, we have significantly grown our portfolio of joint venture equity investments in multi-family properties, the assets and liabilities of which are consolidated in our condensed consolidated financial statements in accordance with GAAP. The increase in net income from real estate in the three-month periods was primarily due to unrealized gains recognized on interest rate cap agreements related to mortgages payable as a result of an increase in interest rates, as well as gain recognized on the sale of real estate held for sale during the three months ended September 30, 2022. The increase was partially offset by net loss attributable to depreciation expense and amortization of lease intangibles related to the operating real estate.
The increase in net loss from real estate in the nine-month periods is primarily related to the activity of the consolidated joint venture equity investments in multi-family properties. A significant portion of the net loss is attributable to depreciation expense and amortization of lease intangibles related to the operating real estate.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(125,770)	$36,861	$(162,631)	$(292,501)	$121,716	$(414,217)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Non-Agency RMBS	(1,109)	621	(1,730)	(3,832)	5,341	(9,173)
CMBS	—	16	(16)	—	(279)	279
Total	(1,109)	637	(1,746)	(3,832)	5,062	(8,894)
Reclassification adjustment for net gain included in net (loss) income	—	(6,045)	6,045	—	(4,015)	4,015
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,109)	(5,408)	4,299	(3,832)	1,047	(4,879)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(126,879)	$31,453	$(158,332)	$(296,333)	$122,763	$(419,096)

The changes in other comprehensive income (loss) ("OCI") for the three-month periods can be attributed primarily to the reclassification of previously recognized net unrealized gains reported in OCI to net realized gains as a result of the sale of certain investment securities in the prior period. During the three months ended September 30, 2022, the net fair value of our investment securities where fair value option was not elected decreased as a result of credit spread widening.

The changes in OCI for the nine-month periods can be attributed primarily to a decrease in the fair value of our investment securities where fair value option was not elected during the nine months ended September 30, 2022 as a result of credit spread widening. During the nine months ended September 30, 2021, the net fair value of our investment securities where fair value option was not elected increased as a result of general spread tightening during the period. Additionally, previously recognized net unrealized gains reported in OCI were reclassified to net realized gains in relation to the sale of certain investment securities during the nine months ended September 30, 2021.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of September 30, 2022, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and nine months ended September 30, 2022 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,535,866	378,647	$4.06	$1,783,906	379,405	$4.70
Common stock issuance, net (2)	3,278	(28)		8,612	2,009
Common stock repurchase	(14,314)	(5,469)		(21,855)	(8,264)
Balance after share activity	1,524,830	373,150	4.09	1,770,663	373,150	4.75
Dividends and dividend equivalents declared	(37,570)		(0.10)	(113,949)		(0.31)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (3)	(1,109)		—	(3,832)		(0.01)
Net loss attributable to Company's common stockholders	(125,770)		(0.34)	(292,501)		(0.78)
Ending Balance	$1,360,381	373,150	$3.65	$1,360,381	373,150	$3.65

(1)Outstanding shares used to calculate book value per common share for the three and nine months ended September 30, 2022 are 373,150,076.
(2)Includes amortization of stock based compensation.
(3)The decrease relates to unrealized losses on our investment securities due to reductions in pricing.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost, net interest spread, undepreciated earnings and undepreciated book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

Adjusted Net Interest Income and Net Interest Spread

Financial results for the Company during a given period include the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Adjusted net interest income and net interest spread (both supplemental non-GAAP financial measures) are impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased investments and the prepayment rates on investments will impact adjusted net interest income as such factors will be amortized over the expected term of such investments.

We provide the following non-GAAP financial measures, in total and by investment category, for the respective period:

•adjusted interest income – calculated by reducing our GAAP interest income by the interest expense recognized on Consolidated SLST CDOs,
•adjusted interest expense – calculated by reducing our GAAP interest expense by the interest expense recognized on Consolidated SLST CDOs and mortgages payable on real estate,
•adjusted net interest income – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets, which excludes all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

We provide the non-GAAP financial measures listed above because we believe these non-GAAP financial measures provide investors and management with additional detail and enhance their understanding of our interest earning asset yields, in total and by investment category, relative to the cost of our financing and the underlying trends within our portfolio of interest earning assets. In addition to the foregoing, our management team uses these measures to assess, among other things, the performance of our interest earning assets in total and by asset, possible cash flows from our interest earning assets in total and by asset, our ability to finance or borrow against the asset and the terms of such financing and the composition of our portfolio of interest earning assets, including acquisition and disposition determinations. These measures remove the impact of joint venture equity investments and Consolidated SLST that we consolidate in accordance with GAAP by (i) excluding mortgages payable on real estate since the joint ventures themselves, and not the Company, directly incur interest expense for these liabilities and the mortgages directly finance the multi-family properties which are non-interest earning assets, and (ii) only including the interest income earned by the Consolidated SLST securities that are actually owned by the Company, as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company.

Our calculation of the non-GAAP financial measures presented below may not be comparable to similarly-titled measures of other companies who may use different calculations.

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):
Three Months Ended September 30, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$57,667	$3,414	$1,228	$62,309
Adjusted Interest Expense (1)	(29,610)	(30)	(2,312)	(31,952)
Adjusted Net Interest Income (1)	$28,057	$3,384	$(1,084)	$30,357

Average Interest Earning Assets (3)	$3,597,311	$137,268	$9,706	$3,744,285
Average Interest Bearing Liabilities (4)	$2,679,668	$3,485	$145,000	$2,828,153

Yield on Average Interest Earning Assets (1) (5)	6.41%	9.95%	50.61%	6.66%
Average Financing Cost (1) (6)	(4.38)%	(3.42)%	(6.33)%	(4.48)%
Net Interest Spread (1) (7)	2.03%	6.53%	44.28%	2.18%

Three Months Ended September 30, 2021

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$39,144	$4,247	$1,816	$45,207
Adjusted Interest Expense (1)	(8,163)	—	(4,866)	(13,029)
Adjusted Net Interest Income (1)	$30,981	$4,247	$(3,050)	$32,178

Average Interest Earning Assets (3)	$2,608,604	$195,431	$26,468	$2,830,503
Average Interest Bearing Liabilities (4)	$1,040,540	—	283,000	$1,323,540

Yield on Average Interest Earning Assets (1) (5)	6.00%	8.69%	27.44%	6.39%
Average Financing Cost (1) (6)	(3.14)%	—	(6.88)%	(3.94)%
Net Interest Spread (1) (7)	2.86%	8.69%	20.56%	2.45%

Nine Months Ended September 30, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$160,752	$9,985	$5,908	$176,645
Adjusted Interest Expense (1)	(62,850)	(152)	(6,969)	(69,971)
Adjusted Net Interest Income (1)	$97,902	$9,833	$(1,061)	$106,674

Average Interest Earning Assets (3)	$3,353,215	$139,062	$17,793	$3,510,070
Average Interest Bearing Liabilities (4)	$2,315,687	$7,360	$151,925	$2,474,972

Yield on Average Interest Earning Assets (1) (5)	6.39%	9.57%	44.27%	6.71%
Average Financing Cost (1) (6)	(3.63)%	(2.76)%	(6.13)%	(3.78)%
Net Interest Spread (1) (7)	2.76%	6.81%	38.14%	2.93%

Nine Months Ended September 30, 2021

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$111,858	$16,133	$5,186	$133,177
Adjusted Interest Expense (1)	(25,955)	—	(12,490)	(38,445)
Adjusted Net Interest Income (1)	$85,903	$16,133	$(7,304)	$94,732

Average Interest Earning Assets (3)	$2,549,489	$264,889	$29,591	$2,843,969
Average Interest Bearing Liabilities (4)	1,030,809	—	244,333	$1,275,142

Yield on Average Interest Earning Assets (1) (5)	5.85%	8.12%	23.37%	6.24%
Average Financing Cost (1) (6)	(3.36)%	—	(6.82)%	(4.02)%
Net Interest Spread (1) (7)	2.49%	8.12%	16.55%	2.22%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods and excludes all Consolidated SLST assets other than those securities owned by the Company.
(4)Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods and excludes Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes.
(5)Yield on Average Interest Earning Assets is calculated by dividing our annualized adjusted interest income relating to our portfolio of interest earning assets by our Average Interest Earning Assets for the respective periods.
(6)Average Financing Cost is calculated by dividing our annualized adjusted interest expense by our Average Interest Bearing Liabilities.
(7)Net Interest Spread is the difference between our Yield on Average Interest Earning Assets and our Average Financing Cost.
(8)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's condensed consolidated financial statements. Our GAAP interest income includes interest income recognized on the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST. Our GAAP interest expense includes interest expense recognized on the Consolidated SLST CDOs that permanently finance the residential loans in Consolidated SLST. We calculate adjusted interest income by reducing our GAAP interest income by the interest expense recognized on the Consolidated SLST CDOs and adjusted interest expense by excluding the interest expense recognized on the Consolidated SLST CDOs, thus only including the interest income earned by the SLST securities that are actually owned by the Company in adjusted net interest income.

Our average interest bearing liabilities and adjusted interest expense increased during the three-month period, primarily due to additional repurchase agreement and securitization financings and an increase in the cost of financing due to base interest rate movements. The increase to adjusted interest expense of $18.9 million was partially offset by an $18.5 million increase in single-family adjusted interest income, primarily due to increased investment in higher-yielding business purpose loans. During the nine-month period, our average interest earning assets increased primarily due to additional investment in higher-yielding business purpose loans, contributing to an increase of $12.0 million in single-family adjusted net interest income. These increases were partially offset by CMBS sales and multi-family loan redemptions since September 30, 2021, contributing to a net decrease of $6.1 million in multi-family adjusted interest income. Average interest bearing liabilities increased during the nine-month period, primarily due to additional repurchase agreement financing obtained on residential loans and investment securities and securitization financings related to residential loans. As a result, single-family adjusted interest expense increased by $36.9 million during the nine-month period.

Net interest spread decreased during the three-month period, primarily due to an increase in the cost of financing due to base interest rate movements in 2022. The decrease was partially offset by an increase in yield on average interest earning assets due to our continued investment in higher-yielding business purpose loans. Net interest spread increased during the nine-month period, primarily due to our continued investment in higher-yielding business purpose loans. The Company also lowered its average portfolio financing cost through the issuance of three new residential loan securitizations in 2022 with a weighted average interest rate of 3.77% and the redemption of the Convertible Notes (defined below) in the first quarter of 2022.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the three and nine months ended September 30, 2022 and 2021, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended September 30,
	2022				2021
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$64,278	$3,414	$1,228	$68,920	$46,260	$4,247	$1,816	$52,323
GAAP interest expense	(36,221)	(16,166)	(2,312)	(54,699)	(15,279)	(1,147)	(4,866)	(21,292)
GAAP total net interest income	$28,057	$(12,752)	$(1,084)	$14,221	$30,981	$3,100	$(3,050)	$31,031

GAAP interest income	$64,278	$3,414	$1,228	$68,920	$46,260	$4,247	$1,816	$52,323
Remove interest expense from:
Consolidated SLST CDOs	(6,611)	—	—	(6,611)	(7,116)	—	—	(7,116)
Adjusted interest income	$57,667	$3,414	$1,228	$62,309	$39,144	$4,247	$1,816	$45,207

GAAP interest expense	$(36,221)	$(16,166)	$(2,312)	$(54,699)	$(15,279)	$(1,147)	$(4,866)	$(21,292)
Remove interest expense from:
Consolidated SLST CDOs	6,611	—	—	6,611	7,116	—	—	7,116
Mortgages payable on real estate	—	16,136	—	16,136	—	1,147	—	1,147
Adjusted interest expense	$(29,610)	$(30)	$(2,312)	$(31,952)	$(8,163)	$—	$(4,866)	$(13,029)

Adjusted net interest income (1)	$28,057	$3,384	$(1,084)	$30,357	$30,981	$4,247	$(3,050)	$32,178

	Nine Months Ended September 30,
	2022				2021
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$179,548	$9,985	$5,908	$195,441	$133,229	$16,133	$5,186	$154,548
GAAP interest expense	(81,646)	(36,597)	(6,969)	(125,212)	(47,326)	(1,886)	(12,490)	(61,702)
GAAP total net interest income	$97,902	$(26,612)	$(1,061)	$70,229	$85,903	$14,247	$(7,304)	$92,846

GAAP interest income	$179,548	$9,985	$5,908	$195,441	$133,229	$16,133	$5,186	$154,548
Remove interest expense from:
Consolidated SLST CDOs	(18,796)	—	—	(18,796)	(21,371)	—	—	(21,371)
Adjusted interest income	$160,752	$9,985	$5,908	$176,645	$111,858	$16,133	$5,186	$133,177

GAAP interest expense	$(81,646)	$(36,597)	$(6,969)	$(125,212)	$(47,326)	$(1,886)	$(12,490)	$(61,702)
Remove interest expense from:
Consolidated SLST CDOs	18,796	—	—	18,796	21,371	—	—	21,371
Mortgages payable on real estate	—	36,445	—	36,445	—	1,886	—	1,886
Adjusted interest expense	$(62,850)	$(152)	$(6,969)	$(69,971)	$(25,955)	$—	$(12,490)	$(38,445)

Adjusted net interest income (1)	$97,902	$9,833	$(1,061)	$106,674	$85,903	$16,133	$(7,304)	$94,732

(1)Adjusted net interest income is calculated by subtracting adjusted interest expense from adjusted interest income.

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

A reconciliation of net (loss) income attributable to Company's common stockholders to undepreciated (loss) earnings for the three and nine months ended September 30, 2022 and 2021, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to Company's common stockholders	$(125,770)	$36,861	$(292,501)	$121,716
Add:
Depreciation expense on operating real estate	11,104	1,655	26,956	2,145
Amortization of lease intangibles related to operating real estate	13,193	3,674	50,083	4,976
Undepreciated (loss) earnings	$(101,473)	$42,190	$(215,462)	$128,837

Weighted average shares outstanding - basic	377,078	379,395	379,677	379,193
Undepreciated (loss) earnings per common share	$(0.27)	$0.11	$(0.57)	$0.34

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

A reconciliation of GAAP book value to undepreciated book value and calculation of undepreciated book value per common share as of September 30, 2022 and December 31, 2021, respectively, is presented below (amounts in thousands, except per share data):

	September 30, 2022	December 31, 2021
Company's stockholders' equity	$1,917,506	$2,341,031
Preferred stock liquidation preference	(557,125)	(557,125)
GAAP book value	1,360,381	1,783,906
Add:
Cumulative depreciation expense on operating real estate	29,473	4,381
Cumulative amortization of lease intangibles related to operating real estate	59,844	11,324
Undepreciated book value	$1,449,698	$1,799,611

Common shares outstanding	373,150	379,405
GAAP book value per common share (1)	$3.65	$4.70
Undepreciated book value per common share (2)	$3.89	$4.74

(1)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(2)Undepreciated book value per common share is calculated using the undepreciated book value and the common shares outstanding for the periods indicated.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Balance Sheet Analysis

As of September 30, 2022, we had approximately $6.8 billion of total assets. Included in this amount is approximately $864.0 million of assets held in Consolidated SLST and $1.7 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2021, we had approximately $5.7 billion of total assets, approximately $1.1 billion of which represented Consolidated SLST and $1.0 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Acquired residential loans	$3,072,391	$2,504,719
Consolidated SLST	860,785	1,070,882
Total	$3,933,176	$3,575,601

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

The following tables detail our acquired residential loans by strategy at September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,083	$691,741	$648,671	631	62%	4.9%
Performing residential loan strategy	2,974	697,014	574,839	724	64%	3.9%
Business purpose bridge loan strategy	2,629	1,563,434	1,548,344	734	65%	8.4%
Business purpose rental loan strategy	1,164	329,594	300,537	748	69%	5.1%
Total	11,850	$3,281,783	$3,072,391

	December 31, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,515	$769,779	$818,900	628	65%	4.8%
Performing residential loan strategy	2,807	616,763	606,711	722	65%	4.0%
Business purpose bridge loan strategy	2,028	988,963	992,870	728	65%	8.7%
Business purpose rental loan strategy	266	83,071	86,238	747	68%	4.8%
Total	10,616	$2,458,576	$2,504,719

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	September 30, 2022	December 31, 2021
50% or less	13.5%	11.8%
>50% - 60%	12.4%	11.9%
>60% - 70%	24.8%	27.9%
>70% - 80%	29.1%	26.8%
>80% - 90%	10.0%	9.0%
>90% - 100%	5.0%	6.3%
>100%	5.2%	6.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	September 30, 2022	December 31, 2021
550 or less	7.6%	11.3%
551 to 600	6.7%	10.0%
601 to 650	7.6%	11.0%
651 to 700	16.4%	16.1%
701 to 750	26.5%	23.4%
751 to 800	28.6%	22.1%
801 and over	6.6%	6.1%
Total	100.0%	100.0%

Current Coupon	September 30, 2022	December 31, 2021
3.00% or less	7.2%	10.0%
3.01% - 4.00%	14.8%	15.5%
4.01% - 5.00%	17.5%	19.7%
5.01% - 6.00%	7.0%	7.5%
6.01% - 7.00%	7.8%	5.9%
7.01% - 8.00%	18.5%	13.2%
8.01% and over	27.2%	28.2%
Total	100.0%	100.0%

Delinquency Status	September 30, 2022	December 31, 2021
Current	92.8%	92.6%
31 – 60 days	2.3%	2.5%
61 – 90 days	0.8%	0.8%
90+ days	4.1%	4.1%
Total	100.0%	100.0%

Origination Year	September 30, 2022	December 31, 2021
2007 or earlier	18.9%	28.2%
2008 - 2016	3.8%	5.6%
2017	1.2%	1.9%
2018	2.3%	3.6%
2019	3.8%	6.0%
2020	8.2%	16.1%
2021	28.5%	38.6%
2022	33.3%	—
Total	100.0%	100.0%

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

Our investment in Consolidated SLST as of September 30, 2022 and December 31, 2021 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $198.8 million and $230.3 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands, except current average loan size):

	September 30, 2022	December 31, 2021
Current fair value	$860,785	$1,070,882
Current unpaid principal balance	$973,944	$1,071,228
Number of loans	6,261	6,802
Current average loan size	$155,557	$157,487
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	68%	67%
Weighted average credit score at purchase	705	710

Current Coupon:
3.00% or less	3.0%	2.8%
3.01% – 4.00%	38.0%	37.2%
4.01% – 5.00%	39.2%	39.9%
5.01% – 6.00%	12.0%	12.1%
6.01% and over	7.8%	8.0%

Delinquency Status:
Current	69.9%	70.3%
31 - 60	11.3%	12.3%
61 - 90	4.4%	4.7%
90+	14.4%	12.7%

Origination Year:
2005 or earlier	31.1%	30.9%
2006	15.5%	15.4%
2007	21.3%	21.1%
2008 or later	32.1%	32.6%

Geographic state concentration (greater than 5.0%):
California	10.5%	10.5%
Florida	10.2%	10.5%
New York	9.9%	9.8%
New Jersey	7.5%	7.3%
Illinois	7.3%	7.1%

Residential Loans Financing

Repurchase Agreements

As of September 30, 2022, the Company had repurchase agreements with four third-party financial institutions to fund the purchase of residential loans. As of September 30, 2022, the Company's only repurchase agreement exposure (including repurchase agreements to fund residential loans and investment securities) where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.62%.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
September 30, 2022	$2,064,587	$1,163,408	$(1,544)	$1,161,864	$1,439,654	5.20%	13.09
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $620.7 million, a weighted average rate of 5.32%, and weighted average months to maturity of 19.09 months as of September 30, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $200.2 million and $149.7 million, respectively, as of September 30, 2022.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of September 30, 2022 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$716,652	$660,069	2.75%	2059
Residential loan securitizations	$1,321,740	$1,309,735	3.25%	2026 - 2062

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

As of September 30, 2022, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.6% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	27	$272,168	$276,021	11.92%	3.6

	December 31, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	33	$300,819	$298,330	11.80%	4.6
(1)Preferred equity investments in the amounts of $95.8 million and $120.0 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. Preferred equity investments in the amounts of $176.3 million and $180.8 million are included in equity investments on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$86,312	31.3%	12.5%	72%	1.92x
Texas	6	48,908	17.7%	11.1%	84%	1.73x
Alabama	2	33,135	12.0%	12.3%	67%	2.09x
Ohio	3	29,111	10.6%	11.6%	89%	1.68x
Utah	1	20,238	7.3%	12.0%	67%	N/A (2)
Other	9	58,317	21.1%	11.6%	86%	1.74x
Total	27	$276,021	100.0%	11.9%	78%	1.76x

	December 31, 2021
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$83,786	28.1%	12.5%	72%	2.43x
Texas	9	70,523	23.6%	11.2%	84%	2.13x
Alabama	3	40,960	13.7%	12.2%	73%	2.12x
Ohio	3	28,482	9.5%	11.6%	88%	2.05x
North Carolina	3	19,214	6.4%	12.0%	74%	1.50x
Other	9	55,365	18.7%	11.2%	84%	1.91x
Total	33	$298,330	100.0%	11.8%	79%	2.05x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.
(2)Not applicable as the underlying property is under construction.

Equity Investments in Multi-Family Entities

The Company has invested in joint venture equity investments that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary, resulting in consolidation of the VIEs, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. As of September 30, 2022, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs and its unconsolidated multi-family joint venture equity investments to assets and liabilities of disposal group held for sale. The Company's net equity in the consolidated multi-family properties and disposal group held for sale totaled $389.5 million as of September 30, 2022.

As of December 31, 2021, a wholly-owned subsidiary of the Company owned a multi-family apartment community and the Company's net equity in this entity totaled $14.6 million. During the nine months ended September 30, 2022, the entity completed the sale of its multi-family apartment community.

A reconciliation of our net equity investments in consolidated multi-family properties and disposal group held for sale to our condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, respectively, is shown below (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$18,555	$30,130
Real estate, net	546,118	978,834
Lease intangible, net (1)	—	39,769
Assets of disposal group held for sale (2)	1,147,410	—
Other assets	17,457	31,006
Total assets	$1,729,540	$1,079,739

Mortgages payable on real estate, net (3)	$387,761	$709,356
Liabilities of disposal group held for sale (2)	875,576	—
Other liabilities	12,335	17,993
Total liabilities	$1,275,672	$727,349

Redeemable non-controlling interest in Consolidated VIEs	$27,786	$66,392
Non-controlling interest in Consolidated VIEs	12,371	24,359
Non-controlling interest in disposal group held for sale	24,243	—
Net equity investment (4)	$389,468	$261,639

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(3)See Note 13 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(4)The Company's net equity investment as of September 30, 2022 consists of $141.9 million of net equity investments in consolidated multi-family properties and $247.6 million of net equity investments in disposal group held for sale.

Equity Investments in Consolidated Multi-Family Properties

The Company's net equity investment in consolidated multi-family properties of $141.9 million primarily consists of two investments in one joint venture entity that do not meet the criteria to be classified as held for sale: a preferred equity investment of approximately $134.5 million earning a preferred return of 11% and a common equity investment of approximately $7.1 million. This joint venture entity also has third-party investors that have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $27.8 million.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our combined common and preferred net equity investments in consolidated multi-family properties as of September 30, 2022 and December 31, 2021, respectively, are shown below (dollar amounts in thousands):

September 30, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Texas	5	68%	$57,796	40.8%
Tennessee	2	64% - 68%	$23,060	16.3%
Florida	1	49%	$19,501	13.8%
South Carolina	2	66% - 68%	$16,980	12.0%
Kentucky	1	68%	$12,967	9.2%
Alabama	1	68%	$8,197	5.8%

December 31, 2021
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Florida	6	47% - 100%	$81,754	31.2%
Texas	9	66% - 95%	$79,527	30.4%
Alabama	2	80% - 95%	$37,162	14.2%
South Carolina	2	63% - 66%	$16,540	6.3%

The following table provides summary information regarding our consolidated multi-family properties as of September 30, 2022.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	93.1%	248	$1,397	83.7%
Collierville, TN	1	95.1%	324	1,457	79.9%
Columbia, SC	1	90.6%	276	1,036	84.5%
Dallas, TX	2	91.5%	401	1,797	84.8%
Houston, TX	1	92.2%	192	1,393	91.7%
Little Rock, AR	1	97.0%	202	1,224	91.6%
Louisville, KY	1	85.0%	300	1,358	84.2%
Memphis, TN	1	93.4%	242	1,095	97.1%
Montgomery, AL	1	90.9%	252	971	92.9%
San Antonio, TX	2	93.3%	684	1,251	80.5%
St. Petersburg, FL	1	95.7%	326	2,279	75.2%
Total Count/Average	13	92.5%	3,447	$1,412	84.0%

(1)Represents average monthly rent per unit.
(2)Represents loan-to-value ("LTV") of the underlying properties.

Equity Investments in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of September 30, 2022.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	90.4%	240	$1,430	84.8%
Birmingham, AL	2	95.4%	693	1,394	75.2%
Brandon, FL	2	89.3%	1,267	1,282	88.9%
Fort Myers, FL	1	87.6%	338	1,414	89.7%
Fort Worth, TX	1	95.3%	256	1,093	80.2%
Houston, TX	1	87.0%	200	942	80.6%
Kissimmee, FL	1	94.1%	320	1,457	84.9%
Oklahoma City, OK	2	89.7%	957	737	85.9%
Orlando, FL	1	95.5%	220	1,457	82.9%
Pearland, TX	2	96.2%	234	1,513	67.2%
Pensacola, FL	1	93.8%	240	1,432	79.2%
Plano, TX	2	92.2%	702	1,430	79.5%
Tampa, FL	1	97.8%	400	1,570	86.1%
Webster, TX	1	86.1%	366	970	81.6%
Total Count/Average	19	91.6%	6,433	$1,258	83.0%

(1)Represents average monthly rent per unit.
(2)Represents LTV of the underlying properties.

Equity Investments in Entities that Invest in or Originate Residential Properties and Loans

As of September 30, 2022, the Company had an ownership interest in an entity that invests in residential properties. We may receive variable distributions from this investment based upon underlying asset performance and we record our position at fair value. Also as of September 30, 2022, the Company had an investment in an entity that originates residential loans. The following table summarizes our ownership interests in entities that invest in residential properties and originate residential loans as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

		September 30, 2022		December 31, 2021
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Morrocroft Neighborhood Stabilization Fund II, LP (1)	Single-Family Rental Properties	11%	$1,975	11%	$19,143
Constructive Loans, LLC (2)	Residential Loans	—	27,500	—	29,250
Total			$29,475		$48,393

(1)The Company's equity investment was partially redeemed, subject to holdbacks, as a result of a sale transaction initiated by the general partner during the nine months ended September 30, 2022.
(2)The Company has the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At September 30, 2022, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At September 30, 2022, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of September 30, 2022 as compared to December 31, 2021 is primarily due to sales and paydowns of non-Agency RMBS and ABS and a decrease in the fair value of a number of our investment securities during the period due to spread widening.

The following tables summarize our investment securities portfolio as of September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$44	$44	$—	$(5)	$39	2.74%	2.95%	$—
Mezzanine	30,250	29,276	—	(2,236)	27,040	4.77%	5.58%	—
Subordinated	39,109	28,050	51	(9,366)	18,735	10.64%	8.32%	—
IO	543,951	17,766	7,649	—	25,415	1.46%	18.95%	—
Total Non-Agency RMBS	613,354	75,136	7,700	(11,607)	71,229	2.18%	9.96%	—
CMBS
Mezzanine	26,355	26,355	—	(1,758)	24,597	4.75%	4.74%	—
Subordinated	6,000	6,000	—	(251)	5,749	8.59%	8.59%	—
Total CMBS	32,355	32,355	—	(2,009)	30,346	5.46%	5.45%	—
ABS
Residuals	4	970	141	—	1,111	—	30.68%	—
Total ABS	4	970	141	—	1,111	—	30.68%	—
Total - AFS	$645,713	$108,461	$7,841	$(13,616)	$102,686	2.49%	8.86%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$211,992	$—	$(31,982)	$180,010	4.48%	5.25%	$53,159
IO	153,568	22,647	—	(3,823)	18,824	3.50%	2.73%	—
Total Non-Agency RMBS	410,375	234,639	—	(35,805)	198,834	4.10%	4.99%	53,159
Total - Consolidated SLST	$410,375	$234,639	$—	$(35,805)	$198,834	4.10%	4.99%	$53,159
Total Investment Securities	$1,056,088	$343,100	$7,841	$(49,421)	$301,520	3.11%	6.22%	$53,159

	December 31, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$14,055	$14,054	$—	$(6)	$14,048	5.97%	5.97%	$—
Mezzanine	40,350	39,243	1,787	(8)	41,022	6.72%	6.18%	—
Subordinated	63,153	53,386	374	(2,265)	51,495	4.35%	6.12%	—
IO	633,530	21,246	575	(367)	21,454	1.01%	12.08%	—
Total Non-Agency RMBS	751,088	127,929	2,736	(2,646)	128,019	1.80%	6.86%	—
CMBS
Mezzanine	26,600	26,600	159	(138)	26,621	3.81%	3.81%	—
Subordinated	6,000	6,000	525	—	6,525	7.69%	7.69%	—
Total CMBS	32,600	32,600	684	(138)	33,146	4.52%	4.52%	—
ABS
Residuals	117	21,795	17,884	—	39,679	—	24.58%	—
Total ABS	117	21,795	17,884	—	39,679	—	24.58%	—
Total - AFS	$783,805	$182,324	$21,304	$(2,784)	$200,844	5.49%	9.36%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,254	$1,514	$—	$213,768	4.57%	4.88%	$—
IO	174,483	26,415	—	(9,839)	16,576	3.50%	8.48%	—
Total Non-Agency RMBS	431,290	238,669	1,514	(9,839)	230,344	4.11%	5.30%	—
Total - Consolidated SLST	$431,290	$238,669	$1,514	$(9,839)	$230,344	4.11%	5.30%	$—
Total Investment Securities	$1,215,095	$420,993	$22,818	$(12,623)	$431,188	4.90%	6.97%	$—
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

As of September 30, 2022, the Company had amounts outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities portfolio. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2022	$53,159	$53,159	$53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

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

Debt

The Company's debt as of September 30, 2022 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of September 30, 2022, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of September 30, 2022, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 7.12% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding. The Company redeemed the Convertible Notes at maturity for $138.0 million in January 2022. None of the Convertible Notes were converted prior to maturity.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at September 30, 2022 and December 31, 2021, respectively (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,134	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,349	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,650	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	72,088	72,088
Common stock	3,732	3,794
Additional paid-in capital	2,343,395	2,356,576
Accumulated other comprehensive (loss) income	(2,054)	1,778
Accumulated deficit	(965,788)	(559,338)
Company's stockholders' equity	$1,917,506	$2,341,031

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

In response to the difficult conditions encountered in March and April 2020 resulting from the COVID-19 pandemic, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily through the selective disposition of assets and by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. By executing this strategy, as of September 30, 2022, we reduced our mark-to-market repurchase agreement financing by 81% from December 31, 2019 levels, which has resulted in a portfolio recourse leverage ratio for the Company of 0.4 times. Beginning in the three months ended March 31, 2022, we re-commenced the use of short term repurchase agreement financing that is subject to mark-to-market margin calls to fund a portion of our investment securities portfolio. Subject to market conditions, we intend to employ a prudent amount of leverage to conduct our business that is in excess of current leverage levels. However, in light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 months, we currently expect to pursue selective investments across the residential housing sector and consider opportunistic dispositions. We also intend to maintain a solid position in unrestricted cash and a conservative approach to leverage based on current market conditions until we believe market conditions have sufficiently improved for the reasonable and prudent use of more substantial amounts of leverage. At September 30, 2022, we had $355.3 million of cash and cash equivalents, $121.5 million of unencumbered investment securities (including the securities we own in Consolidated SLST), $221.7 million of unencumbered residential loans and $272.2 million of unencumbered preferred equity investments in owners of multi-family properties.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our repurchase agreement financing and MBS markets during that time, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed non-mark-to-market securitizations and non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. More recently, during the nine months ended September 30, 2022, we completed two securitizations of certain performing and re-performing residential loans and a securitization of business purpose loans and received $949.9 million of proceeds from our non-mark-to-market repurchase agreements with new and existing counterparties.
Based on current market conditions, our current investment portfolio, new investment initiatives, expectations to dispose of assets from time to time on terms favorable to us, leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months. We have explored and will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing, or the size, timing or terms thereof.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, net cash, cash equivalents and restricted cash increased by $142.1 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $83.4 million during the nine months ended September 30, 2022. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, our net cash flows used in investing activities were $800.3 million, primarily as a result of purchases of residential loans, the funding of multi-family joint venture equity and preferred equity investments and the purchases of and capital expenditures on real estate. This was partially offset by principal repayments and refinancing of residential loans, proceeds from the sale of real estate and sales of non-Agency RMBS and ABS, repayments of investment securities and preferred equity and mezzanine loan investments and returns of capital from equity investments.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, our cash flows provided by financing activities were $858.9 million. The main sources of cash flows from financing activities were proceeds from the issuance of residential CDOs and proceeds from repurchase agreements related to our residential loans and securities. This was partially offset by the repayment of the Convertible Notes, paydowns on CDOs, dividend payments on both common and preferred stock and the repurchases of shares of common stock.

Liquidity – Financing Arrangements

As of September 30, 2022, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with one financial institution. These repurchase agreements are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our repurchase agreement counterparties defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At September 30, 2022, we had longer-term repurchase agreements with terms of up to three years with four third-party financial institutions that are secured by certain of our residential loans and that function similar to our short-term repurchase agreements. The outstanding financing under one of these repurchase agreements is subject to margin calls to the extent the market value of the residential loans falls below specified levels. Beginning in the third quarter of 2020, we entered into or amended agreements with new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. As of September 30, 2022, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $276.2 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of September 30, 2022, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize a liability immediately. We had $336.7 million included in cash and cash equivalents and $121.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of September 30, 2022 included $90.1 million of non-Agency RMBS (including an IO security we own in Consolidated SLST), $30.3 million of CMBS and $1.1 million of ABS.

At September 30, 2022, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At September 30, 2022, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.3 billion. We had nine Company-sponsored securitizations with CDOs outstanding as of September 30, 2022. See Note 12 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a non-recourse guaranty related to commitment of bad acts.

As of September 30, 2022, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.5 to 1. Our Company recourse leverage ratio does not include debt associated with CDOs or mortgages payable on real estate. As of September 30, 2022, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 0.4 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with our investment portfolio.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps and currently do not have interest rate swaps in place.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the nine months ended September 30, 2022.

Stock Repurchase Program

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. During the three months ended September 30, 2022, the Company repurchased 5,469,318 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $14.3 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.62 per common share. During the nine months ended September 30, 2022, the Company repurchased 8,264,142 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $21.9 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.64 per common share. As of September 30, 2022, $178.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

Dividends

For information regarding the declaration and payment of dividends on our common stock and preferred stock for the periods covered by this report, please see Note 16 to our condensed consolidated financial statements included in this report.

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

Redeemable Non-Controlling Interest

Pursuant to the operating agreement for one of our joint venture equity investments, third party investors in this joint venture have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase, subject to certain conditions, such interests for cash. See Note 7 to our condensed consolidated financial statements included in this report for further discussion of redeemable non-controlling interest.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, interest rate caps, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. Certain of our consolidated multi-family properties with variable rate mortgages payable have entered into interest rate cap contracts as required by the mortgage loan agreement. Besides the interest rate cap contracts held at the consolidated multi-family properties, we do not have any other interest rate derivatives in place.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on portfolio net interest income for the next 12 months based on our assets and liabilities as of September 30, 2022 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1)
+200	$(23,565)
+100	$(11,496)
-100	$9,614

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

The interest rates for certain of our investments and our subordinated debt are either explicitly or indirectly based on LIBOR, which has been the subject of recent reform. In line with its plans to transition away from LIBOR, the United Kingdom's Financial Conduct Authority ceased publication for the one week and two month LIBOR tenors as of December 31, 2021, and intends to stop publication for all other tenors on June 30, 2023. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are working closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the trustee of our subordinated debt in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Our net interest income, the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread caused and may in the future cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Similarly, current inflationary pressures have caused, and a possible economic recession in the U.S. in the next 12 months will cause, an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the quarter ended September 30, 2022, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We are exposed to credit risk in our investments in non-Agency RMBS, CMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of residential and multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise and extremely volatile periods or disruptions in the market, such as during the severe market disruption that occurred in 2020 or the current volatile market environment, make such estimates and assumptions inherently less certain. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of September 30, 2022 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2022, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Changes in Interest Rates	Changes in Fair Value (1)	Net Duration (1)
(basis points)	(dollar amounts in thousands)
+200	$(182,441)	2.8
+100	$(106,042)	2.9
Base		2.9
-100	$106,286	3.0
(1)Assets analyzed include residential loans, mezzanine lending investments, investment securities and derivatives held at fair value.

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. In reaction to the tumultuous market conditions in March 2020 associated with the pandemic, various banks and other financing participants restricted or limited lending activity and requested margin posting or repayments where applicable. Although these conditions have largely subsided as of September 30, 2022, based on the current market environment, we expect these conditions to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2022, the Company repurchased 5,469,318 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $14.3 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.62 per common share. During the nine months ended September 30, 2022, the Company repurchased 8,264,142 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $21.9 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.64 per common share. As of September 30, 2022, $178.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended September 30, 2022 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	895,912	$2.73	895,912	$190,045
August 1, 2022 - August 31, 2022	—	$—	—	$190,045
September 1, 2022 - September 30, 2022	4,573,406	$2.58	4,573,406	$178,227
Total	5,469,318	$2.62	5,469,318	$178,227

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

3.3	Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4	Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5	Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

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

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	November 4, 2022	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)