Form 10-K
period 2022-12-31
NEW YORK MORTGAGE TRUST INC
filed 2023-02-24
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☐ Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 (the last day of the registrant’s most recently completed second fiscal quarter) was $1,034,351,582 based on the closing sale price on the NASDAQ Global Select Market on June 30, 2022.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 15, 2023 was 365,642,429.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1. Portions of the Registrant's Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders scheduled for June 2023 to be filed with the Securities and Exchange Commission by no later than April 30, 2023.	Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

•“business purpose loans” refers to (i) short-term loans that are collateralized by residential properties and are made to investors who intend to rehabilitate and sell the residential property for a profit or (ii) loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants;

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series, the Company's residential loans held in securitization trusts and a non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

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

•“Consolidated Real Estate VIEs” refers to Consolidated VIEs that own multi-family properties;

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

•“Mezzanine Lending” refers, collectively, to preferred equity and mezzanine loan investments;

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

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS, (vi) single-family rental properties and (vii) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and/or manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, Agency RMBS, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

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

Our Investment Strategy

Our strategy is to construct a portfolio of primarily mortgage-related single-family and multi-family residential assets that include elements of credit risk and/or interest rate risk. We have sought over the past years, and intend to continue, to focus on expanding our portfolio of “single-family and multi-family credit” assets, many of which we have originated or sourced through proprietary channels, which we believe will deliver more attractive risk-adjusted returns over time. In particular, we seek investment opportunities in markets where we believe we have a competitive advantage due to operational barriers to entry. We define credit assets as (i) residential loans, including business purpose loans, (ii) non-Agency RMBS, (iii) structured multi-family investments and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest spread. We also, from time to time, have owned and managed, and may in the future own and/or manage, a leveraged portfolio of Agency securities primarily comprised of Agency fixed-rate RMBS, Agency ARMs, and Agency CMBS.

We also currently own and manage a portfolio of joint venture equity investments in 32 multi-family properties having an aggregate net equity carrying value of approximately $388.8 million. In September 2022, we announced that our Board of Directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose of these joint venture equity interests in multi-family properties over time and, following disposition, we will reallocate the capital associated with such assets to our targeted assets. Beginning in 2020, we saw an attractive opportunity within the multi-family property sector to utilize our sourcing network and add common equity exposure to properties through joint venture equity investments. Due to various factors, the multi-family property sector recorded historical increases in per unit rent in several targeted markets resulting in improved valuations that we believe are capable of achieving our targeted returns for such investments on an accelerated timeline. As a result, we are considering various opportunities to monetize what we believe is appreciated value within our portfolio of multi-family joint venture equity investments. We believe that through a well-navigated disposition process, we can rotate the portfolio over time to more attractive investments in a higher rate environment. We expect to continue to invest in multi-family mezzanine lending going forward, which remains one of our targeted assets.

In light of current market and financing conditions, we are presently focused on acquiring assets with less price sensitivity to credit deterioration by targeting assets with shorter duration, significant discount-to-par pricing or minimal credit risk. Shorter duration assets generate higher portfolio turnover that will better enable us to reposition our portfolio in a volatile and changing interest rate environment. Assets with discount-to-par create a margin of safety on price to account for potential credit losses. Selecting assets with lower credit exposure, either through agency guarantees, structure or collateral quality, can also reduce the overall risk profile of the portfolio. Since our inception in 2003, we have benefited from being able to flexibly move in and out of new niche investment opportunities as market conditions permit. As a result, we may pursue opportunistic acquisitions of other types of assets not described above that meet our investment criteria. We also may manage for third parties investments that fall within our area of expertise that are not a focus of our Company or are less suitable to being owned in a REIT. In these cases, we may agree to invest in these assets akin to a "general partner"-like capital contribution as part of the agreement to manage the assets.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk, prepayment risk, hedging risk, interest rate risk, fair value risk and/or liquidity risk related to the asset or the underlying collateral, the composition of our investment portfolio, the background experience and track record of our partners (if applicable), REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market conditions. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in assets that meet our underwriting and return requirements. Consistent with our strategy to produce returns through a combination of net interest spread and capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

Our investment strategy does not, subject to our investment guidelines, continued compliance with applicable REIT tax requirements and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, limit the amount of our capital that may be invested in any of these investments or in any particular class or type or geographic concentration of assets. Thus, our future investments may include asset classes or types different from the targeted or other assets described in this Annual Report on Form 10-K. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2022, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investment Portfolio

Our portfolio is substantially comprised of investments in two asset categories: single-family and multi-family residential investments.

Single-Family Investments

We have deep experience managing different whole loan strategies across the credit spectrum. We generally seek to acquire pools of single-family residential loans through proprietary sourcing channels from select mortgage loan originators and secondary market institutions, including through bulk purchases and/or flow arrangements, including through originators in which we hold an equity investment. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.

Set forth below is a description of the investments that substantially comprise our single-family investment portfolio.

Residential Loans. Our portfolio of residential loans consists of (i) seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties, which were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with downside protection while we work to rehabilitate these loans to performing status, (ii) performing residential mortgage loans that consist of GSE-eligible mortgage loans, non-QM loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines, (iii) short-term business purpose loans with terms generally of 12 to 24 months that are collateralized by residential properties and made to investors who intend to rehabilitate and sell the property for a profit, or "business purpose bridge loans," (iv) business purpose loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants, or "business purpose rental loans," and (v) second mortgages that had combined loan-to-value ratios of 95% at origination and predominantly met our underwriting guidelines. In connection with our acquisitions of residential loans, we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

Investments in Non-Agency RMBS. Our non-Agency RMBS are collateralized by residential credit assets. The non-Agency RMBS in our investment portfolio may consist of the senior, mezzanine or subordinated tranches in the securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization from which the securities are issued. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. As of December 31, 2022, we owned $260.1 million of non-Agency RMBS.

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

Single-Family Rental. We also participate in the U.S. Department of Housing and Urban Development Housing Choice Vouchers program administered by local public housing agencies (“PHAs”) in which we acquire and then rent single-family rental homes to families that are eligible. We target PHAs with programs that help families with children move into high-opportunity neighborhoods with low poverty, high-performing schools, low crime and strong community resources in the following markets: Chicago, IL, Baltimore, MD, Houston, TX and Pittsburgh, PA. The goal of the program is to promote better health and life satisfaction for these families. As of December 31, 2022, we owned 491 single-family rental properties, the majority of which are located in Illinois and Maryland.

Multi-Family Investments

We first began investing in multi-family credit assets in 2011. We seek to position our multi-family credit investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States, although our preferred and equity and mezzanine loan investments tend to be concentrated primarily in the southern and southeastern United States, as these regions currently tend to benefit from growing demand and an acute shortage in housing. We generally focus on middle market multi-family apartment communities with approximately 150 to 600 units located in secondary and tertiary markets that might benefit from strategic value-added improvements. In general terms, pending the disposition over time of our portfolio of joint venture equity investments, we expect that our multi-family credit investments going forward will principally be in the form of preferred equity investments in, and mezzanine loans to, owners of multi-family properties, and multi-family CMBS.

With respect to our preferred equity and mezzanine loan investments (collectively, "Mezzanine Lending") and joint venture equity investments where we participate as a capital partner, we have generally pursued multi-family properties with unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that will lead to net cash flow growth and capital gains and which may benefit from the expertise of our asset management team. Generally, we target investments in multi-family properties that are or have been:

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

As a capital partner, we generally seek experienced property-level operators or real estate entrepreneurs who have the ability to identify and manage strong investment opportunities. We generally require our operating partners to maintain a material investment in every multi-family property in which we make a preferred equity investment or to which we provide mezzanine financing.

Preferred Equity. We currently own, and expect to originate in the future, preferred equity investments in entities that directly or indirectly own multi-family properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first-mortgage loan on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Our preferred equity investment may also have minimum profit hurdles or other mechanisms to protect and enhance returns in the event of early repayment. Preferred equity typically has loan-to-value ratios of 60% to 97% when combined with the first-mortgage loan amount. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the first-mortgage loan on the property, and we intend to hold these investments until the mandatory redemption date.

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

Joint Venture Equity. As of December 31, 2022, we owned joint venture equity investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pro rata basis between us and our operating partners. We have typically provided between 70% and 95% of the total common equity capital to our joint ventures, with our operating partner providing the balance of the common equity capital. In some cases, we also participate in these property investments as a general partner or manager or co-general partner or manager, which may provide us with the ability to earn a promote upon disposition of the asset. Due to certain control provisions, we consolidate certain joint ventures into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets.

In December 2021, we entered into a joint venture that presently owns 13 multi-family properties in seven states, including Texas, Tennessee and Florida. We are a co-manager of the joint venture and, as of December 31, 2022, owned an approximate 22% common equity interest in the joint venture. We also held approximately $137.7 million of preferred equity interests in this joint venture as of December 31, 2022. Pursuant to the terms of the operating agreement for the joint venture, subject to certain conditions, the other investors in the joint venture have the ability to sell their ownership interests to us, at their election, on an annual basis at the current fair value of the interests in the joint venture.

We do not anticipate making additional joint venture equity investments in multi-family properties that make us a majority or significant minority common equity owner in the future in light of the strategic repositioning of our business discussed above. However, we may agree to make common equity investments in multi-family properties akin to a "general partner"-like capital contribution in connection with one or more agreements to manage third party investments in multi-family properties.

Multi-Family CMBS. Our portfolio of multi-family CMBS has been comprised of (i) first loss PO securities issued by certain multi-family loan K-series securitizations sponsored by Freddie Mac and (ii) certain IOs and/or mezzanine securities issued by these securitizations. Prior to March 2020, our investments in first loss POs were a significant contributor to our earnings. In response to the significant disruption in the financial markets in March 2020 associated with the COVID-19 pandemic, we sold our portfolio of first loss POs and have not re-entered the market for first loss POs since that time. Our investments in these privately placed first loss POs generally represented 7.5% of the overall securitization which typically initially totaled approximately $1.0 billion in multi-family residential loans consisting of 45 to 100 individual properties diversified across a wide geographic footprint in the United States. Our first loss POs were typically backed by fixed-rate balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is ten to fifteen years from the date the underlying mortgage loans are originated. Moreover, each first loss PO of multi-family CMBS in our portfolio was typically the most junior of securities issued by the securitization, meaning it would absorb all losses in the securitization prior to other more senior securities being exposed to loss. As a result, prior to the purchase of these securities, we typically complete a credit analysis and due diligence. In addition, as the owner of the first loss PO, the Company had the right to participate in the workout of any distressed property in the securitization. We believe this right provided the Company with an opportunity to mitigate or reduce any possible loss associated with the distressed property. The IOs that we owned represented a strip off the entire securitization allowing the Company to receive cash flows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We may also invest in and own the mezzanine tranche of multi-family CMBS that sit below the more senior CMBS in terms of priority. Our investment in these mezzanine securities may involve the use of some form of leverage in order to generate attractive risk-adjusted returns on these securities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations were generally underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, these securities are not guaranteed by Freddie Mac.

Investments in Agency CMBS. We have also invested in Agency CMBS, primarily comprised of senior securities issued by certain multi-family loan K-series securitizations sponsored and guaranteed by Freddie Mac. As of December 31, 2022, we did not own any Agency CMBS.

Other Investments

Although it represents a significantly smaller portion of our overall investment portfolio, we also own and have invested in ABS, an equity investment in an entity that originates residential loans and an equity investment in an entity that owns and manages single-family rental properties.

We have made, and may in the future make, investments in the debt and/or equity of other entities engaged in single-family loan-related businesses, such as loan originators. In connection with investments in loan originators, we currently have and may in the future enter into flow agreements that allow or will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement.

In the future, we may also acquire investments that are structured with terms that reflect a combination of the investment structures described above. We also may invest, from time to time, based on market conditions, in other multi-family investments, structured investments in other property categories, equity and debt securities issued by entities that invest in residential and commercial real estate or in other mortgage-, real estate- and credit-related assets, and certain alternative investments not described here, subject to maintaining our qualification as a REIT and the maintenance of our exclusion from regulation as an investment company under the Investment Company Act or otherwise.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. In the past, we have relied primarily on a combination of short-term and longer-termed repurchase agreements and structured financings, including CDOs issued by securitizations, longer termed senior and subordinated debt, and convertible notes. As a result of the severe market dislocations in recent years and, more specifically, unavailability of repurchase agreement financing and illiquidity in securities markets during March 2020, we have placed, and expect to continue to place, a greater emphasis on procuring financing arrangements that provide longer tenor non-mark-to-market features, such as securitizations, term financings and corporate debt securities. These types of financings provide less or no exposure to collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. We still expect to utilize some level of repurchase agreement financing as we do currently, but expect repurchase agreement financing, particularly short-term agreements that contain mark-to-market margin call risk, to represent a smaller percentage of our financing relative to historic levels. While longer-termed and non-mark-to-market financings incur a greater expense relative to generic repurchase agreement funding, we believe, over time, this weighting towards longer-termed and non-mark-to-market financings may better allow us to manage our liquidity risk and reduce the impact of market events like those caused by the COVID-19 pandemic during March 2020. To this end, we have completed nine non-recourse securitizations and three non-mark-to-market repurchase agreement financings with new and existing counterparties since the first quarter of 2020. In the near term, we intend to continue to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and other financing arrangements; however, no assurance can be given that we will be able to access any such financing or the size, timing or terms thereof.

We employ leverage as part of our financing strategy. Our approach to leverage is based on the type of asset, underlying collateral and overall market conditions with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, we target maximum leverage ratios for each eligible investment, 8:1 in the case of more liquid Agency securities and between 4:1 and 6:1 in the case of our more illiquid assets, such as our non-Agency RMBS and mezzanine CMBS and 8:1 in the case of our residential loans. Currently, our target total debt leverage ratio should not be greater than 3:1. This target may be adjusted depending on the composition of our overall portfolio and market conditions.

As of December 31, 2022, our Company recourse leverage ratio, which represents our total recourse debt divided by our total stockholders' equity, was approximately 0.3 to 1. Our Company recourse leverage ratio does not include debt associated with the CDOs or other non-recourse debt, such as mortgages payable on real estate and non-recourse repurchase agreement financing. Our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreements divided by our total stockholders' equity, was approximately 0.3 to 1 as of December 31, 2022. We monitor all at-risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

With respect to our investments in credit assets that are not financed by short-term repurchase agreements, such as a portion of residential loans, we finance our investment in these assets through longer-term borrowings and working capital. Our financings may include longer-term structured debt financing, such as longer-term repurchase agreement financing with terms of up to 24 months, non-mark-to-market repurchase agreement financing and CDOs where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing.  We issue CDOs through securitizations for the primary purpose of obtaining longer-term non-recourse financing on these assets.

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

The repurchase agreements we have historically used to fund the purchase of residential loans and investment securities typically have terms ranging from 30 days to 24 months and bear interest rates that are linked to the Secured Overnight Funding Rate (“SOFR”), a short-term market interest rate used to determine short term loan rates. In most cases under repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the residential loans and investment securities that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments. Interest rates and haircuts will depend on the underlying collateral pledged. We have entered into three repurchase agreements with an aggregate outstanding balance of $446.8 million as of December 31, 2022 that are not subject to margin calls upon changes in market value of the pledged collateral.

We may consolidate certain multi-family joint venture equity investments into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts.

For more information regarding our outstanding financing instruments at December 31, 2022, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our Hedging Strategy

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate caps, interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs.

The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are exposed to risks arising from business operations, economic conditions and financial markets. With respect to one of the Company's financings under repurchase agreements, the Company is required by the lender to enter into an interest rate cap contract. For variable-rate mortgages payable on real estate, the joint venture entities are required by the lender to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

We may use interest rate swaps to hedge any variable cash flows associated with our borrowings. Pursuant to these arrangements, the Company typically agrees to pay a fixed rate of interest and receive a variable interest rate based on one- or three-month LIBOR, or an index that it expected over time to be closely correlated to changes in one- or three-month LIBOR, or SOFR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps and currently do not have any interest rate swaps in place.

We may use TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency securities investment strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We currently do not hold TBAs.

In connection with our hedging strategy, we utilize model-based risk analysis to assist in projecting individual asset price and cash flow sensitivities over a variety of different interest rates and market scenarios, such as shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets and liabilities.

Competition

We believe that our principal competitors in the business of acquiring and holding mortgage-related single-family and multi-family residential assets of the types in which we invest are financial institutions, such as banks, specialty finance companies, insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage REITs. Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exclusion from registration under the Investment Company Act) as we are. In addition, many of these entities have greater financial resources and access to capital than we have. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

Human Capital

As of December 31, 2022, we had 74 full-time employees located in offices in New York, New York, Charlotte, North Carolina and Woodland Hills, California. We do not currently employ any temporary or seasonal employees and we do not expect such hiring to become a significant part of our workforce in the future. Our employees include investment portfolio and finance professionals, asset management and servicing professionals, accountants, analysts, administrative staff and our corporate management team. We believe that our employees are our greatest asset and recognize that our achievements and growth as a business are made possible by the recruitment, hiring, training, development and retention of our dedicated employees. As part of our ongoing business, we evaluate and modify our internal processes to improve employee engagement, productivity and efficiency, which benefits our operations. Moreover, our employees are offered regular opportunities to participate in professional development programs and opportunities that may improve employee engagement, effectiveness and well-being.

We are committed to maintaining workplaces that are inclusive and free from discrimination or harassment based on age, disability, race, ethnicity, gender identification or expression, national origin, sexual orientation, religion, pregnancy, marital and familial status and other statuses protected by law. We conduct annual required trainings for our employees, including those designed to prevent harassment and discrimination and direct compliance with ethics and laws and we monitor employee conduct, compliance and progress in this regard. We also strive to have a workforce that reflects the diversity of qualified talent that is available in the markets in which our offices are located. As of December 31, 2022, women comprised 24% of our total workforce, while 30% of our employees self-identify as being ethnically diverse. In addition, 50% of our named executive officers are diverse based on gender or ethnicity and 71% of our Board of Directors is diverse based on gender, race or ethnicity. We also recognize the importance of experienced leadership. As of December 31, 2022, the average tenure for our team of executive officers was thirteen years. Additionally, our Compensation Committee will take into account our ESG performance when assessing the performance of our Chief Executive Officer under the qualitative component of our executive compensation program.

We strive to provide pay, benefits and services that help meet the varying needs of our employees. Our general total compensatory packages include market-competitive pay, performance-based annual bonus compensation paid in a combination of cash and stock, time- and performance-based long-term incentive compensation for key employees, employer-funded health insurance, paid time off, and family leave. In addition, we pride ourselves on understanding and offering our employees great flexibility to meet their personal and family needs. In 2022, we adopted a fully flexible workplace policy which presently allows all of our employees to determine whether to work from the office or remotely as frequently as the individual employee desires. We believe that by supporting, recognizing, developing and investing in our employees, we are able to attract and retain a highly qualified and talented workforce.

COVID-19 Response. We are committed to maintaining a healthy environment for our employees. We continually assess and strive to enhance employee satisfaction and engagement. This commitment continued in the face of the COVID-19 pandemic. When COVID-19 forced a shift to a remote work environment, we commenced regular townhall style meetings where we update our full workforce on recent accomplishments and key initiatives and ensure regular communication between management and employees. The Company has also provided greater flexibility in work hours and expectations in recognition of the challenges our employees face in the remote work environment and have taken steps to ensure that our employees have adequate resources and capabilities to work in a remote environment. In 2021, we created a Business Continuity Planning Group to develop continuity plans and responses for a variety of potential crises in the long term. Lastly, unlike many companies across industries, since the pandemic began, the Company has not laid off or furloughed any employees or otherwise reduced employee compensation due to the COVID-19 pandemic.

The health and safety of NYMT employees and their families continue to be of the highest priority for us. Our commitment to the safety and health of our workforce has guided us as we addressed the unprecedented challenges of the global pandemic.

Governmental Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws, rules and regulations and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate lending activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set refinancing, loan modification, servicing, collection, foreclosure, repossession, eviction and claims-handling procedures and other trade practices. Some of the laws, rules and regulations to which we are or may be subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. Although we do not directly originate or service residential loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential loans, including, among others, rules promulgated under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), and the Gramm-Leach-Bliley Financial Modernization Act of 1999.

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized to comply with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

We generally need to distribute at least 90% of our ordinary taxable income each year (subject to certain adjustments) to our stockholders in order to qualify as a REIT under the Internal Revenue Code. Our ability to make distributions to our stockholders depends, in part, upon the performance of our investment portfolio.

As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and our ability to pay distributions, if any, to our stockholders.
Investment Company Act Exclusion

We conduct our operations so that neither we nor any of our subsidiaries are considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, (the “40% test”). “Investment securities” does not include, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the Investment Company Act, or if one or more of such subsidiaries fail to maintain an exclusion or exception from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) to effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) to register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

Our subsidiaries that invest in residential mortgage loans (whether through a consolidated trust or otherwise) rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each of these subsidiaries’ assets be comprised of qualifying real estate assets and at least 80% of each of their portfolios be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. Mortgage loans that are fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All or substantially all of our residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets.

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

• inflation and changes in interest rates and the fair market value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;

• changes in credit spreads;

• changes in the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae;

• general volatility of the markets in which we invest;

• changes in prepayment rates on the loans we own or that underlie our investment securities;

• increased rates of default, delinquency or vacancy and/or decreased recovery rates on or at our assets;

• our ability to identify and acquire our targeted assets, including assets in our investment pipeline;

• our ability to dispose of assets from time to time on terms favorable to us, including the disposition over time of our joint venture equity investments;

• changes in our relationships with our financing counterparties and our ability to borrow to finance our assets and the terms thereof;

• changes in our relationships with and/or the performance of our operating partners;

• our ability to predict and control costs;

• changes in laws, regulations or policies affecting our business, including actions that may be taken to contain or address the impact of the novel coronavirus ("COVID-19") and variants;

• our ability to make distributions to our stockholders in the future;

• our ability to maintain our qualification as a REIT for federal tax purposes;

• our ability to maintain our exemption from registration under the Investment Company Act; and

• risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the market for Agency RMBS, non-Agency RMBS, ABS and CMBS securities, residential loans, structured multi-family investments and other mortgage-, residential housing- and credit-related assets.

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
•Our portfolio of business purpose loans exposes us to new and different risks from our traditional investments in residential mortgage loans.
•Our investments may include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and residential loans that have greater risk of loss than other investments.
•Prepayment rates can change, adversely affecting the performance of our assets.
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
•We may not be able to complete the sale of our joint venture equity interests in multi-family properties on terms acceptable to us, or at all.
•Our real estate and real estate-related assets are subject to risks particular to real property.
•Due diligence as a part of our acquisition or underwriting process may be limited, may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to material losses.
•The lack of liquidity in certain of our assets may adversely affect our business.
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
•Maintaining cybersecurity and data security is important to our business, and a breach could result in serious harm.
•System failures and other operational disruptions in our information and communications systems and those of our third party service providers could significantly disrupt our business.
•We have made and may in the future make investments in companies that we do not control.

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
•Negative impacts on our business may cause us to default on certain financial covenants contained in our financing arrangements.
•Hedging against interest rate and market value changes as well as other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Risks Associated With Adverse Developments in the Mortgage, Real Estate, Credit and Financial Markets Generally
•Difficult conditions in the mortgage, real estate, and financial markets and the economy generally may cause us to experience losses in the future.
•We cannot predict the effect that government policies, laws and interventions adopted in response to the COVID-19 pandemic or the current inflationary environment or the impact that future changes in the U.S. political environment, governmental policy or regulation will have on our business and the markets in which we operate.
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
•The planned discontinuation of LIBOR and the transition from LIBOR to an alternative reference rate may adversely impact our borrowings and assets.

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

Risks Related to Our Business

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce our earnings and book value and, in turn, may constrain our liquidity and cash available for distribution to our stockholders.

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio, as occurred during much of 2022. Changes in the market values of assets in our investment portfolio where the Company elected the fair value option will be reflected in earnings and changes in the market values of assets in our investment portfolio where the Company did not elect the fair value option will be reflected in stockholders’ equity. As a result, a decline in market values of assets in our investment portfolio may reduce our earnings and book value.

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

The market values of our investments may also decline without any general change in interest rates or in combination with a change in interest rates for a number of reasons, such as increases in defaults, actual or perceived increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, a reduction in the liquidity of the assets and markets generally and widening of credit spreads, adverse legislation or regulatory developments and adverse global, national, regional or local economic, market or geopolitical conditions and developments including those relating to pandemics and other health crises and natural disasters, such as the COVID-19 pandemic or the market disruption related to the 2008 financial crisis. If the market values of our investments were to decline for any reason, the value of your investment could also decline.

Our efforts to manage credit risks may fail.

As of December 31, 2022, 100% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process, due diligence efforts or hedging strategies, if any, may not be effective or sufficient. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

The value of the properties we own interests in or that are collateralizing or underlying the loans, securities or interests we own may decline, particularly if we experience a significant or prolonged economic downturn and/or interest rates rise. The frequency of default and the loss severity on our assets upon default may be greater than we anticipate or price into the assets at acquisition. Credit sensitive assets that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans or other investments becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

Rising interest rates, which we experienced throughout much of 2022, generally reduce economic activity, which, in turn, generally reduces the demand for mortgage loans due to the higher cost of borrowing and new construction redevelopment or renovation. A reduction in the volume of mortgage loans originated or in new construction, redevelopment or renovation of multi-family properties may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. We also expect that rising interest rates will cause our targeted assets that were issued, originated or acquired prior to an interest rate increase to experience a decline in their fair value or provide yields that are below prevailing market interest rates. If rising interest rates or interest rate volatility cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is sufficiently above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders will be materially and adversely affected.

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

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our interest-earning assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), as occurred most recently during 2022, in which event our borrowing costs may exceed our interest income and we could incur significant operating losses.

Interest rate mismatches between the interest-earning assets held in our investment portfolio and the borrowings used to fund the purchases of those assets may reduce our net income or result in a loss during periods of changing interest rates.

A significant portion of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, certain of our borrowings provide for a payment reset period of as short as 30 days. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. We have used swap agreements in the past and currently use interest rate caps as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements would not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on the assets in our portfolio, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

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

As of December 31, 2022, approximately 17.4% of our total investment portfolio represented direct or indirect investments in multi-family properties. Moreover, as of December 31, 2022, 33.8%, 17.7% and 13.9% of the outstanding balance of our Mezzanine Lending investments were made on properties located in Florida, Texas and Alabama, respectively, and 42.9%, 28.7% and 10.1% of our joint venture equity investments owned multi-family properties located in Florida, Texas and Alabama, respectively. Our direct and indirect investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property, which is impacted by numerous factors and developments, including many risks that affect real estate generally. See “-Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure” and “-Our business is subject to risks particular to the real property and real estate-related assets.” To the extent any of these factors materially adversely impact the multi-family property sector or the geographic regions in which we invest, the market values of our multi-family assets and our business, financial condition and results of operations may be materially adversely affected.

Similarly, as of December 31, 2022, approximately 78.0% of our total investment portfolio was comprised of residential loans and non-Agency RMBS. Moreover, as of December 31, 2022, significant portions of the properties that secure our residential loans, including loans that secure Consolidated SLST, were concentrated in California, Florida, Texas, New York and New Jersey among other states. California is particularly susceptible to wildfire risk while Florida and Texas are susceptible to hurricane, wind and flood risks. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns or developments relating generally to such region, type of borrower, asset or sector may result in defaults or losses on a number of our assets within a short time period, which may materially adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders. See “-Our business is subject to risks particular to real property and real estate-related assets.”

Residential loans are subject to increased risks of loss.

We acquire and manage residential loans, including performing, re-performing, non-performing and business purpose loans and loans that may not meet or conform to the underwriting standards of any GSE. Residential loans are subject to increased risks of loss. Unlike Agency RMBS, the residential loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior securities of RMBS. A residential loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Many of the loans we own or seek to acquire have been purchased by us at a discount to par value. These residential loans sell at a discount because they generally constitute riskier investments than those selling at or above par value. The residential loans we invest in may be distressed or purchased at a discount because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan, because the loan may otherwise contain credit quality that is considered to be poor, because of errors by the originator in the loan origination underwriting process or because the loan documentation fails to meet certain standards. In addition, non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Although we typically expect to receive less than the principal amount or face value of the residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.

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

Our portfolio of business purpose loans exposes us to new and different risks from our traditional investments in residential mortgage loans.

As of December 31, 2022, approximately 40.3% of the asset value of our total investment portfolio is comprised of business purpose loans. Business purpose loans refer to (i) short-term loans with terms of generally twelve to 24 months that are collateralized by residential properties and are made to investors who intend to rehabilitate and sell the residential property for a profit, which we refer to as “business purpose bridge loans,” and (ii) loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants, which we refer to as “business purpose rental loans”. Business purpose loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not a loan is originated in accordance with our underwriting standards for such loans, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Moreover, in the case of business purpose loans made to a borrower who then rents the property to a tenant, local, state or federal government eviction proceeding requirements may delay foreclosure or liquidation proceedings or cause us to incur additional expense. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent business purpose loan borrowers do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of business purpose loans we own will likely be impaired, which would negatively impact our business.

A portion of our business purpose loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly-leveraged or the borrower experiences financial distress. Indeed, loans similar to business purpose bridge loans performed poorly during the 2008 financial crisis due, in large part, to high leverage and borrower distress and it is likely these types of loans may perform poorly in an economic downturn or in an environment of decreasing real estate prices. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

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

Additionally, business purpose bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans and this risk may be heightened during periods of rising interest rates or declining home values. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these business purpose bridge loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located experiences a downturn or fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset or the borrower's expenses exceed expectations due to rising costs, rising interest rates or otherwise without a corresponding increase in asset value or income to be derived from the property, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a conventional mortgage to repay a business purpose bridge loan. Business purpose bridge loans therefore are subject to risk of a borrower’s inability to obtain permanent financing to repay the loan. Business purpose bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under business purpose bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

Our investments may include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.

Our investments include or may include subordinated tranches of CMBS, RMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of multi-family or other commercial mortgage loans, residential mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with a liquid investment, particularly during periods of market disruption. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2022, our portfolio included approximately $185.4 million of subordinated, first loss non-Agency RMBS and $0.9 million of first loss ABS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.

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

We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for the majority of our investments.

We have elected the fair value option accounting model for the majority of our investments. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results. There can be no assurance that such volatility in periodic financial results will not occur during 2022 or in future periods.

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

We may find it necessary or desirable from time to time to foreclose on some of the residential mortgage loans we acquire and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Moreover, during the COVID-19 pandemic, actions were taken by federal, state and local governments and regulators to make foreclosure more difficult, and in some cases, unavailable.

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

We own and originate mezzanine loans, which are loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. We also own and make preferred equity investments in entities that own property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in the case of a mezzanine loan, or all senior and subordinated debt, in the case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements, which in this case are arrangements between the lender of the senior loan and the mezzanine lender or preferred equity investor that stipulate the rights and obligations of the parties, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity investors. As a result, we may not recover some or all of our investment, which could result in significant losses.

Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.

Our investments in multi-family properties are subject to risks of delinquency, default and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of a single-family residential property. The ability of a borrower to repay a loan or obligation secured by, and the return on an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, on a timely basis or at all, or our ability to receive adequate returns on our investment, may be impaired. Similarly, the single-family rental properties we own are subject to the risk that the tenant will be unable to pay rent timely or at all. Net operating income of an income-producing property can be adversely affected by, among other things:

•tenant mix;

•the performance, actions and decisions of operating partners and the property managers we or they engage in the day-to-day management and maintenance of the property;

•property location, condition, and design;

•competition, including new construction or rehabilitation of competitive properties;

•a surge in homeownership rates;

•changes in laws that increase operating expenses or limit rents that may be charged;

•changes in specific industry segments, including the labor, credit and securitization markets;

•declines in regional or local real estate values or economic conditions;

•declines in regional or local rental or occupancy rates;

•increases in interest rates, real estate tax rates, construction costs, energy costs and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses; and

•the risks particular to real property, including those described in “-Our business is subject to risks particular to real property and real estate-related assets.”

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

Actions of our operating partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions that are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We make mezzanine loans to and preferred equity investments in owners of multi-family properties as part of our investment strategy and presently own joint venture equity investments in owners of multi-family properties. We consider such owners to be our operating partners with respect to the acquisition, improvement or financing of the underlying properties, as the case may be. We may also make indirect investments in properties through other arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

•under certain of our arrangements, neither partner may have control, and an impasse could be reached, which might have a negative influence on our investment; and

•we rely on our operating partners to provide us with accurate financial information regarding the performance of the properties underlying our preferred equity, mezzanine loan and joint venture investments on a timely basis to enable us to satisfy our annual, quarterly and periodic reporting obligations under the Exchange Act and our operating partners and the entities in which we invest may have inadequate internal controls or procedures that could cause us to fail to meet our reporting obligations and other requirements under the federal securities laws.

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce our investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Pursuant to the operating agreement for one of our joint venture investments, s third party investors have the ability to sell their ownership interests to us at their election once a year subject to annual minimum and maximum amount limitations and we are obligated to purchase such interests for cash. We may not have sufficient cash, available borrowing capacity or other capital resources to allow us to finance the purchase of such interests, which may cause us to breach our obligations under the operating agreement, or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. Finally, we may not be able to sell our interest in a venture if we desire to exit the venture without our operating partner's consent.

The proposed disposition of our portfolio of joint venture equity interests in multi-family properties is subject to a number of risks, including the risk that we may be unable to complete the sale of our joint venture equity portfolio on terms acceptable to us, or at all.

In September 2022, we announced that our Board of Directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose of our joint venture equity interests in multi-family properties over time and, following disposition, we will reallocate the capital associated with such assets to our targeted assets. As a result, we are considering various opportunities to monetize our multi-family joint venture equity investments. As of December 31, 2022, we held $388.8 million in joint venture equity interests in multi-family properties, representing approximately 10.2% of our total investment portfolio. To date, we have disposed of one multi-family property under this disposition strategy. Although we intend to acquire additional targeted assets with the proceeds from the sale of our joint venture equity interests, we face significant competition for acquisition of our targeted assets and we may not be able or have the opportunity to make suitable investments on favorable terms. We can provide no assurances regarding the timing or pricing of the sales of our joint venture equity interests in multi-family properties, or that such sales will occur at all. If we cannot sell these joint venture equity interests in a timely manner and/or on terms acceptable to us, we may have less flexibility to rotate into more preferred asset classes, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our business is subject to risks particular to real property and real estate-related assets.

We own assets secured or backed by, or closely connected to, real estate, and to a lesser extent real estate assets, and expect in the future to continue to acquire, own and manage these assets. Real estate and real estate-related assets are subject to various risks, including:

•acts of God, including earthquakes, wildfires, hurricanes, tornadoes, floods and other natural disasters, which may result in uninsured losses;

•acts of domestic or international war or terrorism, social unrest and civil disturbances, including the consequences thereof, such as materially negative impacts on U.S. economic and market conditions;

•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics and health crises, ;

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

As part of our acquisition or underwriting process for certain assets, including, without limitation, residential loans, direct and indirect multi-family property investments, CMBS, non-Agency RMBS, ABS or other mortgage-, residential housing- or other credit-related assets, we may conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, the materials provided to us or that we review will be accurate and complete or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.

Many of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, certain of our assets may be securitized and are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Moreover, because many of our assets are subordinated to more senior securities or loans or depend on the ability of a borrower, tenant or operating partner to meet their contractual obligations, any potential buyer of those assets may request to conduct due diligence on those assets, which may delay the sale or transfer of those assets. The illiquidity of certain of our assets may make it difficult for us to sell such assets on a timely basis or at all if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets, as was the case in March 2020 when the COVID-19 pandemic caused significant turmoil in our markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations and financial condition.

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

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, a number of mortgage lenders have adjusted their loan programs and underwriting standards, which has reduced the availability of mortgage credit to prospective borrowers. This has resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. In addition, the value of some borrowers’ homes may decline below the amount of the mortgage loans on such homes resulting in higher loan-to-value ratios, which may leave the borrowers with insufficient equity in their homes to permit them to refinance. With prevailing mortgage interest rates having risen in a meaningful way from their recent low levels, these risks may be exacerbated. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Competition may prevent us from acquiring assets on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire our targeted assets at favorable spreads over our borrowing costs. In acquiring our targeted assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, private investors, lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. Greater demand for the assets we target for investment tends to increase prices and reduce the estimated yield on the asset. Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exclusion from the Investment Company Act. During much of 2021, increased demand for the assets we target resulted in reduced levels of investment by us which negatively impacted our net earnings during those periods. As in the recent past, we may not in the future be able to acquire sufficient quantities of our targeted assets at favorable spreads over our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire residential loans or make investments in multi-family or single-family rental properties, we may come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third parties, such as loan sub-servicers, property managers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans.

While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, “phishing” attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, operating partners and the companies in which we invest from time to time, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. We have further developed and enhanced our cybersecurity systems and processes that are intended to protect this type of data and information; however, they may not be effective in preventing unauthorized access in the future and such unauthorized access could have a material adverse effect on our business and financial results. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third-parties, operating partners, companies in which we invest and service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

Security breaches could also significantly damage our reputation with existing and prospective business partners, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

Moreover, as a non-controlling equity investor in a residential loan originator, our investment in the loan originator, business and reputation could be negatively impacted if such originator fails to comply with such federal, state and local laws, rules and regulations or receives negative media or marketing attention related to its operations.

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

We have made and may in the future make investments in companies that we do not control.

Some of our investments currently and may in the future include, debt instruments and/or equity securities of companies or investment vehicles that we do not control. Those investments will be subject to the risk that the company or entity in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company or entity may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, underperform expectations, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these entities could be lost in their entirety, and our financial condition, results of operations and cash flow could suffer as a result.

Risks Related to Debt Financing and Our Use of Hedging Strategies

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations, meet financial obligations, and finance asset acquisitions. However, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including most recently in 2020 as a result of the COVID-19 pandemic and, prior to that, the 2008 financial crisis, that have generally negatively impacted the availability of credit from time-to-time. Continued volatility or disruption in the credit or finance markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, to increase the costs of that financing or make the terms less attractive, or to become insolvent. Such volatility or disruption could also limit or halt our access to securitization financing.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

Finally, securitization financing has been limited from time to time in the recent past. Currently, due to rising interest rates and current market conditions, residential loan securitization activity has fallen in a significant way as the terms of such financing, in many cases, have become less attractive. A prolonged decline in securitization activity may limit borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Moreover, other forms of longer-term financing have historically been difficult for mortgage REITs to access or contain less favorable terms. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral, which could reduce our liquidity and harm our financial condition.

We use repurchase agreements to finance a portion of our investments. In certain cases, these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. In these cases, when a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times or prices and terminate our ability to borrow. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties during the first quarter of 2020, resulting in us having to pay cash and securities to satisfy margin calls that were well beyond historical norms. Events of this type, were they to occur again in the future, could have a material adverse impact on our liquidity and could lead to significant losses, a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be negatively impacted. We have historically used leverage to increase the size of our portfolio in order to enhance our returns. The capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including as a result of the COVID-19 pandemic, and the current inflationary environment that has generally negatively impacted the availability and/or terms of financing from time-to-time. If we are unable to leverage our equity to the extent we currently anticipate due to unavailability or less attractive terms or otherwise, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations and recourse structured financings of our investments in residential loans or investment securities to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. Some securitizations are treated as financing transactions for GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle (“SPE”), the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. In exchange for conveying assets to the SPE, we may receive the ownership certificate or residual interest in the securitization and we frequently retain a subordinated interest in the securitization. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. There can be no assurance that we will be able to access the securitization markets in the future or be able to do so at favorable rates to finance the assets we accumulate as part of our investment strategy. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at inopportune times or prices, which could adversely affect our performance and our ability to grow our business.

In addition, under the terms of the securitization or structured financing, we may have limited or no ability to sell, transfer or replace the assets transferred to the SPE, which could have a material adverse effect on our ability to sell the assets opportunistically or during periods when our liquidity is constrained or to refinance the assets. Under the terms of these financings, some of which have terms of up to forty years, we have in the past and may in the future agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the SPE has matured or been repaid, which could reduce our liquidity and our cash available for distribution to our stockholders. As part of our financing strategy, we have in the past and may in the future guarantee certain terms or conditions of these financings, including the payment of principal and interest on the debt issued by the SPE, the cash flows for which are typically derived from the assets transferred to the entity. If an SPE defaults on its obligations and we have guaranteed the satisfaction of that obligation, we may be materially adversely affected.

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

Negative impacts on our business may cause us to default on certain financial covenants contained in our financing arrangements.

The repurchase agreements that finance a portion of our investment portfolio and certain of our other existing financing arrangements, including our senior unsecured notes, and those we enter into in the future, contain or may contain financial covenants. Negative impacts on our business, including those caused by significant market disruptions like the COVID-19 pandemic or an economic recession, have and/or may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and the financing counterparties could elect to declare the repurchase price or principal and interest due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities or dispose of assets when we otherwise would not choose to do so. As a result, a default on any of our financing agreements could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Hedging against interest rate, credit and market value changes as well as other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Subject to compliance with the requirements to maintain our qualification as a REIT, we may engage in certain hedging transactions to limit our exposure to changes in interest rates and credit markets and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, interest rate swaptions, Eurodollars and U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.

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

Risks Associated with Adverse Developments in the Mortgage, Real Estate, Credit and Financial Markets Generally

Difficult conditions in the mortgage, real estate and financial markets and the economy generally have caused and may cause us to experience losses in the future.

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and increasing delinquencies and defaults. In recent years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, changes in monetary policy, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, global pandemics such as the COVID-19 pandemic and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and mortgage, real estate and financial markets. The residential and commercial mortgage markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008 and again by the significant market disruption in March and April 2020 resulting from the COVID-19 pandemic, the severity of which, in each case, was largely unanticipated by the markets, and there can be no assurance that such adverse markets will not occur in the future, particularly in light of current economic uncertainty.

In addition, an economic slowdown or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place pressure on home price performance, while potentially forcing commercial property owners to lower rents on properties with excess supply or experience higher vacancy rates. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners may generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, the loans underlying certain of our investment securities or the multi-family properties that we finance or in which we invest, default or become delinquent on their obligations, we may incur material losses on those loans or investments. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our net interest income and earnings and our ability to acquire our targeted assets in the future on favorable terms or at all. In addition, the deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our assets or cause us to experience losses related thereto, which may adversely affect our results of operations or book value, the availability and cost of credit and our ability to make distributions to our stockholders.

We cannot predict the effect that government policies, laws and interventions adopted in response to the COVID-19 pandemic or the current inflationary environment or the impact that future changes in the U.S. political environment, governmental policy or regulation will have on our business and the markets in which we operate.

The U.S. Government and the Federal Reserve took significant actions to support the economy and the continued functioning of the financial markets in response to the COVID-19 pandemic through multiple relief bills. More recently, the U.S. Government and the Federal Reserve have taken significant actions in response to the current inflationary environment in the U.S. Indeed, the Federal Reserve increased the target rate for the fed funds rate by 425 bps during 2022 to reduce inflation, creating a great deal of volatility in markets. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government or the Federal Reserve will affect the efficiency, liquidity and stability of the financial and mortgage markets or whether they will be successful in reducing inflation to acceptable levels without creating an economic recession. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government or the Federal Reserve will affect our business and the efficiency, liquidity and stability of financial and mortgage markets.

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in uncertainty with respect to interest rates, inflation, foreign exchange rates, trade volumes and trade, fiscal and monetary policy. The potential for changes in policy and regulation is heightened by the change in the U.S. administration. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. In addition, disagreements over the federal budget and federal debt limits have led to the shutdown of the U.S. Government for periods of time in the recent past and may recur in the future. To the extent changes in the political environment have a negative impact on our business or the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely impacted.

The downgrade, or perceived potential downgrade, of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.

In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to concerns surrounding the burgeoning U.S. Government budget deficit. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with some of the targeted assets in our portfolio or those we may seek to acquire. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

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

In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency (the “FHFA”), their federal regulator. Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac and the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. To date, no definitive legislation has been enacted with respect to a possible unwinding of Fannie Mae or Freddie Mac or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions, if any, that the U.S. Government will ultimately take with respect to these entities.

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

The planned discontinuation of LIBOR and the transition from LIBOR to an alternative reference rate may adversely impact our borrowings and assets.

Our repurchase agreements, subordinated debt, mortgage debt related to our consolidated multi-family properties, Series D Preferred Stock, Series E Preferred Stock and certain of our floating rate assets, particularly residential loans, are linked to LIBOR, which has been the subject of recent reform. The U.K. Financial Conduct Authority, the regulator of LIBOR, stopped publishing USD LIBOR for the one week and two month USD LIBOR tenors on December 31, 2021 and intends to stop publishing the remainder of USD LIBOR tenors on June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to USD LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities, and is observed and backward looking, whereas USD LIBOR is an estimated forward-looking rate that relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. It is uncertain at this time if the remaining tenors of USD LIBOR will cease to exist prior to June 30, 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates such as SOFR will gain market acceptance as a replacement for LIBOR.

Further, we may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

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

Moreover, while our Board of Directors or a duly designated committee thereof periodically reviews our investment guidelines and our investment portfolio, our directors do not approve every individual investment that we make, leaving management with day-to-day discretion over the portfolio composition within the investment guidelines. Within those guidelines, management has discretion to significantly change the composition of the portfolio and utilize leverage. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Moreover, because our management has great latitude within our investment guidelines in determining the types and amounts of assets in which to invest and leverage to employ on our behalf, there can be no assurance that our management will not make or approve investments that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions under the Investment Company Act that are applicable to us. To maintain the exclusion, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release suggests that the SEC may modify the exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities, although no such action has been taken at this time. If the SEC acts to narrow the availability of, or if we otherwise fail to qualify for, our exclusion, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on our operations and the market price of our common stock.

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

Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our investment portfolio, could subject us, as an assignee or purchaser of the related residential mortgage loans, to reputational harm, monetary penalties and the risk of the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. Moreover, as a non-controlling equity investor in a residential loan originator, our investment in the loan originator, business and reputation could be negatively impacted if such originator fails to comply with such federal, state and local laws, rules and regulations or receives negative media or marketing attention related to its operations. If loans in our portfolio or those originated by entities in which we have or have previously made an investments are found to have been originated in violation of predatory or abusive lending laws, we could incur losses that would materially adversely affect our business.

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

We own certain non-managing member interests in partnerships and limited liability companies that are joint ventures, as well as preferred equity investments treated as partnership interests for U.S. federal income tax purposes, and we intend to continue to invest in preferred equity investments in the future. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, or subject us to the prohibited transactions tax, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were able to qualify for a statutory REIT “savings” provision, which could require us to pay a significant penalty tax to maintain our REIT qualification.

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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Our securitizations have, and could in the future, result in the creation of taxable mortgage pools (“TMPs”), for U.S. federal income tax purposes. As a REIT, so long as we own (or a subsidiary REIT of ours owns) 100% of the equity interests in a TMP, we generally will not be adversely affected by the characterization of the securitization as a TMP. A subsidiary REIT of ours currently owns 100% of the equity interests in a TMP created by one of our securitizations. To the extent that we (as opposed to our subsidiary REIT) own equity interests in a TMP, certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the TMP, known as “excess inclusion income.” In addition, to the extent that we (as opposed to our subsidiary REIT) own equity interests in a TMP, and our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from such TMP. However, we believe that we have structured our securitizations such that the above taxes will not apply to us or our stockholders.

However, because our subsidiary REIT is, in part, owned by a TRS of ours, that TRS will be subject to tax on any dividend income from our subsidiary REIT, including any excess inclusion income allocated to it.

In addition, in certain instances, we may be precluded from selling equity interests in our securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for U.S. federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

If our subsidiary REIT failed to qualify as a REIT, we could be subject to higher taxes and could fail to remain qualified as a REIT.

We indirectly own 100% of the common interests in a subsidiary that has elected to be taxed as a REIT for U.S. federal income tax purposes. Our subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If our subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) the indirect interests we hold in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made a “protective” TRS election with respect to our subsidiary REIT and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” TRS elections and other arrangements will be effective to avoid the resulting adverse consequences to us.

Moreover, even if the “protective” TRS election were to be effective in the event of the failure of our subsidiary REIT to qualify as a REIT, such subsidiary REIT would be subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

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

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer, Jason T. Serrano, our President, Nicholas Mah, and certain other key individuals employed by us. The sudden loss of Messrs. Serrano or Mah or any key personnel of our Company could have a material adverse effect on our operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company has residential properties (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans, or in connection with its investments in single-family rental homes and consolidated multi-family properties.

See Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a discussion of consolidated multi-family properties and Part IV, Item 15. "Exhibits and Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation" for additional information on our single-family rental homes and consolidated multi-family properties, both in this Annual Report on Form 10-K, which is incorporated herein by reference.

As of December 31, 2022, our principal executive and administrative offices are located in leased space at 90 Park Avenue, Floor 23, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2022, we had 364,774,752 shares of common stock outstanding and there were approximately 90 registered holders of record of our common stock, which does not reflect the beneficial ownership of shares held in nominee name, which we are unable to estimate.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	7,288,253	$—	28,796,097

Performance Graph

The following line graph sets forth, for the period from December 31, 2017 through December 31, 2022, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices was $100 as of December 31, 2017 and (ii) the reinvestment of all dividends.

	12/17	12/18	12/19	12/20	12/21	12/22

New York Mortgage Trust, Inc.	100.00	108.91	131.03	83.71	92.63	73.38
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
FTSE Nareit Mortgage REITs	100.00	97.48	118.27	96.07	111.09	81.53

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. In February 2023, the Board of Directors extended the stock repurchase program expiration from March 31, 2023 to March 31, 2024. The stock repurchase program allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plan. Subject to applicable securities laws, repurchases of the Company's common stock under the stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. The Company intends to only consider repurchasing shares of common stock when the purchase price is less than the last publicly reported book value per common share and expect to fund the share repurchases from current liquidity. Shares of the Company's common stock repurchased by us under the stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three months ended December 31, 2022, the Company repurchased 8,365,473 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $22.5 million, including fees and commissions paid to the broker of approximately $0.1 million, representing an average repurchase price of $2.69 per common share. During the year ended December 31, 2022, the Company repurchased 16,629,615 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $44.4 million, including fees and commissions paid to the broker of approximately $0.2 million, representing an average repurchase price of $2.67 per common share. As of December 31, 2022, $155.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended December 31, 2022 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	2,086,774	$2.22	2,086,774	$173,601
November 1, 2022 - November 30, 2022	—	$—	—	$173,601
December 1, 2022 - December 31, 2022	6,278,699	$2.84	6,278,699	$155,767
Total	8,365,473	$2.69	8,365,473	$155,767

(1)On February 15, 2022, the Company’s Board of Directors approved a $200.0 million stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s common stock, which was announced on February 17, 2022. The repurchase program was initially set to expire March 31, 2023. On February 20, 2023, the Company's Board of Directors extended the repurchase program's expiration to March 31, 2024. This extension was announced on February 22, 2023.

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels while reducing our exposure to investment securities. Building scale in the portfolio and momentum in investment activity has proven challenging throughout much of the period since the March 2020 market disruption, with initial challenges driven in large part by robust demand for credit assets and elevated prepayment and redemption levels. Market opportunities in our areas of investment focus did become more abundant from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the Federal Reserve's actions to increase the fed funds target rate by 425 bps during 2022 in an effort to curtail inflation created extreme interest rate volatility and credit spread widening, which caused us to significantly curtail our investment activity and pipeline late in the second quarter of 2022. In light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 months, in the second half of 2022, we were selective in pursuing investments across the residential housing sector, choosing instead to focus on further enhancing our liquidity, strengthening our balance sheet, protecting our book value and enhancing our asset management platform. During the second half of 2022, we opportunistically disposed of assets in our portfolio generating $32.4 million of net gains and, as further discussed below, also announced a repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties.

The mortgage industry, and the U.S. economy more generally, experienced significant headwinds throughout most of 2022, as rising bond yields, an inverted yield curve, Federal Reserve interest rate hikes and expectations for future interest rate hikes and tightening monetary policy, combined with elevated inflation data, geopolitical instability and growing concerns over the likelihood of an economic recession in the U.S. sometime in the next 12 months contributed to widening credit spreads that caused price declines for many of the residential credit assets in our portfolio. In our residential loan portfolio alone, we recorded approximately $289.7 million of unrealized losses for the year ended December 31, 2022 as compared to unrealized gains of $55.3 million for the year ended December 31, 2021. Consistent with our efforts to further strengthen our balance sheet, we completed four securitizations of residential loans, resulting in approximately $970.0 million in net proceeds to us, which we used to repay outstanding financings related to residential loans. With the completion of these securitizations, as of December 31, 2022, only 13% of the total outstanding balance on our financing arrangements (including Company sponsored CDOs) is subject to mark-to-market margin call risk, down from 93% at December 31, 2019.

In September 2022, we announced that our Board of Directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose of our joint venture equity interests in multi-family properties over time and, following disposition, we will reallocate the capital associated with such assets to our targeted assets. As a result, we are considering various opportunities to monetize what we believe is appreciated value within our portfolio of multi-family joint venture equity investments. We believe that through a well-navigated disposition process, we can rotate the portfolio over time to more attractive investments in a higher rate environment. We expect to continue to invest in multi-family Mezzanine Lending going forward, which remains one of our targeted assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets.

We expect to continue to place a greater emphasis on procuring longer-termed and non-mark-to-market financing arrangements that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. We still expect to utilize some level of repurchase agreement financing as we do currently, but expect repurchase agreement financing, particularly short-term agreements, to represent a smaller percentage of our financing relative to historic levels. While longer-termed and non-mark-to-market financings may incur a greater expense relative to repurchase agreement financings that exposes us to mark-to-market risks, we believe that, over time, this weighting towards longer-termed financings may better allow us to manage our liquidity risk and reduce the impact of market events like those caused by the COVID-19 pandemic during March 2020.

In light of our patient approach in this current environment, we intend to continue to pursue selective investments across the residential housing sector with a focus on acquiring assets with shorter duration, significant discount to par pricing and less price sensitivity to credit deterioration. We will also consider the opportunistic disposition of assets from our portfolio, including our joint venture equity investments, and focus on generating higher portfolio turnover while we prudently manage our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our adjusted book value per common share during the expected continued volatile periods in the near future and will better enable us to rapidly reposition our portfolio in a higher interest rate environment and position us to deploy capital and seize on superior market opportunities in the market cycles ahead. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Historical Financial Information

The following tables set forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2022, 2021, 2020, 2019 and 2018 have been derived from our historical financial statements. Prior year information has been conformed to current year financial statement presentation.

The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read the information below in conjunction with our historical consolidated financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Interest income	$258,388	$206,866	$350,161	$694,614	$455,799
Interest expense	129,419	79,284	223,068	566,750	377,071
Net interest income	128,969	127,582	127,093	127,864	78,728
Non-interest (loss) income	(120,513)	171,741	(359,792)	94,448	66,480
General, administrative and operating expenses	348,563	108,389	54,563	49,835	41,470
Net (loss) income attributable to Company's common stockholders	(340,577)	144,176	(329,696)	144,835	79,186
Basic (loss) earnings per common share	$(0.90)	$0.38	$(0.89)	$0.65	$0.62
Diluted (loss) earnings per common share	$(0.90)	$0.38	$(0.89)	$0.64	$0.61
Dividends declared per common share	$0.40	$0.40	$0.23	$0.80	$0.80
Weighted average shares outstanding-basic	377,287	379,232	371,004	221,380	127,243
Weighted average shares outstanding-diluted	377,287	380,968	371,004	242,596	147,450

Selected Balance Sheet Data:

	As of December 31,
	2022	2021	2020	2019	2018
Residential loans	$3,525,080	$3,575,601	$3,049,166	$2,961,396	$1,022,784
Multi-family loans	87,534	120,021	163,593	17,996,791	11,845,402
Investment securities available for sale, at fair value	99,559	200,844	724,726	2,006,140	1,512,252
Equity investments	179,746	239,631	259,095	189,965	73,466
Real estate, net	692,968	1,017,583	50,532	—	29,704
Assets of disposal group held for sale	1,151,784	—	—	—	—
Total assets (1)	6,240,745	5,658,301	4,655,587	23,843,369	14,737,638
Repurchase agreements	737,023	554,259	405,531	3,105,416	2,131,505
Collateralized debt obligations	2,102,717	1,522,221	1,623,658	17,817,709	11,117,623
Convertible notes	—	137,898	135,327	132,955	130,762
Senior unsecured notes	97,384	96,704	—	—	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Mortgages and notes payable on real estate, net	394,707	709,356	36,752	—	31,227
Liabilities of disposal group held for sale	883,812	—	—	—	—
Total liabilities (1)	4,376,634	3,226,519	2,348,014	21,278,340	13,557,345
Redeemable non-controlling interest in Consolidated VIEs	63,803	66,392	—	—	—
Total equity	1,800,308	2,365,390	2,307,573	2,205,029	1,180,293

(1)Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. Assets and liabilities of the Company's Consolidated VIEs for each of the balance sheet dates presented are included in the following table (dollar amounts in thousands):

	As of December 31,
	2022	2021	2020	2019	2018
Consolidated VIEs
Assets	$4,261,097	$2,940,513	$2,150,984	$19,270,384	$11,984,374
Liabilities	$3,403,257	$2,235,665	$1,667,306	$17,878,314	$11,191,736

Portfolio Update

During the year ended December 31, 2022, we pursued new single-family residential loan and multi-family investments while we opportunistically sold certain investment securities and received common equity investment repayments from sales of consolidated multi-family properties. The following table presents the activity for our investment portfolio for the year ended December 31, 2022 (dollar amounts in thousands):

	December 31, 2021	Acquisitions(1)	Repayments (2)	Sales	Transfers to Disposal Group Held for Sale (3)	Fair Value Changes and Other (4)	December 31, 2022
Residential loans	$2,504,719	$1,733,265	$(1,247,230)	$—	$—	$(293,256)	$2,697,498
Preferred equity investments, mezzanine loans and equity investments	359,652	28,086	(89,105)	—	(9,936)	(21,417)	267,280
Investment securities
CMBS	33,146	—	(567)	—	—	(2,446)	30,133
Non-Agency RMBS	128,019	—	(24,113)	(24,374)	—	(10,962)	68,570
ABS	39,679	—	—	(36,215)	—	(2,608)	856
U.S. Treasury Securities	—	24,879	—	(24,848)	—	(31)	—
Total investment securities available for sale	200,844	24,879	(24,680)	(85,437)	—	(16,047)	99,559
Consolidated SLST (5)	230,344	—	(652)	—	—	(38,159)	191,533
Total investment securities	431,188	24,879	(25,332)	(85,437)	—	(54,206)	291,092
Equity investments in consolidated multi-family properties (6)	261,639	198,802	(50,834)	—	(237,655)	(27,217)	144,735
Equity investments in disposal group held for sale (3)	—	1,100	(284)	—	247,591	(4,368)	244,039
Single-family rental properties	38,749	112,949	—	—	—	(2,468)	149,230
Total investment portfolio	$3,595,947	$2,099,081	$(1,412,785)	$(85,437)	$—	$(402,932)	$3,793,874

(1)Includes draws funded for business purpose bridge loans and existing joint venture equity investments and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of December 31, 2022, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation and net loss from real estate attributable to the Company.
(5)Consolidated SLST is primarily presented on our consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2022 and 2021, respectively, follows (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Residential loans, at fair value	$827,582	$1,070,882
Deferred interest (a)	(1,554)	(1,119)
Less: Collateralized debt obligations, at fair value	(634,495)	(839,419)
Consolidated SLST investment securities owned by NYMT	$191,533	$230,344

(a)Included in other liabilities on our consolidated balance sheets as of December 31, 2022 and 2021.

(6)See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.

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

Financial and mortgage-related asset market conditions declined further during the fourth quarter of 2022, continuing a trend seen throughout 2022 of softening financial and mortgage-related asset market conditions. Following three quarters of declines in 2022, stocks began to move upward during the fourth quarter, although this momentum did not overcome the declines incurred earlier in the year. The Dow Jones Industrial Average finished the fourth quarter of 2022 up 15.4% but was still down 8.8% for full year 2022. The Nasdaq Composite Index realized its smallest quarterly decline of the year when it closed the fourth quarter of 2022 down 1.0% but was still down 33.1% for full year 2022. U.S. economic activity continued to be pressured in the fourth quarter by rising interest rates, concerns over tightening monetary policy, inflation and geopolitical instability. As was the case for credit-sensitive assets generally across markets, pricing for many of the assets in our investment portfolio during the fourth quarter declined.

In 2022, equity markets were challenged with investors absorbing the Federal Reserve’s combined 4.25% in interest rate hikes, taking the federal funds rate to its highest point since 2007, expected additional future rate hikes in 2023 and ongoing concerns of the potential for a U.S. economic recession within the next 12 months. Fixed-income markets were accordingly impacted with the yield on the 2-year U.S. Treasury note increasing to 4.41% on December 30, 2022 from a yield of 0.73% on December 31, 2021, an increase of 368 basis points. In December 2022, a divergence from the overall trends experienced in 2022 began to emerge with the annualized inflation rate, as measured by the Consumer Price Index (“CPI”), increasing at its slowest pace of growth since October 2021 and the Federal Reserve implementing a smaller 0.50% federal funds rate hike following a string of four straight 0.75% rate hikes. However, due to persistently high inflation, expected increases in the federal funds rate, the Federal Reserve’s reduction of its balance sheet and ongoing recession concerns, we anticipate markets, and the pricing for many of our assets, will continue to experience volatility in 2023.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in 2022 with real gross domestic product (“GDP”) increasing by 2.1% (advanced estimate) for full year 2022, down from the more robust GDP growth of 5.9% recorded for full year 2021. GDP grew at a 2.9% (advanced estimate) annualized rate in the fourth quarter of 2022 and at a 3.2% annualized rate in the third quarter of 2022 after beginning the year with two quarters of GDP contraction. As inflationary pressures appear to slightly ebb and markets attempt to anticipate how the Federal Reserve may respond to slower growth in inflation, the uncertainty created by these macroeconomic trends may limit or undermine business activity and the potential for future GDP growth. However, according to the minutes of the Federal Reserve’s December 2022 meeting, Federal Reserve policymakers expect GDP to grow modestly in 2023, although at a slower rate of growth than was seen in the second half of 2022.

The U.S. labor market remained tight throughout the fourth quarter of 2022 and did not cool to the extent that some market commentators had expected or the Federal Reserve hoped for. According to the U.S. Department of Labor, the U.S. unemployment rate ticked up to begin the fourth quarter of 2022 before erasing those gains and finishing flat to the start of the quarter at 3.5%. The unemployment rate at the end of December 2022 marks a 40 basis point decrease from the unemployment rate of 3.9% at the end of December 2021. The number of unemployed persons decreased by 0.6 million year-over-year to 5.7 million as of December 2022. There continues to be a wide disparity between the number of available job openings, 11.0 million as of the end of December 2022, and the number of unemployed persons, resulting in a competitive labor market and rising wages.

The interest rate environment remained turbulent as the Federal Reserve raised interest rates again in February 2023 by 25 basis points following a total of 425 basis points in interest rate increases in 2022 in an effort to rein in inflation as the CPI maintained multi-decade highs above 6% throughout 2022. Higher interest rates may put pressure on our mortgage borrowers, rents and operating partners. These rate hikes and the anticipation of future rate hikes by the Federal Reserve contributed to the Treasury curve inverting in July 2022. On December 30, 2022, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 53 basis points, as compared to a 79 basis point spread on December 31, 2021. The 2-year and 10-year yield curve has remained inverted since July 2022 with the yield curve spread closing at negative 69 basis points as of January 31, 2023.

As noted above, fears of an economic recession in the U.S. remain steady. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” A January 2023 survey of economists by the Wall Street Journal indicated that the probability of a recession in the next twelve months is at 61%, a figure that has changed little since October 2022 but is up 43% from the recession probability indicated by the survey taken in January 2022. The economists surveyed by the Wall Street Journal attribute the likelihood of a recession in the next twelve months to persistent high inflation and the Federal Reserve’s efforts to tame inflation through interest rate hikes. An economic recession may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. The residential real estate market declined in 2022, due, at least in part, to the impacts of higher interest rates. As of December 2022, existing-home sales were down 14.6% from September 2021 and down 34.0% from December 2021.

Although there has been a decline in home sales, data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for November 2022 showed that, on average, home prices increased 6.8% for the 20-City Composite over November 2021, although the rate of price increases has slowed since the spring of 2022. According to the National Association of Realtors (“NAR”), the median existing-home price for all housing types in December 2022 was $366,900, up 2.3% from $358,800 in December 2021. Despite 130 consecutive months of year-over-year increases in median home prices, the longest streak on NAR’s records, the median sales price declined for the sixth month in a row in December 2022 after reaching a record high of $413,800 in June 2022, suggesting that homebuilding and pricing may be starting to moderate. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 862,000 and 1,010,000 for the three and twelve months ended December 31, 2022, respectively, as compared to 1,131,000 for the year ended December 31, 2021. Overall, existing home inventory for sale at the end of December amounted to 2.9 months of supply, up from 1.7 months of supply in December 2021, according to the NAR. As interest rates continue to move higher, we expect this to continue to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 529,000 and 529,000 for the three and twelve months ended December 31, 2022, respectively, as compared to 462,000 for the year ended December 31, 2021. Demand for new apartments will likely remain strong in the near term, particularly in the South and Southeastern U.S. where in recent years demand has outpaced supply. Nationally, rents continued to grow throughout 2022, albeit at a slower pace than seen in 2021. Weakening multi-family housing fundamentals, including, among other things, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

In January 2023, the White House Domestic Policy Council and National Economic Council released a white paper entitled the “Blueprint for a Renters Bill of Rights” (the “Blueprint”). The Blueprint discusses potential tenant protections regarding leasing and management of rental properties, tenant organizing, evictions and rent increases, among other potential protections. Although the Blueprint is non-binding, several federal agencies, including Fannie Mae and Freddie Mac, have announced actions that seek to further some of the principles set forth in the Blueprint. Policies, regulations or laws implemented to further the principles discussed in the Blueprint could lead to increased costs and reduced operational flexibility for multi-family and single-family rental properties, which could contribute to reduced cash flows from and/or valuation declines for multi-family and single-family rental properties, and in turn, many of the multi-family investments and single-family rentals that we own.

Credit Spreads. Investment grade and high-yield credit spreads widened in 2022 despite a modest narrowing of both spreads in the fourth quarter amid slowing inflation and optimism that the Federal Reserve might soften its aggressive stance regarding interest rate increases. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. The Treasury curve began 2022 with the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield continuing to flatten before ultimately inverting near mid-year and remaining inverted through year-end and into 2023. The spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield was 79 basis points on December 31, 2021 and ended 2022 with a spread of negative 53 basis points. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it plans to roll off to $95 billion each month. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. With inflation well above the 2% objective in 2022 and into 2023 and a strong labor market, the Federal Reserve approved a 0.25% increase to the target range for the federal funds rate on March 16, 2022, a 0.50% increase on May 4, 2022, a 0.75% increase on June 15, 2022, a 0.75% increase on July 27, 2022, a 0.75% increase on September 21, 2022, a 0.75% increase on November 2, 2022, a 0.50% increase on December 14, 2022 and a 0.25% increase on February 1, 2023. With additional increases to the Federal Reserve’s target range possible in 2023, some Federal Reserve officials expect the target range for the federal funds rate to reach a level between 5.25% and 5.50% by the end of 2023.

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

The administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, ceased publication of USD LIBOR on December 31, 2021, for only the one week and two month USD LIBOR tenors, and plans to cease publication of USD LIBOR on June 30, 2023 for all other USD LIBOR tenors. While the transition period was extended to June 2023, the Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In 2022 and thus far into 2023, the market’s adoption of SOFR appears to be strong and growing. Additionally, the federal government enacted the Adjustable Interest Rate Act in March 2022 with the intention of assisting in the transition away from LIBOR. Nevertheless, uncertainty about the transition away from LIBOR and the future of the alternative reference rate remains. We continue to monitor the emergence of this new rate carefully, as it has in many cases, and will likely become in other cases, the new benchmark for hedges and a range of interest rate investments and financing arrangements.

The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from ongoing geopolitical instability and uncertainty surrounding inflation, interest rates and the outlook for the U.S. and global economies, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Full Year 2022 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2022 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2022
Net loss attributable to Company's common stockholders	$(340,577)
Net loss attributable to Company's common stockholders per share (basic)	$(0.90)
Undepreciated loss (1)	$(261,578)
Undepreciated loss per common share (1)	$(0.69)
Comprehensive loss attributable to Company's common stockholders	$(344,325)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.91)
Yield on average interest earning assets (1) (2)	6.66%
Interest income	$258,388
Interest expense	$129,419
Net interest income	$128,969
Net interest spread (1) (3)	2.47%
Book value per common share at the end of the period	$3.32
Adjusted book value per common share at the end of the period (1)	$3.97
Economic return on book value (4)	(20.85)%
Economic return on adjusted book value (5)	(7.42)%
Dividends per common share	$0.40
(1)Represents a non-GAAP financial measure. A reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure is included in "Non-GAAP Financial Measures" elsewhere in this section.
(2)Calculated as the quotient of our adjusted interest income and our average interest earning assets and excludes all Consolidated SLST assets other than those securities owned by the Company.
(3)Our calculation of net interest spread may not be comparable to similarly-titled measures of other companies who may use a different calculation.
(4)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share, if any, during the period.
(5)Economic return on adjusted book value is based on the periodic change in adjusted book value per common share, a non-GAAP financial measure, plus dividends declared per common share, if any, during the period.

Key Developments During Full Year 2022

Investing Activities

•Purchased approximately $1.7 billion in residential loans and $112.9 million in single-family rental properties.

•Sold investment securities for approximately $85.4 million and recognized a realized gain of approximately $18.3 million.

•Funded approximately $199.9 million of multi-family joint venture equity investments and approximately $28.1 million of Mezzanine Lending investments. Received approximately $99.1 million in proceeds from redemptions of Mezzanine Lending investments.
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

•Repurchased $50.0 million par value of our residential loan securitization CDOs for approximately $46.5 million.

Financing Activities

•Redeemed our Convertible Notes at maturity for $138.0 million.

•Completed four securitizations of business purpose, performing and re-performing residential loans, resulting in approximately $970.0 million in net proceeds to the Company after deducting expenses associated with the transactions. The Company utilized the net proceeds to repay approximately $793.6 million on outstanding repurchase agreement financing related to residential loans.

•Obtained approximately $1.6 billion of financing for residential loans through recourse and non-recourse repurchase agreements with new and existing counterparties.

•Repurchased 16.6 million shares of common stock pursuant to a stock repurchase program for approximately $44.4 million at an average repurchase price of $2.67 per share.

Subsequent Developments

•On February 22, 2023, we announced that our Board of Directors approved a one-for-four reverse stock split of our issued, outstanding and authorized shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split is expected to take effect as of 12:01 a.m., New York City time, on March 9, 2023 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock will be converted into one share of our common stock, with a proportionate reduction in our authorized shares of common stock, outstanding equity awards and number of shares remaining available for issuance under our 2017 Equity Incentive Plan. The par value of each share of common stock will remain unchanged. No fractional shares will be issued in connection with the Reverse Stock Split. Instead, each stockholder that would hold fractional shares as a result of the Reverse Stock Split will be entitled to receive, in lieu of such fractional shares, cash in an amount based on the closing price of our common stock on the Nasdaq Global Select Market on March 8, 2023. See Note 21 in the Notes to Consolidated Financial Statements for pro forma information regarding the Reverse Stock Split.

•On February 22, 2023, we announced that our Board of Directors approved an extension of the previously announced share repurchase program under which we may repurchase up to $200.0 million of our common stock. Our Board of Directors extended the stock repurchase program expiration from March 31, 2023 to March 31, 2024.

•Repurchased $60.3 million par value of our residential loan securitization CDOs for approximately $58.7 million in February 2023.

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2022 and 2021, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at December 31, 2022 and 2021, respectively (dollar amounts in thousands).

At December 31, 2022:

	Single-Family	Multi-Family	Corporate/Other	Total
Residential loans	$3,525,080	$—	$—	$3,525,080
Consolidated SLST CDOs	(634,495)	—	—	(634,495)
Multi-family loans	—	87,534	—	87,534
Investment securities available for sale	68,570	30,133	856	99,559
Equity investments	—	152,246	27,500	179,746
Equity investments in consolidated multi-family properties (1)	—	144,735	—	144,735
Equity investments in disposal group held for sale (2)	—	244,039	—	244,039
Single-family rental properties	149,230	—	—	149,230
Total investment portfolio carrying value	3,108,385	658,687	28,356	3,795,428
Liabilities:
Repurchase agreements	(737,023)	—	—	(737,023)
Residential loan securitization CDOs	(1,468,222)	—	—	(1,468,222)
Senior unsecured notes	—	—	(97,384)	(97,384)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	135,401	—	224,403	359,804
Adjustment of redeemable non-controlling interest to estimated redemption value	—	(44,237)	—	(44,237)
Other	61,063	(2,554)	(54,659)	3,850
Net Company capital allocated	$1,099,604	$611,896	$55,716	$1,767,216

Company Recourse Leverage Ratio (4)				0.3x
Portfolio Recourse Leverage Ratio (5)				0.3x

(1)Represents the Company's equity investments in consolidated multi-family properties that are not in disposal group held for sale. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated financial statements.
(2)Includes both unconsolidated and consolidated equity investments in multi-family properties that are held for sale in disposal group. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated financial statements.
(3)Excludes cash in the amount of $35.1 million held in the Company's equity investments in consolidated multi-family properties and consolidated equity investments in disposal group held for sale. Restricted cash is included in the Company's accompanying consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include certain repurchase agreement financing amounting to $291.2 million, Consolidated SLST CDOs amounting to $634.5 million, residential loan securitization CDOs amounting to $1.5 billion and mortgages payable on real estate amounting to $394.7 million as they are non-recourse debt.

(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company’s total stockholders’ equity.

At December 31, 2021:

	Single-Family	Multi-Family	Corporate/Other	Total
Residential loans	$3,575,601	$—	$—	$3,575,601
Consolidated SLST CDOs	(839,419)	—	—	(839,419)
Multi-family loans	—	120,021	—	120,021
Investment securities available for sale	128,019	33,146	39,679	200,844
Equity investments	—	191,238	48,393	239,631
Equity investments in consolidated multi-family properties (1)	—	261,639	—	261,639
Single-family rental properties	38,749	—	—	38,749
Total investment portfolio carrying value	2,902,950	606,044	88,072	3,597,066
Liabilities:
Repurchase agreements	(554,259)	—	—	(554,259)
Residential loan securitization CDOs	(682,802)	—	—	(682,802)
Convertible notes	—	—	(137,898)	(137,898)
Senior unsecured notes	—	—	(96,704)	(96,704)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (2)	39,366	—	260,279	299,645
Other	29,612	(13,205)	(55,424)	(39,017)
Net Company capital allocated	$1,734,867	$592,839	$13,325	$2,341,031

Company Recourse Leverage Ratio (3)				0.4x
Portfolio Recourse Leverage Ratio (4)				0.2x

(1)Represents the Company's equity investments in consolidated multi-family apartment properties. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties to the Company's consolidated financial statements.
(2)Excludes cash in the amount of $30.1 million and restricted cash in the amount of $8.1 million held in the Company's equity investments in consolidated multi-family properties. Restricted cash is included in the Company’s accompanying consolidated balance sheets in other assets.
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
(4)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company’s total stockholders’ equity.

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2022 and 2021, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2022 are greater or less than the results from the year ended December 31, 2021. Unless otherwise specified, references in this section to increases or decreases in 2022 refer to the change in results for the year ended December 31, 2022 when compared to the year ended December 31, 2021. For a discussion related to our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 and is available on the SEC’s website at www.sec.gov.

The following table presents the main components of our net (loss) income for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	$ Change
Interest income	$258,388	$206,866	$51,522
Interest expense	129,419	79,284	50,135
Net interest income	128,969	127,582	1,387
Total non-interest (loss) income	(120,513)	171,741	(292,254)
General and administrative expenses	52,440	48,908	3,532
Expenses related to real estate	255,235	32,813	222,422
Portfolio operating expenses	40,888	26,668	14,220
(Loss) income from operations before income taxes	(340,107)	190,934	(531,041)
Income tax expense	542	2,458	(1,916)
Net loss attributable to non-controlling interests	42,044	4,724	37,320
Net (loss) income attributable to Company	(298,605)	193,200	(491,805)
Preferred stock dividends	41,972	42,859	(887)
Preferred stock redemption charge	—	6,165	(6,165)
Net (loss) income attributable to Company's common stockholders	(340,577)	144,176	(484,753)
Basic (loss) earnings per common share	$(0.90)	$0.38	$(1.28)
Diluted (loss) earnings per common share	$(0.90)	$0.38	$(1.28)

Interest Income and Interest Expense

Interest income increased in 2022 primarily due to the increase in our average interest earning assets as the Company continued to invest in residential loans, particularly higher-yielding business purpose loans. This increase was offset by an increase of interest expense due to 1) increased securitization financings and borrowings on repurchase agreements and 2) an increase in cost of financing due to an increase in base interest rates.

Non-interest Income (Loss)

Realized Gains, Net

The following table presents the components of realized gains, net recognized for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
Residential loans	$8,281	$15,723	$(7,442)
Investment securities and derivatives	19,268	5,728	13,540
Total realized gains, net	$27,549	$21,451	$6,098

During the year ended December 31, 2022, the Company recognized net realized gains of $8.3 million related to our residential loan portfolio, primarily as a result of loan prepayments. The Company also recognized net realized gains of $18.3 million on the sale of ABS and non-Agency RMBS as part of our strategy to selectively and opportunistically dispose of certain of our investment securities.

During the year ended December 31, 2021, the Company recognized net realized gains of $15.7 million related to our residential loan portfolio primarily as a result of loan prepayments and sales activity during the year. The Company also recognized net realized gains of $5.7 million related to our investment securities, which consisted of $11.2 million of net realized gains on the sale of Agency RMBS, non-Agency RMBS and CMBS, offset by a write-down of $5.5 million recognized on the Company's investments in non-Agency RMBS.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
Residential loans	$(289,670)	$55,335	$(345,005)
Consolidated SLST	(32,403)	23,832	(56,235)
Preferred equity and mezzanine loan investments	(2,673)	1,016	(3,689)
Investment securities and derivatives	3,665	15,466	(11,801)
Total unrealized (losses) gains, net	$(321,081)	$95,649	$(416,730)

The Company recognized $321.1 million in net unrealized losses for the year ended December 31, 2022, primarily due to credit spread widening and increases in interest rates that impacted the pricing of our credit assets, particularly our residential loans and investment in Consolidated SLST. Net unrealized losses on our investment securities for the year ended December 31, 2022 included a reversal of previously recognized unrealized gains amounting to $15.9 million on ABS that were sold during the year as well as additional unrealized losses on non-Agency RMBS and CMBS due to credit spread widening. Unrealized losses on investment securities for the year ended December 31, 2022 were partially offset by unrealized gains recognized on certain non-Agency IOs during the period as a result of an increase in interest rates. During the year ended December 31, 2022, the Company recognized $26.3 million of unrealized gains related to interest rate cap agreements, also as a result of an increase in interest rates during the period.
For the year ended December 31, 2021, the Company recognized $95.6 million in net unrealized gains, primarily due to improved pricing on our credit assets driven largely by tightening credit spreads, particularly our residential loans, investment in Consolidated SLST and our non-Agency RMBS.

Income from Equity Investments

The following table presents the components of income from equity investments for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
Preferred return on preferred equity investments accounted for as equity	$22,276	$24,256	$(1,980)
Unrealized (losses) gains, net on preferred equity investments accounted for as equity	(3,606)	377	(3,983)
(Loss) income from unconsolidated joint venture equity investments in multi-family properties	(1,430)	150	(1,580)
(Loss) income from entities that invest in or originate residential properties and loans	(2,166)	9,113	(11,279)
Total income from equity investments	$15,074	$33,896	$(18,822)

Income from equity investments decreased during the year ended December 31, 2022, due in part to the redemption of a residential equity investment in the first quarter of 2022. Income from equity investments also decreased due to net unrealized losses recognized on preferred equity, unconsolidated joint venture equity and residential equity investments during the year ended December 31, 2022 due to rising interest rates that negatively impacted valuations and credit spread widening. Preferred return on preferred equity investments decreased during the period as a result of investment redemptions since December 31, 2021.

Other Income

The following table presents the components of other income for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$3,950	$5,294	$(1,344)
Gain on sale of real estate held for sale	17,132	—	17,132
Miscellaneous	(4,793)	221	(5,014)
Total other income	$16,289	$5,515	$10,774

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net increase in other income in 2022 is primarily due to gain recognized on the sale of a multi-family property in which we held a joint venture equity interest during the year ended December 31, 2022. This increase was partially offset by impairment losses related to certain equity and joint venture equity investments recognized during the year ended December 31, 2022.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$39,689	$36,970	$2,719
Professional fees	4,771	3,468	1,303
Other	7,980	8,470	(490)
Total general and administrative expenses	$52,440	$48,908	$3,532

The increase in general and administrative expenses in 2022 is primarily related to an increase in salary and stock-based compensation expenses due, in part, to an increase in employee headcount, and an increase in legal and audit fees.

	For the Years Ended December 31,
	2022	2021	$ Change
Portfolio operating expenses	$40,888	$26,668	$14,220

The increase in portfolio operating expenses in 2022 can be attributed primarily to increased servicing fees related to business purpose loans as a result of increased investment activity in those assets during the first half of 2022.

Net (Loss) Income from Real Estate

The following table presents the components of net (loss) income from real estate for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
Income from real estate	$141,656	$15,230	$126,426
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(56,011)	(3,964)	(52,047)
Depreciation expense on operating real estate	(47,179)	(5,662)	(41,517)
Amortization of lease intangibles related to operating real estate	(79,645)	(13,588)	(66,057)
Other expenses	(72,400)	(9,599)	(62,801)
Total expenses related to real estate	(255,235)	(32,813)	(222,422)
Net gain (1)	40,821	157	40,664
Net loss from real estate	(72,758)	(17,426)	(55,332)
Net loss attributable to non-controlling interest	42,044	4,724	37,320
Net loss from real estate attributable to Company	$(30,714)	$(12,702)	$(18,012)

(1)Includes $17.1 million of gain on sale, $1.1 million of loss on extinguishment of mortgages payable on real estate and $2.4 million impairment of real estate included in other income, $0.9 million included in realized gains, net related to derivatives and $26.3 million of unrealized gains on derivatives included in unrealized gains, net in the Company's consolidated statements of operations for the year ended December 31, 2022.

Beginning in the second half of 2021, we significantly grew our portfolio of joint venture equity investments in multi-family properties, the assets and liabilities of which are consolidated in our consolidated financial statements in accordance with GAAP. The increase in net loss from real estate in 2022 was primarily related to a full year of activity from the consolidated joint venture equity investments in multi-family properties. A significant portion of the net loss is attributable to depreciation expense and amortization of lease intangibles related to the operating real estate. The Company recognized depreciation and amortization expenses totaling $47.2 million and $79.6 million, respectively, during the year ended December 31, 2022. This increase was partially offset by unrealized gains recognized on interest rate cap agreements related to mortgages payable as a result of an increase in interest rates as well as gain recognized on the sale of real estate held for sale.

Comprehensive (Loss) Income

The main components of comprehensive (loss) income for the years ended December 31, 2022 and 2021, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(340,577)	$144,176	$(484,753)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Non-Agency RMBS	(3,748)	4,663	(8,411)
CMBS	—	86	(86)
Total	(3,748)	4,749	(8,497)
Reclassification adjustment for net gain included in net (loss) income	—	(3,965)	3,965
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3,748)	784	(4,532)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(344,325)	$144,960	$(489,285)

The changes in other comprehensive (loss) income ("OCI") in 2022 can be attributed primarily to a decrease in the fair value of our investment securities, where the fair value option was not elected, as a result of credit spread widening in 2022. During the year ended December 31, 2021, the net fair value of our investment securities where fair value option was not elected increased as a result of general credit spread tightening during the period. Additionally, previously recognized net unrealized gains reported in OCI were reclassified to net realized gains in relation to the sale of certain investment securities during the year ended December 31, 2021.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of December 31, 2022, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2022 (amounts in thousands, except per share):

	Year Ended December 31, 2022
	Amount	Shares	Per Share(1)
Beginning Balance	$1,783,906	379,405	$4.70
Common stock issuance, net (2)	11,895	2,000
Preferred stock issuance, net	130
Common stock repurchase	(44,399)	(16,630)
Balance after share activity	1,751,532	364,775	4.80
Adjustment of redeemable non-controlling interest to estimated redemption value	(44,237)		(0.12)
Costs associated with non-controlling interest contributions	(26)		—
Dividends and dividend equivalents declared	(152,853)		(0.42)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (3)	(3,748)		(0.01)
Net loss attributable to Company's common stockholders	(340,577)		(0.93)
Ending Balance	$1,210,091	364,775	$3.32

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2022 are 364,774,752.
(2)Includes amortization of stock based compensation.
(3)The net decrease relates to unrealized losses on our investment securities due to reductions in pricing.

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

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost, net interest spread, undepreciated earnings and adjusted book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Annual Report on Form 10-K to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

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

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated by reducing our GAAP interest income by the interest expense recognized on Consolidated SLST CDOs and Consolidated K-Series CDOs,
•adjusted interest expense – calculated by reducing our GAAP interest expense by the interest expense recognized on Consolidated SLST CDOs and Consolidated K-Series CDOs,
•adjusted net interest income – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets and excludes all Consolidated SLST and Consolidated K-Series assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, excluding Consolidated SLST CDOs, Consolidated K-Series CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

We provide the non-GAAP financial measures listed above because we believe these non-GAAP financial measures provide investors and management with additional detail and enhance their understanding of our interest earning asset yields, in total and by investment category, relative to the cost of our financing and the underlying trends within our portfolio of interest earning assets. In addition to the foregoing, our management team uses these measures to assess, among other things, the performance of our interest earning assets in total and by asset, possible cash flows from our interest earning assets in total and by asset, our ability to finance or borrow against the asset and the terms of such financing and the composition of our portfolio of interest earning assets, including acquisition and disposition determinations. These measures remove the impact of Consolidated SLST and the Consolidated K-Series that we consolidate or consolidated in accordance with GAAP by only including the interest income earned by the Consolidated SLST and Consolidated K-Series securities that are or were actually owned by the Company, as the Company only receives or received income or absorbs or absorbed losses related to the Consolidated SLST and Consolidated K-Series securities actually owned by the Company.

Prior to the quarter ended December 31, 2022, we also reduced GAAP interest expense by the interest expense on mortgages payable on real estate. Commencing with the quarter ended December 31, 2022, we have reclassified the interest expense on mortgages payable on real estate to expenses related to real estate on our consolidated statements of operations and, as such, it is no longer included in GAAP interest expense. Prior period disclosures have been conformed to the current period presentation.

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

Year Ended December 31, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$213,770	$13,499	$5,974	$233,243
Adjusted Interest Expense (1)	(94,664)	(152)	(9,458)	(104,274)
Adjusted Net Interest Income (1)	$119,106	$13,347	$(3,484)	$128,969

Average Interest Earning Assets (3)	$3,354,923	$135,769	$13,820	$3,504,512
Average Interest Bearing Liabilities (4)	$2,333,020	$5,520	$150,194	$2,488,734

Yield on Average Interest Earning Assets (1) (5)	6.37%	9.94%	43.23%	6.66%
Average Financing Cost (1) (6)	(4.06)%	(2.75)%	(6.30)%	(4.19)%
Net Interest Spread (1) (7)	2.31%	7.19%	36.93%	2.47%

Year Ended December 31, 2021

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$151,931	$19,900	$6,900	$178,731
Adjusted Interest Expense (1)	(33,787)	—	(17,362)	(51,149)
Adjusted Net Interest Income (1)	$118,144	$19,900	$(10,462)	$127,582

Average Interest Earning Assets (3)	$2,559,713	$238,273	$28,025	$2,826,011
Average Interest Bearing Liabilities (4)	$1,039,145	$—	$250,778	$1,289,923

Yield on Average Interest Earning Assets (1) (5)	5.94%	8.35%	24.62%	6.32%
Average Financing Cost (1) (6)	(3.25)%	—	(6.92)%	(3.97)%
Net Interest Spread (1) (7)	2.69%	8.35%	17.70%	2.35%

Year Ended December 31, 2020

	Single-Family (8)	Multi- Family (9)	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$128,287	$54,708	$5,741	$188,736
Adjusted Interest Expense (1)	(41,109)	(7,352)	(13,182)	(61,643)
Adjusted Net Interest Income (1)	$87,178	$47,356	$(7,441)	$127,093

Average Interest Earning Assets (3)	$2,595,576	$656,067	$43,855	$3,295,498
Average Interest Bearing Liabilities (4)	$1,292,958	$227,692	$183,000	$1,703,650

Yield on Average Interest Earning Assets (1) (5)	4.94%	8.34%	13.08%	5.73%
Average Financing Cost (1) (6)	(3.14)%	(3.18)%	(7.10)%	(3.57)%
Net Interest Spread (1) (7)	1.80%	5.16%	5.98%	2.16%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.

(3)Average Interest Earning Assets for the respective periods include residential loans, multi-family loans and investment securities and exclude all Consolidated SLST and Consolidated K-Series assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements, residential loan securitization CDOs, Convertible Notes, senior unsecured notes and subordinated debentures and exclude Consolidated SLST CDOs, Consolidated K-Series CDOs and mortgages payable on real estate as the Company does or did not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
(5)Yield on Average Interest Earning Assets is calculated by dividing our adjusted interest income relating to our portfolio of interest earning assets by our Average Interest Earning Assets for the respective periods.
(6)Average Financing Cost is calculated by dividing our adjusted interest expense by our Average Interest Bearing Liabilities.
(7)Net Interest Spread is the difference between our Yield on Average Interest Earning Assets and our Average Financing Cost.
(8)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's consolidated financial statements. Our GAAP interest income includes interest income recognized on the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST. Our GAAP interest expense includes interest expense recognized on the Consolidated SLST CDOs that permanently finance the residential loans in Consolidated SLST and are not owned by the Company. We calculate adjusted interest income by reducing our GAAP interest income by the interest expense recognized on the Consolidated SLST CDOs and adjusted interest expense by excluding the interest expense recognized on the Consolidated SLST CDOs, thus only including the interest income earned by the SLST securities that are actually owned by the Company in adjusted net interest income.
(9)Prior to the sale of first loss POs in March 2020, the Company had determined it was the primary beneficiary of the Consolidated K-Series and had consolidated the Consolidated K-Series into the Company’s consolidated financial statements. Our GAAP interest income included interest income recognized on the underlying multi-family loans held in the Consolidated K-Series. Our GAAP interest expense included interest expense recognized on the Consolidated K-Series CDOs that permanently financed the multi-family loans in the Consolidated K-Series and were not owned by the Company. We calculate adjusted interest income by reducing our GAAP interest income by the interest expense recognized on the Consolidated K-Series CDOs and adjusted interest expense by excluding the interest expense recognized on the Consolidated K-Series CDOs, thus only including the interest income earned by the K-Series securities that were actually owned by the Company in adjusted net interest income.

Our adjusted net interest income remained relatively flat in 2022 as compared to the prior year. Adjusted interest expense increased as a result of increased borrowings pursuant to repurchase agreements and securitization financings and an increase in the cost of financing due to base interest rate movements. Our average interest earning assets also increased in 2022, primarily due to additional investment in higher-yielding business purpose loans, which partially offset the increases in repurchase agreement financing obtained on residential loans and investment securities, securitization financings related to residential loans and the associated increased financing costs. Multi-family adjusted net interest income decreased by approximately $6.6 million in 2022 primarily as a result of multi-family loan redemptions that moved multi-family average interest earning assets lower, while a reduction in corporate/other adjusted interest expense resulting from redemption of our Convertible Notes (defined below) in the first quarter of 2022 caused corporate/other adjusted net interest income to increase by approximately $7.0 million.

Net interest spread increased during 2022, primarily due to an increase in yield on average interest earning assets resulting from our continued investment in higher-yielding business purpose loans. The increase was partially offset by an increase in the cost of financing due to base interest rate movements in 2022.

Our adjusted net interest income remained relatively flat in 2021 as compared to the prior year. Adjusted interest income decreased as a result of a decrease in average interest earning assets due to asset sales in 2020, largely in response to the impacts of the COVID-19 pandemic during the first half of 2020, opportunistic asset sales in 2020 and 2021 and higher prepayment speeds in 2021. In particular, we sold our entire portfolio of higher-yielding first loss POs within the Consolidated K-Series in March 2020 and continued to reduce our portfolio of remaining investment securities through the sale of non-Agency RMBS and CMBS in 2021. The decrease in adjusted interest income was partially offset by the acquisition of higher-yielding business purpose loans in 2021. Adjusted interest expense also decreased in 2021 as compared to the prior year due to a decrease in average interest bearing liabilities, which was largely driven by reduced borrowings from repurchases agreements secured by investment securities.

Net interest spread for the year ended December 31, 2021 increased from the prior year period primarily due to continued investment in higher-yielding business purpose loans. The change was partially offset by increased average borrowing costs associated with the non-mark-to-market financings (including securitizations) completed in 2020 and 2021 that replaced repurchase agreement financings that had lower interest costs.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the years ended December 31, 2022, 2021 and 2020, respectively, is presented below (dollar amounts in thousands):

	Years Ended December 31,
	2022				2021				2020
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$238,915	$13,499	$5,974	$258,388	$180,066	$19,900	$6,900	$206,866	$159,950	$184,470	$5,741	$350,161
GAAP interest expense	(119,809)	(152)	(9,458)	(129,419)	(61,922)	—	(17,362)	(79,284)	(72,772)	(137,114)	(13,182)	(223,068)
GAAP total net interest income	$119,106	$13,347	$(3,484)	$128,969	$118,144	$19,900	$(10,462)	$127,582	$87,178	$47,356	$(7,441)	$127,093

GAAP interest income	$238,915	$13,499	$5,974	$258,388	$180,066	$19,900	$6,900	$206,866	$159,950	$184,470	$5,741	$350,161
Remove interest expense from:
Consolidated SLST CDOs	(25,145)	—	—	(25,145)	(28,135)	—	—	(28,135)	(31,663)	—	—	(31,663)
Consolidated K-Series CDOs	—	—	—	—	—	—	—	—	—	(129,762)	—	(129,762)
Adjusted interest income	$213,770	$13,499	$5,974	$233,243	$151,931	$19,900	$6,900	$178,731	$128,287	$54,708	$5,741	$188,736

GAAP interest expense	$(119,809)	$(152)	$(9,458)	$(129,419)	$(61,922)	$—	$(17,362)	$(79,284)	$(72,772)	$(137,114)	$(13,182)	$(223,068)
Remove interest expense from:
Consolidated SLST CDOs	25,145	—	—	25,145	28,135	—	—	28,135	31,663	—	—	31,663
Consolidated K-Series CDOs	—	—	—	—	—	—	—	—	—	129,762	—	129,762

Adjusted interest expense	$(94,664)	$(152)	$(9,458)	$(104,274)	$(33,787)	$—	$(17,362)	$(51,149)	$(41,109)	$(7,352)	$(13,182)	$(61,643)

Adjusted net interest income (1)	$119,106	$13,347	$(3,484)	$128,969	$118,144	$19,900	$(10,462)	$127,582	$87,178	$47,356	$(7,441)	$127,093

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

A reconciliation of net (loss) income attributable to Company's common stockholders to undepreciated (loss) earnings for the years ended December 31, 2022, 2021 and 2020, respectively, is presented below (amounts in thousands, except per share data).

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income attributable to Company's common stockholders	$(340,577)	$144,176	$(329,696)
Add:
Depreciation expense on operating real estate	28,916	4,381	—
Amortization of lease intangibles related to operating real estate	50,083	11,324	—
Undepreciated (loss) earnings	$(261,578)	$159,881	$(329,696)

Weighted average shares outstanding - basic	377,287	379,232	371,004
Undepreciated (loss) earnings per common share	$(0.69)	$0.42	$(0.89)

Adjusted Book Value Per Common Share

Previously, we presented undepreciated book value per common share as a non-GAAP financial measure. Commencing with the quarter ended December 31, 2022, we have discontinued disclosure of undepreciated book value per common share and instead present adjusted book value per common share, also a non-GAAP financial measure.

When presented in prior periods, undepreciated book value was calculated by excluding from GAAP book value the Company's share of cumulative depreciation and lease intangible amortization expenses related to operating real estate, net held at the end of the period. Since we began disclosing undepreciated book value, we identified additional items as materially affecting our book value and believe they should also be incorporated in order to provide a more useful non-GAAP measure for investors to evaluate our current performance and trends and facilitate the comparison of our financial performance and adjusted book value per common share to that of our peers. Accordingly, we calculate adjusted book value per common share by making the following adjustments to GAAP book value: (i) exclude the Company's share of cumulative depreciation and lease intangible amortization expenses related to operating real estate, net held at the end of the period, (ii) exclude the adjustment of redeemable non-controlling interests to estimated redemption value and (iii) adjust our liabilities that finance our investment portfolio to fair value.

Our rental property portfolio includes fee simple interests in single-family rental homes and joint venture equity interests in multi-family properties owned by Consolidated Real Estate VIEs. By excluding our share of non-cash depreciation and amortization expenses, adjusted book value reflects the value of our single-family rental properties and joint venture equity investments at their undepreciated basis.

Additionally, in connection with third party ownership of certain of the non-controlling interests in certain of the Consolidated Real Estate VIEs, we record redeemable non-controlling interests as mezzanine equity on our consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to us at fair value once a year, subject to annual minimum and maximum amount limitations, resulting in an adjustment of the redeemable non-controlling interests to fair value that is accounted for by us as an equity transaction in accordance with GAAP. A key component of the estimation of fair value of the redeemable non-controlling interests is the estimated fair value of the multi-family apartment properties held by the applicable Consolidated Real Estate VIEs, which valuation is performed once a year by obtaining third party valuations in accordance with underlying agreements. However, because the corresponding real estate assets are not reported at fair value and thus not adjusted to reflect unrealized gains or losses in our consolidated financial statements, the adjustment of the redeemable non-controlling interests to fair value directly affects our GAAP book value. By excluding the adjustment of redeemable non-controlling interests to estimated redemption value, adjusted book value more closely aligns the accounting treatment applied to our real estate assets and reflects the value of our joint venture equity investments at their undepreciated basis.

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our consolidated financial statements. However, unlike our use of the fair value option for the assets in our investment portfolio, the CDOs issued by our residential loan securitizations, senior unsecured notes, subordinated debentures and Convertible Notes that finance our investment portfolio assets are carried at amortized cost in our consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a more useful measure for investors and us than undepreciated book value as it provides a more consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of December 31, 2022 and 2021, respectively, is presented below (amounts in thousands, except per share data).

	December 31, 2022	December 31, 2021
Company's stockholders' equity	$1,767,216	$2,341,031
Preferred stock liquidation preference	(557,125)	(557,125)
GAAP book value	1,210,091	1,783,906
Add:
Cumulative depreciation expense on operating real estate	31,433	4,381
Cumulative amortization of lease intangibles related to operating real estate	59,844	11,324
Adjustment of redeemable non-controlling interest to estimated redemption value	44,237	—
Adjustment of amortized cost liabilities to fair value	103,066	(8,237)
Adjusted book value	$1,448,671	$1,791,374

Common shares outstanding	364,775	379,405
GAAP book value per common share (1)	$3.32	$4.70
Adjusted book value per common share (2)	$3.97	$4.72

(1)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(2)Adjusted book value per common share is calculated using the adjusted book value and the common shares outstanding for the periods indicated.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimates and assumptions inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

The estimation of cash flows used in pricing models is inherently subjective and imprecise. Significant changes in model assumptions, including projected losses, discount rate, prepayment speeds, default rate and loss severity may significantly impact the fair value estimate of investment securities that we own in Consolidated SLST, as well as unrealized gains and losses recognized on these assets.

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

As of December 31, 2022 and 2021, we owned 100% of the first loss subordinated securities of Consolidated SLST. Consolidated SLST represents a Freddie Mac-sponsored residential mortgage loan securitization of which we own or owned the first loss subordinated securities and certain IOs and senior securities. We determined that Consolidated SLST was a VIE and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential loans including their liabilities, income and expenses in our consolidated financial statements.

The Company also invests in joint venture equity investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture investments as asset acquisitions, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

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

Real estate held for sale (including real estate in disposal group held for sale) is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. The Company assesses the net fair value of real estate held for sale in each reporting period that the assets remain classified as held for sale. The Company utilizes market assumptions and a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates to estimate fair value of real estate assets.

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest and determines the fair value of the redeemable non-controlling interest on a non-recurring basis utilizing discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocable to the redeemable non-controlling interest.

The estimation of cash flows used in pricing models for real estate held for sale and redeemable non-controlling interest is inherently subjective and imprecise. The estimation of fair value requires significant judgment based on the available sources and may affect any impairment recognized on real estate in the Company's statements of operations or, with respect to redeemable non-controlling interest, the Company's book value.

A discussion of significant accounting policies is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Balance Sheet Analysis

As of December 31, 2022, we had approximately $6.2 billion of total assets. Included in this amount is approximately $830.8 million of assets held in Consolidated SLST and $1.7 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2021, we had approximately $5.7 billion of total assets, approximately $1.1 billion of which represented Consolidated SLST and $1.0 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Acquired residential loans	$2,697,498	$2,504,719
Consolidated SLST	827,582	1,070,882
Total	$3,525,080	$3,575,601

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

The following table details our acquired residential loans by strategy at December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,001	$677,229	$610,595	631	62%	4.9%
Performing residential loan strategy	2,937	682,449	557,665	719	64%	3.9%
Business purpose bridge loan strategy	1,964	1,253,704	1,236,303	732	65%	8.5%
Business purpose rental loan strategy	1,163	329,299	292,935	748	69%	5.1%
Total	11,065	$2,942,681	$2,697,498

	December 31, 2021
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,515	$769,779	$818,900	628	65%	4.8%
Performing residential loan strategy	2,807	616,763	606,711	722	65%	4.0%
Business purpose bridge loan strategy	2,028	988,963	992,870	728	65%	8.7%
Business purpose rental loan strategy	266	83,071	86,238	747	68%	4.8%
Total	10,616	$2,458,576	$2,504,719

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	December 31, 2022	December 31, 2021
50% or less	14.6%	11.8%
>50% - 60%	12.3%	11.9%
>60% - 70%	24.4%	27.9%
>70% - 80%	27.9%	26.8%
>80% - 90%	10.0%	9.0%
>90% - 100%	5.5%	6.3%
> 100%	5.3%	6.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2022	December 31, 2021
550 or less	8.4%	11.3%
551 to 600	7.3%	10.0%
601 to 650	8.1%	11.0%
651 to 700	16.5%	16.1%
701 to 750	25.6%	23.4%
751 to 800	27.3%	22.1%
801 and over	6.8%	6.1%
Total	100.0%	100.0%

Current Coupon	December 31, 2022	December 31, 2021
3.00% or less	7.4%	10.0%
3.01% - 4.00%	15.8%	15.5%
4.01% - 5.00%	19.8%	19.7%
5.01% - 6.00%	7.9%	7.5%
6.01% - 7.00%	7.7%	5.9%
7.01% - 8.00%	16.4%	13.2%
8.01% and over	25.0%	28.2%
Total	100.0%	100.0%

Delinquency Status	December 31, 2022	December 31, 2021
Current	90.6%	92.6%
31 – 60 days	2.2%	2.5%
61 – 90 days	1.8%	0.8%
90+ days	5.4%	4.1%
Total	100.0%	100.0%

Origination Year	December 31, 2022	December 31, 2021
2007 or earlier	20.6%	28.2%
2008 - 2016	4.1%	5.6%
2017	1.3%	1.9%
2018	2.5%	3.6%
2019	4.0%	6.0%
2020	8.0%	16.1%
2021	26.1%	38.6%
2022	33.4%	—
Total	100.0%	100.0%

As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. After acquiring this investment in November 2021, the Company purchased $260.6 million and $94.0 million of residential loans from the entity for the years ended December 31, 2022 and 2021, respectively. In February 2023, the Company exercised its option in full related to this investment.

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

Our investment in Consolidated SLST as of December 31, 2022 and 2021 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $191.5 million and $230.3 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of December 31, 2022 and 2021, respectively (dollar amounts in thousands, except current average loan size):

	December 31, 2022	December 31, 2021
Current fair value	$827,582	$1,070,882
Current unpaid principal balance	$955,579	$1,071,228
Number of loans	6,160	6,802
Current average loan size	$155,126	$157,487
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	68%	67%
Weighted average credit score at purchase	703	710

Current Coupon:
3.00% or less	3.0%	2.8%
3.01% – 4.00%	38.0%	37.2%
4.01% – 5.00%	39.3%	39.9%
5.01% – 6.00%	11.9%	12.1%
6.01% and over	7.8%	8.0%

Delinquency Status:
Current	69.5%	70.3%
31 - 60	11.1%	12.3%
61 - 90	4.4%	4.7%
90+	15.0%	12.7%

Origination Year:
2005 or earlier	31.1%	30.9%
2006	15.6%	15.4%
2007	21.4%	21.1%
2008 or later	31.9%	32.6%

Geographic state concentration (greater than 5.0%):
California	10.6%	10.5%
Florida	10.3%	10.5%
New York	9.8%	9.8%
New Jersey	7.4%	7.3%
Illinois	7.2%	7.1%

Residential Loans Financing

Repurchase Agreements

As of December 31, 2022, the Company had repurchase agreements with four third-party financial institutions to fund the purchase of residential loans. As of December 31, 2022, the Company had no residential loan repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2022	$833,517	$688,487	$1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

December 31, 2020	415,625	407,213	425,903
September 30, 2020	651,384	673,787	673,787
June 30, 2020	892,422	876,923	905,776
March 31, 2020	731,245	715,436	744,522

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $192.9 million and $232.6 million, respectively, as of December 31, 2022.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of December 31, 2022 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$699,408	$634,495	2.75%	2059
Residential loan securitizations	$1,498,198	$1,468,222	3.54%	2026 - 2062

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

Mezzanine Lending investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting and are included in equity investments on our consolidated balance sheets. The Company records its equity in earnings or losses from these Mezzanine Lending investments under the hypothetical liquidation of book value method of accounting due to the structures and the preferences it receives on the distributions from these entities pursuant to the respective agreements. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment.

As of December 31, 2022, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.9% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	23	$239,780	$242,970	11.98%	3.4

	December 31, 2021
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	33	$300,819	$298,330	11.80%	4.6
(1)Preferred equity investments in the amounts of $87.5 million and $120.0 million are included in multi-family loans on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. Preferred equity investments in the amounts of $152.2 million and $180.8 million are included in equity investments on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	5	$82,072	33.8%	12.6%	72%	1.35x
Texas	5	43,118	17.7%	11.2%	84%	1.27x
Alabama	2	33,827	13.9%	12.3%	68%	2.23x
Utah	1	20,568	8.5%	12.0%	67%	N/A (2)
Tennessee	1	13,731	5.7%	11.0%	93%	1.30x
Other	9	49,654	20.4%	11.7%	86%	1.72x
Total	23	$242,970	100.0%	12.0%	79%	1.50x

	December 31, 2021
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	6	$83,786	28.1%	12.5%	72%	2.43x
Texas	9	70,523	23.6%	11.2%	84%	2.13x
Alabama	3	40,960	13.7%	12.2%	73%	2.12x
Ohio	3	28,482	9.5%	11.6%	88%	2.05x
North Carolina	3	19,214	6.4%	12.0%	74%	1.50x
Other	9	55,365	18.7%	11.2%	84%	1.91x
Total	33	$298,330	100.0%	11.8%	79%	2.05x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties.
(2)Not applicable as the underlying property is under construction.

Equity Investments in Multi-Family Entities

The Company owns joint venture equity investments in entities that own multi-family properties. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary of all but two of these VIEs, resulting in consolidation of the VIEs where we are the primary beneficiary, including their assets, liabilities, income and expenses, in our financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

As noted above, the Company owns joint venture equity investments in two entities that own multi-family properties where the Company has determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs and its unconsolidated multi-family joint venture equity investments to assets and liabilities of disposal group held for sale. The Company's net equity in consolidated multi-family properties and disposal group held for sale totaled $388.8 million as of December 31, 2022.

The Company's net equity in consolidated multi-family properties totaled $261.6 million as of December 31, 2021. As of December 31, 2021, a wholly-owned subsidiary of the Company owned a multi-family property and the Company's net equity in this entity totaled $14.6 million. During the year ended December 31, 2022, the entity completed the sale of its multi-family property.

A reconciliation of our net equity investments in consolidated multi-family properties and disposal group held for sale to our consolidated financial statements as of December 31, 2022 and 2021, respectively, is shown below (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$21,129	$30,130
Real estate, net	543,739	978,834
Lease intangible, net (1)	—	39,769
Assets of disposal group held for sale (2)	1,151,784	—
Other assets	13,686	31,006
Total assets	$1,730,338	$1,079,739

Mortgages payable on real estate, net (3)	$394,707	$709,356
Liabilities of disposal group held for sale (2)	883,812	—
Other liabilities	10,511	17,993
Total liabilities	$1,289,030	$727,349

Redeemable non-controlling interest in Consolidated VIEs	$63,803	$66,392
Less: Adjustment of redeemable non-controlling interest to estimated redemption value	(44,237)	—
Non-controlling interest in Consolidated VIEs	9,040	24,359
Non-controlling interest in disposal group held for sale	23,928	—
Net equity investment (4)	$388,774	$261,639

(1)Included in other assets in the accompanying consolidated balance sheets.

(2)See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(3)See Note 13 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(4)The Company's net equity investment as of December 31, 2022 consists of $144.7 million of net equity investments in consolidated multi-family properties and $244.0 million of net equity investments in disposal group held for sale.

Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of December 31, 2022, the Company's net equity investment in consolidated multi-family properties not in disposal group held for sale of $144.7 million primarily consists of two investments in one joint venture entity that do not meet the criteria to be classified as held for sale: a preferred equity investment of approximately $137.7 million earning a preferred return of 11% and a common equity investment of approximately $6.9 million. This joint venture entity also has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $63.8 million.
The geographic concentrations in consolidated multi-family properties exceeding 5% of our combined common and preferred net equity investments in consolidated multi-family properties not in disposal group held for sale as of December 31, 2022 and 2021, respectively, are shown below (dollar amounts in thousands):

December 31, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Texas	5	69%	$40,825	40.7%
Tennessee	2	65% - 69%	$15,959	15.9%
Florida	1	49%	$14,075	14.0%
South Carolina	2	67% - 69%	$11,935	11.9%
Kentucky	1	69%	$9,257	9.2%
Alabama	1	69%	$5,812	5.8%

December 31, 2021 (1)
State	Property Count	Total Equity Ownership Interest	Net Equity Investment	Percentage of Total Net Equity Investment
Florida	6	47% - 100%	$81,754	31.2%
Texas	9	66% - 95%	$79,527	30.4%
Alabama	2	80% - 95%	$37,162	14.2%
South Carolina	2	63% - 66%	$16,540	6.3%

(1)Information shown as of December 31, 2021 includes certain consolidated multi-family properties transferred to disposal group held for sale in September 2022.

The following table provides summary information regarding our consolidated multi-family properties that are not in disposal group held for sale as of December 31, 2022.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	92.3%	248	$1,421	69.8%
Collierville, TN	1	94.8%	324	1,502	76.7%
Columbia, SC	1	89.9%	276	1,060	72.2%
Dallas, TX	2	91.8%	401	1,831	83.4%
Houston, TX	1	91.1%	192	1,392	90.9%
Little Rock, AR	1	95.5%	202	1,254	90.2%
Louisville, KY	1	82.7%	300	1,336	85.8%
Memphis, TN	1	86.0%	242	1,103	101.3%
Montgomery, AL	1	83.7%	252	965	94.7%
San Antonio, TX	2	90.8%	684	1,258	78.5%
St. Petersburg, FL	1	97.5%	326	2,357	60.9%
Total Count/Average	13	90.7%	3,447	$1,441	79.0%

(1)Represents average monthly rent per unit.
(2)Represents LTV of the underlying properties.

Equity Investments in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of December 31, 2022.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	87.1%	240	$1,553	80.0%
Birmingham, AL	2	94.4%	693	1,411	72.9%
Brandon, FL	2	85.2%	1,267	1,386	84.7%
Fort Myers, FL	1	91.1%	338	1,439	59.8%
Fort Worth, TX	1	93.4%	256	1,143	67.3%
Houston, TX	1	93.0%	200	923	83.5%
Kissimmee, FL	1	90.3%	320	1,530	84.3%
Oklahoma City, OK	2	90.3%	957	767	85.7%
Orlando, FL	1	93.6%	220	1,510	85.7%
Pearland, TX	2	92.7%	234	1,560	61.0%
Pensacola, FL	1	95.0%	240	1,461	84.2%
Plano, TX	2	91.2%	702	1,476	75.2%
Tampa, FL	1	95.5%	400	1,650	55.5%
Webster, TX	1	90.4%	366	965	78.1%
Total Count/Average	19	90.7%	6,433	$1,305	76.7%

(1)Represents average monthly rent per unit.
(2)Represents LTV of the underlying properties.

Equity Investments in Entities that Invest in or Originate Residential Properties and Loans

As of December 31, 2022, the Company had an investment in an entity that originates residential loans. In addition, the Company's ownership interest in an entity that invested in residential loans was redeemed during the year ended December 31, 2022. The following table summarizes our ownership interests in entities that originate residential loans and invest in residential properties as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

		December 31, 2022		December 31, 2021
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	—	$27,500	—	$29,250
Morrocroft Neighborhood Stabilization Fund II, LP (2)	Single-Family Rental Properties	—	—	11%	19,143
Total			$27,500		$48,393
(1)As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. In February 2023, the Company exercised its option in full related to this investment.
(2)The Company's equity investment was redeemed as a result of a sale transaction initiated by the general partner during the year ended December 31, 2022.

Investment Securities

At December 31, 2022, our investment securities portfolio included non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At December 31, 2022, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The decrease in the carrying value of our investment securities as of December 31, 2022 as compared to December 31, 2021 is primarily due to sales and paydowns of non-Agency RMBS and ABS and a decrease in the fair value of a number of our investment securities during the year due to spread widening.

The following tables summarize our investment securities portfolio as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$41	$41	$—	$(5)	$36	2.74%	2.89%	$—
Mezzanine	30,250	29,325	—	(2,153)	27,172	4.77%	5.58%	—
Subordinated	39,104	28,108	—	(13,282)	14,826	9.38%	8.37%	—
IO	524,726	17,100	9,436	—	26,536	1.44%	20.79%	—
Total Non-Agency RMBS	594,121	74,574	9,436	(15,440)	68,570	2.09%	10.38%	—
CMBS
Mezzanine	26,033	26,033	—	(1,662)	24,371	5.43%	5.42%	—
Subordinated	6,000	6,000	—	(238)	5,762	9.29%	9.29%	—
Total CMBS	32,033	32,033	—	(1,900)	30,133	6.14%	6.13%	—
ABS
Residuals	4	797	59	—	856	—	30.19%	—
Total ABS	4	797	59	—	856	—	30.19%	—
Total - AFS	$626,158	$107,404	$9,495	$(17,340)	$99,559	2.45%	9.33%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,155	$210,733	$—	$(40,182)	$170,551	4.47%	4.92%	$50,077
IO	149,873	21,528	—	(546)	20,982	3.50%	3.01%	—
Total Non-Agency RMBS	406,028	232,261	—	(40,728)	191,533	4.10%	4.73%	50,077
Total - Consolidated SLST	$406,028	$232,261	$—	$(40,728)	$191,533	4.10%	4.73%	$50,077
Total Investment Securities	$1,032,186	$339,665	$9,495	$(58,068)	$291,092	3.09%	6.19%	$50,077

	December 31, 2021
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$14,055	$14,054	$—	$(6)	$14,048	5.97%	5.97%	$—
Mezzanine	40,350	39,243	1,787	(8)	41,022	6.72%	6.18%	—
Subordinated	63,153	53,386	374	(2,265)	51,495	4.35%	6.12%	—
IO	633,530	21,246	575	(367)	21,454	1.01%	12.08%	—
Total Non-Agency RMBS	751,088	127,929	2,736	(2,646)	128,019	1.80%	6.86%	—
CMBS
Mezzanine	26,600	26,600	159	(138)	26,621	3.81%	3.81%	—
Subordinated	6,000	6,000	525	—	6,525	7.69%	7.69%	—
Total CMBS	32,600	32,600	684	(138)	33,146	4.52%	4.52%	—
ABS
Residuals	117	21,795	17,884	—	39,679	—	24.58%	—
Total ABS	117	21,795	17,884	—	39,679	—	24.58%	—
Total - AFS	$783,805	$182,324	$21,304	$(2,784)	$200,844	5.49%	9.36%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,807	$212,254	$1,514	$—	$213,768	4.57%	4.88%	$—
IO	174,483	26,415	—	(9,839)	16,576	3.50%	8.48%	—
Total Non-Agency RMBS	431,290	238,669	1,514	(9,839)	230,344	4.11%	5.30%	—
Total - Consolidated SLST	$431,290	$238,669	$1,514	$(9,839)	$230,344	4.11%	5.30%	$—
Total Investment Securities	$1,215,095	$420,993	$22,818	$(12,623)	$431,188	4.90%	6.97%	$—

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

As of December 31, 2022, the Company had $50.1 million outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities portfolio. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of December 31, 2022, the Company's only repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.82%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2022, 2021 and 2020 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2022	$50,077	$50,077	$50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

December 31, 2020	—	—	—
September 30, 2020	29,190	—	87,571
June 30, 2020	108,529	87,571	150,445
March 31, 2020	1,694,933	713,364	2,237,399

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

Derivative Assets and Liabilities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate caps, interest rate swaps, swaptions, futures, options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs.

The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses.

During the year ended December 31, 2022, the Company recognized $26.3 million of unrealized gains and $0.9 million of realized gains related to interest rate cap agreements.

We may use interest rate swaps to hedge any variable cash flows associated with our borrowings. Pursuant to these arrangements, the Company typically agrees to pay a fixed rate of interest and receive a variable interest rate based on one- or three-month LIBOR, or an index that it expected over time to be closely correlated to changes in one- or three-month LIBOR, or SOFR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements.

In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million for the year ended December 31, 2020. We had no outstanding interest rate swaps as of December 31, 2022.

Debt

The Company’s debt as of December 31, 2022 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of December 31, 2022, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of December 31, 2022, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.43% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes (the "Convertible Notes") outstanding. The Company redeemed the Convertible Notes at maturity for $138.0 million in January 2022. None of the Convertible Notes were converted prior to maturity.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,134	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,349	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,650	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	72,218	72,088
Common stock	3,648	3,794
Additional paid-in capital	2,279,955	2,356,576
Accumulated other comprehensive (loss) income	(1,970)	1,778
Accumulated deficit	(1,052,768)	(559,338)
Company's stockholders' equity	$1,767,216	$2,341,031

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending December 31, 2023) and long-term (beyond December 31, 2023) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

In response to the difficult conditions encountered in March and April 2020 resulting from the COVID-19 pandemic, since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. By executing this strategy, as of December 31, 2022, we reduced our financings subject to mark-to-market margin call by 93% from December 31, 2019 levels, which has resulted in a portfolio recourse leverage ratio for the Company of 0.3 times. Beginning in the three months ended March 31, 2022, we re-commenced the use of short term repurchase agreement financing that is subject to mark-to-market margin calls to fund a portion of our investment securities portfolio, ending December 2022 with $50.1 million of outstanding repurchase agreement financing secured by investment securities. Subject to market conditions, we intend to employ a prudent amount of leverage to conduct our business that may be in excess of current leverage levels. However, in light of current market conditions, which includes increased volatility in interest rate, credit, mortgage and financial markets and the increasing risk of the U.S. economy experiencing a recession within the next 12 months, we currently expect to pursue selective investments across the residential housing sector and consider opportunistic dispositions. We also intend to maintain a solid position in unrestricted cash and a conservative approach to leverage based on current market conditions until we believe market conditions have sufficiently improved for the reasonable and prudent use of more substantial amounts of leverage. At December 31, 2022, we had $244.7 million of cash and cash equivalents, $120.5 million of unencumbered investment securities (including the securities we own in Consolidated SLST), $214.4 million of unencumbered residential loans and $239.8 million of unencumbered preferred equity investments in owners of multi-family properties.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. The type and terms of financing used by us depends on the asset being financed and the financing available at the time of the financing. As discussed above, as a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our short-term repurchase agreement financing and MBS markets during that time, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. To this end, we have completed nine non-mark-to-market securitizations and three non-mark-to-market repurchase agreement financings with new and existing counterparties since March 2020. During the year ended December 31, 2022, we completed three securitizations of certain performing and re-performing residential loans and a securitization of business purpose loans and received $949.9 million of proceeds from our non-mark-to-market repurchase agreements with new and existing counterparties.

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

Cash Flows and Liquidity for the Year Ended December 31, 2022

During the year ended December 31, 2022, net cash, cash equivalents and restricted cash increased by $43.1 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $91.8 million during the year ended December 31, 2022. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the year ended December 31, 2022, our net cash flows used in investing activities were $508.8 million, primarily as a result of purchases of residential loans, the funding of multi-family joint venture and preferred equity investments and the purchases of and capital expenditures on single-family residential properties. This was partially offset by principal repayments and refinancing of residential loans, proceeds from the sale of real estate and sales of non-Agency RMBS and ABS, repayments of investment securities and preferred equity and mezzanine loan investments and returns of capital from equity investments.

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

Cash Flows from Financing Activities

During the year ended December 31, 2022, our cash flows provided by financing activities were $460.1 million. The main sources of cash flows from financing activities were proceeds from the issuance of residential CDOs and proceeds from repurchase agreements related to our residential loans and investment securities. This was partially offset by the repayment of the Convertible Notes, paydowns on CDOs, dividend payments on both common and preferred stock and repurchases of shares of our common stock.

Liquidity – Financing Arrangements

As of December 31, 2022, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with one financial institution. Repurchase agreements we have historically used to finance our investment securities, including the one repurchase agreement we currently have, are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At December 31, 2022, we had longer-term repurchase agreements with terms of up to three years with four third-party financial institutions that are secured by certain of our residential loans. The outstanding financing under one of these repurchase agreements is subject to margin calls to the extent the market value of the residential loans falls below specified levels. We have entered into or amended repurchase agreements with three new or existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total adjusted stockholders' equity. As of December 31, 2022, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $178.5 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of December 31, 2022, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of December 31, 2022, we had $223.6 million included in cash and cash equivalents and $120.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of December 31, 2022 included $89.6 million of non-Agency RMBS (including an IO security we own in Consolidated SLST), $30.1 million of CMBS and $0.9 million of ABS.

At December 31, 2022, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At December 31, 2022, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.5 billion. We had ten Company-sponsored securitizations with CDOs outstanding as of December 31, 2022. See Note 12 to our consolidated financial statements included in this report for further discussion.
The real estate assets held by our multi-family joint venture investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts.

As of December 31, 2022, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.3 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of December 31, 2022, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders’ equity, was approximately 0.3 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate caps, interest rate swaps, swaptions, TBAs or other futures contracts to hedge interest rate and market value risk associated with our investment portfolio.

With respect to interest rate caps, the Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the year ended December 31, 2022.

Stock Repurchase Program

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. In February 2023, the Board of Directors extended the stock repurchase program expiration from March 31, 2023 to March 31, 2024. The stock repurchase program allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. During the year ended December 31, 2022, the Company repurchased 16,629,615 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $44.4 million, including fees and commissions paid to the broker of approximately $0.2 million, representing an average repurchase price of $2.67 per common share. As of December 31, 2022, $155.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

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

Redeemable Non-Controlling Interest

Pursuant to the operating agreement for one of our joint venture equity investments, third party investors in this joint venture have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash. See Note 7 to our consolidated financial statements included in this report for further discussion of redeemable non-controlling interest.

Summary of Material Contractual Obligations

The Company had the following material contractual obligations at December 31, 2022 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Repurchase agreements (1)	$331,409	$421,865	$—	$—	$753,274
Subordinated debentures (1)	3,927	7,865	7,854	74,512	94,158
Senior unsecured notes (1)	5,750	11,500	102,875	—	120,125
Total contractual obligations (2)	$341,086	$441,230	$110,729	$74,512	$967,557

(1)Amounts include projected interest payments during the period. Projected interest payments are based on interest rates in effect and outstanding balances as of December 31, 2022.
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

In addition, pursuant to the operating agreement for one of our joint venture equity investments, subject to certain conditions, third party investors in this joint venture have the ability to sell their ownership interests to us, at their election, and we are obligated to purchase such interests for cash. We have also entered into an agreement with certain third party investors in this joint venture to fund future joint venture equity investments in multi-family properties totaling $40.0 million, to the extent investment opportunities meet defined investment standards. The commitment expires on December 7, 2023 and we have not funded any joint venture equity investments per the agreement as of February 24, 2023.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary or tax policies, domestic and international economic conditions, including inflation and deflation, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, TBAs and other securities or instruments we may use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. Certain of our consolidated multi-family properties with variable rate mortgages payable have entered into interest rate cap contracts as required by the mortgage loan agreement. The Company also has an interest rate cap contract related to a repurchase agreement for residential loans, as required by the counterparty. Besides the interest rate cap contracts, we do not have any other interest rate derivatives in place as of December 31, 2022.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on adjusted net interest income for the next 12 months based on our assets and liabilities as of December 31, 2022 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1)
+200	$(14,638)
+100	$(7,443)
-100	$7,213

(1)Represents a non-GAAP financial measure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Annual Report on Form 10-K for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.

Interest rate changes may also impact our GAAP book value and adjusted book value as our assets and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes may be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline.

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

Our net interest income, the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as was the case throughout much of 2022. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

As discussed throughout this Annual Report on Form 10-K, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Since this time, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as non-mark-to-market repurchase agreements, securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread caused and may in the future, with respect to COVID-19 or other pandemics or global health emergencies, cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and multi-family property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in the credit risk of our credit sensitive assets. Similarly, current inflationary pressures have caused, and a possible economic recession in the U.S. in the next 12 months will cause, an increase in the credit risk of our credit sensitive assets. Although we did not see an increase in forbearance and delinquency rates in our portfolio during the year ended December 31, 2022, we would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of borrowers, operating partners and other businesses become increasingly constrained from inflation or a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We are exposed to credit risk in our investments in non-Agency RMBS, CMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our single-family rental property investments and preferred equity, mezzanine loan and equity investments in owners of multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise and extremely volatile periods or disruptions in the market, such as during the severe market disruption that occurred in 2020 or the current volatile market environment, make such estimates and assumptions inherently less certain. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of December 31, 2022 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of December 31, 2022, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Changes in Interest Rates	Changes in Fair Value (1)	Net Duration (1)
(basis points)	(dollar amounts in thousands)
+200	$(164,875)	2.9
+100	$(86,330)	3.1
Base		3.2
-100	$95,372	3.4
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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise. Based on the currently uncertain market environment, we expect the capital markets to remain volatile and uncertain at varying levels for the near future and this may adversely affect our ability to access capital to fund our operations, meet our obligations and make distributions to our stockholders.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2023 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.

See the accompanying Index to Financial Statement Schedule on Page F-1.

(b)Exhibits.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1 through 10.28.

Exhibit	Description
3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).

3.2
Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2022).

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

4.6	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.7	Form of 5.75% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.8	Description of the Company’s securities under Section 12 of the Exchange Act.*

10.1	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

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

10.6
Employment Agreement, dated as of December 23, 2021, between the Company and Jason T. Serrano (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021).

10.7	Employment Agreement, dated as of February 1, 2022, between the Company and Kristine R. Nario-Eng (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).

10.8
Employment Agreement, dated as of December 13, 2022, between the Company and Nicholas Mah (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2022).

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

10.18	The Company’s 2021 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).

10.19	Form of 2022 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.20	Form of 2022 Performance Stock Unit Award Agreement(Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.21	Form of 2022 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.22	The Company’s 2022 Annual Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).

10.23	Form of 2023 Restricted Stock Award Agreement.*

10.24	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).

10.25	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Equity Distribution Agreement, dated August 10, 2021, by and between the Company and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

99.2	Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

99.3
Amendment No. 1 to Equity Distribution Agreement, dated November 27, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

99.4	Amendment No. 2 to Equity Distribution Agreement, dated August 10, 2021, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

99.5	Amendment No. 3 to Equity Distribution Agreement, dated March 2, 2022, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2022).

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

104	Cover Page Interactive Data File-the cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 24, 2023	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2023	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Serrano	Chief Executive Officer	February 24, 2023
Jason T. Serrano	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 24, 2023
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Steven R. Mumma	Chairman of the Board	February 24, 2023
Steven R. Mumma

/s/ Eugenia R. Cheng	Director	February 24, 2023
Eugenia R. Cheng

/s/ Michael B. Clement	Director	February 24, 2023
Michael B. Clement

/s/ Audrey E. Greenberg	Director	February 24, 2023
Audrey E. Greenberg

/s/ Steven G. Norcutt	Director	February 24, 2023
Steven G. Norcutt

/s/ Lisa A. Pendergast	Director	February 24, 2023
Lisa A. Pendergast

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2022

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 24, 2023

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Residential loans, at fair value	$3,525,080	$3,575,601
Multi-family loans, at fair value	87,534	120,021
Investment securities available for sale, at fair value	99,559	200,844
Equity investments, at fair value	179,746	239,631
Cash and cash equivalents	244,718	289,602
Real estate, net	692,968	1,017,583
Assets of disposal group held for sale	1,151,784	—
Other assets	259,356	215,019
Total Assets (1)	$6,240,745	$5,658,301
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$737,023	$554,259
Collateralized debt obligations ($634,495 at fair value and $1,468,222 at amortized cost, net as of December 31, 2022 and $839,419 at fair value and $682,802 at amortized cost, net as of December 31, 2021)	2,102,717	1,522,221
Convertible notes	—	137,898
Senior unsecured notes	97,384	96,704
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	394,707	709,356
Liabilities of disposal group held for sale	883,812	—
Other liabilities	115,991	161,081
Total liabilities (1)	4,376,634	3,226,519

Commitments and Contingencies (See Note 14)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	63,803	66,392

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 and 29,500,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively, 22,284,994 shares issued and outstanding as of December 31, 2022 and December 31, 2021 ($557,125 aggregate liquidation preference as of December 31, 2022 and December 31, 2021)	538,351	538,221
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 364,774,752 and 379,405,240 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3,648	3,794
Additional paid-in capital	2,279,955	2,356,576
Accumulated other comprehensive (loss) income	(1,970)	1,778
Accumulated deficit	(1,052,768)	(559,338)
Company's stockholders' equity	1,767,216	2,341,031
Non-controlling interests	33,092	24,359
Total equity	1,800,308	2,365,390
Total Liabilities and Equity	$6,240,745	$5,658,301
(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2022 and December 31, 2021, assets of consolidated VIEs totaled $4,261,097 and $2,940,513, respectively, and the liabilities of consolidated VIEs totaled $3,403,257 and $2,235,665, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
NET INTEREST INCOME:
Interest income	$258,388	$206,866	$350,161
Interest expense	129,419	79,284	223,068
Total net interest income	128,969	127,582	127,093

NON-INTEREST (LOSS) INCOME:
Realized gains (losses), net	27,549	21,451	(148,058)
Realized loss on de-consolidation of Consolidated K-Series	—	—	(54,118)
Unrealized (losses) gains, net	(321,081)	95,649	(160,161)
Income from equity investments	15,074	33,896	26,670
Impairment of goodwill	—	—	(25,222)
Other income	16,289	5,515	678
Income from real estate
Rental income	126,293	14,303	408
Other real estate income	15,363	927	11
Total income from real estate	141,656	15,230	419
Total non-interest (loss) income	(120,513)	171,741	(359,792)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	52,440	48,908	42,228
Portfolio operating expenses	40,888	26,668	11,572
Expenses related to real estate
Interest expense, mortgages payable on real estate	56,011	3,964	—
Depreciation and amortization	126,824	19,250	386
Other real estate expenses	72,400	9,599	377
Total expenses related to real estate	255,235	32,813	763
Total general, administrative and operating expenses	348,563	108,389	54,563

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(340,107)	190,934	(287,262)
Income tax expense	542	2,458	981

NET (LOSS) INCOME	(340,649)	188,476	(288,243)
Net loss (income) attributable to non-controlling interests	42,044	4,724	(267)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(298,605)	193,200	(288,510)
Preferred stock dividends	(41,972)	(42,859)	(41,186)
Preferred stock redemption charge	—	(6,165)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(340,577)	$144,176	$(329,696)

Basic (loss) earnings per common share	$(0.90)	$0.38	$(0.89)
Diluted (loss) earnings per common share	$(0.90)	$0.38	$(0.89)
Weighted average shares outstanding-basic	377,287	379,232	371,004
Weighted average shares outstanding-diluted	377,287	380,968	371,004

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(340,577)	$144,176	$(329,696)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(3,748)	4,749	(31,654)
Reclassification adjustment for net (gain) loss included in net income (loss)	—	(3,965)	7,516
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3,748)	784	(24,138)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(344,325)	$144,960	$(353,834)

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2019	$2,914	$504,765	$1,821,785	$(148,863)	$25,132	$2,205,733	$(704)	$2,205,029
Cumulative-effect adjustment for implementation of fair value option	—	—	—	12,284	—	12,284	—	12,284
Net (loss) income	—	—	—	(288,510)	—	(288,510)	267	(288,243)
Common stock issuance, net	851	—	511,239	—	—	512,090	—	512,090
Stock based compensation expense, net	12	—	9,910	—	—	9,922	—	9,922
Dividends declared on common stock	—	—	—	(84,993)	—	(84,993)	—	(84,993)
Dividends declared on preferred stock	—	—	—	(41,186)	—	(41,186)	—	(41,186)
Reclassification adjustment for net loss included in net loss	—	—	—	—	7,516	7,516	—	7,516
Decrease in fair value of available for sale securities	—	—	—	—	(31,654)	(31,654)	—	(31,654)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	6,808	6,808
Balance, December 31, 2020	$3,777	$504,765	$2,342,934	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss) ($(704) allocated to redeemable non-controlling interest)	—	—	—	193,200	—	193,200	(4,020)	189,180
Preferred stock issuance, net	—	210,738	—	—	—	210,738	—	210,738
Preferred stock redemption	—	(177,282)	—	(6,165)	—	(183,447)	—	(183,447)
Stock based compensation expense, net	17	—	10,222	—	—	10,239	—	10,239
Dividends declared on common stock	—	—	—	(151,749)	—	(151,749)	—	(151,749)
Dividends declared on preferred stock	—	—	—	(42,859)	—	(42,859)	—	(42,859)
Dividends attributable to dividend equivalents	—	—	—	(497)	—	(497)	—	(497)
Reclassification adjustment for net gain included in net income	—	—	—	—	(3,965)	(3,965)	—	(3,965)
Increase in fair value of available for sale securities	—	—	—	—	4,749	4,749	—	4,749
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	25,509	25,509
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,501)	(81)

Balance, December 31, 2021	$3,794	$538,221	$2,356,576	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(38,190) allocated to redeemable non-controlling interest)	$—	$—	$—	$(298,605)	$—	$(298,605)	$(3,854)	$(302,459)
Preferred stock issuance, net	—	130	—	—	—	130	—	130
Common stock repurchases	(166)	—	(44,233)	—	—	(44,399)	—	(44,399)
Stock based compensation expense, net	20	—	11,875	—	—	11,895	—	11,895
Dividends declared on common stock	—	—	—	(150,232)	—	(150,232)	—	(150,232)
Dividends declared on preferred stock	—	—	—	(41,972)	—	(41,972)	—	(41,972)
Dividends attributable to dividend equivalents	—	—	—	(2,621)	—	(2,621)	—	(2,621)
Decrease in fair value of available for sale securities	—	—	—	—	(3,748)	(3,748)	—	(3,748)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293
Contributions from non-controlling interests	—	—	(26)	—	—	(26)	505	479
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(4,211)	(4,211)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(44,237)	—	—	(44,237)	—	(44,237)
Balance, December 31, 2022	$3,648	$538,351	$2,279,955	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(340,649)	$188,476	$(288,243)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization	26,137	32,136	14,358
Depreciation and amortization expense related to operating real estate	126,824	19,250	386
Realized (gains) losses, net	(27,549)	(21,451)	148,058
Realized loss on de-consolidation of Consolidated K-Series	—	—	54,118
Unrealized losses (gains), net	321,081	(95,649)	160,161
Impairment of goodwill	—	—	25,222
(Gain) loss on sale of real estate	(17,132)	157	—
Impairment of real estate	2,449	—	1,754
(Gain) loss on extinguishment of mortgages payable on real estate and collateralized debt obligations	(2,214)	1,583	—
Income from preferred equity, mezzanine loan and equity investments	(30,162)	(54,507)	(48,667)
Distributions of income from preferred equity, mezzanine loan and equity investments	49,832	62,375	24,430
Stock based compensation expense, net	11,895	10,239	9,922
Changes in operating assets and liabilities	(28,729)	(3,697)	9,256
Net cash provided by operating activities	91,783	138,912	110,755

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	85,437	432,585	1,820,194
Principal paydowns received on investment securities	24,680	143,996	189,732
Purchases of investment securities	(24,879)	(53,711)	(586,640)
Principal repayments received on residential loans	1,361,040	1,063,267	429,575
Proceeds from sales of residential loans	—	77,127	96,892
Purchases of residential loans	(1,738,474)	(1,581,094)	(569,157)
Principal repayments received on preferred equity and mezzanine loan investments	29,050	78,190	28,179
Return of capital from equity investments	60,055	123,138	17,432
Funding of preferred equity, mezzanine loan and equity investments	(28,086)	(145,143)	(80,500)
Funding of joint venture investments in Consolidated VIEs	(177,570)	(261,162)	—
Proceeds from sales resulting in de-consolidation of Consolidated K-Series	—	—	555,218
Principal repayments received on multi-family loans held in Consolidated K-Series	—	—	239,796
Net proceeds received from (payments made on) derivative instruments settled during the period	1,881	—	(28,233)
Cash received from initial consolidation of VIEs	6,897	27,907	327
Net proceeds from sale of real estate	100,666	8,108	5,751
Purchases of and capital expenditures on real estate	(209,372)	(46,059)	(206)
Purchases of other assets	(100)	(98)	(477)
Net cash (used in) provided by investing activities	(508,775)	(132,949)	2,117,883

Cash Flows from Financing Activities:
Net proceeds received from (payments made on) repurchase agreements	179,033	146,852	(2,701,812)
Proceeds from issuance of senior unsecured notes, net	—	96,267	—
Proceeds from issuance of collateralized debt obligations, net	969,986	433,241	649,357
Common stock issuance, net	—	—	511,924
Repurchases of common stock	(44,399)	—	—
Preferred stock issuance, net	—	210,738	—
Redemption of preferred stock	—	(183,447)	—
Dividends paid on common stock and dividend equivalents	(151,753)	(151,616)	(105,492)
Dividends paid on preferred stock	(41,404)	(43,232)	(41,065)
Repayment of convertible notes	(138,000)	—	—
Net distributions to non-controlling interests in Consolidated VIEs	(10,815)	(81)	—
Redemptions of redeemable non-controlling interest in Consolidated VIE	(2,015)	—	—

Payments made on and extinguishment of collateralized debt obligations	(188,914)	(323,045)	(121,812)
Payments made on Consolidated K-Series CDOs	—	—	(147,376)
Payments made on Consolidated SLST CDOs	(114,847)	(160,762)	(89,484)
Net proceeds received from mortgages payable on real estate	3,197	2,493	—
Net cash provided by (used in) financing activities	460,069	27,408	(2,045,760)
Net Increase in Cash, Cash Equivalents and Restricted Cash	43,077	33,371	182,878
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	337,861	304,490	121,612
Cash, Cash Equivalents and Restricted Cash - End of Period	$380,938	$337,861	$304,490

Supplemental Disclosure:
Cash paid for interest	$161,251	$71,913	$292,059
Cash paid for income taxes	$2,674	$296	$1,521

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$664,437	$926,756	$50,481
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$524,217	$669,647	$36,752
De-consolidation of multi-family loans held in Consolidated K-Series	$—	$—	$17,381,483
De-consolidation of Consolidated K-Series CDOs	$—	$—	$16,612,093
Transfer from residential loans to real estate owned	$18,858	$4,133	$8,509

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$39,503	$38,404	$37,774
Dividends declared on preferred stock to be paid in subsequent period	$10,493	$9,924	$10,297
Redemption of non-controlling interest by Consolidated VIE	$—	$3,420	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$244,718	$289,602	$293,183
Restricted cash included in other assets	136,220	48,259	11,307
Total cash, cash equivalents, and restricted cash	$380,938	$337,861	$304,490

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective joint venture investments that are consolidated in accordance with GAAP or its equity investment in the joint venture entity to assets and liabilities of disposal group held for sale in the accompanying consolidated balance sheets as of December 31, 2022. See Note 9 for additional information.

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
“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST, multi-family loans held in the Consolidated K-Series, the Company's residential loans held in securitization trusts and a non-Agency RMBS re-securitization that we consolidate, or consolidated, in our financial statements in accordance with GAAP;
“business purpose loans” refers to (i) short-term loans that are collateralized by residential properties and are made to investors who intend to rehabilitate and sell the residential property for a profit or (ii) loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants;
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

The COVID-19 pandemic and resulting emergency measures led to significant disruptions in the global supply chain, global capital markets, the economy of the U.S. and the economies of other countries impacted by COVID-19. Although the disruptions caused by the COVID-19 pandemic eased in 2022, uncertainty about the future of COVID-19 and variants remain. The Company believes the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19. Accordingly, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

Reclassifications – Certain prior period amounts have been reclassified on the accompanying consolidated financial statements to conform to current period presentation. In particular, prior period disclosures have been conformed to the current period presentation of interest expense, mortgages payable on real estate. Starting in the fourth quarter of 2022, interest expense, mortgages payable on real estate is presented in expenses related to real estate on the Company's consolidated statements of operations. Previously, interest expense, mortgages payable on real estate was presented in interest expense and net interest income on the Company's consolidated statements of operations.

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

The Company evaluates the initial consolidation of each Consolidated VIE, which includes a determination of whether the VIE constitutes the definition of a business in accordance with ASC 805, Business Combinations ("ASC 805"), by considering if substantially all of the fair value of the gross assets within the VIE are concentrated in either a single identifiable asset or group of single identifiable assets. Upon consolidation, the Company recognizes the assets acquired, the liabilities assumed, and any third-party ownership of membership interests as non-controlling interest as of the consolidation or acquisition date, measured at their relative fair values (see Note 7). Non-controlling interest in Consolidated VIEs is adjusted prospectively for its share of the allocation of income or loss and equity contributions and distributions from each respective Consolidated VIE. The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election, subject to certain conditions. The Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. See "Redeemable Non-Controlling Interest in Consolidated VIEs" below for further discussion of redeemable non-controlling interest in Consolidated VIEs.

Residential Loans – The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans and business purpose loans are presented at fair value on the accompanying consolidated balance sheets. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. The Company has elected the fair value option for residential loans either at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”) or following the adoption of Accounting Standards Update ("ASU") 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), effective January 1, 2020.

Residential loans include seasoned re-performing and non-performing residential loans held in a Freddie Mac-sponsored residential loan securitization, of which we own or have owned the first loss subordinated securities and certain IOs and senior securities issued by this securitization, and that we consolidate in our financial statements in accordance with GAAP (“Consolidated SLST”). Based on a number of factors, management determined that the Company was the primary beneficiary of Consolidated SLST and met the criteria for consolidation and, accordingly, has consolidated the securitization, including its assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within Consolidated SLST, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity (“CFE”) using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the related securitization trust is considered a qualifying CFE, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of its residential collateralized debt obligations and the Company's investment in the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

Multi-Family Loans – Multi-family loans include preferred equity investments in, and mezzanine loans to, entities that have multi-family real estate assets. A preferred equity investment is an equity investment in the entity that owns the underlying property. Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default.

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

In 2020, the Company, or one of its “special purpose entities” (“SPEs”), owned the first loss POs, certain IOs, and certain senior and mezzanine securities issued by certain Freddie Mac-sponsored multi-family loan K-Series securitizations that we consolidated in our financial statements in accordance with GAAP (the “Consolidated K-Series”). Based on a number of factors, management determined that the Company was the primary beneficiary of each VIE within the Consolidated K-Series and met the criteria for consolidation and, accordingly, consolidated these securitizations, including their assets, liabilities, income and expenses in the Company's financial statements. In response to market conditions associated with the COVID-19 pandemic and the Company's intention to improve its liquidity, in March 2020, the Company sold its entire portfolio of first loss POs issued by the Consolidated K-Series which resulted in the de-consolidation of each Consolidated K-Series as of the sale date of each first loss PO (see Note 7).

The Company elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which required that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measured both the financial assets and financial liabilities of a qualifying consolidated CFE using the fair value of either the CFE’s financial assets or financial liabilities, whichever was more observable. As the Consolidated K-Series were considered qualifying CFEs, the Company determined the fair value of multi-family loans held in the Consolidated K-Series based on the fair value of the multi-family collateralized debt obligations issued by the Consolidated K-Series and the Company's investments in these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments was more observable.

Interest income was accrued and recognized as revenue when earned according to the terms of the multi-family loans held in the Consolidated K-Series and when, in the opinion of management, it was collectible. The accrual of interest on these loans was discontinued when, in management’s opinion, the interest was not collectible in the normal course of business.

Investment Securities Available for Sale – The Company’s investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include non-Agency RMBS (collectively, "CECL Securities"). Beginning in the fourth quarter of 2019, the Company made a fair value election at the time of acquisition of newly purchased investment securities pursuant to ASC 825. The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

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

When the fair value of a CECL security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired. If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, the Company recognizes a loss through earnings equal to the difference between the investment’s amortized cost and its fair value and reduces the amortized cost basis to the fair value as of the balance sheet date. If the Company does not expect to sell an impaired security, it performs an analysis to determine if a portion of the impairment is a result of credit losses. The portion of the impairment related to credit losses (limited by the difference between the fair value and amortized cost basis) is recognized through earnings and a corresponding allowance for credit losses is established against the amortized cost basis. The remainder of the impairment is recognized as a component of other comprehensive income (loss) on the accompanying consolidated balance sheets and does not impact earnings. Subsequent changes in the allowance for credit losses are recorded through earnings with reversals limited to the previously recorded allowance for credit losses. The determination of whether a credit loss exists, and if so, the amount considered to be a credit loss is subjective, as such determinations are based on both observable and subjective information available at the time of assessment as well as the Company's estimates of the future performance and cash flow projections. As a result, the timing and amount of credit losses may constitute material estimates that are susceptible to significant change.

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

Real Estate - Capitalization and Depreciation – The Company’s expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred.

Betterments and certain costs directly related to the improvement of real estate after the development period are capitalized. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. The Company depreciates on a straight-line basis the building component of its real estate over a 30-year estimated useful life, building and improvements over a 10-year to 30-year estimated useful life, and furniture, fixtures and equipment over a 5-year to 7.5-year estimated useful life, all of which are judgmental determinations.

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

Held for Sale Determinations – The Company considers its real estate and joint venture equity investments in multi-family properties to be held for sale when the following criteria are met: (i) management commits to a plan to sell the investments, (ii) investments are available for sale immediately, (iii) the investments are actively being marketed for sale at a price that is reasonable in relation to their current fair value, (iv) the sale of the investments within one year is considered probable and (v) significant changes to the plan to sell are not expected.

When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. When joint venture investments are identified as held for sale, the Company transfers the related assets and liabilities to assets and liabilities of disposal group held for sale. Real estate held for sale (including real estate in disposal group held for sale) is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the consolidated statements of operations in other income with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

The Company assesses the net fair value of real estate held for sale in each reporting period that the assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded in the consolidated statements of operations in other income with an allocation to non-controlling interest in the respective Consolidated VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell any real estate or joint venture equity investments previously classified as held for sale, the assets and liabilities are reclassified to held and used. Real estate assets that are reclassified are measured at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell the real estate or joint venture equity investment.

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

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology and acquired in-place leases with useful lives ranging from 5 months to 10 years are included in other assets on the accompanying consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See "Real Estate, Net" for further discussion of acquired in-place lease intangible assets.

Derivative Financial Instruments – In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), the Company records derivative financial instruments on the accompanying consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

The Company has interest rate cap contracts that limit the indexed portion of the interest rate on a repurchase agreement and certain variable-rate mortgages payable in Consolidated VIEs. The Company has also used interest rate swaps to hedge the variable cash flows associated with our variable rate borrowings. The Company has not designated any of the interest rate cap contracts or interest rate swaps as qualifying hedges and changes in fair value of the derivative financial instruments are reported on the accompanying consolidated statements of operations as unrealized gains (losses), net.

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

Repurchase Agreements, Residential Loans – As of December 31, 2022 and 2021, the Company financed a portion of its residential loans through repurchase agreements (see Note 11). Amounts outstanding under the repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR or various tenors of SOFR or an interest rate floor, as applicable per the terms of the agreements. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Repurchase Agreements, Investment Securities – The Company finances certain of its investment securities available for sale using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over SOFR.

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts as debt on the accompanying consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company.

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

Redeemable Non-Controlling Interest in Consolidated VIEs – The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are currently redeemable for cash at the option of the holders or are probable of becoming redeemable as redeemable non-controlling interest in the mezzanine equity on the accompanying consolidated balance sheets. The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company for cash, at their election, subject to annual minimum and maximum amount limitations. As a result, the Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs. The redeemable non-controlling interest in Consolidated VIEs is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and equity contributions and distributions, or the redemption value, which is equivalent to fair value, of such ownership interests. Adjustments to redemption value, if any, are recorded to the Company's additional paid-in capital and redeemable non-controlling interest in Consolidated VIEs.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2022, 2021 and 2020.

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

During the years ended December 31, 2022, 2021 and 2020, the Company granted Performance Share Units (“PSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders' return (“TSR”) percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs awarded during the years ended December 31, 2022, 2021 and 2020 also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

During the years ended December 31, 2022, 2021 and 2020, the Company granted Restricted Stock Units (“RSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

The following table presents the classification and balances at December 31, 2020, the transition adjustments, and the balances at January 1, 2020 for those balance sheet line items impacted by the implementation of ASU 2019-05 (dollar amounts in thousands):

	December 31, 2020	Transition Adjustment	January 1, 2020
Assets
Residential loans, net	$202,756	$5,715	$208,471
Multi-family loans	180,045	2,420	182,465
Equity investments	106,083	1,394	107,477
Other assets	865	2,755	3,620
Total Assets	$489,749	$12,284	$502,033

Stockholders' Equity
Accumulated deficit	$(148,863)	$12,284	$(136,579)
Total Stockholders' Equity	$(148,863)	$12,284	$(136,579)

The Company also assessed the impact of ASU 2016-13 on the Company’s investment securities available for sale where the fair value option has not been elected and determined that the adoption of the standard did not have a material effect on our financial statements as of January 1, 2020.

Summary of Recent Accounting Pronouncements

On January 1, 2022, the Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). ASU 2020-06 simplifies an issuer's accounting for convertible instruments, enhances disclosure requirements for convertible instruments and modifies how particular convertible instruments and certain instruments that may be settled in cash or shares impact the diluted earnings per share computation. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company evaluated the applicability of this ASU with respect to its convertible instruments and contracts in the Company's own equity and determined that the adoption of this ASU did not have a material impact on its consolidated financial statements or notes thereto.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the "discounting transition" (i.e., changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates). Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The amendments in ASU 2021-01 were effective immediately and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis for eligible contract modifications. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. The Company continues to evaluate the impact of ASU 2020-04 and ASU 2021-01 on its financing transactions that are subject to LIBOR and may apply elections, as applicable, as the expected market transition from IBORs to alternative reference rates continues to develop.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022				December 31, 2021
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$1,152,502	$955,579	$1,790,179	$3,898,260	$1,682,138	$1,071,228	$776,438	$3,529,804
Discount	(22,179)	(5,815)	(60,745)	(88,739)	(44,256)	(2,998)	(37,011)	(84,265)
Unrealized (losses) gains	(48,939)	(122,182)	(113,320)	(284,441)	65,408	2,652	62,002	130,062
Carrying value	$1,081,384	$827,582	$1,616,114	$3,525,080	$1,703,290	$1,070,882	$801,429	$3,575,601

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of December 31, 2022 and 2021 (see Note 11).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 12).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 12).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022			2021			2020
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(115,269)	$(124,834)	$(174,401)	$20,403	$(31,128)	$34,932	$(4,440)	$33,479	$29,690

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

The Company recognized $10.0 million, $18.8 million and $9.7 million of net realized gains on the payoff of residential loans, at fair value during the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized $1.6 million of net realized gains and $18.1 million of net realized losses on the sale of residential loans, at fair value during the years ended December 31, 2021 and 2020, respectively. The Company did not sell any residential loans during the year ended December 31, 2022.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of December 31, 2022 and 2021, respectively, are as follows:

	December 31, 2022			December 31, 2021
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	24.3%	10.6%	19.2%	21.7%	10.5%	22.0%
Florida	13.2%	10.3%	10.2%	10.4%	10.5%	8.9%
New York	8.0%	9.8%	8.6%	8.8%	9.8%	9.2%
Texas	7.0%	4.0%	7.3%	7.4%	4.0%	4.3%
New Jersey	6.3%	7.4%	5.6%	5.9%	7.3%	6.4%
Washington	5.7%	1.8%	2.9%	4.4%	1.9%	3.1%
Illinois	2.6%	7.2%	3.2%	2.7%	7.1%	2.3%

The following table presents the fair value and aggregate unpaid principal balance of the Company’s residential loans and residential loans held in securitization trusts in non-accrual status as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
December 31, 2022	$149,076	$159,981	$8,382	$9,132
December 31, 2021	92,990	102,981	17,102	17,716

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $143.2 million and $135.9 million were 90 days or more delinquent as of December 31, 2022 and 2021, respectively.

4. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's consolidated statements of operations. Multi-family loans consist of the following as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Investment amount	$88,249	$118,307
Deferred loan fees, net	(428)	(672)
Unrealized (losses) gains, net	(287)	2,386
Total, at Fair Value	$87,534	$120,021

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $2.7 million in net unrealized losses, $1.0 million in net unrealized gains and $1.5 million in net unrealized losses on preferred equity and mezzanine loan investments included in multi-family loans, respectively.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $1.0 million, $2.5 million, and $1.1 million in premiums resulting from early redemption of preferred equity and mezzanine loans included in multi-family loans, respectively, which are included in other income on the accompanying consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022		December 31, 2021
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,523	$3,363	$3,972	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of December 31, 2022 and 2021, respectively, are as follows:

	December 31, 2022	December 31, 2021
Texas	30.1%	28.3%
Tennessee	15.6%	11.0%
Florida	10.9%	12.2%
Ohio	9.7%	7.2%
Louisiana	7.5%	5.8%
Alabama	7.1%	5.0%
North Carolina	6.1%	7.0%
Indiana	5.7%	4.3%

5. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825 where changes in fair value are recorded in unrealized gains (losses), net on the Company's consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's consolidated statements of comprehensive income. The Company's investment securities available for sale consisted of the following as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022				December 31, 2021
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Non-Agency RMBS	$48,958	$9,436	$(13,469)	$44,925	$100,186	$949	$(2,636)	$98,499
CMBS	32,033	—	(1,900)	30,133	32,600	684	(138)	33,146
ABS	797	59	—	856	21,795	17,884	—	39,679
Total investment securities available for sale - fair value option	81,788	9,495	(15,369)	75,914	154,581	19,517	(2,774)	171,324

CECL Securities
Non-Agency RMBS	25,616	—	(1,971)	23,645	27,743	1,787	(10)	29,520
Total investment securities available for sale - CECL Securities	25,616	—	(1,971)	23,645	27,743	1,787	(10)	29,520
Total	$107,404	$9,495	$(17,340)	$99,559	$182,324	$21,304	$(2,784)	$200,844

Accrued interest receivable for investment securities available for sale in the amount of $0.4 million and $0.7 million as of December 31, 2022 and 2021, respectively, is included in other assets on the Company's consolidated balance sheets.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $22.6 million in net unrealized losses, $15.5 million in net unrealized gains and $9.7 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively.

Realized Gain or Loss Activity

The following tables summarize our investment securities sold during the years ended December 31, 2022, 2021, and 2020, respectively (dollar amounts in thousands):

	Year Ended December 31, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
ABS	36,215	18,001	—	18,001
U.S. Treasury Securities	24,848	—	(31)	(31)
Total	$85,437	$18,375	$(31)	$18,344

	Year Ended December 31, 2021
	Sales Proceeds	Realized Gains		Realized Losses	Net Realized Gains (Losses)
Agency RMBS	$123,622	$—		$(3,480)	$(3,480)
Non-Agency RMBS	176,166	4,923		(854)	4,069
CMBS	132,797	11,083	`	(452)	10,631
Total	$432,585	$16,006		$(4,786)	$11,220

	Year Ended December 31, 2020
	Sales Proceeds	Realized Gains		Realized Losses	Net Realized Gains (Losses)
Agency RMBS:
Agency ARMs	$49,892	$44		$(4,157)	$(4,113)
Agency Fixed-Rate (1)	943,074	5,358		(11,697)	(6,339)
Total Agency RMBS	992,966	5,402		(15,854)	(10,452)
Agency CMBS (2)	145,411	5,666		(209)	5,457
Total Agency	1,138,377	11,068		(16,063)	(4,995)
Non-Agency RMBS	433,076	435		(34,856)	(34,421)
CMBS	248,741	8,176	`	(30,289)	(22,113)
Total	$1,820,194	$19,679		$(81,208)	$(61,529)

(1)Includes Agency RMBS securities issued by Consolidated SLST (see Note 7).
(2)Includes Agency CMBS securities transferred from the Consolidated K-Series (see Note 7).

The Company recognized a write-down of fair value option non-Agency RMBS for a realized loss of $5.5 million for the year ended December 31, 2021.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 37 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2022 and 2021, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.6 years and 5.8 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2022	December 31, 2021
0 to 5 years	$39,655	$144,266
Over 5 to 10 years	46,558	39,306
10+ years	13,346	17,272
Total	$99,559	$200,844
Unrealized Losses in Other Comprehensive Income

The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2022 and 2021, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the years ended December 31, 2022, 2021 and 2020.

The following table presents the Company’s CECL securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

December 31, 2022	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)
Total	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)

December 31, 2021	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$2,300	$(3)	$48	$(7)	$2,348	$(10)
Total	$2,300	$(3)	$48	$(7)	$2,348	$(10)

At December 31, 2022, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

The following table presents the Company's equity investments as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022		December 31, 2021
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
1122 Chicago DE, LLC	53%	$8,276	53%	$7,723
Bighaus, LLC	42%	16,482	42%	15,471
FF/RMI 20 Midtown, LLC	51%	27,079	51%	25,499
Palms at Cape Coral, LLC	34%	5,429	34%	5,175
America Walks at Port St. Lucie, LLC	62%	29,873	62%	30,383
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	18,139	57%	17,213
Lucie at Tradition Holdings, LLC	70%	17,576	70%	16,597
Syracuse Apartments and Townhomes, LLC	58%	20,115	—	—
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,277	—	—
DCP Gold Creek, LLC	—	—	44%	6,686
Rigsbee Ave Holdings, LLC	—	—	56%	11,331
Walnut Creek Properties Holdings, L.L.C.	—	—	36%	9,482
Lurin-RMI, LLC	—	—	38%	9,548
Somerset Deerfield Investor, LLC	—	—	45%	19,965
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	—	—	43%	5,725
Total - Multi-Family Preferred Equity Ownership Interests		152,246		180,798

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC (1)	—	—	70%	3,770
GWR Gateway Partners, LLC (1)	—	—	70%	6,670
Total - Joint Venture Equity Investments in Multi-Family Properties		—		10,440

Single-Family Equity Ownership Interests
Constructive Loans, LLC (2)	—	27,500	—	29,250
Morrocroft Neighborhood Stabilization Fund II, LP (3)	—	—	11%	19,143
Total - Single-Family Equity Ownership Interests		27,500		48,393
Total		$179,746		$239,631

(1)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022 (see Note 9).
(2)As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. After acquiring this investment in November 2021, the Company purchased $260.6 million and $94.0 million of residential loans from the entity for the years ended December 31, 2022 and 2021, respectively. In February 2023, the Company exercised its option in full related to this investment.
(3)The Company's equity investment was redeemed as a result of a sale transaction initiated by the general partner during the year ended December 31, 2022.

The following table presents income from multi-family preferred equity ownership interests for the years ended December 31, 2022, 2021, and 2020, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying consolidated statements of operations. Income from these investments during the years ended December 31, 2022, 2021 and 2020 includes $3.6 million of net unrealized losses and $0.4 million and $0.3 million of net unrealized gains, respectively.

	For the Years Ended December 31,
Investment Name	2022	2021	2020
Somerset Deerfield Investor, LLC	$1,944	$2,295	$2,168
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	529	585	551
Walnut Creek Properties Holdings, L.L.C.	(153)	1,240	928
DCP Gold Creek, LLC	254	780	701
1122 Chicago DE, LLC	959	908	835
Rigsbee Ave Holdings, LLC	(174)	1,683	1,148
Bighaus, LLC	1,852	1,786	1,002
FF/RMI 20 Midtown, LLC	2,904	3,059	686
Lurin-RMI, LLC	558	931	81
Palms at Cape Coral, LLC	554	342	—
America Walks at Port St. Lucie, LLC	3,140	1,678	—
EHOF-NYMT Sunset Apartments Preferred, LLC	1,939	661	—
Lucie at Tradition Holdings, LLC	2,008	484	—
Syracuse Apartments and Townhomes, LLC	1,816	—	—
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	540	—	—
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	—	1,304	1,260
Audubon Mezzanine Holdings, L.L.C. (Series A)	—	1,251	1,213
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	—	735	782
Towers Property Holdings, LLC	—	1,192	1,243
Mansions Property Holdings, LLC	—	1,148	1,198
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	—	412	454
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	—	966	1,044
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	—	1,193	1,293
Total Income - Multi-Family Preferred Equity Ownership Interests	$18,670	$24,633	$16,587

For the years ended December 31, 2022 and 2021, the Company recognized $2.9 million and $2.8 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, respectively, which are included in other income on the accompanying consolidated statements of operations. For the year ended December 31, 2020, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying consolidated statements of operations. The following table presents income (loss) from these investments for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2022	2021	2020
Single-Family Equity Ownership Interests
Morrocroft Neighborhood Stabilization Fund II, LP (1)	$(416)	$6,378	$1,519
Constructive Loans, LLC (2)	(1,750)	2,750	—
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (3)	—	(15)	9,513
Total (Loss) Income - Single Family Equity Ownership Interests	$(2,166)	$9,113	$11,032

Joint Venture Equity Investments in Multi-Family Properties (4)
GWR Cedars Partners, LLC	$(1,050)	$60	$—
GWR Gateway Partners, LLC	(380)	90	—
The Preserve at Port Royal Venture, LLC (5)	—	—	(949)
Total (Loss) Income - Joint Venture Equity Investments in Multi-Family Properties	$(1,430)	$150	$(949)

(1)The Company's equity investment was redeemed during the year ended December 31, 2022.
(2)Includes net unrealized loss of $1.8 million and net unrealized gain of $2.8 million for the years ended December 31, 2022 and 2021, respectively.
(3)The Company's equity investment was redeemed during the year ended December 31, 2021.
(4)Includes net unrealized losses of $1.4 million and no realized gains for the year ended December 31, 2022, net unrealized gains of $0.2 million and no realized gains for the year ended December 31, 2021 and net unrealized losses of $9.7 million and a realized gain of $8.8 million for the year ended December 31, 2020.
(5)The Company's equity investment was redeemed during the year ended December 31, 2020.

Summary combined financial information for the Company’s equity investments as of December 31, 2022 and 2021, respectively, and for the years ended December 31, 2022, 2021, and 2020, respectively, is shown below and includes summary financial information for the Company's joint venture equity investments in multi-family properties that are included in assets of disposal group held for sale as of December 31, 2022 (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Balance Sheets:
Real estate, net	$553,356	$727,963
Residential loans	71,077	38,423
Other assets	38,616	95,016
Total assets	$663,049	$861,402

Notes payable, net	$301,118	$469,120
Other liabilities	120,850	80,672
Total liabilities	421,968	549,792
Members' equity	241,081	311,610
Total liabilities and members' equity	$663,049	$861,402

	For the Years Ended December 31,
	2022	2021	2020
Operating Statements: (1)
Rental revenues	$23,237	$87,147	$80,339
Real estate sales	399,783	205,000	54,100
Cost of real estate sales	(277,740)	(140,800)	(32,779)
Interest income	—	3,875	14,438
Realized and unrealized (losses) gains, net	—	(7,693)	27,107
Other income	27,555	15,046	7,566
Operating expenses	(43,061)	(55,799)	(54,691)
Income before debt service and depreciation and amortization	129,774	106,776	96,080
Interest expense	(7,751)	(28,849)	(36,601)
Depreciation and amortization	(14,779)	(37,172)	(38,112)
Net income	$107,244	$40,755	$21,367

(1)The Company records income (loss) from equity investments under either the hypothetical liquidation of book value method of accounting or the equity method using the fair value option. Accordingly, the combined net income (loss) shown above is not indicative of the income (loss) recognized by the Company from equity investments.

7. Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

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

As of December 31, 2022 and 2021, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a "Financing VIE" and collectively, the "Financing VIEs"). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of December 31, 2022 and 2021. During the year ended December 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization and one of its residential loan securitizations with outstanding principal balances of $14.7 million and $203.5 million at the time of redemption, respectively, returned the assets held by the trusts to the Company and recognized $1.6 million of loss on the extinguishment of collateralized debt obligations.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of December 31, 2022 and 2021, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying consolidated financial statements (see Notes 2, 3 and 12). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations.

As of December 31, 2022 and 2021, the Consolidated SLST securities owned by the Company had a fair value of $191.5 million and $230.3 million, respectively (see Note 15). The Company’s investments that are included in Consolidated SLST were not included as collateral to any Financing VIE as of December 31, 2022 and 2021.

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

Consolidated Real Estate VIEs

The Company owns joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests or redeemable non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture equity investments and real estate acquisitions by a Consolidated VIE in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

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

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash (1)	$8,576	$27,907	$327
Operating real estate (1) (2)	730,988	926,756	50,481
Lease intangibles (1) (3)	41,892	51,970	1,619
Other assets (1)	8,258	32,690	1,395
Total assets	789,714	1,039,323	53,822

Mortgages payable on real estate, net (1)	570,682	669,647	36,752
Other liabilities (1)	4,662	15,914	1,543
Total liabilities	575,344	685,561	38,295

Redeemable non-controlling interest (4)	—	67,096	—
Non-controlling interests (5)	16,293	25,509	6,808
Net assets consolidated	$198,077	$261,157	$8,719

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale in the accompanying consolidated balance sheets as of December 31, 2022. See Note 9 for additional information.
(2)For joint venture equity investments that are not held for sale, operating real estate is included in real estate, net in the accompanying consolidated balance sheets.
(3)For joint venture equity investments that are not held for sale, lease intangibles are included in other assets in the accompanying consolidated balance sheets.
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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company’s residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs of as of December 31, 2022 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$21,129	$21,129
Residential loans, at fair value	1,616,114	827,582	—	2,443,696
Real estate, net held in Consolidated VIEs (1)	—	—	543,739	543,739
Assets of disposal group held for sale (2)	—	—	1,142,773	1,142,773
Other assets	92,906	3,168	13,686	109,760
Total assets	$1,709,020	$830,750	$1,721,327	$4,261,097

Collateralized debt obligations ($1,468,222 at amortized cost, net and $634,495 at fair value)	$1,468,222	$634,495	$—	$2,102,717
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	394,707	394,707
Liabilities of disposal group held for sale (2)	—	—	883,812	883,812
Other liabilities	8,168	3,342	10,511	22,021
Total liabilities	$1,476,390	$637,837	$1,289,030	$3,403,257
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$63,803	$63,803
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$32,967	$32,967
Net investment (6)	$232,630	$192,913	$335,527	$761,070

(1)Included in real estate, net in the accompanying consolidated balance sheets.
(2)Represents assets and liabilities, respectively, of certain Consolidated Real Estate VIEs included in disposal group held for sale (see Note 9).
(3)Included in mortgages payable on real estate, net in the accompanying consolidated balance sheets.
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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands). The following tables include net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Year Ended December 31,
	2022
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$36,448	$—	$36,448
Interest expense	25,145	—	25,145
Total net interest income	11,303	—	11,303

Realized gains, net	—	924	924
Unrealized (losses) gains, net	(32,403)	26,306	(6,097)
Income from real estate	—	134,722	134,722
Other income	—	13,859	13,859
Total non-interest (loss) income	(32,403)	175,811	143,408

Expenses related to real estate	—	245,650	245,650

Net loss	(21,100)	(69,839)	(90,939)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	42,044	42,044
Net loss attributable to Company	$(21,100)	$(27,795)	$(48,895)

	Year Ended December 31,
	2021
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$40,944	$—	$40,944
Interest expense	28,135	—	28,135
Total net interest income	12,809	—	12,809

Unrealized gains, net	23,832	—	23,832
Income from real estate	—	12,339	12,339
Total non-interest income	23,832	12,339	36,171

Expenses related to real estate	—	29,164	29,164

Net income (loss)	36,641	(16,825)	19,816
Net loss attributable to non-controlling interest in Consolidated VIEs	—	4,724	4,724
Net income (loss) attributable to Company	$36,641	$(12,101)	$24,540

	Year Ended December 31,
	2020
	Consolidated K-Series (1)	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$151,841	$45,194	$—	$197,035
Interest expense	129,762	31,663	—	161,425
Total net interest income	22,079	13,531	—	35,610

Unrealized losses, net	(10,951)	(32,073)	—	(43,024)
Income from real estate	—	—	419	419
Other loss	—	—	(2,667)	(2,667)
Total non-interest loss	(10,951)	(32,073)	(2,248)	(45,272)

Expenses related to real estate	—	—	763	763

Net income (loss)	11,128	(18,542)	(3,011)	(10,425)
Net income attributable to non-controlling interest in Consolidated VIEs	—	—	(267)	(267)
Net income (loss) attributable to Company	$11,128	$(18,542)	$(3,278)	$(10,692)

(1)Reflects statement of operations for the Consolidated K-Series prior to the sale of first loss POs and de-consolidation of the Consolidated K-Series.

Redeemable Non-Controlling Interest in Consolidated VIEs

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to the Company at fair value once a year and the sales are subject to annual minimum and maximum amount limitations. During the year ended December 31, 2022, the maximum redeemable amount of non-controlling ownership interest was $16.9 million, of which non-controlling interest holders elected to sell $2.0 million to the Company.

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$66,392	$—
Initial consolidation of Consolidated VIEs	—	67,096
Contributions	462	—
Distributions	(7,083)	—
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(38,190)	(704)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	44,237	—
Redemption of redeemable non-controlling interest	(2,015)	—
Ending balance	$63,803	$66,392

(1)The Company determines the fair value of the redeemable non-controlling interest on a non-recurring basis utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest include a weighted average capitalization rate of 5.4% (ranges from 4.8% to 6.0%) and a weighted average discount rate of 14.5% (ranges from 13.6% to 15.4%).

Unconsolidated VIEs

As of December 31, 2022 and 2021, the Company evaluated its investment securities available for sale, preferred equity, mezzanine loan and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2022 and 2021, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$856	$—	$—	$856
Non-Agency RMBS	—	29,290	—	—	29,290
Preferred equity investments in multi-family properties	87,534	—	152,246	—	239,780
Joint venture equity investments in multi-family properties (1)	—	—	—	9,010	9,010
Maximum exposure	$87,534	$30,146	$152,246	$9,010	$278,936

	December 31, 2021
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
ABS	$—	$39,679	$—	$39,679
Non-Agency RMBS		30,924	—	30,924
Preferred equity investments in multi-family properties	120,021	—	180,798	300,819
Joint venture equity investments in multi-family properties	—	—	10,440	10,440
Equity investments in entities that invest in residential properties	—	—	19,143	19,143
Maximum exposure	$120,021	$70,603	$210,381	$401,005

(1)Transferred into assets of disposal group held for sale during the year ended December 31, 2022.

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Land	$89,550	$111,182
Building and improvements	611,102	835,635
Furniture, fixture and equipment	13,540	23,546
Operating real estate	$714,192	$970,363
Accumulated depreciation	(21,224)	(3,890)
Operating real estate, net	$692,968	$966,473
Real estate held for sale, net (1) (2)	$—	$51,110
Real estate, net	$692,968	$1,017,583

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of December 31, 2022, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying consolidated balance sheets. See Note 9 for additional information.

Multi-family Apartment Properties

As of December 31, 2022 and 2021, the Company invested in joint venture equity investments that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

In August 2022, one of the joint ventures in which the Company held a common equity investment sold its multi-family apartment community for approximately $48.0 million, subject to certain prorations and adjustments typical in such real estate transactions and repaid the related mortgage payable in the amount of approximately $26.0 million. The sale generated a net gain of approximately $16.8 million and a loss on extinguishment of debt of approximately $0.5 million, both of which are included in other income on the accompanying consolidated statements of operations, resulting in a net gain attributable to the Company's common shareholders of approximately $14.4 million.

During the year ended December 31, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its consolidated financial statements. In July 2021, the VIE redeemed its non-controlling interest, which caused the entity to no longer meet the criteria for being characterized as a VIE and became a wholly-owned subsidiary of the Company (see Note 7). In November 2021, the Company determined that the multi-family apartment community owned by the wholly-owned subsidiary met the criteria to be classified as held for sale, transferred the property held by the wholly-owned subsidiary from operating real estate to real estate held for sale and recognized a $0.2 million loss. In March 2022, the entity completed the sale of its multi-family apartment community for approximately $52.0 million, subject to certain prorations and adjustments typical in such real estate transactions, repaid the related mortgage payable in the amount of approximately $37.0 million and redeemed the Company's preferred equity investment. The sale generated a net gain of approximately $0.4 million and a loss on extinguishment of debt of approximately $0.6 million, both of which are included in other income on the accompanying consolidated statements of operations.

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of December 31, 2022 and 2021, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying consolidated balance sheets. The following table presents the components of lease intangibles, net as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Lease intangibles	$30,094	$51,969
Accumulated amortization	(30,094)	(12,200)
Lease intangibles, net (1)	$—	$39,769

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of December 31, 2022, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying consolidated balance sheets. See Note 9 for additional information.

Depreciation and Amortization Expense

Depreciation and amortization expenses related to operating real estate are included in expenses related to real estate on the accompanying consolidated statements of operations. The following table presents depreciation and amortization expenses for the years ended December 31, 2022, 2021 and 2020, respectively, (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Depreciation expense on operating real estate	$47,179	$5,662	$155
Amortization of lease intangibles related to operating real estate	79,645	13,588	231
Total depreciation and amortization	$126,824	$19,250	$386

The estimated depreciation expense related to operating real estate is as follows (dollar amounts in thousands):

Year Ending December 31,	Depreciation Expense
2023	$23,780
2024	$23,780
2025	$23,780
2026	$23,780
2027	$21,587

9. Assets and Liabilities of Disposal Group Held for Sale

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale, transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to assets and liabilities of disposal group held for sale in the accompanying consolidated balance sheets and recognized no loss.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of December 31, 2022 (dollar amounts in thousands):

Cash and cash equivalents (1)	$13,944
Equity investments	9,010
Real estate, net (1)	1,079,942
Other assets (1)	48,888
Total assets of disposal group held for sale	$1,151,784

Mortgages payable on real estate	$865,414
Other liabilities	18,398
Total liabilities of disposal group held for sale (1)	$883,812

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $23.9 million as of December 31, 2022.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. As of December 31, 2022, the fair value, net of selling costs of the multi-family property owned by one of the joint venture equity investments was less than the property's net carrying value. Accordingly, the Company recognized a $2.4 million impairment in the year ended December 31, 2022. See Note 15 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Pretax loss of disposal group held for sale	$(55,243)	$(12,216)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	5,784	958
Pretax loss of disposal group attributable to Company's common stockholders	$(49,459)	$(11,258)

10. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Restricted cash (1)	$136,220	$48,259
Accrued interest receivable	34,067	26,688
Real estate owned	18,588	2,055
Collections receivable from residential loan servicers	15,374	28,634
Other assets in consolidated multi-family properties	13,681	21,668
Recoverable advances on residential loans	13,979	14,143
Other receivables	11,357	14,507
Operating lease right-of-use assets	7,831	9,011
Deferred tax assets	2,671	6,282
Lease intangibles, net in consolidated multi-family properties (2)	—	39,769
Other	5,588	4,003
Total	$259,356	$215,019

(1)Restricted cash represents cash held by third parties, including cash held by the Company's securitization trusts and consolidated multi-family properties.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the other assets, including lease intangibles, of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale in the accompanying consolidated balance sheets as of December 31, 2022. See Note 9 for additional information.

Other Liabilities

The following table presents the components of the Company's other liabilities as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Dividends and dividend equivalents payable	$49,996	$48,328
Accrued expenses	15,576	13,408
Accrued interest payable	10,629	9,051
Accrued expenses and other liabilities in consolidated multi-family properties	10,511	22,583
Advanced remittances from residential loan servicers	9,098	16,603
Operating lease liabilities	8,383	9,584
Deferred revenue	7,131	13,019
Unfunded commitments for residential loans	2,950	21,364
Deferred tax liabilities	394	6,681
Other	1,323	460
Total	$115,991	$161,081

11. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	December 31, 2022	December 31, 2021
Residential loans	$686,946	$554,259
Investment securities	50,077	—
Total carrying value	$737,023	$554,259

As of December 31, 2022, the Company's only repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.82%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of December 31, 2022, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of December 31, 2022, the Company had $223.6 million included in cash and cash equivalents and $120.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at December 31, 2022 (dollar amounts in thousands):

Unencumbered Securities	December 31, 2022
Non-Agency RMBS (1)	$89,552
CMBS	30,133
ABS	856
Total	$120,541

(1)Includes IOs in Consolidated SLST with a fair value of $21.0 million as of December 31, 2022.

The Company also had unencumbered residential loans with a fair value of $214.4 million at December 31, 2022.

Residential Loans

The Company has repurchase agreements with four financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69
December 31, 2021	$1,252,352	$554,784	$(525)	$554,259	$729,649	2.79%	4.38

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $15.6 million, a rate of 4.00%, and months to maturity of 2.03 months as of December 31, 2021.

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

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with one of the counterparties with an aggregate outstanding balance of $241.7 million as of December 31, 2022 are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company, as required by a repurchase agreement with one counterparty, entered into an interest rate cap contract during the year ended December 31, 2022 that limits the indexed portion of the interest rate on the related repurchase agreement to a strike price of Term SOFR of 4.10% on the $111.0 million notional amount with an expiration date of November 17, 2024. The fair value of the interest rate cap contract of $1.5 million is included in other assets in the consolidated balance sheets as of December 31, 2022. The Company recognized unrealized losses of $0.02 million for the year ended December 31, 2022 which is included in non-interest (loss) income in the consolidated statements of operations.

As of December 31, 2022, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of December 31, 2022 and through the date of this Annual Report on Form 10-K.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance its investment securities portfolio (including investment securities available for sale and securities owned in Consolidated SLST). These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of December 31, 2022, the Company had amounts outstanding under repurchase agreements with one counterparty. As of December 31, 2021, the Company had no amounts outstanding under repurchase agreements to finance investment securities.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at December 31, 2022 (dollar amounts in thousands):

	December 31, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged

Non-Agency RMBS (1)	$50,077	$170,551	$210,733
Balance at end of the period	$50,077	$170,551	$210,733

(1)Represents first loss subordinated securities in Consolidated SLST.

As of December 31, 2022, the outstanding balance under our repurchase agreements secured by investment securities was funded at an advance rate of 30.0% that implies a "haircut" of 70.0%.

As of December 31, 2022, the days to maturity for repurchase agreements secured by investment securities was 9 days and the interest rate was 5.28%. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at December 31, 2022 amounted to $0.6 million and is included in other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2022 (dollar amounts in thousands):

Contractual Maturity	December 31, 2022
Within 30 days	$50,077
Over 30 day to 90 days	—
Over 90 days	—
Total	$50,077

12. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	December 31, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$699,408	$634,495	2.75%	2059
Residential loan securitizations	1,498,198	1,468,222	3.54%	2026 - 2062
Total collateralized debt obligations	$2,197,606	$2,102,717

	December 31, 2021
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$814,256	$839,419	2.75%	2059
Residential loan securitizations	686,122	682,802	2.43%	2026 - 2061
Total collateralized debt obligations	$1,500,378	$1,522,221

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 15).

The Company's CDOs as of December 31, 2022 had stated maturities as follows:

Year Ending December 31,	Total
2023	$—
2024	—
2025	—
2026	130,000
2027	225,000
Thereafter	1,842,606
Total	$2,197,606

13. Debt

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 outstanding. The Company redeemed the Convertible Notes at maturity for $138.0 million on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

Costs related to the issuance of the Convertible Notes which included underwriting, legal, accounting and other fees, were reflected as deferred charges. The underwriter’s discount and deferred charges, net of amortization, were presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets in the amount of $0.1 million as of December 31, 2021. The underwriter’s discount and deferred charges were amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

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

The following table presents interest expense from the Convertible Notes for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Contractual interest expense	$335	$8,625	$8,625
Amortization of underwriter's discount and deferred charges	103	2,571	2,372
Total	$438	$11,196	$10,997

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

As of December 31, 2022, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $2.6 million and $3.3 million as of December 31, 2022 and 2021, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that that are structurally subordinated in right of payment to the Company's subordinated debentures.

As of December 31, 2022, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of December 31, 2022 and through the date of this Annual Report on Form 10-K.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2022 and 2021 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 24, 2023, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of December 31, 2022 and 2021, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

In August 2022, one of the joint ventures in which the Company held a common equity investment completed the sale of its multi-family apartment community. In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $26.0 million and recorded a loss on extinguishment of debt of approximately $0.5 million, which is included in other income on the accompanying consolidated statements of operations.

During the year ended December 31, 2021, the Company was the primary beneficiary of a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. Accordingly, the Company consolidated the VIE into its consolidated financial statements. In July 2021, the VIE redeemed its non-controlling interest and the Company reconsidered its evaluation of its investment in the entity. The Company determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company (see Note 7). In March 2022, the entity completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment. In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $37.0 million and recorded a loss on extinguishment of debt of approximately $0.6 million, which is included in other income on the accompanying consolidated statements of operations.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
December 31, 2022	$398,703	$397,453	$(2,746)	$394,707	2025 - 2032	4.21%
December 31, 2021	745,915	718,717	(9,361)	709,356	2024 - 2031	3.56%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of December 31, 2022, the mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying consolidated balance sheets. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the joint venture entity, as required by the loan agreement, entered into an interest rate cap contract with a counterparty during the year ended December 31, 2022 that limits the indexed portion of the interest rate to a strike price of Term SOFR of 2.0% on the $29.0 million notional amount with an expiration date of April 1, 2024. The fair value of the interest rate cap contract of $1.0 million is included in other assets in the consolidated balance sheets as of December 31, 2022. The consolidated multi-family apartment communities recorded realized gains and unrealized gains on interest rate cap contracts of $0.9 million and $0.7 million for the year ended December 31, 2022, respectively, both of which are included in non-interest (loss) income in the accompanying consolidated statements of operations.

Debt Maturities

As of December 31, 2022, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2023	$—
2024	—
2025	27,750
2026	127,357
2027	—
Thereafter	387,346
Total	$542,453

14. Commitments and Contingencies

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, is uncertain. As of December 31, 2022, no contingencies have been recorded on our consolidated balance sheets as a result of COVID-19; however, as COVID-19, its variants and its economic implications continue, it may have long-term impacts on the Company's operations, financial condition, liquidity or cash flows.

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2022, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Leases

As of December 31, 2022, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2022, 2021, and 2020 amounted to $1.7 million, $1.7 million, and $1.6 million, respectively. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2022, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2023	$1,732
2024	1,548
2025	1,604
2026	1,617
2027	1,471
Thereafter	2,007
Total	$9,979

Investment Commitment

On December 7, 2021, the Company entered into an agreement with certain members of its existing joint ventures to fund joint venture equity investments in multi-family properties totaling $40.0 million, to the extent investment opportunities meet defined investment standards. The commitment expires on December 7, 2023 and the Company has not funded any joint venture equity investments per the agreement as of February 24, 2023.

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

a.Residential Loans Held in Consolidated SLST and Multi-Family Loans Held in the Consolidated K-Series – Residential loans held in Consolidated SLST and multi-family loans held in the Consolidated K-Series are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of residential loans held in Consolidated SLST and multi-family loans held in the Consolidated K-Series based on the fair value of the CDOs issued by these securitizations and its investment in these securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

f.Derivative Instruments – The Company's interest rate cap agreements are measured using models developed by either third-party pricing providers or the respective counterparty that use the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

The Company’s interest rate swaps were classified as Level 2 fair values and were measured using valuations reported by the clearing house, CME Group Inc., through which these instruments were cleared. The derivatives were presented net of variation margin payments pledged or received. In March 2020, in response to the turmoil in the financial markets, we terminated our interest rate swaps, recognizing a realized loss of $73.1 million which was partially offset by a reversal of $29.0 million in unrealized losses, resulting in a total net loss of $44.1 million for the year ended December 31, 2020. The Company had no outstanding interest rate swaps as of December 31, 2022 and 2021.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$1,081,384	$1,081,384	$—	$—	$1,703,290	$1,703,290
Consolidated SLST	—	—	827,582	827,582	—	—	1,070,882	1,070,882
Residential loans held in securitization trusts	—	—	1,616,114	1,616,114	—	—	801,429	801,429
Multi-family loans	—	—	87,534	87,534	—	—	120,021	120,021
Investment securities available for sale:
Non-Agency RMBS	—	68,570	—	68,570	—	128,019	—	128,019
CMBS	—	30,133	—	30,133	—	33,146	—	33,146
ABS	—	856	—	856	—	39,679	—	39,679
Equity investments (1)	—	—	179,746	179,746	—	—	239,631	239,631
Derivative assets:
Interest rate caps (1) (2)	—	2,473	—	2,473	—	—	—	—
Assets of disposal group held for sale (3)	—	29,418	9,010	38,428	—	—	—	—
Total	$—	$131,450	$3,801,370	$3,932,820	$—	$200,844	$3,935,253	$4,136,097
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$634,495	$634,495	$—	$—	$839,419	$839,419
Total	$—	$—	$634,495	$634,495	$—	$—	$839,419	$839,419

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets in the consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $29.4 million and equity investments classified as Level 3 instruments in the amount of $9.0 million as of December 31, 2022.

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2022, 2021, and 2020, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,703,290	$1,070,882	$801,429	$120,021	$239,631	$—	$3,935,253
Total (losses)/gains (realized/unrealized)
Included in earnings	(111,879)	(128,236)	(162,518)	9,531	18,884	(926)	(375,144)
Transfers out (1)	(17,052)	—	(1,806)	—	—	—	(18,858)
Transfer to securitization trust, net (2)	(1,422,577)	—	1,422,577	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(9,936)	9,936	—
Funding/Contributions	—	—	—	—	28,086	—	28,086
Paydowns/Distributions	(712,214)	(115,064)	(535,017)	(42,018)	(96,919)	—	(1,501,232)
Purchases	1,641,816	—	91,449	—	—	—	1,733,265
Balance at the end of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the year ended December 31, 2022, the Company completed four securitizations of certain performing, re-performing and business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

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
(4)During the year ended December 31, 2020, the Company completed two securitizations of certain performing, re-performing and non-performing residential loans (see Note 7 for further discussion of the Company's residential loan securitizations).

The following tables detail changes in valuation for the Level 3 liabilities for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

Level 3 Liabilities:

Year Ended December 31, 2022
Consolidated SLST CDOs
Balance at beginning of period	$839,419
Total gains (realized/unrealized)
Included in earnings	(90,077)
Paydowns	(114,847)
Balance at the end of period	$634,495

Year Ended December 31, 2021
Consolidated SLST CDOs
Balance at beginning of period	$1,054,335
Total gains (realized/unrealized)
Included in earnings	(54,154)
Paydowns	(160,762)
Balance at the end of period	$839,419

	Year Ended December 31, 2020
	Collateralized debt obligations
	Consolidated K-Series	Consolidated SLST	Total
Balance at beginning of period	$16,724,451	$1,052,829	$17,777,280
Total losses (realized/unrealized)
Included in earnings	35,018	68,764	103,782
Paydowns	(147,376)	(89,484)	(236,860)
Sales (1)	(16,612,093)	22,226	(16,589,867)
Balance at the end of period	$—	$1,054,335	$1,054,335

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

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

December 31, 2022	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,578,229	Discounted cash flow	Lifetime CPR	4.4%	—	-	45.3%
			Lifetime CDR	0.5%	—	-	23.8%
			Loss severity	7.4%	—	-	96.5%
			Yield	8.2%	6.1%	-	88.4%

	$119,269	Liquidation model	Annual home price appreciation/(depreciation)	0.1%	(4.8)%	-	11.8%
			Liquidation timeline (months)	23	9	-	50
			Property value	$1,591,892	$15,300	-	$13,800,000
			Yield	7.7%	7.5%	-	28.5%

Consolidated SLST (3)	$827,582		Liability price	N/A

Total	$3,525,080

Multi-family loans (1)	$87,534	Discounted cash flow	Discount rate	12.4%	11.0%	-	20.5%
			Months to assumed redemption	36	9	-	54
			Loss severity	—

Equity investments (1) (2)	$152,246	Discounted cash flow	Discount rate	13.5%	13.0%	-	15.5%
			Months to assumed redemption	21	2	-	34
			Loss severity	—

Equity investments in disposal group held for sale (2)	$9,010	Discounted cash flow	Discount rate	16.0%	16.0%	-	16.0%
			Months to assumed redemption	23	23	-	23
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$634,495	Discounted cash flow	Yield	5.3%	4.7%	-	7.8%
			Collateral prepayment rate	5.7%	2.5%	-	6.6%
			Collateral default rate	1.6%	—	-	11.5%
			Loss severity	17.1%	—	-	19.8%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At December 31, 2022, the fair value of securities we own in Consolidated SLST amounts to $191.5 million.
(4)Weighted average yield calculated based on the weighted average fair value of the CDOs issued by Consolidated SLST, including investment securities we own. Weighted average collateral prepayment rate, weighted average collateral default rate, and weighted average loss severity are calculated based on the weighted average unpaid balance of the CDOs issued by Consolidated SLST, including investment securities we own.

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2022, 2021 and 2020, respectively, for our Level 3 assets and liabilities held as of December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Assets
Residential loans
Residential loans (1)	$(57,892)	$31,222	$16,449
Consolidated SLST (1)	(124,834)	(31,128)	33,479
Residential loans held in securitization trust (1)	(219,647)	35,570	17,785
Multi-family loans (1)	(1,737)	1,924	(682)
Equity investments (2)	(4,338)	3,990	256
Equity investments in disposal group held for sale (2)	(1,430)	—	—
Liabilities
Consolidated SLST CDOs (1)	$92,431	$54,960	$(65,552)

(1)Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
(2)Presented in income from equity investments on the Company’s consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2022 and 2021, respectively (dollar amounts in thousands):

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$244,718	$244,718	$289,602	$289,602
Residential loans	Level 3	3,525,080	3,525,080	3,575,601	3,575,601
Multi-family loans	Level 3	87,534	87,534	120,021	120,021
Investment securities available for sale	Level 2	99,559	99,559	200,844	200,844
Equity investments	Level 3	179,746	179,746	239,631	239,631
Equity investments in disposal group held for sale	Level 3	9,010	9,010	—	—
Derivative assets	Level 2	2,473	2,473	—	—
Derivative assets in disposal group held for sale	Level 2	29,418	29,418	—	—
Financial Liabilities:
Repurchase agreements	Level 2	737,023	737,023	554,259	554,259
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,468,222	1,383,715	682,802	686,027
Consolidated SLST	Level 3	634,495	634,495	839,419	839,419
Subordinated debentures	Level 3	45,000	32,721	45,000	44,388
Convertible notes	Level 2	—	—	137,898	138,011
Senior unsecured notes	Level 2	97,384	91,104	96,704	102,215
Mortgages payable on real estate	Level 3	394,707	377,327	709,356	712,112
Mortgages payable on real estate in disposal group held for sale	Level 3	865,414	864,758	—	—

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

16. Stockholders' Equity

(a)Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), with 22,284,994 shares issued and outstanding as of December 31, 2022 and 2021.

As of December 31, 2022, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

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

The following tables summarize the Company’s Preferred Stock issued and outstanding as of December 31, 2022 and 2021 (dollar amounts in thousands):

December 31, 2022

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	3,000,000	72,218	75,000	7.000%	January 15, 2027
Total	31,500,000	22,284,994	$538,351	$557,125

December 31, 2021

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	3,450,000	3,000,000	72,088	75,000	7.000%	January 15, 2027
Total	29,500,000	22,284,994	$538,221	$557,125

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

(b) Dividends on Preferred Stock

From the time of original issuance of the Preferred Stock through December 31, 2019, the Company declared and paid all required quarterly dividends on such series of stock. On March 23, 2020, the Company announced that it had suspended quarterly dividends on its Preferred Stock that would have been payable in April 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. On June 15, 2020, the Company reinstated the payment of dividends on its Preferred Stock and declared dividends in arrears for the quarterly period that began on January 15, 2020 and ended on April 14, 2020. The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2020 through December 31, 2022:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock (1)		Series C Preferred Stock (1)		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
December 12, 2022	January 1, 2023	January 15, 2023	$—		$—		$0.50		$0.4921875		$0.4296875		$0.43750
September 16, 2022	October 1, 2022	October 15, 2022	—		—		0.50		0.4921875		0.4296875		0.43750
June 17, 2022	July 1, 2022	July 15, 2022	—		—		0.50		0.4921875		0.4296875		0.43750
March 14, 2022	April 1, 2022	April 15, 2022	—		—		0.50		0.4921875		0.4296875		0.43750
December 13, 2021	January 1, 2022	January 15, 2022	—		—		0.50		0.4921875		0.4296875		0.24792	(2)
September 13, 2021	October 1, 2021	October 15, 2021	0.484375		—		0.50		0.4921875		0.4679000	(3)	—
June 14, 2021	July 1, 2021	July 15, 2021	0.484375		0.4921875		0.50		0.4921875		—		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375		0.4921875		0.50		0.4921875		—		—
December 7, 2020	January 1, 2021	January 15, 2021	0.484375		0.4921875		0.50		0.4921875		—		—
September 14, 2020	October 1, 2020	October 15, 2020	0.484375		0.4921875		0.50		0.4921875		—		—
June 15, 2020	July 1, 2020	July 15, 2020	0.968750	(4)	0.9843750	(4)	1.00	(4)	0.9843750	(4)	—		—

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

(c)Common Stock

The Company had 800,000,000 authorized shares of common stock, par value $0.01 per share, with 364,774,752 and 379,405,240 shares issued and outstanding as of December 31, 2022 and 2021, respectively.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2023, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. During the year ended December 31, 2022, the Company repurchased 16,629,615 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $44.4 million, including fees and commissions paid to the broker of approximately $0.2 million, representing an average repurchase price of $2.67 per common share. As of December 31, 2022, $155.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program. On February 20, 2023, the Company’s Board of Directors authorized an extension of the Company’s stock repurchase program to March 31, 2024.

(d)Dividends on Common Stock

On March 23, 2020, the Company announced that it had suspended its quarterly dividend on common stock for the first quarter of 2020 to focus on conserving capital during the difficult market conditions resulting from the COVID-19 pandemic. As a result, the Company did not declare a cash dividend on its common stock during the three months ended March 31, 2020. Beginning in the second quarter of 2020, the Company has declared a regular quarterly cash dividend in each quarterly period through December 31, 2022. The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2020 and ended December 31, 2022:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2022	December 12, 2022	December 27, 2022	January 26, 2023	$0.100
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	0.100
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.100
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.100
Fourth Quarter 2021	December 13, 2021	December 27, 2021	January 25, 2022	0.100
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	0.100
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.100
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.100
Fourth Quarter 2020	December 7, 2020	December 17, 2020	January 25, 2021	0.100
Third Quarter 2020	September 14, 2020	September 24, 2020	October 26, 2020	0.075
Second Quarter 2020	June 15, 2020	July 1, 2020	July 27, 2020	0.050

During 2022, aggregate dividends for our common stock were $0.40 per share. For tax reporting purposes, the 2022 dividends were classified as ordinary income and return of capital in the amounts of $0.15 and $0.25, respectively, per share. During 2021, aggregate dividends for our common stock were $0.40 per share. For tax reporting purposes, the 2021 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.09, $0.04 and $0.27, respectively, per share. During 2020, aggregate dividends for our common stock were $0.225 per share. For tax reporting purposes, the 2020 dividends were classified as ordinary income and return of capital in the amounts of $0.180 and $0.045, respectively, per share.

(e)Public Offering of Common Stock

The following table details the Company's public offerings of common stock during the three years ended December 31, 2022 (dollar amounts in thousands):

Share Issue Month	Shares Issued	Net Proceeds (1)
February 2020	50,600,000	$305,274
January 2020	34,500,000	206,650

(1)    Proceeds are net of underwriting discounts and commissions and offering expenses.

(f)Equity Distribution Agreements

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

17. (Loss) Earnings Per Common Share

The Company calculates basic (loss) earnings per common share by dividing net (loss) earnings attributable to the Company’s common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted (loss) earnings per common share takes into account the effect of dilutive instruments, such as convertible notes, performance share units and restricted stock units, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the years ended December 31, 2022, 2021 and 2020, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted (loss) earnings per common share.

During the year ended December 31, 2022, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the year ended December 31, 2021, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the year ended December 31, 2020, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2022	2021	2020
Basic (Loss) Earnings per Common Share
Net (loss) income attributable to Company	$(298,605)	$193,200	$(288,510)
Less: Preferred Stock dividends	(41,972)	(42,859)	(41,186)
Less: Preferred Stock redemption charge	—	(6,165)	—
Net (loss) income attributable to Company’s common stockholders	$(340,577)	$144,176	$(329,696)
Basic weighted average common shares outstanding	377,287	379,232	371,004
Basic (Loss) Earnings per Common Share	$(0.90)	$0.38	$(0.89)

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(298,605)	$193,200	$(288,510)
Less: Preferred Stock dividends	(41,972)	(42,859)	(41,186)
Less: Preferred Stock redemption charge	—	(6,165)	—
Net (loss) income attributable to Company’s common stockholders	$(340,577)	$144,176	$(329,696)
Weighted average common shares outstanding	377,287	379,232	371,004
Net effect of assumed PSUs vested	—	1,541	—
Net effect of assumed RSUs vested	—	195	—
Diluted weighted average common shares outstanding	377,287	380,968	371,004
Diluted (Loss) Earnings per Common Share	$(0.90)	$0.38	$(0.89)

18. Stock Based Compensation

In May 2017, the Company’s stockholders approved the 2017 Plan, with such stockholder action resulting in the termination of the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The terms of the 2017 Plan, as amended from time to time, are substantially the same as the 2010 Plan. At December 31, 2022, there were no common shares of non-vested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2017 Plan, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company’s common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 43,170,000.

Of the common stock authorized at December 31, 2022, 28,796,097 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 919,019 shares under the 2017 Plan as of December 31, 2022. The Company’s employees have been issued 3,809,403 shares of restricted stock under the 2017 Plan as of December 31, 2022. At December 31, 2022, there were 2,104,568 shares of non-vested restricted stock outstanding, 6,233,373 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,054,880 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2021, 31,367,872 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors had been issued 687,503 shares under the 2017 Plan as of December 31, 2021. The Company’s employees had been issued 2,689,394 shares of restricted stock under the 2017 Plan as of December 31, 2021. At December 31, 2021, there were 1,909,107 shares of non-vested restricted stock outstanding, 6,168,886 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 1,016,252 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a)Restricted Common Stock Awards

During the years ended December 31, 2022, 2021 and 2020, the Company recognized non-cash compensation expense on its restricted common stock awards of $4.6 million, $4.3 million and $3.8 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient’s termination of employment, subject to certain exceptions.

A summary of the activity of the Company’s non-vested restricted stock collectively under the 2010 Plan and 2017 Plan for the years ended December 31, 2022, 2021 and 2020, respectively, is presented below:

	2022		2021		2020
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	1,909,107	$5.05	1,603,766	$6.27	837,123	$6.18
Granted	1,217,671	3.59	1,058,211	3.86	1,054,254	6.33
Vested	(924,548)	5.44	(621,438)	5.41	(287,611)	6.22
Forfeited	(97,662)	3.92	(131,432)	4.92	—	—
Non-vested shares as of December 31	2,104,568	$4.09	1,909,107	$5.05	1,603,766	$6.27
Restricted stock granted during the period	1,217,671	$3.59	1,058,211	$3.86	1,054,254	$6.33

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2022 and 2021, the Company had unrecognized compensation expense of $4.5 million and $5.1 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at December 31, 2022 is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted shares vested during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $2.5 million and $1.8 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b)Performance Share Units

During the years ended December 31, 2022, 2021 and 2020, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Each PSU represents an unfunded promise to receive one share of the Company’s common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs granted during the years ended December 31, 2022, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU Awards under the 2017 Plan for the years ended December 31, 2022, 2021 and 2020, respectively, is presented below:

	2022		2021		2020
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	3,376,740	$5.43	2,902,014	$4.98	2,018,518	$4.09
Granted	844,534	4.87	1,631,661	5.56	883,496	7.03
Vested	(1,074,918)	4.00	(842,792)	4.20	—	—
Forfeited	—	—	(314,143)	5.29	—	—
Non-vested target PSUs as of December 31	3,146,356	$5.76	3,376,740	$5.43	2,902,014	$4.98

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the Relative TSR of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 733,496 shares of common stock during the year ended December 31, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 1,074,918. The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 974,074 shares of common stock during the year ended December 31, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 842,792. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2022, 2021 and 2020, there was $5.7 million, $7.6 million and $5.7 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2022 is expected to be recognized over a weighted average period of 1.5 years. Compensation expense related to the PSUs was $6.1 million, $5.5 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(c)Restricted Stock Units

During the years ended December 31, 2022, 2021 and 2020, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs granted during the years ended December 31, 2022, 2021 and 2020 include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the years ended December 31, 2022, 2021 and 2020, respectively, is presented below:

	2022		2021		2020
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	1,016,252	$4.36	441,746	$6.23	—	$—
Granted	422,267	3.72	815,830	3.69	441,746	6.23
Vested	(383,639)	4.58	(147,254)	6.23	—	—
Forfeited	—	—	(94,070)	4.37	—	—
Non-vested RSUs as of December 31	1,054,880	$4.03	1,016,252	$4.36	441,746	$6.23

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the year ended December 31, 2022, 383,639 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the year ended December 31, 2021, 147,254 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2022, 2021 and 2020 there was $2.0 million, $2.7 million and $1.8 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at December 31, 2022 is expected to be recognized over a weighted average period of 1.5 years. Compensation expense related to the RSUs was $2.3 million, $1.7 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

19. Income Taxes

For the years ended December 31, 2022, 2021 and 2020, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2022, 2021 and 2020, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current income tax provision
Federal	$2,355	$280	$1,225
State	862	5	151
Total current income tax provision	3,217	285	1,376
Deferred income tax (benefit) provision
Federal	(1,649)	1,339	(244)
State	(1,026)	834	(151)
Total deferred income tax (benefit) provision	(2,675)	2,173	(395)
Total income tax provision	$542	$2,458	$981

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2022, 2021 and 2020, respectively, are as follows (dollar amounts in thousands).

	For the Years Ended December 31,
	2022		2021		2020
(Benefit) provision at statutory rate	$(71,422)	21.0%	$41,088	21.0%	$(60,381)	21.0%
Non-taxable REIT loss (income)	64,479	(19.0)	(36,691)	(18.8)	58,783	(20.4)
State and local tax (benefit) provision	(78)	—	825	0.4	150	(0.1)
Other	(6,057)	1.8	225	0.1	(45)	—
Valuation allowance	13,620	(4.0)	(2,989)	(1.5)	2,474	(0.9)
Total provision	$542	(0.2)%	$2,458	1.2%	$981	(0.4)%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of December 31, 2022 and 2021, respectively, are as follows (dollar amounts in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$3,513	$3,615
Capital loss carryover	16,045	7,549
GAAP/Tax basis differences	1,869	254
Total deferred tax assets (1)	21,427	11,418
Deferred tax liabilities
GAAP/Tax basis differences	394	6,681
Total deferred tax liabilities (2)	394	6,681
Valuation allowance (1)	(18,756)	(5,136)
Total net deferred tax asset (liability)	$2,277	$(399)

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2022, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $10.3 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of December 31, 2022, the Company, through its wholly-owned TRSs, had also incurred approximately $47.1 million in capital losses. The Company’s carryforward capital losses will expire between 2025 and 2027 if they are not offset by future capital gains.

As of December 31, 2022, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $13.6 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

20. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Interest income
Residential loans
Residential loans	$113,131	$83,852	$69,170
Consolidated SLST	36,448	40,944	45,194
Residential loans held in securitization trusts	80,119	38,941	12,612
Total residential loans	229,698	163,737	126,976
Multi-family loans
Preferred equity and mezzanine loan investments	11,185	15,321	20,899
Consolidated K-Series	—	—	151,841
Total multi-family loans	11,185	15,321	172,740
Investment securities available for sale	15,825	27,750	49,925
Other	1,680	58	520
Total interest income	258,388	206,866	350,161
Interest expense
Repurchase agreements	51,432	13,844	37,334
Collateralized debt obligations
Consolidated SLST	25,145	28,135	31,663
Consolidated K-Series	—	—	129,762
Residential loan securitizations	43,384	19,660	6,967
Non-Agency RMBS re-securitization	—	283	3,290
Total collateralized debt obligations	68,529	48,078	171,682
Convertible notes	438	11,196	10,997
Senior unsecured notes	6,430	4,335	—
Subordinated debentures	2,590	1,831	2,187
Derivatives	—	—	868
Total interest expense	129,419	79,284	223,068
Net interest income	$128,969	$127,582	$127,093

21. Subsequent Events

Reverse Stock Split

On February 22, 2023, the Company announced that the Board approved a one-for-four reverse stock split of the Company's common stock. The reverse stock split is expected to take effect on March 9, 2023, upon which date every four issued and outstanding shares of the Company’s common stock will be converted into one share of the Company’s common stock, with a proportionate reduction in the Company’s authorized shares of common stock, outstanding equity awards and number of shares remaining available for issuance under the 2017 Plan. The par value of each share of common stock will remain unchanged.

The following table presents the Company's pro forma (loss) earnings per common share on a post-reverse split basis for the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands, except per share data):

	Pro Forma (Unaudited)
	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income attributable to Company’s common stockholders	$(340,577)	$144,176	$(329,696)

Basic (loss) earnings per common share	$(3.61)	$1.52	$(3.55)
Diluted (loss) earnings per common share	$(3.61)	$1.51	$(3.55)

Weighted average shares outstanding-basic	94,322	94,808	92,751
Weighted average shares outstanding-diluted	94,322	95,242	92,751

Extension of Share Repurchase Program

On February 20, 2023, the Board authorized an extension of our share repurchase program through March 31, 2024.

Repurchase of Residential Loan Securitization CDOs

In February 2023, the Company repurchased $60.3 million par value of its residential loan securitization CDOs for approximately $58.7 million.

Schedule III - Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

December 31, 2022

			Initial Cost to Company			Gross Amount at Close of Period (1)
Market	Number of Properties	Encumbrances	Land	Buildings and Improvements	Total Adjustment to Basis (2)	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period (Years)
Operating Real Estate

Multi-Family - Operating
Beaufort, SC	1	$24,327	$6,113	$30,894	$954	$6,113	$31,848	$37,961	$(1,228)	2001	2021	5	-	30
Dallas, TX	1	30,587	3,616	40,497	779	3,616	41,276	44,892	(1,622)	2009	2021	5	-	30
Dallas, TX	1	27,234	5,728	34,635	750	5,728	35,385	41,113	(1,392)	2014	2021	5	-	30
San Antonio, TX	1	35,803	6,827	43,240	1,424	6,827	44,664	51,491	(1,633)	2014	2021	5	-	30
San Antonio, TX	1	24,046	3,116	35,223	301	3,116	35,524	38,640	(1,335)	2015	2021	5	-	30
Collierville, TN	1	39,510	3,113	45,616	1,215	3,113	46,831	49,944	(1,858)	2000	2021	5	-	30
Little Rock, AR	1	25,371	2,366	27,229	431	2,366	27,660	30,026	(1,097)	1999	2021	5	-	30
Columbia, SC	1	17,216	2,420	21,363	742	2,420	22,105	24,525	(811)	1986	2021	5	-	30
St. Petersburg, FL	1	56,253	9,823	74,801	1,000	9,823	75,801	85,624	(2,991)	2014	2021	5	-	30
Louisville, KY	1	43,155	5,567	52,819	303	5,567	53,122	58,689	(1,936)	2017	2021	5	-	30
Houston, TX	1	22,854	6,406	25,211	714	6,406	25,925	32,331	(1,117)	1993	2021	5	-	30
Montgomery, AL	1	20,898	3,367	26,967	211	3,367	27,178	30,545	(819)	1988 - 1994	2022	5	-	30
Memphis, TN	1	27,453	3,659	32,525	475	3,659	33,000	36,659	(863)	1968	2022	5	-	30
Total Multi-Family - Operating	13	$394,707	$62,121	$491,020	$9,299	$62,121	$500,319	$562,440	$(18,702)

Single-Family Rental - Operating
Chicago, IL	232	$—	$10,359	$50,114	$9,371	$10,359	$59,485	$69,844	$(1,660)	1890 - 2010	2021- 2022	7.5	-	30
Baltimore, MD	132	—	10,587	28,062	4,378	10,587	32,440	43,027	(362)	1921 - 2016	2021- 2022	7.5	-	30
Houston, TX	83	—	4,390	19,912	2,266	4,390	22,178	26,568	(371)	1953 - 2021	2021 - 2022	7.5	-	30
Pittsburgh, PA	29	—	1,098	4,777	1,401	1,098	6,178	7,276	(84)	1900 - 2007	2022	7.5	-	30
Tampa, FL	12	—	890	3,036	390	890	3,426	4,316	(39)	1951 - 2010	2022	7.5	-	30

Bedford, OH	2	—	61	263	103	61	366	427	(3)	1949 - 1979	2022	7.5	-	30
Milwaukee, WI	1	—	44	230	20	44	250	294	(3)	1970	2022	7.5	-	30
Total Single-Family Rental - Operating	491	$—	$27,429	$106,394	$17,929	$27,429	$124,323	$151,752	$(2,522)

Total Operating Real Estate	504	$394,707	$89,550	$597,414	$27,228	$89,550	$624,642	$714,192	$(21,224)

Real Estate in Disposal Group Held for Sale

Multi-Family - Disposal Group
Fort Myers, FL	1	$37,882	$7,546	$34,504	$4,467	$7,546	$38,971	$46,517	$(1,865)	1973 & 1979	2021	5	-	30
Fort Worth, TX	1	23,176	3,202	23,614	2,289	3,202	25,903	29,105	(1,162)	1985	2021	5	-	30
Tampa, FL	1	52,164	10,152	53,668	3,359	10,152	57,027	67,179	(2,633)	1971& 1972	2021	5	-	30
Birmingham, AL	1	32,040	2,823	42,373	438	2,823	42,811	45,634	(1,685)	2013	2021	5	-	30
Pearland, TX	1	6,082	—	8,351	447	—	8,798	8,798	(326)	2008	2021	5	-	30
Pearland, TX	1	21,375	2,744	27,590	703	2,744	28,293	31,037	(1,123)	2011	2021	5	-	30
Orlando, FL	1	37,722	9,012	36,435	1,876	9,012	38,311	47,323	(1,273)	1983	2021	5	-	30
Birmingham, AL	1	73,547	5,875	88,029	(1,092)	5,719	87,093	92,812	(2,766)	2004 & 2017	2021	5	-	30
Brandon, FL	1	42,109	3,884	48,869	2,763	3,884	51,632	55,516	(1,578)	1974& 1981	2021	5	-	30
Plano, TX	1	55,646	11,229	60,404	2,278	11,229	62,682	73,911	(1,707)	1992	2022	5	-	30
Plano, TX	1	65,399	12,543	70,444	2,476	12,543	72,920	85,463	(1,981)	1994	2022	5	-	30
Oklahoma City, OK	1	37,351	4,377	42,322	2,839	4,377	45,161	49,538	(1,352)	1983 - 1984	2022	5	-	30
Oklahoma City, OK	1	36,593	4,581	40,885	2,628	4,581	43,513	48,094	(1,355)	1985	2022	5	-	30
Brandon, FL	1	184,944	29,821	185,610	6,780	29,821	192,390	222,211	(3,956)	1990 - 2002	2022	5	-	30
Apopka, FL	1	51,611	8,009	58,247	889	8,009	59,136	67,145	(1,086)	2000	2022	5	-	30
Kissimmee, FL	1	61,560	10,586	68,003	988	10,586	68,991	79,577	(1,266)	1989	2022	5	-	30
Pensacola, FL	1	46,211	2,701	54,675	749	2,701	55,424	58,125	(929)	1999	2022	5	-	30
Total Multi-Family - Disposal Group	17	$865,412	$129,085	$944,023	$34,877	$128,929	$979,056	$1,107,985	$(28,043)

Total Real Estate	521	$1,260,119	$218,635	$1,541,437	$62,105	$218,479	$1,603,698	$1,822,177	$(49,267)

(1)The aggregate cost of consolidated real estate in the table above for federal income tax purposes was $1.8 billion as of December 31, 2022.
(2)Consists of costs capitalized subsequent to acquisition and impairment charges.

Notes to Schedule III (Dollar amounts in thousands)

1.Reconciliation of Operating Real Estate

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$970,363	$50,686	$—
Acquisitions	827,882	963,651	50,480
Improvements	49,468	9,219	206
Reclassification to held for sale or disposal group held for sale	(1,133,521)	(53,193)	—
Balance at end of period	$714,192	$970,363	$50,686

2.Reconciliation of Accumulated Depreciation for Operating Real Estate

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$(3,890)	$(154)	$—
Depreciation	(47,179)	(5,662)	(154)
Reclassification to held for sale or disposal group held for sale	29,845	1,926	—
Balance at end of period	$(21,224)	$(3,890)	$(154)

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2022

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
Residential loans
First lien loans
Original loan amount $0 - $99,999	333	2.00% - 14.99%	09/23/2013 - 10/01/2062	$9,272	$462
Original loan amount $100,000 - $199,999	333	2.13% - 11.72%	11/22/2024 - 01/01/2062	37,214	405
Original loan amount $200,000 - $299,999	270	1.88% - 7.50%	02/01/2033 - 08/01/2062	49,466	866
Original loan amount over $299,999	390	1.99% - 8.50%	08/01/2027 - 01/01/2061	141,546	648

Second lien loans
Original loan amount $0 - $99,999	187	5.75% - 8.88%	06/01/2024 - 08/01/2062	6,281	450
Original loan amount $100,000 - $199,999	12	6.25% - 8.63%	11/01/2032 - 04/01/2050	1,259	—
Original loan amount $200,000 - $299,999	4	6.75% - 7.75%	03/01/2046 - 01/01/2050	714	—

Business purpose loans
Original loan amount $0 - $99,999	276	4.25% - 13.00%	09/05/2020 - 09/01/2052	45,808	1,853
Original loan amount $100,000 - $199,999	255	4.25% - 13.00%	01/09/2020 - 06/01/2052	50,122	5,023
Original loan amount $200,000 - $299,999	171	5.63% - 12.49%	04/19/2020 - 08/01/2052	50,510	6,240
Original loan amount over $299,999	651	4.00% - 13.00%	07/08/2020 - 09/01/2052	689,192	54,065

Residential loans held in securitization trusts
First lien loans
Original loan amount $0 - $99,999	1,776	1.38% - 14.29%	08/20/2013 - 09/01/2062	86,794	8,923
Original loan amount $100,000 - $199,999	2,236	0.00% - 11.85%	04/01/2023 - 11/01/2062	227,081	20,136
Original loan amount $200,000 - $299,999	1,092	0.00% - 11.90%	07/02/2025 - 10/01/2062	188,444	15,714
Original loan amount over $299,999	1,305	1.88% - 9.75%	12/01/2025 - 07/01/2062	420,189	31,884

Business purpose loans
Original loan amount $0 - $99,999	380	4.00% - 13.00%	03/01/2022 - 07/01/2052	53,978	1,425
Original loan amount $100,000 - $199,999	527	3.75% - 12.25%	09/01/2022 - 09/01/2052	74,963	510
Original loan amount $200,000 - $299,999	281	3.50% - 12.00%	11/01/2021 - 07/01/2052	66,168	1,070

Original loan amount over $299,999	586	3.49% - 12.25%	04/01/2022 - 07/01/2052	498,497	10,307

Consolidated SLST
First lien loans	6,160	1.38% - 10.50%	03/01/2021 - 11/01/2062	827,582	143,176
				$3,525,080	$303,157

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$3,575,601	$3,049,166	$20,780,548
Cumulative-effect adjustment for implementation of fair value option (1)	—	—	5,812
Additions during period:
Purchases	1,733,265	1,581,979	569,557
Accretion of purchase discount	5,292	4,154	5,265
Change in realized and unrealized gains	(404,524)	44,564	101,957
Deductions during period:
Repayments of principal	(1,362,294)	(1,018,176)	(674,337)
Collection of interest	—	—	—
Transfer to investment securities available for sale (2)	—	—	(237,297)
Transfer to REO	(18,858)	(4,133)	(8,509)
Cost of loans sold (2)	—	(77,127)	(17,478,478)
Provision for loan loss	—	—	—
Amortization of premium	(3,402)	(4,826)	(15,352)
Balance at end of period	$3,525,080	$3,575,601	$3,049,166

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