Form 10-Q
period 2023-03-31
NEW YORK MORTGAGE TRUST INC
filed 2023-05-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 30, 2023 was 91,180,096.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Residential loans, at fair value	$3,374,856	$3,525,080
Multi-family loans, at fair value	95,309	87,534
Investment securities available for sale, at fair value	202,571	99,559
Equity investments, at fair value	191,148	179,746
Cash and cash equivalents	227,753	244,718
Real estate, net	705,906	692,968
Assets of disposal group held for sale	1,150,379	1,151,784
Other assets	222,327	259,356
Total Assets (1)	$6,170,249	$6,240,745
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$787,902	$737,023
Collateralized debt obligations ($638,513 at fair value and $1,390,991 at amortized cost, net as of March 31, 2023 and $634,495 at fair value and $1,468,222 at amortized cost, net as of December 31, 2022)	2,029,504	2,102,717
Senior unsecured notes	97,561	97,384
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	397,316	394,707
Liabilities of disposal group held for sale	896,983	883,812
Other liabilities	92,691	115,991
Total liabilities (1)	4,346,957	4,376,634

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	54,352	63,803

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,265,817 and 22,284,994 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively ($556,645 and $557,125 aggregate liquidation preference as of March 31, 2023 and December 31, 2022, respectively)	537,889	538,351
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 91,180,096 and 91,193,688 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	912	912
Additional paid-in capital	2,279,131	2,282,691
Accumulated other comprehensive loss	(1,379)	(1,970)
Accumulated deficit	(1,079,047)	(1,052,768)
Company's stockholders' equity	1,737,506	1,767,216
Non-controlling interests	31,434	33,092
Total equity	1,768,940	1,800,308
Total Liabilities and Equity	$6,170,249	$6,240,745

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2023 and December 31, 2022, assets of consolidated VIEs totaled $4,258,823 and $4,261,097, respectively, and the liabilities of consolidated VIEs totaled $3,340,459 and $3,403,257, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
NET INTEREST INCOME:
Interest income	$57,136	$58,501
Interest expense	39,335	21,465
Total net interest income	17,801	37,036

NON-INTEREST INCOME (LOSS):
Realized gains, net	1,081	3,806
Unrealized gains (losses), net	28,489	(83,659)
Income from equity investments	4,511	6,053
Other (loss) income	(9,000)	1,427
Income from real estate
Rental income	36,281	23,287
Other real estate income	5,465	2,302
Total income from real estate	41,746	25,589
Total non-interest income (loss)	66,827	(46,784)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	12,683	14,358
Portfolio operating expenses	7,070	9,489
Expenses related to real estate
Interest expense, mortgages payable on real estate	22,478	7,157
Depreciation and amortization	6,039	35,586
Other real estate expenses	22,180	12,403
Total expenses related to real estate	50,697	55,146
Total general, administrative and operating expenses	70,450	78,993

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	14,178	(88,741)
Income tax expense (benefit)	16	(22)

NET INCOME (LOSS)	14,162	(88,719)
Net loss attributable to non-controlling interests	6,701	14,869
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	20,863	(73,850)
Preferred stock dividends	(10,484)	(10,493)
Gain on repurchase of preferred stock	142	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$10,521	$(84,343)

Basic earnings (loss) per common share	$0.12	$(0.89)
Diluted earnings (loss) per common share	$0.11	$(0.89)
Weighted average shares outstanding-basic	91,314	95,199
Weighted average shares outstanding-diluted	91,672	95,199
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$10,521	$(84,343)
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	591	(2,188)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	591	(2,188)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$11,112	$(86,531)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net income (loss) ($(5,501) allocated to redeemable non-controlling interest)	—	—	—	20,863	—	20,863	(1,200)	19,663
Common stock repurchases	(4)	—	(3,606)	—	—	(3,610)	—	(3,610)
Preferred stock repurchases	—	(462)	—	142	—	(320)	—	(320)
Stock based compensation expense, net	4	—	46	—	—	50	—	50
Dividends declared on common stock	—	—	—	(36,562)	—	(36,562)	—	(36,562)
Dividends declared on preferred stock	—	—	—	(10,484)	—	(10,484)	—	(10,484)
Dividends attributable to dividend equivalents	—	—	—	(238)	—	(238)	—	(238)
Increase in fair value of available for sale securities	—	—	—	—	591	591	—	591
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	300	300
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(758)	(758)
Balance, March 31, 2023	$912	$537,889	$2,279,131	$(1,079,047)	$(1,379)	$1,737,506	$31,434	$1,768,940

Balance, December 31, 2021	$949	$538,221	$2,359,421	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(12,628) allocated to redeemable non-controlling interest)	—	—	—	(73,850)	—	(73,850)	(2,241)	(76,091)
Stock based compensation expense, net	4	—	1,348	—	—	1,352	—	1,352
Dividends declared on common stock	—	—	—	(38,125)	—	(38,125)	—	(38,125)
Dividends declared on preferred stock	—	—	—	(10,493)	—	(10,493)	—	(10,493)
Dividends attributable to dividend equivalents	—	—	—	(109)	—	(109)	—	(109)
Decrease in fair value of available for sale securities	—	—	—	—	(2,188)	(2,188)	—	(2,188)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	10,488	10,488
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(223)	(223)
Balance, March 31, 2022	$953	$538,221	$2,360,769	$(681,915)	$(410)	$2,217,618	$32,383	$2,250,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$14,162	$(88,719)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net amortization	7,744	5,612
Depreciation and amortization expense related to operating real estate	6,039	35,586
Realized gains, net	(1,081)	(3,806)
Unrealized (gains) losses, net	(28,489)	83,659
Gain on sale of real estate	—	(370)
Impairment of real estate, net	10,275	—
(Gain) loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(1,170)	603
Income from preferred equity, mezzanine loan and equity investments	(6,948)	(10,506)
Distributions of income from preferred equity, mezzanine loan and equity investments	4,209	19,936
Stock based compensation expense, net	50	1,352
Changes in operating assets and liabilities	(16,195)	(5,165)
Net cash (used in) provided by operating activities	(11,404)	38,182

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	—	24,374
Principal paydowns received on investment securities	3,789	21,303
Purchases of investment securities	(106,146)	—
Principal repayments received on residential loans	279,089	322,113
Proceeds from sales of residential loans	166	320
Purchases of residential loans	(87,334)	(792,780)
Principal repayments received on preferred equity and mezzanine loan investments	—	9,200
Return of capital from equity investments	4,902	24,250
Funding of preferred equity, mezzanine loan and equity investments	(21,948)	(19,191)
Funding of joint venture investments in Consolidated VIEs	—	(120,520)
Net payments received from derivative instruments	1,605	—
Net proceeds from sale of real estate	1,114	51,790
Cash received from initial consolidation of VIEs	—	5,423
Purchases of and capital expenditures on real estate	(18,138)	(103,122)
Purchases of other assets	(34)	(15)
Net cash provided by (used in) investing activities	57,065	(576,855)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	50,055	372,281
Proceeds from issuance of collateralized debt obligations, net	—	508,819
Repayment of convertible notes	—	(138,000)
Repurchases of common stock	(3,610)	—
Repurchases of preferred stock	(320)	—
Dividends paid on common stock and dividend equivalents	(37,659)	(38,124)
Dividends paid on preferred stock	(10,493)	(9,924)
Net distributions to non-controlling interest in Consolidated VIEs	(4,408)	(900)
Payments made on and extinguishment of collateralized debt obligations	(80,509)	(48,664)
Payments made on Consolidated SLST CDOs	(10,493)	(33,717)
Net proceeds received from (payments made on) mortgages payable on real estate	13,840	(6,947)
Net cash (used in) provided by financing activities	(83,597)	604,824

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(37,936)	66,151
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	380,938	337,861
Cash, Cash Equivalents and Restricted Cash - End of Period	$343,002	$404,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$55,042	$25,972
Cash paid for income taxes	$—	$1

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$—	$462,216
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$361,735
Transfer from residential loans to real estate owned	$326	$879

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$38,644	$38,514
Dividends declared on preferred stock to be paid in subsequent period	$10,484	$10,493

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$227,753	$303,762
Restricted cash included in other assets	115,249	100,250
Total cash, cash equivalents, and restricted cash	$343,002	$404,012
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts that we consolidate, or consolidated, in our financial statements in accordance with GAAP;
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

Basis of Presentation – On March 9, 2023, the Company effected a one-for-four reverse stock split of its issued, outstanding and authorized shares of common stock (the "Reverse Stock Split"). Accordingly, all common share and per common share data for all periods presented in these condensed consolidated financial statements and notes thereto have been adjusted on a retroactive basis to reflect the impact of the Reverse Stock Split.

The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2023, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the accompanying condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 and 2022, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its residential loans, multi-family loans, certain equity investments, real estate held by Consolidated VIEs and Consolidated SLST CDOs. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

Reclassifications – Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current period presentation. In particular, prior period disclosures have been adjusted for the aforementioned Reverse Stock Split. Additionally, prior period disclosures have been conformed to the current period presentation of interest expense, mortgages payable on real estate. Starting in the fourth quarter of 2022, interest expense, mortgages payable on real estate is presented in expenses related to real estate on the Company's condensed consolidated statements of operations. Previously, interest expense, mortgages payable on real estate was presented in interest expense and net interest income on the Company's condensed consolidated statements of operations.

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

The Company evaluates the initial consolidation of each Consolidated VIE, which includes a determination of whether the VIE constitutes the definition of a business in accordance with ASC 805, Business Combinations ("ASC 805"), by considering if substantially all of the fair value of the gross assets within the VIE are concentrated in either a single identifiable asset or group of single identifiable assets. Upon consolidation, the Company recognizes the assets acquired, the liabilities assumed, and any third-party ownership of membership interests as non-controlling interest as of the consolidation or acquisition date, measured at their relative fair values (see Note 7). Non-controlling interest in Consolidated VIEs is adjusted prospectively for its share of the allocation of income or loss and equity contributions and distributions from each respective Consolidated VIE. The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election, subject to certain conditions. The Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs in mezzanine equity on the accompanying condensed consolidated balance sheets.

Derivative Financial Instruments – The Company enters into various types of derivative financial instruments in connection with its risk management activities which are recorded on the accompanying condensed consolidated balance sheets as assets or liabilities at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether they qualify for hedge accounting treatment. The Company elected not to apply hedge accounting for its derivative financial instruments; accordingly, all changes in fair value are reported on the accompanying condensed consolidated statements of operations as unrealized gains (losses), net.

The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company may enter into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates. All of the Company’s interest rate swaps are cleared through a central clearing house which requires that the Company post an initial margin amount determined by the central clearing house, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by the central clearing house. The exchange of variation margin is treated as a legal settlement of the exposure under the interest rate swap contract, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin is accounted for separate from the interest rate swap asset or liability and classified within restricted cash and included in other assets on the accompanying condensed consolidated balance sheets. Any additional margin fundings, in excess of initial margin and variation margin, are included in other assets on the accompanying condensed consolidated balance sheets.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023				December 31, 2022
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$992,993	$941,329	$1,766,819	$3,701,141	$1,152,502	$955,579	$1,790,179	$3,898,260
(Discount)/premium	(21,949)	(5,801)	(59,147)	(86,897)	(22,179)	(5,815)	(60,745)	(88,739)
Unrealized (losses) gains	(50,044)	(106,375)	(82,969)	(239,388)	(48,939)	(122,182)	(113,320)	(284,441)
Carrying value	$921,000	$829,153	$1,624,703	$3,374,856	$1,081,384	$827,582	$1,616,114	$3,525,080

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of March 31, 2023 and December 31, 2022 (see Note 12).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 13).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 13).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(1,307)	$15,807	$30,554	$(25,524)	$(66,645)	$(37,774)

(1)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable (see Note 16). See Note 7 for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST, which include unrealized gains (losses) on the residential loans held in Consolidated SLST presented in the table above and unrealized gains (losses) on the CDOs issued by Consolidated SLST.

The Company recognized $2.0 million and $3.9 million of net realized gains on the payoff of residential loans, at fair value during the three months ended March 31, 2023 and 2022, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2023 and December 31, 2022, respectively, are as follows:

	March 31, 2023			December 31, 2022
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	23.5%	10.6%	17.9%	24.3%	10.6%	19.2%
Florida	14.3%	10.3%	10.0%	13.2%	10.3%	10.2%
New York	8.4%	9.8%	8.4%	8.0%	9.8%	8.6%
New Jersey	6.4%	7.5%	5.6%	6.3%	7.4%	5.6%
Texas	6.4%	3.9%	7.8%	7.0%	4.0%	7.3%
Illinois	2.6%	7.2%	3.5%	2.6%	7.2%	3.2%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2023	$187,929	$209,673	$9,594	$10,397
December 31, 2022	149,076	159,981	8,382	9,132

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $122.1 million and $143.2 million were 90 days or more delinquent as of March 31, 2023 and December 31, 2022, respectively.

4. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Investment amount	$95,640	$88,249
Deferred loan fees, net	(497)	(428)
Unrealized gains (losses), net	166	(287)
Total, at Fair Value	$95,309	$87,534

For the three months ended March 31, 2023 and 2022, the Company recognized $0.5 million in net unrealized gains and $0.5 million in net unrealized losses on multi-family loans, respectively.
For the three months ended March 31, 2023, the Company recognized no premiums resulting from early redemption of multi-family loans. For the three months ended March 31, 2022, the Company recognized $0.8 million in premiums resulting from early redemption of multi-family loans, which are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023		December 31, 2022
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,753	$3,363	$4,523	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of March 31, 2023 and December 31, 2022, respectively, are as follows:

	March 31, 2023	December 31, 2022
Texas	35.0%	30.1%
Tennessee	14.6%	15.6%
Florida	10.2%	10.9%
Ohio	8.9%	9.7%
Louisiana	7.0%	7.5%
Alabama	6.7%	7.1%
North Carolina	5.7%	6.1%
Indiana	5.3%	5.7%

5. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023				December 31, 2022
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS	$106,116	$1,084	$—	$107,200	$—	$—	$—	$—
Non-Agency RMBS	44,483	8,878	(13,434)	39,927	48,958	9,436	(13,469)	44,925
CMBS	32,025	—	(1,357)	30,668	32,033	—	(1,900)	30,133
ABS	683	—	(191)	492	797	59	—	856
Total investment securities available for sale - fair value option	183,307	9,962	(14,982)	178,287	81,788	9,495	(15,369)	75,914

CECL Securities
Non-Agency RMBS	25,663	—	(1,379)	24,284	25,616	—	(1,971)	23,645
Total investment securities available for sale - CECL Securities	25,663	—	(1,379)	24,284	25,616	—	(1,971)	23,645
Total	$208,970	$9,962	$(16,361)	$202,571	$107,404	$9,495	$(17,340)	$99,559

Accrued interest receivable for investment securities available for sale in the amount of $0.9 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three months ended March 31, 2023 and 2022, the Company recognized $0.9 million in net unrealized gains and $4.6 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended March 31, 2023. The following table summarizes our investment securities sold during the three months ended March 31, 2022 (dollar amounts in thousands):

	Three Months Ended March 31, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
Total	$24,374	$374	$—	$374

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 36 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2023 and December 31, 2022, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 8.6 years and 7.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Weighted Average Life	March 31, 2023	December 31, 2022
0 to 5 years	$35,025	$39,655
Over 5 to 10 years	152,858	46,558
10+ years	14,688	13,346
Total	$202,571	$99,559

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three months ended March 31, 2023 and 2022.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

March 31, 2023	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$15,997	$(533)	$8,287	$(846)	$24,284	$(1,379)
Total	$15,997	$(533)	$8,287	$(846)	$24,284	$(1,379)

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)
Total	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)

At March 31, 2023, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

6. Equity Investments, at Fair Value

The Company's equity investments consist of, or have consisted of, preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), equity ownership interests in entities that invest in single-family properties and originate residential loans (or single-family equity ownership interests) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election.

The following table presents the Company's equity investments as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023		December 31, 2022
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
1122 Chicago DE, LLC	53%	$8,426	53%	$8,276
Bighaus, LLC	42%	16,739	42%	16,482
FF/RMI 20 Midtown, LLC	51%	27,525	51%	27,079
Palms at Cape Coral, LLC	34%	5,530	34%	5,429
America Walks at Port St. Lucie, LLC	62%	25,177	62%	29,873
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	18,510	57%	18,139
Lucie at Tradition Holdings, LLC	70%	18,016	70%	17,576
Syracuse Apartments and Townhomes, LLC	58%	20,478	58%	20,115
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,422	58%	9,277
Tides on 27th Investors, LLC	54%	16,325	—	—
Total - Multi-Family Preferred Equity Ownership Interests		166,148		152,246

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	25,000	—	27,500
Total - Single-Family Equity Ownership Interests		25,000		27,500
Total		$191,148		$179,746

(1)The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the three months ended March 31, 2023. The Company purchased $16.0 million and $170.2 million of residential loans from the entity during the three months ended March 31, 2023 and 2022, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three months ended March 31, 2023 and 2022 includes $0.6 million and $0.1 million of net unrealized gains, respectively.

	Three Months Ended March 31,
Investment Name	2023	2022
1122 Chicago DE, LLC	$251	$237
Bighaus, LLC	537	465
FF/RMI 20 Midtown, LLC	799	798
Palms at Cape Coral, LLC	177	155
America Walks at Port St. Lucie, LLC	1,126	902
EHOF-NYMT Sunset Apartments Preferred, LLC	625	549
Lucie at Tradition Holdings, LLC	684	601
Syracuse Apartments and Townhomes, LLC	654	516
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	301	—
Tides on 27th Investors, LLC	797	—
DCP Gold Creek, LLC	—	853
Rigsbee Ave Holdings, LLC	—	(174)
Walnut Creek Properties Holdings, L.L.C.	—	(153)
Lurin-RMI, LLC	—	280
Somerset Deerfield Investor, LLC	—	587
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	—	159
Total Income - Multi-Family Preferred Equity Ownership Interests	$5,951	$5,775

For the three months ended March 31, 2023, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments. For the three months ended March 31, 2022, the Company recognized $0.7 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying condensed consolidated statement of operations.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2023	2022
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$(2,500)	$—
Morrocroft Neighborhood Stabilization Fund II, LP (2)	—	28
Total (Loss) Income - Single-Family Equity Ownership Interests	$(2,500)	$28

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$413	$100
GWR Gateway Partners, LLC	647	150
Total Income - Joint Venture Equity Investments in Multi-Family Properties	$1,060	$250

(1)Includes a net unrealized loss of $3.2 million for the three months ended March 31, 2023. The Company did not recognize any unrealized gains or losses for the three months ended March 31, 2022.
(2)The Company's equity investment was redeemed during the year ended December 31, 2022.
(3)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022 (see Note 9). Includes net unrealized gains of $1.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of March 31, 2023 and December 31, 2022.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of March 31, 2023 and December 31, 2022, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, the Consolidated SLST securities owned by the Company had a fair value of $188.5 million and $191.5 million, respectively (see Note 16). The Company’s investments in Consolidated SLST securities were not included as collateral to any Financing VIE as of March 31, 2023 and December 31, 2022.

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

During the year ended December 31, 2020, the Company reconsidered its evaluation of its variable interest in a VIE that owned a multi-family apartment community and in which the Company held a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE and consolidated this VIE into its condensed consolidated financial statements. Subsequently, in July 2021, the VIE redeemed its non-controlling interest which resulted in an equity transaction accounted for by the Company in accordance with ASC 810. In addition, the Company reconsidered its evaluation of its investment in the entity and determined that the entity no longer met the criteria for being characterized as a VIE and is a wholly-owned subsidiary of the Company. In March 2022, the entity completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment (see Note 8).

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the three months ended March 31, 2022 (dollar amounts in thousands):

Cash (1)	$7,102
Operating real estate (1) (2)	528,768
Lease intangibles (1) (3)	27,461
Other assets (1)	6,130
Total assets	569,461

Mortgages payable on real estate, net (1)	409,756
Other liabilities (1)	3,180
Total liabilities	412,936

Non-controlling interests (4)	10,488
Net assets consolidated	$146,037

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
(2)For joint venture equity investments that are not held for sale, operating real estate is included in real estate, net in the accompanying condensed consolidated balance sheets.
(3)For joint venture equity investments that are not held for sale, lease intangibles are included in other assets in the accompanying condensed consolidated balance sheets.
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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of March 31, 2023 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$11,971	$11,971
Residential loans, at fair value	1,624,703	829,153	—	2,453,856
Real estate, net held in Consolidated VIEs (1)	—	—	543,471	543,471
Assets of disposal group held for sale (2)	—	—	1,140,308	1,140,308
Other assets	96,699	3,122	9,396	109,217
Total assets	$1,721,402	$832,275	$1,705,146	$4,258,823

Collateralized debt obligations ($1,390,991 at amortized cost, net and $638,513 at fair value)	$1,390,991	$638,513	$—	$2,029,504
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	397,316	397,316
Liabilities of disposal group held for sale (2)	—	—	896,983	896,983
Other liabilities	6,624	3,883	6,149	16,656
Total liabilities	$1,397,615	$642,396	$1,300,448	$3,340,459
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$54,352	$54,352
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$31,309	$31,309
Net investment (6)	$323,787	$189,879	$319,037	$832,703

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
(6)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between the carrying value of total assets and total liabilities held by VIEs, less non-controlling interests, if any.

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2022 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

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
(6)The net investment amount is the maximum amount of the Company's investment that is at risk to loss and represents the difference between the carrying value of total assets and total liabilities held by VIEs, less non-controlling interests, if any.

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended March 31,
	2023			2022
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$8,733	$—	$8,733	$9,380	$—	$9,380
Interest expense	6,315	—	6,315	5,978	—	5,978
Total net interest income	2,418	—	2,418	3,402	—	3,402

Unrealized gains (losses), net	2,299	(1,298)	1,001	(15,279)	—	(15,279)
Income from real estate	—	39,075	39,075	—	23,637	23,637
Other losses	—	(10,259)	(10,259)	—	—	—
Total non-interest income (loss)	2,299	27,518	29,817	(15,279)	23,637	8,358

Expenses related to real estate	—	48,062	48,062	—	53,281	53,281

Net income (loss)	4,717	(20,544)	(15,827)	(11,877)	(29,644)	(41,521)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	6,701	6,701	—	14,869	14,869
Net income (loss) attributable to Company	$4,717	$(13,843)	$(9,126)	$(11,877)	$(14,775)	$(26,652)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$63,803	$66,392
Contributions	—	274
Distributions	(3,950)	(677)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(5,501)	(12,628)
Ending balance	$54,352	$53,361

Unconsolidated VIEs

As of March 31, 2023 and December 31, 2022, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2023 and December 31, 2022, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$492	$—	$—	$492
Non-Agency RMBS	—	28,125	—	—	28,125
Preferred equity investments in multi-family properties	95,309	—	166,148	—	261,457
Joint venture equity investments in multi-family properties	—	—	—	10,070	10,070
Maximum exposure	$95,309	$28,617	$166,148	$10,070	$300,144

	December 31, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$856	$—	$—	$856
Non-Agency RMBS	—	29,290	—	—	29,290
Preferred equity investments in multi-family properties	87,534	—	152,246	—	239,780
Joint venture equity investments in multi-family properties	—	—	—	9,010	9,010
Maximum exposure	$87,534	$30,146	$152,246	$9,010	$278,936

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Land	$89,550	$89,550
Building and improvements	629,123	611,102
Furniture, fixture and equipment	14,496	13,540
Real estate	$733,169	$714,192
Accumulated depreciation	(27,263)	(21,224)
Real estate, net (1)	$705,906	$692,968

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

Multi-family Apartment Properties

As of March 31, 2023 and December 31, 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

In March 2022, a wholly-owned subsidiary of the Company completed the sale of its multi-family apartment community for approximately $52.0 million, subject to certain prorations and adjustments typical in such real estate transactions, repaid the related mortgage payable in the amount of approximately $37.0 million and redeemed the Company's preferred equity investment (see Note 7). The sale generated a net gain of approximately $0.4 million and a loss on extinguishment of debt of approximately $0.6 million, both of which are included in other income on the accompanying condensed consolidated statements of operations.

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Single-family Rental Properties

As of March 31, 2023 and December 31, 2022, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles included in other assets were fully amortized as of March 31, 2023 and December 31, 2022.

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

Depreciation and Amortization Expense

Depreciation and amortization expenses related to operating real estate are included in expenses related to real estate on the accompanying condensed consolidated statements of operations. The following table presents depreciation and amortization expenses for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Depreciation expense on operating real estate	$6,039	$10,111
Amortization of lease intangibles related to operating real estate	—	25,475
Total depreciation and amortization (1)	$6,039	$35,586

(1)Amounts for the three months ended March 31, 2022 include depreciation and amortization of multi-family properties that have been reclassified to assets held in the disposal group held for sale.

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

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents (1)	$12,236	$13,944
Equity investments	10,070	9,010
Real estate, net (1)	1,082,722	1,079,942
Other assets (1)	45,351	48,888
Total assets of disposal group held for sale	$1,150,379	$1,151,784

Mortgages payable on real estate	$878,060	$865,414
Other liabilities	18,923	18,398
Total liabilities of disposal group held for sale (1)	$896,983	$883,812

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $23.0 million and $23.9 million as of March 31, 2023 and December 31, 2022, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. As of March 31, 2023, the fair value, net of selling costs of multi-family properties owned by two of the joint venture equity investments was less than the properties' net carrying values. Accordingly, the Company recognized a $11.1 million impairment in the three months ended March 31, 2023. As of March 31, 2023, the fair value, net of selling costs of the multi-family property owned by one of the joint venture equity investments that had previously been impaired was more than the property's net carrying value. Accordingly, the Company recognized a $0.8 million recovery of value in the three months ended March 31, 2023. See Note 16 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Pretax loss of disposal group held for sale	$(16,368)	$(16,649)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	1,214	1,786
Pretax loss of disposal group attributable to Company's common stockholders	$(15,154)	$(14,863)

10. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also pursue forward-settling purchases or sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company elected not to apply hedge accounting for its derivative instruments.
Derivatives Not Designated as Hedging Instruments
The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. See Notes 12 and 14 for information regarding these interest rate cap contracts.
The Company uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate the Company pays or receives under its swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements.
The Company has credit default swap index options that allow the Company to enter into a fixed rate payer position in the underlying credit default swap index at the agreed strike level, as well as equity index put options that gives the Company the right to sell the underlying index at a specified strike price.
The Company did not have any interest rate swap or option transactions in 2022.
The following table summarizes the Company's derivative instruments as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate caps (1)	Other assets	$2,002	$2,473
Options	Other assets	1,120	—
Total derivative assets		$3,122	$2,473

Interest rate swaps	Other liabilities	$—	$—
Total derivative liabilities		$—	$—
(1)See Notes 12 and 14 for information regarding interest rate cap contracts.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps are cleared through a central clearing house, CME Group Inc. ("CME Clearing") which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. The following table presents a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,002	$—	$—	$2,002
Options	1,120	—	—	1,120
Interest rate swaps	412	(412)	—	—
Total derivative assets	$3,534	$(412)	$—	$3,122

Derivative liabilities
Interest rate swaps	$(2,899)	$412	$2,487	$—
Total derivative liabilities	$(2,899)	$412	$2,487	$—

	December 31, 2022
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,473	$—	$—	$2,473
Total derivative assets	$2,473	$—	$—	$2,473

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps determined by CME Clearing, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. As of March 31, 2023, an initial margin account balance of approximately $5.3 million and excess margin in the amount of approximately $2.6 million are included in other assets on the accompanying condensed consolidated balance sheets.

The table below summarizes the activity of derivative instruments not designated as hedging instruments for the three months ended March 31, 2022 (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2023
Type of Derivative Instrument	December 31, 2022	Additions	Terminations	March 31, 2023
Options	$—	$500,053	$—	$500,053
Interest rate swaps	—	341,300	—	341,300

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the three months ended March 31, 2023 (dollar amounts in thousands):

	For the Three Months Ended March 31, 2023
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Options	$—	$(420)
Interest rate swaps	—	(2,487)
Total	$—	$(2,907)

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of March 31, 2023 (dollar amounts in thousands):

	March 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$255,700	4.31%	4.71%
2028	28,900	3.87%	4.66%
2033	32,700	3.60%	4.65%
Total	$317,300	4.20%	4.70%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of March 31, 2023 (dollar amounts in thousands):

	March 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$8,000	3.36%	4.83%
2033	16,000	3.21%	4.83%
Total	$24,000	3.26%	4.83%

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events including a decline in Company's stockholders’ equity (as defined in the respective agreements) in excess of specified thresholds or dollar amounts over set periods of time, the Company’s failure to maintain its REIT status, the Company’s failure to comply with limits on the amount of leverage and the Company’s stock being delisted from Nasdaq.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the Company's condensed consolidated statements of cash flows. Realized gains or losses, if any, and unrealized gains or losses, if any, on the Company's derivative instruments are included in the realized (gains) losses, net and unrealized (gains) losses, net line items within the operating activities section of the condensed consolidated statements of cash flows. Additionally, any changes in excess margin amounts due from or due to counterparties in connection with the Company's interest rate swaps are included in the changes in operating assets and liabilities line item of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net payments received from (made on) derivative instruments line item within the investing activities section of the condensed consolidated statements of cash flows.

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Restricted cash (1)	$115,249	$136,220
Accrued interest receivable	31,578	34,067
Collections receivable from residential loan servicers	16,150	15,374
Recoverable advances on residential loans	15,611	13,979
Other receivables	13,326	11,357
Other assets in consolidated multi-family properties	8,631	13,681
Operating lease right-of-use assets	7,524	7,831
Real estate owned	3,743	18,588
Derivative assets (2)	3,122	2,473
Deferred tax assets	2,448	2,671
Other	4,945	3,115
Total	$222,327	$259,356

(1)Restricted cash represents cash held by third parties, including cash held by the Company's securitization trusts and consolidated multi-family properties.
(2)Includes derivative asset held in a consolidated multi-family property.

Other Liabilities

The following table presents the components of the Company's other liabilities as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Dividends and dividend equivalents payable	$49,129	$49,996
Accrued interest payable	12,109	10,629
Operating lease liabilities	8,070	8,383
Accrued expenses	6,960	15,576
Accrued expenses and other liabilities in consolidated multi-family properties	6,149	10,511
Deferred revenue	5,953	7,131
Advanced remittances from residential loan servicers	1,116	9,098
Unfunded commitments for residential loans	554	2,950
Deferred tax liabilities	—	394
Other	2,651	1,323
Total	$92,691	$115,991

12. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	March 31, 2023	December 31, 2022
Residential loans	$561,124	$686,946
Investment securities	226,778	50,077
Total carrying value	$787,902	$737,023

As of March 31, 2023, the Company's only repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.88%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of March 31, 2023, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of March 31, 2023, the Company had $215.8 million included in cash and cash equivalents and $127.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at March 31, 2023 (dollar amounts in thousands):

Unencumbered Securities	March 31, 2023
Agency RMBS	$6,914
Non-Agency RMBS (1) (2)	89,425
CMBS	30,667
ABS	492
Total	$127,498

(1)Includes IOs in Consolidated SLST with a fair value of $19.1 million as of March 31, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $6.1 million as of March 31, 2023. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $225.3 million at March 31, 2023.

Residential Loans

The Company has repurchase agreements with four financial institutions to fund the purchase of residential loans. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated residential loans pledged as collateral at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2023	$1,975,000	$562,371	$(1,247)	$561,124	$695,701	7.34%	17.21
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $317.3 million, a weighted average rate of 7.45%, and weighted average months to maturity of 23.05 months as of March 31, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022.
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

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with one of the counterparties with an aggregate outstanding balance of $245.0 million as of March 31, 2023 are subject to margin calls to the extent the market value of the residential loans falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company, as required by a repurchase agreement with one counterparty, has entered into an interest rate cap contract that limits the indexed portion of the interest rate on the related repurchase agreement to a strike price of Term SOFR of 4.10% on the $111.0 million notional amount with an expiration date of November 17, 2024. The fair value of the interest rate cap contract of $1.2 million and $1.5 million is included in other assets in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. The Company recognized unrealized losses of $0.2 million for the three months ended March 31, 2023 which is included in non-interest (loss) income in the condensed consolidated statements of operations.

As of March 31, 2023, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of March 31, 2023 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of March 31, 2023 and December 31, 2022, the Company had amounts outstanding under repurchase agreements with three counterparties.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023			December 31, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$94,306	$100,286	$99,278	$—	$—	$—
Non-Agency RMBS (1) (2)	132,472	268,590	309,778	50,077	170,551	210,733
Balance at end of the period	$226,778	$368,876	$409,056	$50,077	$170,551	$210,733

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $169.4 million as of March 31, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes securities repurchased from our residential loan securitizations with a fair value of $99.2 million as of March 31, 2023. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of March 31, 2023 and December 31, 2022, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 76.6% and 30.0%, respectively, that implies an average "haircut" of 23.4% and 70.0%, respectively. As of March 31, 2023, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS and non-Agency RMBS was approximately 5.0% and 36.5%, respectively.

As of March 31, 2023 and December 31, 2022, the average days to maturity for repurchase agreements secured by investment securities were 55 days and 9 days, respectively, and the weighted average interest rates were 5.74% and 5.28%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2023 and December 31, 2022 amounted to $1.3 million and $0.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Contractual Maturity	March 31, 2023	December 31, 2022
Within 30 days	$49,950	$50,077
Over 30 day to 90 days	176,828	—
Over 90 days	—	—
Total	$226,778	$50,077

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$688,916	$638,513	2.75%	2059
Residential loan securitizations	1,416,155	1,390,991	3.58%	2026 - 2062
Total collateralized debt obligations	$2,105,071	$2,029,504

	December 31, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$699,408	$634,495	2.75%	2059
Residential loan securitizations	1,498,198	1,468,222	3.54%	2026 - 2062
Total collateralized debt obligations	$2,197,606	$2,102,717

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 16).

The Company's CDOs as of March 31, 2023 had stated maturities as follows:

Year ending December 31,	Total
2023	$—
2024	—
2025	—
2026	113,000
2027	225,000
Thereafter	1,767,071
Total	$2,105,071

14. Debt

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

As of March 31, 2023, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $2.4 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

The Company had the right to redeem the Senior Unsecured Notes, in whole or in part, at any time prior to April 30, 2023 at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes to be redeemed, plus the applicable "make-whole" premium, plus accrued but unpaid interest, if any, to, but excluding, the redemption date. The "make-whole" premium is equal to the present value of all interest that would have accrued between the redemption date and up to, but excluding, April 30, 2023, plus an amount equal to the principal amount of such Senior Unsecured Notes multiplied by 2.875%. The Company did not exercise its redemption right prior to April 30, 2023. On and after April 30, 2023, the Company has the right to redeem the Senior Unsecured Notes, in whole or in part, at 100% of the principal amount of the Senior Unsecured Notes to be redeemed, plus accrued but unpaid interest, if any, to, but excluding, the redemption date, plus an amount equal to the principal amount of such Senior Unsecured Notes multiplied by a date-dependent multiple as detailed in the following table:

Redemption Period	Multiple
April 30, 2023 - April 29, 2024	2.875%
April 30, 2024 - April 29, 2025	1.4375%
April 30, 2025 - April 29, 2026	—

No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that are structurally subordinated in right of payment to the Company's subordinated debentures.

As of March 31, 2023, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of March 31, 2023 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 5, 2023, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Convertible Notes

The Company redeemed its $138.0 million aggregate principal amount of 6.25% Senior Convertible Notes (the "Convertible Notes") at maturity on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

The following table presents interest expense from the Convertible Notes for the three months ended March 31, 2022 (dollar amounts in thousands):

For the Three Months Ended March 31, 2022
Contractual interest expense	$335
Amortization of underwriter's discount and deferred charges	103
Total	$438

Mortgages Payable on Real Estate

As of March 31, 2023 and December 31, 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

In March 2022, a wholly-owned subsidiary of the Company completed the sale of its multi-family apartment community and redeemed the Company's preferred equity investment (see Note 7). In conjunction with the sale, the entity repaid the related mortgage payable in the amount of approximately $37.0 million and recorded a loss on extinguishment of debt of approximately $0.6 million, which is included in other income on the accompanying condensed consolidated statements of operations.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
March 31, 2023	$401,362	$400,112	$(2,796)	$397,316	2025 - 2032	4.29%
December 31, 2022	398,703	397,453	(2,746)	394,707	2025 - 2032	4.21%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the joint venture entity, as required by the loan agreement, entered into an interest rate cap contract with a counterparty that limits the indexed portion of the interest rate to a strike price of Term SOFR of 2.0% on the $29.0 million notional amount with an expiration date of April 1, 2024. The fair value of the interest rate cap contract of $0.8 million and $1.0 million is included in other assets in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. The consolidated multi-family apartment communities recognized an unrealized loss on interest rate contracts of $0.1 million for the three months ended March 31, 2023, which is included in non-interest income (loss) in the condensed consolidated statements of operations.

Debt Maturities

As of March 31, 2023, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2023	$—
2024	—
2025	27,750
2026	127,209
2027	—
2028	—
Thereafter	390,153
$545,112

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2023, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Investment Commitment

On December 7, 2021, the Company entered into an agreement with certain members of its existing joint ventures to fund joint venture equity investments in multi-family properties totaling $40.0 million, to the extent investment opportunities meet defined investment standards. The commitment expires on December 7, 2023 and the Company has not funded any joint venture equity investments per the agreement as of May 5, 2023.

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

c.Preferred Equity and Mezzanine Loan Investments – Fair value for preferred equity and mezzanine loan investments is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying estimated cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since origination or time of initial investment. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

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

e.Equity Investments – Fair value for equity investments is determined (i) by the valuation process for preferred equity and mezzanine loan investments as described in c. above or (ii) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

f.Derivative Instruments – The fair values of the Company's interest rate cap agreements are measured using models developed by either third-party pricing providers or the respective counterparty that use the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the interest rate caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

The Company's interest rate swaps are classified as Level 2 fair values and are measured using valuations reported by CME Clearing. The derivatives are presented net of variation margin payments pledged or received.

The Company's options are classified as Level 2 fair values and are measured using prices obtained from the counterparty.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$921,000	$921,000	$—	$—	$1,081,384	$1,081,384
Consolidated SLST	—	—	829,153	829,153	—	—	827,582	827,582
Residential loans held in securitization trusts	—	—	1,624,703	1,624,703	—	—	1,616,114	1,616,114
Multi-family loans	—	—	95,309	95,309	—	—	87,534	87,534
Investment securities available for sale:
Agency RMBS	—	107,200	—	107,200	—	—	—	—
Non-Agency RMBS	—	64,211	—	64,211	—	68,570	—	68,570
CMBS	—	30,668	—	30,668	—	30,133	—	30,133
ABS	—	492	—	492	—	856	—	856
Equity investments (1)	—	—	191,148	191,148	—	—	179,746	179,746
Derivative assets:
Interest rate caps (1) (2)	—	2,002	—	2,002	—	2,473	—	2,473
Options (2)	—	1,120	—	1,120	—	—	—	—
Assets of disposal group held for sale (3)	—	22,800	10,070	32,870	—	29,418	9,010	38,428
Total	$—	$228,493	$3,671,383	$3,899,876	$—	$131,450	$3,801,370	$3,932,820
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$638,513	$638,513	$—	$—	$634,495	$634,495
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$—	$638,513	$638,513	$—	$—	$634,495	$634,495

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets in the condensed consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $22.8 million and $29.4 million as of March 31, 2023 and December 31, 2022, respectively, and equity investments classified as Level 3 instruments in the amount of $10.1 million and $9.0 million as of March 31, 2023 and December 31, 2022, respectively.
(4)All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $2.9 million and derivative assets of $0.4 million netted against a variation margin of $2.5 million at March 31, 2023.

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total (losses)/gains (realized/unrealized)
Included in earnings	(599)	15,121	33,041	2,889	3,451	1,060	54,963
Transfers out (1)	(93)	—	(233)	—	—	—	(326)
Transfer to securitization trust, net (2)	(86,110)	—	86,110	—	—	—	—
Funding/Contributions	—	—	—	6,420	15,528	—	21,948
Paydowns/Distributions	(141,355)	(13,550)	(130,911)	(1,534)	(7,577)	—	(294,927)
Sales	(166)	—	—	—	—		(166)
Purchases	67,939	—	20,582	—	—	—	88,521
Balance at the end of period	$921,000	$829,153	$1,624,703	$95,309	$191,148	$10,070	$3,671,383

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended March 31, 2023, the Company transferred certain business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$634,495	$839,419
Total gains (realized/unrealized)
Included in earnings	14,511	(51,438)
Paydowns	(10,493)	(33,717)
Balance at the end of period	$638,513	$754,264

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

March 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,392,768	Discounted cash flow	Lifetime CPR	4.6%	—	-	34.9%
			Lifetime CDR	0.7%	—	-	26.9%
			Loss severity	7.9%	—	-	96.6%
			Yield	7.9%	5.3%	-	92.0%

	$152,935	Liquidation model	Annual home price appreciation/(depreciation)	0.1%	(1.0)%	-	5.2%
			Liquidation timeline (months)	20	9	-	50
			Property value	$1,931,405	$15,300	-	$13,800,000
			Yield	7.6%	7.5%	-	29.3%

Consolidated SLST (3)	$829,153		Liability price	N/A

Total	$3,374,856

Multi-family loans (1)	$95,309	Discounted cash flow	Discount rate	12.4%	11.0%	-	20.5%
			Months to assumed redemption	35	6	-	52
			Loss severity	—

Equity investments (1) (2)	$166,148	Discounted cash flow	Discount rate	13.5%	13.0%	-	15.5%
			Months to assumed redemption	20	1	-	59
			Loss severity	—

Equity investments in disposal group held for sale (2)	$10,070	Discounted cash flow	Discount rate	16.0%	16.0%	-	16.0%
			Months to assumed redemption	18	18	-	18
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$638,513	Discounted cash flow	Yield	5.0%	4.3%	-	10.0%
			Collateral prepayment rate	5.8%	2.6%	-	6.7%
			Collateral default rate	1.5%	—	-	11.5%
			Loss severity	22.0%	2.3%	-	27.2%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At March 31, 2023, the fair value of investment securities we own in Consolidated SLST amounts to $188.5 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2023 and 2022, respectively, for our Level 3 assets and liabilities held as of March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Assets
Residential loans:
Residential loans (1)	$(3,320)	$(25,440)
Consolidated SLST (1)	15,807	(66,645)
Residential loans held in securitization trusts (1)	30,077	(32,566)
Multi-family loans (1)	453	291
Equity investments (2)	(2,577)	1,115
Equity investments in disposal group held for sale (2)	1,060	—
Liabilities
Consolidated SLST CDOs (1)	(13,508)	51,366

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$227,753	$227,753	$244,718	$244,718
Residential loans	Level 3	3,374,856	3,374,856	3,525,080	3,525,080
Multi-family loans	Level 3	95,309	95,309	87,534	87,534
Investment securities available for sale	Level 2	202,571	202,571	99,559	99,559
Equity investments	Level 3	191,148	191,148	179,746	179,746
Equity investments in disposal group held for sale	Level 3	10,070	10,070	9,010	9,010
Derivative assets	Level 2	3,122	3,122	2,473	2,473
Derivative assets in disposal group held for sale	Level 2	22,800	22,800	29,418	29,418
Financial Liabilities:
Repurchase agreements	Level 2	787,902	787,902	737,023	737,023
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,390,991	1,321,342	1,468,222	1,383,715
Consolidated SLST	Level 3	638,513	638,513	634,495	634,495
Subordinated debentures	Level 3	45,000	33,500	45,000	32,721
Senior unsecured notes	Level 2	97,561	91,732	97,384	91,104
Mortgages payable on real estate	Level 3	397,316	374,605	394,707	377,327
Mortgages payable on real estate in disposal group held for sale	Level 3	878,060	877,360	865,414	864,758

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

e.Senior unsecured notes – The fair value is based on quoted prices provided by dealers who make markets in similar financial instruments.

f.Mortgages payable on real estate – The fair value of consolidated variable-rate mortgages payable approximates the carrying value of such liabilities. The fair value of consolidated fixed-rate mortgages payable is estimated based upon discounted cash flows at current borrowing rates.

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,265,817 and 22,284,994 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of Preferred Stock from time to time in open market transactions, including through block purchases or privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased 19,177 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.3 million, including fees and commissions paid to the broker, representing an average repurchase price of $16.64 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.1 million during the three months ended March 31, 2023. As of March 31, 2023, $99.7 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

March 31, 2023

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	2,980,823	71,756	74,520	7.000%	January 15, 2027
Total	31,500,000	22,265,817	$537,889	$556,645

December 31, 2022

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	3,000,000	72,218	75,000	7.000%	January 15, 2027
Total	31,500,000	22,284,994	$538,351	$557,125

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2022 through March 31, 2023:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
March 9, 2023	April 1, 2023	April 15, 2023	$0.50	$0.4921875	$0.4296875	$0.43750
December 12, 2022	January 1, 2023	January 15, 2023	0.50	0.4921875	0.4296875	0.43750
September 16, 2022	October 1, 2022	October 15, 2022	0.50	0.4921875	0.4296875	0.43750
June 17, 2022	July 1, 2022	July 15, 2022	0.50	0.4921875	0.4296875	0.43750
March 14, 2022	April 1, 2022	April 15, 2022	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 91,180,096 and 91,193,688 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

On February 22, 2023, the Company announced that the Board of Directors approved the Reverse Stock Split. The Reverse Stock Split was effected as of 12:01 a.m., New York City time, on March 9, 2023 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock, with a proportionate reduction in the Company’s authorized shares of common stock, outstanding equity awards and number of shares remaining available for issuance under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan"). In connection with the reverse stock split, the number of authorized shares of the Company’s common stock was also reduced on a one-for-four basis, from 800,000,000 to 200,000,000. The par value of each share of common stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder holding fractional shares as a result of the Reverse Stock Split was entitled to receive, in lieu of such fractional shares, cash in an amount based on the closing price of the Company's common stock on the Nasdaq Global Select Market on March 8, 2023. The Reverse Stock Split applied to all of the Company’s outstanding shares of common stock and therefore did not affect any stockholder’s ownership percentage of shares of the Company’s common stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. All common share and per common share data included in these condensed consolidated financial statements and notes thereto have been adjusted on a retroactive basis to reflect the impact of the Reverse Stock Split.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. During the three months ended March 31, 2023, the Company repurchased 377,508 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $3.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.56 per common share. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2022. As of March 31, 2023, $199.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2022 through March 31, 2023:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	$0.40
Fourth Quarter 2022	December 12, 2022	December 27, 2022	January 26, 2023	0.40
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	0.40
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.40
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.40

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the three months ended March 31, 2022, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three months ended March 31, 2023, certain of the PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the three months ended March 31, 2023, the RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three months ended March 31, 2022, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$20,863	$(73,850)
Less: Preferred Stock dividends	(10,484)	(10,493)
Plus: Gain on repurchase of preferred stock	142	—
Net income (loss) attributable to Company's common stockholders	$10,521	$(84,343)
Basic weighted average common shares outstanding	91,314	95,199
Basic Earnings (Loss) per Common Share	$0.12	$(0.89)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$20,863	$(73,850)
Less: Preferred Stock dividends	(10,484)	(10,493)
Plus: Gain on repurchase of preferred stock	142	—
Net income (loss) attributable to Company's common stockholders	$10,521	$(84,343)
Weighted average common shares outstanding	91,314	95,199
Net effect of assumed PSUs vested	358	—
Net effect of assumed RSUs vested	—	—
Diluted weighted average common shares outstanding	91,672	95,199
Diluted Earnings (Loss) per Common Share	$0.11	$(0.89)

19. Stock Based Compensation

Pursuant to the 2017 Plan, as approved by the Company's stockholders, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company's common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 10,792,500.

Of the common stock authorized at March 31, 2023, 7,203,330 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 229,754 shares under the 2017 Plan as of March 31, 2023. The Company’s employees have been issued 1,220,850 shares of restricted stock under the 2017 Plan as of March 31, 2023. At March 31, 2023, there were 550,536 shares of non-vested restricted stock outstanding, 1,159,901 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 119,064 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2022, 7,199,024 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 229,754 shares under the 2017 Plan as of December 31, 2022. The Company’s employees had been issued 952,350 shares of restricted stock under the 2017 Plan as of December 31, 2022. At December 31, 2022, there were 526,074 shares of non-vested restricted stock outstanding, 1,558,343 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 263,708 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a) Restricted Common Stock Awards

During the three months ended March 31, 2023 and 2022, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.0 million and $1.1 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the three months ended March 31, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	526,074	$16.34	477,276	$20.20
Granted	275,248	12.36	304,417	14.36
Vested	(244,015)	18.18	(221,239)	21.97
Forfeited	(6,771)	13.04	(5,370)	16.75
Non-vested shares as of March 31	550,536	$13.57	555,084	$16.31
Restricted stock granted during the period	275,248	$12.36	304,417	$14.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2023 and 2022, the Company had unrecognized compensation expense of $6.8 million and $8.2 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at March 31, 2023 is expected to be recognized over a weighted average period of 2.2 years. The total fair value of restricted shares vested during the three months ended March 31, 2023 and 2022 was approximately $3.0 million and $3.2 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years. For PSUs granted, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three year period and correlation between each company's stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

The PSUs include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	786,577	$23.06	844,185	$21.70
Granted	—	—	211,133	19.47
Vested	(201,978)	28.18	(268,729)	16.00
Non-vested target PSUs as of March 31	584,599	$21.29	786,589	$23.05

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,583 shares of common stock during the three months ended March 31, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 183,374 shares of common stock during the three months ended March 31, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 268,729. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2023 and 2022, there was $4.6 million and $10.3 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2023 is expected to be recognized over a weighted average period of 1.3 years. Compensation expense related to the PSUs was $1.1 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

(c) Restricted Stock Units

Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	263,708	$16.11	254,052	$17.45
Granted	—	—	105,566	14.88
Vested	(131,094)	17.40	(95,910)	18.32
Forfeited	(13,550)	14.76	—	—
Non-vested RSUs as of March 31	119,064	$14.83	263,708	$16.10

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the three months ended March 31, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the three months ended March 31, 2022, 95,910 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2023 and 2022, there was $1.5 million and $3.8 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2023 is expected to be recognized over a weighted average period of 1.4 years. Compensation expense related to the RSUs was $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

20. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit)/provision for the three months ended March 31, 2023 and 2022, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Current income tax expense	$187	$65
Deferred income tax benefit	(171)	(87)
Total income tax provision/(benefit)	$16	$(22)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of March 31, 2023 and December 31, 2022, respectively, are as follows (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$4,455	$3,513
Capital loss carryover	16,117	16,045
GAAP/Tax basis differences	6,596	1,869
Total deferred tax assets (1)	27,168	21,427
Deferred tax liabilities
GAAP/Tax basis differences	—	394
Total deferred tax liabilities (2)	—	394
Valuation allowance (1)	(24,720)	(18,756)
Total net deferred tax asset	$2,448	$2,277

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2023, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $13.1 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of March 31, 2023, the Company, through its wholly-owned TRSs, had also incurred approximately $47.3 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2028 if they are not offset by future capital gains.

At March 31, 2023, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $6.0 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest income
Residential loans
Residential loans	$16,954	$24,834
Consolidated SLST	8,733	9,380
Residential loans held in securitization trusts	24,721	16,633
Total residential loans	50,408	50,847
Multi-family loans	2,436	2,951
Investment securities available for sale	3,169	4,675
Other	1,123	28
Total interest income	57,136	58,501
Interest expense		.
Repurchase agreements	13,068	5,531
Collateralized debt obligations
Consolidated SLST	6,315	5,978
Residential loan securitizations	17,376	7,456
Total collateralized debt obligations	23,691	13,434
Convertible notes	—	438
Senior unsecured notes	1,614	1,603
Subordinated debentures	962	459
Total interest expense	39,335	21,465
Net interest income	$17,801	$37,036

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
•inflation and changes in interest rates and the fair market value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;
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
•changes in laws, regulations or policies affecting our business;
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

•“CDO” refers to collateralized debt obligation and includes debt that permanently finances the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts that we consolidate, or consolidated, in our financial statements in accordance with GAAP;

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

Reverse Stock Split

On February 22, 2023, we announced that our Board had unanimously approved a reverse stock split of our common stock at a ratio of one-for-four (the “Reverse Stock Split”). The Reverse Stock Split was effected as of 12:01 a.m., New York City time, on March 9, 2023 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of our common stock remained unchanged at $0.01 per share after the Reverse Stock Split. All references made to common share or per common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Executive Summary

Since the significant market disruption that occurred in March 2020, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels while reducing our exposure to investment securities. Building scale in the portfolio and momentum in investment activity has proven challenging in the months since the March 2020 market disruption, with initial challenges driven in large part by robust market demand for credit assets as well as elevated prepayment and redemption activity. Market opportunities in our areas of investment focus became more abundant from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the markets experienced extreme interest rate volatility and credit spread widening due to the Federal Reserve's actions to increase the federal funds target rate by a combined 475 bps during 2022 and first quarter of 2023 in an effort to curtail inflation. We chose to significantly curtail our investment activity and pipeline late in the second quarter of 2022. In light of current market conditions, which include increased volatility in the broader financial markets and the increasing risk of the U.S. economy entering into a recession in the coming months, we have been selective in pursuing investments across the residential housing sector, choosing instead to focus on further enhancing our liquidity, strengthening our balance sheet, protecting our book value and enhancing our asset management platform.

In September 2022, we announced that our Board of Directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose of our joint venture equity interests in multi-family properties over time and, following disposition, reallocate the capital associated with such assets to our targeted assets. We are currently under a purchase and sale agreement on two of our multi-family joint venture properties and we are also considering various other opportunities to monetize our interests within our portfolio of multi-family joint venture equity investments. We believe that through a well-navigated disposition process, we can rotate this portfolio over time to more attractive investments. We expect to continue to invest in multi-family Mezzanine Lending going forward, which remains one of our targeted assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential credit assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

We expect to continue to place a greater emphasis on procuring longer-termed and non-mark-to-market financing arrangements that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. We still expect to utilize some level of repurchase agreement financing as we do currently, but expect repurchase agreement financing, particularly short-term agreements, to represent a smaller percentage of our financing relative to historic levels. While longer-termed and non-mark-to-market financings may incur a greater expense relative to repurchase agreement financings that expose us to mark-to-market risks, we believe that, over time, this weighting towards longer-termed financings may better allow us to manage our liquidity risk and reduce exposures to market events like those caused by the COVID-19 pandemic during March 2020.

In light of our patient approach in this current environment, we intend to continue to pursue selective investments across the residential housing sector with a focus on acquiring assets with shorter duration, significant discount to par pricing and less price sensitivity to credit deterioration. We will also consider the opportunistic disposition of assets from our portfolio, including our joint venture equity investments, and focus on generating higher portfolio turnover while we prudently manage our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our adjusted book value per common share during the expected continued volatile periods in the near future and will better position us to deploy capital and seize on superior market opportunities in the market cycles ahead. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Portfolio Update

In the three months ended March 31, 2023, we continued to selectively pursue new single-family residential loans, multi-family investments and investment securities. Our investment activity was offset by prepayments, redemptions and distributions. The following table presents the activity for our investment portfolio for the three months ended March 31, 2023 (dollar amounts in thousands):

	December 31, 2022	Acquisitions (1)	Repayments (2)	Sales	Fair Value Changes and Other (3)	March 31, 2023
Residential loans	$2,697,498	$88,521	$(272,266)	$(166)	$32,116	$2,545,703
Preferred equity investments, mezzanine loans and equity investments	267,280	21,948	(4,902)	—	2,131	286,457
Investment securities
Agency RMBS	—	106,146	(30)	—	1,084	107,200
CMBS	30,133	—	(8)	—	543	30,668
Non-Agency RMBS	68,570	—	(3,751)	—	(608)	64,211
ABS	856	—	—	—	(364)	492
Total investment securities available for sale	99,559	106,146	(3,789)	—	655	202,571
Consolidated SLST (4)	191,533	—	(3,625)	—	610	188,518
Total investment securities	291,092	106,146	(7,414)	—	1,265	391,089
Equity investments in consolidated multi-family properties (5)	144,735	—	(4,403)	—	2,599	142,931
Equity investments in disposal group held for sale (6)	244,039	2,200	(450)	—	(15,375)	230,414
Single-family rental properties	149,230	425	—	—	12,780	162,435
Total investment portfolio	$3,793,874	$219,240	$(289,435)	$(166)	$35,516	$3,759,029

(1)Includes draws funded for business purpose bridge loans and existing joint venture equity investments and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, net loss from real estate attributable to the Company and the transfer of real estate owned to our single-family rental portfolio.
(4)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, respectively, follows (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Residential loans, at fair value	$829,153	$827,582
Deferred interest (a)	(2,122)	(1,554)
Less: Collateralized debt obligations, at fair value	(638,513)	(634,495)
Consolidated SLST investment securities owned by NYMT	$188,518	$191,533

(a)Included in other liabilities on our condensed consolidated balance sheets.

(5)See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

(6)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

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

Financial and mortgage-related asset market conditions were generally steady but varied by duration and asset class during the first quarter of 2023. U.S. stocks edged upward, building on the growth seen in the fourth quarter of 2022. The Dow Jones Industrial Average finished the first quarter of 2023 up 0.4%, and the Nasdaq Composite Index realized surging growth of 16.8% in the first quarter of 2023. However, rising interest rates, concerns over tightening monetary policy, questions about the health of the banking system, inflation and geopolitical instability weighed on U.S. economic activity in the first quarter and dampened some economic outlooks. We anticipate that due to uncertainty related to the outlook for inflation, interest rates, monetary policy, ongoing recession concerns, the health of the banking system and U.S. debt limit negotiations, markets, and the pricing for many of our assets, will continue to experience volatility in the remainder 2023.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in the first quarter of 2023 with real gross domestic product (“GDP”) increasing at a 1.1% (advanced estimate) annualized rate, as compared to the annualized 2.6% GDP growth in the fourth quarter of 2022 and annualized 1.6% GDP contraction in the first quarter of 2022. The first quarter 2023 GDP increase marks three straight quarters of GDP growth. As inflationary pressures appear to slightly ebb and markets attempt to anticipate how the Federal Reserve may respond to slower growth in inflation, the uncertainty created by these macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments. However, according to the minutes of the Federal Reserve’s March 2023 meeting, Federal Reserve policymakers expect GDP to grow modestly in 2023, although at a slower rate of growth than was seen in the last three quarters.

The U.S. labor market remained tight and fluctuated little throughout the first quarter of 2023. According to the U.S. Department of Labor, the U.S. unemployment rate was 3.5% at the end of March 2023, finishing flat to the unemployment rate of 3.5% as of the end of December 2022. The number of unemployed persons decreased by 0.1 million year-over-year to 5.8 million as of March 2023. There continues to be a wide disparity between the number of available job openings, 9.9 million as of the end of February 2023, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of March 2023, average hourly earnings for all employees on non-farm payrolls rose 4.2% year-over-year.

The interest rate environment remains turbulent year to date in 2023 as the Federal Reserve continued to raise the target rate for the federal funds rate. Following the Federal Reserve’s combined 4.25% increases to the federal funds rate in 2022, the Federal Reserve raised rates by an additional 25 basis points in each of February and March 2023. The target range for the federal funds rate was 4.75% to 5.00% as of April 30, 2023. The Federal Reserve has raised interest rates in an effort to rein in inflation as the Consumer Price Index (“CPI”) maintained multi-decade highs above 6% throughout 2022 and into February of 2023. However, a trend of decelerating inflation has become more clear with the CPI rising a more modest 5.0% in March 2023 and marking the ninth consecutive month-over-month decline in the CPI. With the Federal Reserve’s objective of reducing inflation underway, as demonstrated by recent CPI declines, and diverging opinions among Federal Reserve officials of the appropriateness of additional increases to the federal funds rate, some market commentators have begun to suggest that further increases are becoming less likely. Nonetheless, higher interest rates may put pressure on mortgage borrowers, rents and our operating partners.

Fears of an economic recession in the U.S. remain steady. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” A February 2023 survey of economists by the National Association for Business Economics (“NABE”) indicated that 58% of respondents believed that a recession is likely to occur in 2023. The leading concern of the economists surveyed by NABE of what might tip the U.S. economy into a recession was too much monetary tightening. An economic recession may put pressure on the ability of operating partners, tenants and borrowers to meet their obligations, including to us, and would likely adversely impact the value of our assets, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Over the course of the first quarter of 2023, the residential real estate market showed signs of moderation. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for January 2023 showed that, on average, home prices increased 2.5% for the 20-City Composite over January 2022, continuing a string of decelerating price growth that began in July 2022. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in March 2023 were down 2.4% month-over-month and 22.0% year-over-year. NAR also reported that the median existing-home sales price for all housing types in March 2023 was $375,700, down 0.9% from $379,300 in March 2022. This decline in the median existing-home sales price follows a similar decline realized in February 2023 that ended a streak of 131 consecutive months of year-over-year increases, the longest streak on NAR’s records. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 840,667 for the three months ended March 31, 2023, as compared to 1,006,917 for the year ended December 31, 2022. Overall, existing home inventory for sale at the end of February amounted to 2.6 months of supply, up from 1.7 months of supply in February 2022, according to the NAR. As interest rates continue to move higher, we expect this to continue to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 541,000 for the three months ended March 31, 2023, as compared to 530,417 for the year ended December 31, 2022. Nationally, rents continued to grow in the first quarter of 2023, albeit at a slower pace than seen in 2022. Demand for new apartments will likely remain strong in the near term, particularly in the South and Southeastern U.S. where in recent years demand has outpaced supply. But, according to RealPage Analytics (“RealPage”), 1,026,941 apartment units were under construction across the U.S. as of the end of March 2023, the most in five decades. RealPage asserts that roughly half of the under-construction apartment units are scheduled to be completed in 2023. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Additionally, multi-family investments face growing regulatory and political headwinds. In January 2023, the White House Domestic Policy Council and National Economic Council released a white paper entitled the “Blueprint for a Renters Bill of Rights” (the “Blueprint”). The Blueprint discusses potential tenant protections regarding leasing and management of rental properties, tenant organizing, evictions and rent increases, among other potential protections. Although the Blueprint is non-binding, several federal agencies, including Fannie Mae and Freddie Mac, have announced actions that seek to further some of the principles set forth in the Blueprint. Policies, regulations or laws implemented to further the principles discussed in the Blueprint could lead to increased costs and reduced operational flexibility for multi-family and single-family rental properties, which could contribute to reduced cash flows from and/or valuation declines for multi-family and single-family rental properties, and in turn, many of the multi-family investments and single-family rentals that we own.

Credit Spreads. Investment grade credit spreads widened slightly over the course of the first quarter of 2023 while high-yield credit spreads tightened modestly. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. Driven in part by the Federal Reserve’s increases to the federal funds rate and speculation about the Federal Reserve’s strategy with regard to future rate hikes, the Treasury curve inverted in July 2022 and has remained inverted ever since. On March 31, 2023, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 58 basis points, as compared to a negative 53 basis point spread on December 30, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it plans to roll off to $95 billion each month. As of April 12, 2023, the Federal Reserve held about $8.6 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. As discussed above, the Federal Reserve increased the federal funds rate a combined 4.75% since the start of 2022, including 50 basis points of increases in 2023 as of April 30, 2023. As of April 30 2023, the target range for the federal funds rate is 4.75% to 5.00%. With additional increases to the Federal Reserve’s target range possible in 2023, some Federal Reserve officials expect the target range for the federal funds rate to reach a level between 5.50% and 5.75% by the end of 2023, while one official expects the range to reach 5.75% to 6.0%. However, the plotting of the Federal Reserve officials’ expected target range for the federal funds rate as of March 2023 indicates divided thoughts among Federal Reserve officials of how many, if any, further increases to the target range are appropriate.

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

First Quarter 2023 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2023 (dollar amounts in thousands, except per share data):

Three Months Ended March 31, 2023
Net income attributable to Company's common stockholders	$10,521
Net income attributable to Company's common stockholders per share (basic)	$0.12
Undepreciated earnings (1)	$12,641
Undepreciated earnings per common share (1)	$0.14
Comprehensive income attributable to Company's common stockholders	$11,112
Comprehensive income attributable to Company's common stockholders per share (basic)	$0.12
Yield on average interest earning assets (1) (2)	6.24%
Interest income	$57,136
Interest expense	$39,335
Net interest income	$17,801
Net interest spread (1) (3)	0.41%
Book value per common share at the end of the period	$12.95
Adjusted book value per common share at the end of the period (1)	$15.41
Economic return on book value (4)	0.60%
Economic return on adjusted book value (5)	(0.50)%
Dividends per common share	$0.40

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

Key Developments During First Quarter 2023

Investing Activities

•Purchased approximately $88.5 million in residential loans and approximately $106.1 million of Agency RMBS.

•Funded approximately $21.9 million of Mezzanine Lending investments.

•Repurchased $59.9 million par value of our residential loan securitization CDOs for approximately $58.4 million.

•Executed PSAs for the sale of two multi-family properties held by joint venture equity investments representing total net equity investments of $23.7 million.

Financing Activities

•Effected a one-for-four reverse stock split of our issued, outstanding and authorized shares of common stock.

•Announced upsize of common stock repurchase program to $246.0 million and authorized preferred stock repurchase program under which the Company may repurchase up to $100.0 million of the Company’s preferred stock.

•Repurchased 377,508 shares of common stock pursuant to a stock repurchase program for approximately $3.6 million at an average repurchase price of $9.56 per share and 19,177 shares of Series G Preferred Stock at an average repurchase price of $16.64 per preferred share.

Subsequent Events

•Executed letters of intent for the sale of four multi-family properties held by joint venture equity investments representing total net equity investments of $38.4 million.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2023 and December 31, 2022, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands).

At March 31, 2023:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,374,856	$—	$—	$3,374,856
Consolidated SLST CDOs	(638,513)	—	—	(638,513)
Multi-family loans	—	95,309	—	95,309
Investment securities available for sale	171,411	30,668	492	202,571
Equity investments	—	166,148	25,000	191,148
Equity investments in consolidated multi-family properties (1)	—	142,931	—	142,931
Equity investments in disposal group held for sale (2)	—	230,414	—	230,414
Single-family rental properties	162,435	—	—	162,435
Total investment portfolio carrying value	3,070,189	665,470	25,492	3,761,151
Liabilities:
Repurchase agreements	(787,902)	—	—	(787,902)
Residential loan securitization CDOs	(1,390,991)	—	—	(1,390,991)
Senior unsecured notes	—	—	(97,561)	(97,561)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	114,427	—	216,600	331,027
Adjustment of redeemable non-controlling interest to estimated redemption value	—	(44,237)	—	(44,237)
Other	60,147	(472)	(48,656)	11,019
Net Company capital allocated	$1,065,870	$620,761	$50,875	$1,737,506

Company Recourse Leverage Ratio (4)				0.4x
Portfolio Recourse Leverage Ratio (5)				0.3x

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
(3)Excludes cash and restricted cash in the amount of $24.2 million held in the Company's equity investments in consolidated multi-family properties and consolidated equity investments in disposal group held for sale. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $236.5 million, Consolidated SLST CDOs amounting to $638.5 million, residential loan securitization CDOs amounting to $1.4 billion and mortgages payable on real estate amounting to $397.3 million as they are non-recourse debt.

(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2022:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,525,080	$—	$—	$3,525,080
Consolidated SLST CDOs	(634,495)	—	—	(634,495)
Multi-family loans	—	87,534	—	87,534
Investment securities available for sale	68,570	30,133	856	99,559
Equity investments	—	152,246	27,500	179,746
Equity investments in consolidated multi-family properties (1)	—	144,735	—	144,735
Equity investments in disposal group held for sale (2)	—	244,039	—	244,039
Single-family rental properties	149,230	—	—	149,230
Total investment portfolio carrying value	3,108,385	658,687	28,356	3,795,428
Liabilities:
Repurchase agreements	(737,023)	—	—	(737,023)
Residential loan securitization CDOs	(1,468,222)	—	—	(1,468,222)
Senior unsecured notes	—	—	(97,384)	(97,384)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	135,401	—	224,403	359,804
Adjustment of redeemable non-controlling interest to estimated redemption value	—	(44,237)	—	(44,237)
Other	61,063	(2,554)	(54,659)	3,850
Net Company capital allocated	$1,099,604	$611,896	$55,716	$1,767,216

Company Recourse Leverage Ratio (4)				0.3x
Portfolio Recourse Leverage Ratio (5)				0.3x

(1)Represents the Company's equity investments in consolidated multi-family apartment properties that are not in disposal group held for sale. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
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
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $291.2 million, Consolidated SLST CDOs amounting to $634.5 million, residential loan securitization CDOs amounting to $1.5 billion and mortgages payable on real estate amounting to $394.7 million as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

Results of Operations

The following discussion provides information regarding our results of operations for the three months ended March 31, 2023 and 2022, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2023 are greater or less than the results from the respective period in 2022. Unless otherwise specified, references in this section to increases or decreases in 2023 refer to the change in results for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

The following table presents the main components of our net income (loss) for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022	$ Change
Interest income	$57,136	$58,501	$(1,365)
Interest expense	39,335	21,465	17,870
Net interest income	17,801	37,036	(19,235)
Total non-interest income (loss)	66,827	(46,784)	113,611
General and administrative expenses	12,683	14,358	(1,675)
Expenses related to real estate	50,697	55,146	(4,449)
Portfolio operating expenses	7,070	9,489	(2,419)
Income (loss) from operations before income taxes	14,178	(88,741)	102,919
Income tax expense (benefit)	16	(22)	38
Net loss attributable to non-controlling interests	6,701	14,869	(8,168)
Net income (loss) attributable to Company	20,863	(73,850)	94,713
Preferred stock dividends	10,484	10,493	(9)
Gain on repurchase of preferred stock	142	—	142
Net income (loss) attributable to Company's common stockholders	10,521	(84,343)	94,864
Basic earnings (loss) per common share	$0.12	$(0.89)	$1.01
Diluted earnings (loss) per common share	$0.11	$(0.89)	$1.00

Interest Income and Interest Expense

During the three months ended March 31, 2023, interest income decreased primarily due to paydowns of higher-yielding business purpose loans. The increase in interest expense during the three-month period was due to 1) increased borrowings on repurchase agreement and securitization financings and 2) an increase in cost of financing due to an increase in interest rates.

Non-Interest Income (Loss)

Realized Gains, Net

The following table presents the components of realized gains, net recognized for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Residential loans	$1,081	$3,432	$(2,351)
Investment securities and derivatives	—	374	(374)
Total realized gains, net	$1,081	$3,806	$(2,725)

During the three months ended March 31, 2023, the Company recognized $1.1 million of net realized gains related to our residential loan portfolio, primarily as a result of loan prepayments.

During the three months ended March 31, 2022, the Company recognized net realized gains of $3.4 million related to our residential loan portfolio, primarily as a result of loan prepayments. The Company also recognized net realized gains of $0.4 million on the sale of non-Agency RMBS during the three months ended March 31, 2022.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Residential loans	$29,247	$(63,299)	$92,546
Consolidated SLST	2,299	(15,279)	17,578
Preferred equity and mezzanine loan investments	452	(455)	907
Investment securities and derivatives	(3,509)	(4,626)	1,117
Total unrealized gains (losses), net	$28,489	$(83,659)	$112,148

The Company recognized $28.5 million in net unrealized gains for the three months ended March 31, 2023, primarily due to yield tightening that impacted the pricing of our credit assets, particularly our residential loans and first loss subordinated securities we own in Consolidated SLST, partially offset by unrealized losses on our derivative instruments.

The Company recognized $83.7 million in net unrealized losses for the three months ended March 31, 2022, respectively, primarily due to credit spread widening that impacted the pricing of our credit assets, particularly our residential loans, investment in Consolidated SLST, non-Agency RMBS and CMBS.

Income from Equity Investments

The following table presents the components of income from equity investments for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Preferred return on preferred equity investments accounted for as equity	$5,313	$5,662	$(349)
Unrealized gains on preferred equity investments accounted for as equity	638	113	525
Income from unconsolidated joint venture equity investments in multi-family properties	1,060	250	810
(Loss) income from entities that invest in or originate residential properties and loans	(2,500)	28	(2,528)
Total income from equity investments	$4,511	$6,053	$(1,542)

Income from equity investments decreased during the three months ended March 31, 2023, primarily due to unrealized loss recognized on an equity investment in an entity that originates residential loans. This decrease was partially offset by an increase in unrealized gains on preferred equity investments and unconsolidated joint venture equity investments.

Other (Loss) Income

The following table presents the components of other (loss) income for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$—	$1,503	$(1,503)
Gain on sale of real estate held for sale	—	370	(370)
Impairment on real estate, net	(10,275)	—	(10,275)
Miscellaneous	1,275	(446)	1,721
Total other (loss) income	$(9,000)	$1,427	$(10,427)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net decrease in other income in the three months ended March 31, 2023 is primarily due to impairment loss recognized on two multi-family real estate assets in disposal group held for sale partially offset by gain on extinguishment of residential loan securitization CDOs repurchased in the first quarter of 2023. Additionally, there were no redemptions of preferred equity and mezzanine loan investments during the first quarter of 2023.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$9,367	$10,798	$(1,431)
Professional fees	1,251	1,028	223
Other	2,065	2,532	(467)
Total general and administrative expenses	$12,683	$14,358	$(1,675)

The decrease in general and administrative expenses during the three months ended March 31, 2023 is primarily related to a decrease in stock-based compensation expense.

	Three Months Ended March 31,
	2023	2022	$ Change
Portfolio operating expenses	$7,070	$9,489	$(2,419)

The decrease in portfolio operating expenses during the three months ended March 31, 2023 can be attributed primarily to decreased servicing fees due to residential loan portfolio runoff.

Net (Loss) Income from Real Estate

The following table presents the components of net (loss) income from real estate for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Income from real estate	$41,746	$25,589	$16,157
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(22,478)	(7,157)	(15,321)
Depreciation expense on operating real estate	(6,039)	(10,111)	4,072
Amortization of lease intangibles related to operating real estate	—	(25,475)	25,475
Other expenses	(22,180)	(12,403)	(9,777)
Total expenses related to real estate	(50,697)	(55,146)	4,449
Other loss (1)	(11,573)	(233)	(11,340)
Net loss from real estate	(20,524)	(29,790)	9,266
Net loss attributable to non-controlling interest	6,701	14,869	(8,168)
Net loss from real estate attributable to Company	$(13,823)	$(14,921)	$1,098

(1)Includes $10.3 million net impairment of real estate in disposal group held for sale included in other loss and $1.3 million of unrealized losses on derivatives included in unrealized losses, net in the Company's condensed consolidated statements of operations for the three months ended March 31, 2023.

The decrease in net loss from real estate during the three months ended March 31, 2023 was primarily due to the decrease in amortization expense as a result of lease intangibles being fully amortized during the year ended 2022 as well as a reduction in depreciation expense due to the application of held for sale accounting to real estate in disposal group held for sale beginning in September 2022. The decrease was partially offset by 1) an increase in interest expense on mortgages payable as a result of an increase in consolidated joint venture equity investments and an increase in interest rates and 2) impairment loss recognized on two multi-family real estate assets in disposal group held for sale.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$10,521	$(84,343)	$94,864
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Non-Agency RMBS	591	(2,188)	2,779
Total	591	(2,188)	2,779
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	591	(2,188)	2,779
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$11,112	$(86,531)	$97,643

The changes in other comprehensive income (loss) ("OCI") for the 2023 period can be attributed primarily to an increase in the fair value of our investment securities where fair value option was not elected during the three months ended March 31, 2023 as a result of credit spread tightening in the first quarter of 2023.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of March 31, 2023, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three months ended March 31, 2023 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2023
	Amount	Shares	Per Share (1)
Beginning Balance	$1,210,091	91,194	$13.27
Common stock issuance, net (2)	50	364
Common stock repurchase	(3,610)	(378)
Preferred stock repurchase	18	—
Balance after share activity	1,206,549	91,180	13.22
Dividends and dividend equivalents declared	(36,800)		(0.40)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (3)	591		0.01
Net income attributable to Company's common stockholders	10,521		0.12
Ending Balance	$1,180,861	91,180	$12.95

(1)Outstanding shares used to calculate book value per common share for the three months ended March 31, 2023 are 91,180,096.
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

Adjusted Net Interest Income and Net Interest Spread

Financial results for the Company during a given period include the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Adjusted net interest income and net interest spread (both supplemental non-GAAP financial measures) are impacted by factors such as our cost of financing and the interest rate that our investments bear. Furthermore, the amount of premium or discount paid on purchased investments and the prepayment rates on investments will impact adjusted net interest income as such factors will be amortized over the expected term of such investments.

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated by reducing our GAAP interest income by the interest expense recognized on Consolidated SLST CDOs,
•adjusted interest expense – calculated by reducing our GAAP interest expense by the interest expense recognized on Consolidated SLST CDOs,
•adjusted net interest income – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets and excludes all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

We provide the non-GAAP financial measures listed above because we believe these non-GAAP financial measures provide investors and management with additional detail and enhance their understanding of our interest earning asset yields, in total and by investment category, relative to the cost of our financing and the underlying trends within our portfolio of interest earning assets. In addition to the foregoing, our management team uses these measures to assess, among other things, the performance of our interest earning assets in total and by asset, possible cash flows from our interest earning assets in total and by asset, our ability to finance or borrow against the asset and the terms of such financing and the composition of our portfolio of interest earning assets, including acquisition and disposition determinations. These measures remove the impact of Consolidated SLST which we consolidate in accordance with GAAP by only including the interest income earned by the Consolidated SLST securities that are actually owned by the Company, as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company.

Prior to the quarter ended December 31, 2022, we also reduced GAAP interest expense by the interest expense on mortgages payable on real estate. Commencing with the quarter ended December 31, 2022, we reclassified the interest expense on mortgages payable on real estate to expenses related to real estate on our condensed consolidated statements of operations and, as such, it is no longer included in GAAP interest expense. Prior period disclosures have been conformed to the current period presentation.

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):
Three Months Ended March 31, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$47,204	$3,569	$48	$50,821
Adjusted Interest Expense (1)	(30,444)	—	(2,576)	(33,020)
Adjusted Net Interest Income (1)	$16,760	$3,569	$(2,528)	$17,801

Average Interest Earning Assets (3)	$3,132,910	$123,671	$1,806	$3,258,387
Average Interest Bearing Liabilities (4)	$2,150,130	$—	$145,000	$2,295,130

Yield on Average Interest Earning Assets (1) (5)	6.03%	11.54%	10.63%	6.24%
Average Financing Cost (1) (6)	(5.74)%	—%	(7.20)%	(5.83)%
Net Interest Spread (1) (7)	0.29%	11.54%	3.43%	0.41%

Three Months Ended March 31, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$46,823	$3,312	$2,388	$52,523
Adjusted Interest Expense (1)	(12,975)	(12)	(2,500)	(15,487)
Adjusted Net Interest Income (1)	$33,848	$3,300	$(112)	$37,036

Average Interest Earning Assets (3)	$2,926,764	$142,584	$22,496	$3,091,844
Average Interest Bearing Liabilities (4)	$1,768,823	$2,005	$165,774	$1,936,602

Yield on Average Interest Earning Assets (1) (5)	6.40%	9.29%	42.46%	6.80%
Average Financing Cost (1) (6)	(2.93)%	(2.39)	(6.03)%	(3.20)%
Net Interest Spread (1) (7)	3.47%	6.90%	36.43%	3.60%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets for the respective periods include residential loans, multi-family loans and investment securities and exclude all Consolidated SLST assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements, residential loan securitization CDOs, Convertible Notes, senior unsecured notes and subordinated debentures and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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

While average interest earning assets increased in 2023, adjusted interest income decreased by approximately $1.7 million primarily due to a decrease in yield on average interest earnings assets. The decrease in yield on average interest earnings assets in 2023 was primarily due to 1) portfolio run-off of higher yielding business purpose loans, 2) an increase in business purpose loans held in non-accrual status and 3) the sale of certain higher-yielding ABS in the second half of 2022. Our average interest bearing liabilities and adjusted interest expense increased in 2023, primarily due to additional repurchase agreement and securitization financings and an increase in the cost of financing due to base interest rate movements. The previously described factors combined to reduce net interest spread in 2023.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the three months ended March 31, 2023 and 2022, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2023				2022
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$53,519	$3,569	$48	$57,136	$52,801	$3,312	$2,388	$58,501
GAAP interest expense	(36,759)	—	(2,576)	(39,335)	(18,953)	(12)	(2,500)	(21,465)
GAAP total net interest income	$16,760	$3,569	$(2,528)	$17,801	$33,848	$3,300	$(112)	$37,036

GAAP interest income	$53,519	$3,569	$48	$57,136	$52,801	$3,312	$2,388	$58,501
Remove interest expense from:
Consolidated SLST CDOs	(6,315)	—	—	(6,315)	(5,978)	—	—	(5,978)
Adjusted interest income	$47,204	$3,569	$48	$50,821	$46,823	$3,312	$2,388	$52,523

GAAP interest expense	$(36,759)	$—	$(2,576)	$(39,335)	$(18,953)	$(12)	$(2,500)	$(21,465)
Remove interest expense from:
Consolidated SLST CDOs	6,315	—	—	6,315	5,978	—	—	5,978
Adjusted interest expense	$(30,444)	$—	$(2,576)	$(33,020)	$(12,975)	$(12)	$(2,500)	$(15,487)

Adjusted net interest income (1)	$16,760	$3,569	$(2,528)	$17,801	$33,848	$3,300	$(112)	$37,036

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

A reconciliation of net income (loss) attributable to Company's common stockholders to undepreciated earnings (loss) for the three months ended March 31, 2023 and 2022, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to Company's common stockholders	$10,521	$(84,343)
Add:
Depreciation expense on operating real estate	2,120	6,159
Amortization of lease intangibles related to operating real estate	—	13,979
Undepreciated earnings (loss)	$12,641	$(64,205)

Weighted average shares outstanding - basic	91,314	95,199
Undepreciated earnings (loss) per common share	$0.14	$(0.67)

Adjusted Book Value Per Common Share

Previously, we presented undepreciated book value per common share as a non-GAAP financial measure. Commencing with the quarter ended December 31, 2022, we discontinued disclosure of undepreciated book value per common share and instead present adjusted book value per common share, also a non-GAAP financial measure.

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

Additionally, in connection with third party ownership of certain of the non-controlling interests in certain of the Consolidated Real Estate VIEs, we record redeemable non-controlling interests as mezzanine equity on our condensed consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to us at fair value once a year, subject to annual minimum and maximum amount limitations, resulting in an adjustment of the redeemable non-controlling interests to fair value that is accounted for by us as an equity transaction in accordance with GAAP. A key component of the estimation of fair value of the redeemable non-controlling interests is the estimated fair value of the multi-family apartment properties held by the applicable Consolidated Real Estate VIEs, which valuation is performed once a year by obtaining third party valuations in accordance with underlying agreements. However, because the corresponding real estate assets are not reported at fair value and thus not adjusted to reflect unrealized gains or losses in our condensed consolidated financial statements, the adjustment of the redeemable non-controlling interests to fair value directly affects our GAAP book value. By excluding the adjustment of redeemable non-controlling interests to estimated redemption value, adjusted book value more closely aligns the accounting treatment applied to our real estate assets and reflects the value of our joint venture equity investments at their undepreciated basis.

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our condensed consolidated financial statements. However, unlike our use of the fair value option for the assets in our investment portfolio, the CDOs issued by our residential loan securitizations, senior unsecured notes and subordinated debentures that finance our investment portfolio assets are carried at amortized cost in our condensed consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a more useful measure for investors and us than undepreciated book value as it provides a more consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of March 31, 2023 and December 31, 2022, respectively, is presented below (amounts in thousands, except per share data):

	March 31, 2023	December 31, 2022
Company's stockholders' equity	$1,737,506	$1,767,216
Preferred stock liquidation preference	(556,645)	(557,125)
GAAP book value	1,180,861	1,210,091
Add:
Cumulative depreciation expense on operating real estate	33,553	31,433
Cumulative amortization of lease intangibles related to operating real estate	59,844	59,844
Adjustment of redeemable non-controlling interest to estimated redemption value	44,237	44,237
Adjustment of amortized cost liabilities to fair value	86,978	103,066
Adjusted book value	$1,405,473	$1,448,671

Common shares outstanding	91,180	91,194
GAAP book value per common share (1)	$12.95	$13.27
Adjusted book value per common share (2)	$15.41	$15.89

(1)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(2)Adjusted book value per common share is calculated using the adjusted book value and the common shares outstanding for the periods indicated.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. There have been no material changes to our critical accounting estimates as previously described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our critical accounting estimates and the possible effects of changes in estimates on our consolidated financial statements, please see Part II., Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

As of March 31, 2023, we had approximately $6.2 billion of total assets. Included in this amount is approximately $832.3 million of assets held in Consolidated SLST and $1.7 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2022, we had approximately $6.2 billion of total assets, approximately $830.8 million of which represented Consolidated SLST and $1.7 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Acquired residential loans	$2,545,703	$2,697,498
Consolidated SLST	829,153	827,582
Total	$3,374,856	$3,525,080

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

The following tables detail our acquired residential loans by strategy at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,932	$664,329	$618,274	632	61%	5.0%
Performing residential loan strategy	2,905	670,007	560,615	716	64%	3.9%
Business purpose bridge loan strategy	1,698	1,099,009	1,074,416	732	65%	8.6%
Business purpose rental loan strategy	1,152	326,467	292,398	748	69%	5.1%
Total	10,687	$2,759,812	$2,545,703

	December 31, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,001	$677,229	$610,595	631	62%	4.9%
Performing residential loan strategy	2,937	682,449	557,665	719	64%	3.9%
Business purpose bridge loan strategy	1,964	1,253,704	1,236,303	732	65%	8.5%
Business purpose rental loan strategy	1,163	329,299	292,935	748	69%	5.1%
Total	11,065	$2,942,681	$2,697,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	March 31, 2023	December 31, 2022
50% or less	14.8%	14.6%
>50% - 60%	12.3%	12.3%
>60% - 70%	24.1%	24.4%
>70% - 80%	27.9%	27.9%
>80% - 90%	9.7%	10.0%
>90% - 100%	5.7%	5.5%
>100%	5.5%	5.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2023	December 31, 2022
550 or less	8.8%	8.4%
551 to 600	7.7%	7.3%
601 to 650	8.3%	8.1%
651 to 700	16.4%	16.5%
701 to 750	25.2%	25.6%
751 to 800	26.6%	27.3%
801 and over	7.0%	6.8%
Total	100.0%	100.0%

Current Coupon	March 31, 2023	December 31, 2022
3.00% or less	7.4%	7.4%
3.01% - 4.00%	16.2%	15.8%
4.01% - 5.00%	21.0%	19.8%
5.01% - 6.00%	8.5%	7.9%
6.01% - 7.00%	7.8%	7.7%
7.01% - 8.00%	14.7%	16.4%
8.01% and over	24.4%	25.0%
Total	100.0%	100.0%

Delinquency Status	March 31, 2023	December 31, 2022
Current	88.5%	90.6%
31 – 60 days	2.4%	2.2%
61 – 90 days	1.5%	1.8%
90+ days	7.6%	5.4%
Total	100.0%	100.0%

Origination Year	March 31, 2023	December 31, 2022
2007 or earlier	21.5%	20.6%
2008 - 2016	4.4%	4.1%
2017 - 2019	8.0%	7.8%
2020	8.1%	8.0%
2021	24.9%	26.1%
2022	32.1%	33.4%
2023	1.0%	—%
Total	100.0%	100.0%

The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the three months ended March 31, 2023. The Company purchased $16.0 million and $170.2 million of residential loans from the entity during the three months ended March 31, 2023 and 2022, respectively.

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

Our investment in Consolidated SLST as of March 31, 2023 and December 31, 2022 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $188.5 million and $191.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands, except current average loan size):

	March 31, 2023	December 31, 2022
Current fair value	$829,153	$827,582
Current unpaid principal balance	$941,329	$955,579
Number of loans	6,082	6,160
Current average loan size	$154,773	$155,126
Weighted average original loan term (in months) at purchase	351	351
Weighted average LTV at purchase	68%	68%
Weighted average credit score at purchase	699	703

Current Coupon:
3.00% or less	2.9%	3.0%
3.01% – 4.00%	38.0%	38.0%
4.01% – 5.00%	39.4%	39.3%
5.01% – 6.00%	11.9%	11.9%
6.01% and over	7.8%	7.8%

Delinquency Status:
Current	70.7%	69.5%
31 - 60	11.9%	11.1%
61 - 90	4.4%	4.4%
90+	13.0%	15.0%

Origination Year:
2005 or earlier	31.1%	31.1%
2006	15.6%	15.6%
2007	21.4%	21.4%
2008 or later	31.9%	31.9%

Geographic state concentration (greater than 5.0%):
California	10.6%	10.6%
Florida	10.3%	10.3%
New York	9.8%	9.8%
New Jersey	7.5%	7.4%
Illinois	7.2%	7.2%

Residential Loans Financing

Repurchase Agreements

As of March 31, 2023, the Company had repurchase agreements with four third-party financial institutions to fund the purchase of residential loans. As of March 31, 2023, the Company had no residential loan repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Fair Value of Loans Pledged	Weighted Average Rate	Weighted Average Months to Maturity (3)
March 31, 2023	$1,975,000	$562,371	$(1,247)	$561,124	$695,701	7.34%	17.21
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69
(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $317.3 million, a weighted average rate of 7.45%, and weighted average months to maturity of 23.05 months as of March 31, 2023. Includes a non-mark-to-market repurchase agreement with an outstanding balance of $446.8 million, a rate of 6.77%, and months to maturity of 23.96 months as of December 31, 2022.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $189.9 million and $323.8 million, respectively, as of March 31, 2023.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of March 31, 2023 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$688,916	$638,513	2.75%	2059
Residential loan securitizations	$1,416,155	$1,390,991	3.58%	2026 - 2062

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

As of March 31, 2023, one preferred equity investment was greater than 90 days delinquent. This investment represents 1.8% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	25	$261,457	$263,685	12.13%	3.7

	December 31, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	23	$239,780	$242,970	11.98%	3.4
(1)Preferred equity investments in the amounts of $95.3 million and $87.5 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Preferred equity investments in the amounts of $166.1 million and $152.2 million are included in equity investments on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	5	$78,016	29.6%	12.7%	71%	1.12x
Texas	6	50,230	19.0%	11.4%	84%	1.31x
Alabama	2	34,432	13.1%	12.3%	68%	2.34x
Utah	1	20,894	7.9%	12.0%	67%	N/A (2)
Arizona	1	16,118	6.1%	14.0%	94%	0.95x
Tennessee	1	13,916	5.3%	11.0%	94%	1.25x
Other	9	50,079	19.0%	11.7%	86%	1.56x
Total	25	$263,685	100.0%	12.1%	79%	1.39x

	December 31, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV	Weighted Average DSCR (1)
Florida	5	$82,072	33.8%	12.6%	72%	1.35x
Texas	5	43,118	17.7%	11.2%	84%	1.27x
Alabama	2	33,827	13.9%	12.3%	68%	2.23x
Utah	1	20,568	8.5%	12.0%	67%	N/A (2)
Tennessee	1	13,731	5.7%	11.0%	93%	1.30x
Other	9	49,654	20.4%	11.7%	86%	1.72x
Total	23	$242,970	100.0%	12.0%	79%	1.50x

(1)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are under construction.
(2)Not applicable as the underlying property is under construction.

Equity Investments in Multi-Family Entities

The Company owns joint venture equity investments in entities that own multi-family properties. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary of all but two of these VIEs, resulting in consolidation of the VIEs where we are the primary beneficiary, including their assets, liabilities, income and expenses, in our condensed consolidated financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs and its unconsolidated multi-family joint venture equity investments to assets and liabilities of disposal group held for sale. The Company's net equity in consolidated multi-family properties and disposal group held for sale totaled $373.3 million and $388.8 million as of March 31, 2023 and December 31, 2022, respectively.

A reconciliation of our net equity investments in consolidated multi-family properties and disposal group held for sale to our condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, respectively, is shown below (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,971	$21,129
Real estate, net	543,471	543,739
Assets of disposal group held for sale (1)	1,150,379	1,151,784
Other assets	9,396	13,686
Total assets	$1,715,217	$1,730,338

Mortgages payable on real estate, net (2)	$397,316	$394,707
Liabilities of disposal group held for sale (1)	896,983	883,812
Other liabilities	6,149	10,511
Total liabilities	$1,300,448	$1,289,030

Redeemable non-controlling interest in Consolidated VIEs	$54,352	$63,803
Less: Adjustment of redeemable non-controlling interest to estimated redemption value	(44,237)	(44,237)
Non-controlling interest in Consolidated VIEs	8,327	9,040
Non-controlling interest in disposal group held for sale	22,982	23,928
Net equity investment (3)	$373,345	$388,774

(1)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of March 31, 2023 consists of $142.9 million of net equity investments in consolidated multi-family properties and $230.4 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2022 consists of $144.7 million of net equity investments in consolidated multi-family properties and $244.0 million of net equity investments in disposal group held for sale.

Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of March 31, 2023, the Company's net equity investment in consolidated multi-family properties not in disposal group held of $142.9 million primarily consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as held for sale. This joint venture entity also has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $54.4 million.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our combined common and preferred net equity investments in consolidated multi-family properties not in disposal group held for sale as of March 31, 2023 and December 31, 2022, respectively, are shown below (dollar amounts in thousands):

March 31, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$41,024	41.6%
Florida	1	49%	$14,422	14.6%
Tennessee	2	65% - 69%	$12,990	13.2%
South Carolina	2	67% - 69%	$10,598	10.8%
Kentucky	1	69%	$9,613	9.8%
Alabama	1	69%	$5,938	6.0%

December 31, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$40,825	40.7%
Tennessee	2	65% - 69%	$15,959	15.9%
Florida	1	49%	$14,075	14.0%
South Carolina	2	67% - 69%	$11,935	11.9%
Kentucky	1	69%	$9,257	9.2%
Alabama	1	69%	$5,812	5.8%

(1)Represents consolidated multi-family properties' equity net of redeemable non-controlling interest at its estimated redemption value.

The following table provides summary information regarding our consolidated multi-family properties that are not in disposal group held for sale as of March 31, 2023.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	95.6%	248	$1,461	71.4%
Collierville, TN	1	91.0%	324	1,508	74.0%
Columbia, SC	1	94.9%	276	1,084	86.2%
Dallas, TX	2	93.8%	401	1,853	81.3%
Houston, TX	1	89.6%	192	1,398	90.0%
Little Rock, AR	1	93.1%	202	1,263	89.6%
Louisville, KY	1	87.7%	300	1,332	90.5%
Memphis, TN	1	76.9%	242	1,120	90.9%
Montgomery, AL	1	86.1%	252	959	88.5%
San Antonio, TX	2	93.3%	684	1,261	78.1%
St. Petersburg, FL	1	95.7%	326	2,394	65.1%
Total Count/Average	13	91.3%	3,447	$1,452	79.3%

(1)Represents average monthly rent per unit.
(2)Represents LTV of the underlying properties.

Equity Investments in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of March 31, 2023.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	92.5%	240	$1,631	80.0%
Birmingham, AL	2	92.5%	693	1,418	72.9%
Brandon, FL	2	82.2%	1,267	1,473	84.7%
Fort Myers, FL	1	94.4%	338	1,459	59.8%
Fort Worth, TX	1	92.2%	256	1,173	67.3%
Houston, TX	1	96.5%	200	933	83.5%
Kissimmee, FL	1	90.6%	320	1,583	84.3%
Oklahoma City, OK	2	89.1%	957	771	85.7%
Orlando, FL	1	88.2%	220	1,557	85.7%
Pearland, TX	2	92.3%	234	1,582	61.0%
Pensacola, FL	1	92.9%	240	1,449	84.2%
Plano, TX	2	91.2%	702	1,494	75.2%
Tampa, FL	1	92.5%	400	1,723	55.5%
Webster, TX	1	92.6%	366	953	78.1%
Total Count/Average	19	89.8%	6,433	$1,338	76.7%

(1)Represents average monthly rent per unit.
(2)Represents LTV of the underlying properties.

Equity Investments in Entities that Originate Residential Loans

As of March 31, 2023, the Company had an investment in an entity that originates residential loans. The following table summarizes our ownership interest in the entity that originates residential loans as of March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		March 31, 2023		December 31, 2022
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	50%	$25,000	—	$27,500
Total			$25,000		$27,500

(1)As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. In February 2023, the Company exercised its option in full related to this investment. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At March 31, 2023, our investment securities portfolio included Agency RMBS, non-Agency RMBS, CMBS and ABS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2023, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of March 31, 2023 as compared to December 31, 2022 is primarily due to purchases of Agency RMBS and an increase in the fair value of a number of our investment securities during the period due to spread tightening.

The following tables summarize our investment securities portfolio as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	March 31, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$105,713	$106,116	$1,084	$—	$107,200	5.47%	5.46%	$94,306
Total Agency RMBS	105,713	106,116	1,084	—	107,200	5.47%	5.46%	94,306
Non-Agency RMBS
Senior	40	40	—	(5)	35	3.41%	3.38%	—
Mezzanine	26,500	25,623	—	(1,374)	24,249	4.75%	5.69%	—
Subordinated	39,071	28,122	—	(13,434)	14,688	5.33%	7.31%	—
IO	509,669	16,361	8,878	—	25,239	1.46%	26.88%	—
Total Non-Agency RMBS	575,280	70,146	8,878	(14,813)	64,211	1.87%	11.40%	—
CMBS
Mezzanine	26,025	26,025	—	(1,119)	24,906	8.21%	8.20%	—
Subordinated	6,000	6,000	—	(238)	5,762	12.03%	12.03%	—
Total CMBS	32,025	32,025	—	(1,357)	30,668	8.92%	8.92%	—
ABS
Residuals	4	683	—	(191)	492	—	23.81%	—
Total ABS	4	683	—	(191)	492	—	23.81%	—
Total - AFS	$713,022	$208,970	$9,962	$(16,361)	$202,571	2.47%	9.69%	$94,306
Consolidated SLST
Non-Agency RMBS
Subordinated	$252,413	$206,385	$—	$(36,948)	$169,437	4.43%	3.99%	$49,950
IO	147,625	20,562	—	(1,481)	19,081	3.50%	6.27%	—
Total Non-Agency RMBS	400,038	226,947	—	(38,429)	188,518	4.09%	4.20%	49,950
Total - Consolidated SLST	$400,038	$226,947	$—	$(38,429)	$188,518	4.09%	4.20%	$49,950
Total Investment Securities	$1,113,060	$435,917	$9,962	$(54,790)	$391,089	3.09%	6.17%	$144,256

	December 31, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$41	$41	$—	$(5)	$36	2.74%	2.89%	$—
Mezzanine	30,250	29,325	—	(2,153)	27,172	4.77%	5.58%	—
Subordinated	39,104	28,108	—	(13,282)	14,826	9.38%	8.37%	—
IO	524,726	17,100	9,436	—	26,536	1.44%	20.79%	—
Total Non-Agency RMBS	594,121	74,574	9,436	(15,440)	68,570	2.09%	10.38%	—
CMBS
Mezzanine	26,033	26,033	—	(1,662)	24,371	5.43%	5.42%	—
Subordinated	6,000	6,000	—	(238)	5,762	9.29%	9.29%	—
Total CMBS	32,033	32,033	—	(1,900)	30,133	6.14%	6.13%	—
ABS
Residuals	4	797	59	—	856	—	30.19%	—
Total ABS	4	797	59	—	856	—	30.19%	—
Total - AFS	$626,158	$107,404	$9,495	$(17,340)	$99,559	2.45%	9.33%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,155	$210,733	$—	$(40,182)	$170,551	4.47%	4.92%	$50,077
IO	149,873	21,528	—	(546)	20,982	3.50%	3.01%	—
Total Non-Agency RMBS	406,028	232,261	—	(40,728)	191,533	4.10%	4.73%	50,077
Total - Consolidated SLST	$406,028	$232,261	$—	$(40,728)	$191,533	4.10%	4.73%	$50,077
Total Investment Securities	$1,032,186	$339,665	$9,495	$(58,068)	$291,092	3.09%	6.19%	$50,077

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.
(3)Outstanding repurchase agreements do not include $82.5 million of repurchase agreement financing for CDOs repurchased from our residential loan securitizations. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

Investment Securities Financing

Repurchase Agreements

As of March 31, 2023, the Company had $226.8 million outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of March 31, 2023, the Company's only repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.88%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2023	$131,174	$226,778	$226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also pursue forward-settling purchases or sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company elected not to apply hedge accounting for its derivative instruments.
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

The Company uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate we pay or receive under its swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements.
The Company has credit default swap index options that allow the Company to enter into a fixed rate payer position in the underlying credit default swap index at the agreed strike level, as well as equity index put options that gives the Company the right to sell the underlying index at a specified strike price.

Debt

The Company's debt as of March 31, 2023 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of March 31, 2023, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of March 31, 2023, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.84% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at March 31, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,134	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,349	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,650	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	71,756	72,218
Common stock	912	912
Additional paid-in capital	2,279,131	2,282,691
Accumulated other comprehensive loss	(1,379)	(1,970)
Accumulated deficit	(1,079,047)	(1,052,768)
Company's stockholders' equity	$1,737,506	$1,767,216

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending March 31, 2024) and long-term (beyond March 31, 2024) liquidity requirement include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

Since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. By executing this strategy, as of March 31, 2023, we reduced our financings subject to mark-to-market margin calls by 85% from December 31, 2019 levels, which has resulted in a portfolio recourse leverage ratio for the Company of 0.3 times. Beginning in the three months ended March 31, 2022, we re-commenced the use of short term repurchase agreement financing that is subject to mark-to-market margin calls to fund a portion of our investment securities portfolio, ending March 2023 with $226.8 million of outstanding repurchase agreement financing secured by investment securities. Subject to market conditions, we intend to employ a prudent amount of leverage to conduct our business that is in excess of current leverage levels. However, in light of current market conditions, which include increased volatility in the broader financial markets and the increasing risk of the U.S. economy entering into a recession in the coming months, we currently expect to pursue selective investments across the residential housing sector and consider opportunistic dispositions. We also intend to maintain a solid position in unrestricted cash and a conservative approach to leverage based on current market conditions until we believe market conditions have sufficiently improved for the reasonable and prudent use of more substantial amounts of leverage. At March 31, 2023, we had $227.8 million of cash and cash equivalents, $127.5 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), $225.3 million of unencumbered residential loans and $261.5 million of unencumbered preferred equity investments in owners of multi-family properties.

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

Cash Flows and Liquidity for the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, net cash, cash equivalents and restricted cash decreased by $37.9 million.

Cash Flows Used in Operating Activities

We used net cash flows in operating activities totaling $11.4 million during the three months ended March 31, 2023. Our cash flow used in operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, our net cash flows provided by investing activities were $57.1 million, primarily as a result of principal repayments and refinancing of residential loans, repayments of investment securities and returns of capital from equity investments. This was partially offset by purchases of investment securities and residential loans, the funding of multi-family preferred equity investments and the purchases of and capital expenditures on real estate.

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

Cash Flows Used in Financing Activities

During the three months ended March 31, 2023, our cash flows used in financing activities were $83.6 million. The main uses of cash flows in financing activities were paydowns on CDOs, dividend payments on both common and preferred stock and repurchases of shares of common stock. This was partially offset by proceeds from repurchase agreements related to our residential loans and securities.

Liquidity – Financing Arrangements

As of March 31, 2023, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. Repurchase agreements we have historically used to finance our investment securities, including the repurchase agreements we currently have, are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At March 31, 2023, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans. The outstanding financing under one of these repurchase agreements is subject to margin calls to the extent the market value of the residential loans falls below specified levels. We have entered into or amended repurchase agreements with three new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of March 31, 2023, we had an aggregate amount at risk under our residential loan repurchase agreements of approximately $133.3 million, which represents the difference between the fair value of the loans pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of March 31, 2023, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of March 31, 2023, we had $215.8 million included in cash and cash equivalents and $127.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of March 31, 2023 included $89.4 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), $30.7 million of CMBS, $6.9 million of Agency RMBS, and $0.5 million of ABS.

At March 31, 2023, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At March 31, 2023, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.4 billion. We had ten Company-sponsored securitizations with CDOs outstanding as of March 31, 2023. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts.

As of March 31, 2023, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.4 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of March 31, 2023, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 0.3 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, interest rate caps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. We may also use TBAs or other futures contracts to hedge interest rate and market value risk associated with our investment portfolio.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the three months ended March 31, 2023.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of preferred stock from time to time in open market transactions, including through block purchases, or privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased 19,177 of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.3 million, including fees and commissions paid to the broker, representing an average repurchase price of $16.64 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.1 million during the three months ended March 31, 2023. As of March 31, 2023, $99.7 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. During the three months ended March 31, 2023, the Company repurchased 377,508 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $3.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.56 per common share. As of March 31, 2023, $199.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

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

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on adjusted net interest income for the next 12 months based on our assets and liabilities as of March 31, 2023 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1)
+200	$(15,573)
+100	$(7,853)
-100	$7,932
-200	$15,884
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.

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

Our net interest income, the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022 and in the first quarter of 2023. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

As previously disclosed, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Since this time, we have placed and expect to continue to place a greater emphasis on procuring longer-termed and/or more committed financing arrangements, such as non-mark-to-market repurchase agreements, securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
Derivative financial instruments are also subject to “margin call” risk. For example, under the interest rate swaps we have utilized, typically we would pay a fixed rate to the counterparties while they would pay us a floating rate. If interest rates drop below the fixed rate we pay on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their residential loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance. Conversely, residential mortgage assets purchased for less than their then current balance, such as many of our residential loans, may exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we may have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. Therefore, increased prepayments on our investments may accelerate the redeployment of our capital to generally lower yielding investments. Similarly, decreased prepayments are generally associated with increasing market interest rates and may slow our ability to redeploy capital to generally higher-yielding investments.

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

Current inflationary pressures have caused, and a possible economic recession in the U.S. in the coming months will cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and rental income and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We are exposed to credit risk in our investments in non-Agency RMBS, CMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.
Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise and extremely volatile periods or disruptions in the market, such as during the severe market disruption that occurred in 2020 or the current volatile market environment, make such estimates and assumptions inherently less certain. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2023 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of March 31, 2023, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Net Duration (1)
(basis points)	(dollar amounts in thousands)
+200	$(164,994)	2.1
+100	$(86,190)	2.3
Base		2.5
-100	$95,352	2.8
-200	$200,545	3.1
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I., Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plan. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. Subject to applicable securities laws, repurchases of the Company's common stock under the stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. Shares of the Company's common stock repurchased by us under the stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three months ended March 31, 2023, the Company repurchased 377,508 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $3.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.56 per common share. As of March 31, 2023, $199.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended March 31, 2023 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	153,808	$10.45	153,808	$155,767
February 1, 2023 - February 28, 2023	—	—	—	155,767
March 1, 2023 - March 31, 2023	223,700	8.95	223,700	199,768
Total	377,508	$9.56	377,508	$199,768

(1)On February 15, 2022, the Company’s Board of Directors approved a $200.0 million stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s common stock, which was announced on February 17, 2022. The repurchase program was initially set to expire March 31, 2023. On February 20, 2023, the Company's Board of Directors extended the repurchase program's expiration to March 31, 2024. This extension was announced on February 22, 2023. On March 15, 2023 the Company’s Board of Directors approved an upsize of the stock repurchase program to $246.0 million, which was announced on March 15, 2023.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of preferred stock from time to time in open market transactions, including through block purchases, or privately negotiated transactions.

During the three months ended March 31, 2023, the Company repurchased 19,177 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.3 million, including fees and commissions paid to the broker, representing an average repurchase price of $16.64 per preferred share. As of March 31, 2023, $99.7 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

The following table presents information with respect to the shares of the Company's preferred stock that we purchased during the three months ended March 31, 2023 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$100,000
February 1, 2023 - February 28, 2023	—	—	—	100,000
March 1, 2023 - March 31, 2023	19,177	16.64	19,177	99,681
Total	19,177	$16.64	19,177	$99,681

(1)On March 15, 2023, the Company’s Board of Directors approved a $100.0 million preferred stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s preferred stock, which was announced on March 15, 2023. The preferred stock repurchase program is set to expire on March 31, 2024.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1*	Articles of Amendment and Restatement of the Company, as amended.
3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2022)

3.3	Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4	Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5	Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

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

4.6	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.7	Form of 5.75% Senior Note due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1*	Form of 2023 Performance Stock Unit Award Agreement.

10.2*	Form of 2023 Restricted Stock Unit Award Agreement.

10.3*	The Company's 2023 Annual Incentive Plan.

10.4*	Separation and Consulting Agreement, dated as of April 26, 2023, by and between the Company and Nathan R. Reese.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 5, 2023	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2023	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)