Form 10-Q
period 2023-06-30
NEW YORK MORTGAGE TRUST INC
filed 2023-08-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on July 31, 2023 was 91,250,399.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Residential loans, at fair value	$3,136,812	$3,525,080
Multi-family loans, at fair value	97,422	87,534
Investment securities available for sale, at fair value	734,272	99,559
Equity investments, at fair value	168,755	179,746
Cash and cash equivalents	232,497	244,718
Real estate, net	706,066	692,968
Assets of disposal group held for sale	965,599	1,151,784
Other assets	237,624	259,356
Total Assets (1)	$6,279,047	$6,240,745
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,145,108	$737,023
Collateralized debt obligations ($617,168 at fair value and $1,369,632 at amortized cost, net as of June 30, 2023 and $634,495 at fair value and $1,468,222 at amortized cost, net as of December 31, 2022)	1,986,800	2,102,717
Senior unsecured notes	97,742	97,384
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	397,075	394,707
Liabilities of disposal group held for sale	755,840	883,812
Other liabilities	97,794	115,991
Total liabilities (1)	4,525,359	4,376,634

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	34,571	63,803

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,227,954 and 22,284,994 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively ($555,699 and $557,125 aggregate liquidation preference as of June 30, 2023 and December 31, 2022, respectively)	536,983	538,351
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 91,250,399 and 91,193,688 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	913	912
Additional paid-in capital	2,298,669	2,282,691
Accumulated other comprehensive loss	(1,762)	(1,970)
Accumulated deficit	(1,144,091)	(1,052,768)
Company's stockholders' equity	1,690,712	1,767,216
Non-controlling interests	28,405	33,092
Total equity	1,719,117	1,800,308
Total Liabilities and Equity	$6,279,047	$6,240,745

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2023 and December 31, 2022, assets of consolidated VIEs totaled $4,005,742 and $4,261,097, respectively, and the liabilities of consolidated VIEs totaled $3,163,136 and $3,403,257, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
NET INTEREST INCOME:
Interest income	$57,540	$68,020	$114,676	$126,521
Interest expense	42,404	28,740	81,739	50,205
Total net interest income	15,136	39,280	32,937	76,316

NON-INTEREST INCOME (LOSS):
Realized gains, net	3,590	2,386	4,671	6,192
Unrealized (losses) gains, net	(8,933)	(67,694)	19,556	(151,353)
Income from equity investments	2,656	8,100	7,168	14,153
Other (loss) income	(16,567)	1,105	(25,565)	2,531
Income from real estate
Rental income	36,970	32,137	73,251	55,425
Other real estate income	7,806	3,733	13,270	6,033
Total income from real estate	44,776	35,870	86,521	61,458
Total non-interest income (loss)	25,522	(20,233)	92,351	(67,019)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	13,316	13,175	25,999	27,533
Portfolio operating expenses	5,649	12,690	12,721	22,179
Expenses related to real estate
Interest expense, mortgages payable on real estate	24,075	13,151	46,554	20,308
Depreciation and amortization	6,128	52,394	12,167	87,981
Other real estate expenses	22,328	18,365	44,508	30,767
Total expenses related to real estate	52,531	83,910	103,229	139,056
Total general, administrative and operating expenses	71,496	109,775	141,949	188,768

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(30,838)	(90,728)	(16,661)	(179,471)
Income tax (benefit) expense	(18)	90	(3)	67

NET LOSS	(30,820)	(90,818)	(16,658)	(179,538)
Net loss attributable to non-controlling interests	3,892	18,922	10,593	33,792
NET LOSS ATTRIBUTABLE TO COMPANY	(26,928)	(71,896)	(6,065)	(145,746)
Preferred stock dividends	(10,474)	(10,493)	(20,958)	(20,986)
Gain on repurchase of preferred stock	200	—	342	—
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(37,202)	$(82,389)	$(26,681)	$(166,732)

Basic loss per common share	$(0.41)	$(0.86)	$(0.29)	$(1.75)
Diluted loss per common share	$(0.41)	$(0.86)	$(0.29)	$(1.75)
Weighted average shares outstanding-basic	91,193	95,300	91,254	95,250
Weighted average shares outstanding-diluted	91,193	95,300	91,254	95,250
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(37,202)	$(82,389)	$(26,681)	$(166,732)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(383)	(535)	208	(2,723)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(383)	(535)	208	(2,723)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(37,585)	$(82,924)	$(26,473)	$(169,455)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, March 31, 2023	$912	$537,889	$2,279,131	$(1,079,047)	$(1,379)	$1,737,506	$31,434	$1,768,940
Net loss ($(3,184) allocated to redeemable non-controlling interest)	—	—	—	(26,928)	—	(26,928)	(708)	(27,636)
Preferred stock repurchases	—	(906)	—	200	—	(706)	—	(706)
Stock based compensation expense, net	1	—	2,941	—	—	2,942	—	2,942
Dividends declared on common stock	—	—	—	(27,375)	—	(27,375)	—	(27,375)
Dividends declared on preferred stock	—	—	—	(10,474)	—	(10,474)	—	(10,474)
Dividends attributable to dividend equivalents	—	—	—	(467)	—	(467)	—	(467)
Decrease in fair value of available for sale securities	—	—	—	—	(383)	(383)	—	(383)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	240	240
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(2,561)	(2,561)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	16,597	—	—	16,597	—	16,597
Balance, June 30, 2023	$913	$536,983	$2,298,669	$(1,144,091)	$(1,762)	$1,690,712	$28,405	$1,719,117

Balance, March 31, 2022	$953	$538,221	$2,360,769	$(681,915)	$(410)	$2,217,618	$32,383	$2,250,001
Net loss ($(15,168) allocated to redeemable non-controlling interest)	—	—	—	(71,896)	—	(71,896)	(3,754)	(75,650)
Common stock repurchases	(7)	—	(7,534)	—	—	(7,541)	—	(7,541)
Stock based compensation expense, net	1	—	3,981	—	—	3,982	—	3,982
Dividends declared on common stock	—	—	—	(38,039)	—	(38,039)	—	(38,039)
Dividends declared on preferred stock	—	—	—	(10,493)	—	(10,493)	—	(10,493)
Dividends attributable to dividend equivalents	—	—	—	(105)	—	(105)	—	(105)
Decrease in fair value of available for sale securities	—	—	—	—	(535)	(535)	—	(535)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	5,805	5,805
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(354)	(354)
Balance, June 30, 2022	$947	$538,221	$2,357,216	$(802,448)	$(945)	$2,092,991	$34,080	$2,127,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net loss ($(8,685) allocated to redeemable non-controlling interest)	—	—	—	(6,065)	—	(6,065)	(1,908)	(7,973)
Common stock repurchases	(4)	—	(3,606)	—	—	(3,610)	—	(3,610)
Preferred stock repurchases	—	(1,368)	—	342	—	(1,026)	—	(1,026)
Stock based compensation expense, net	5	—	2,987	—	—	2,992	—	2,992
Dividends declared on common stock	—	—	—	(63,937)	—	(63,937)	—	(63,937)
Dividends declared on preferred stock	—	—	—	(20,958)	—	(20,958)	—	(20,958)
Dividends attributable to dividend equivalents	—	—	—	(705)	—	(705)	—	(705)
Increase in fair value of available for sale securities	—	—	—	—	208	208	—	208
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	540	540
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(3,319)	(3,319)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	16,597	—	—	16,597	—	16,597
Balance, June 30, 2023	$913	$536,983	$2,298,669	$(1,144,091)	$(1,762)	$1,690,712	$28,405	$1,719,117

Balance, December 31, 2021	$949	$538,221	$2,359,421	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(27,796) allocated to redeemable non-controlling interest)	—	—	—	(145,746)	—	(145,746)	(5,996)	(151,742)
Common stock repurchases	(7)	—	(7,534)	—	—	(7,541)	—	(7,541)
Stock based compensation expense, net	5	—	5,329	—	—	5,334	—	5,334
Dividends declared on common stock	—	—	—	(76,164)	—	(76,164)	—	(76,164)
Dividends declared on preferred stock	—	—	—	(20,986)	—	(20,986)	—	(20,986)
Dividends attributable to dividend equivalents	—	—	—	(214)	—	(214)	—	(214)
Decrease in fair value of available for sale securities	—	—	—	—	(2,723)	(2,723)	—	(2,723)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(576)	(576)
Balance, June 30, 2022	$947	$538,221	$2,357,216	$(802,448)	$(945)	$2,092,991	$34,080	$2,127,071
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(16,658)	$(179,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net amortization	14,954	12,833
Depreciation and amortization expense related to operating real estate	12,167	87,981
Realized gains, net	(4,671)	(6,192)
Unrealized (gains) losses, net	(19,556)	151,353
Gain on sale of real estate	(1,879)	(373)
Impairment of real estate	27,139	—
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	693	603
Income from preferred equity, mezzanine loan and equity investments	(12,532)	(22,374)
Distributions of income from preferred equity, mezzanine loan and equity investments	12,711	27,098
Stock based compensation expense, net	2,992	5,334
Changes in operating assets and liabilities	(26,865)	1,474
Net cash (used in) provided by operating activities	(11,505)	78,199

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	595	24,374
Principal paydowns received on investment securities	7,475	24,106
Purchases of investment securities	(651,784)	—
Principal repayments received on residential loans	583,760	678,617
Proceeds from sales of residential loans	607	—
Purchases of residential loans	(190,268)	(1,570,452)
Principal repayments received on preferred equity and mezzanine loan investments	8,460	12,950
Return of capital from equity investments	25,677	30,250
Funding of preferred equity, mezzanine loan and equity investments	(30,933)	(19,191)
Funding of joint venture investments in Consolidated VIEs	—	(177,570)
Net payments received from derivative instruments	25,713	—
Net proceeds from sale of real estate	189,507	52,207
Cash received from initial consolidation of VIEs	—	6,897
Purchases of and capital expenditures on real estate	(32,967)	(173,539)
Purchases of other assets	(36)	(83)
Net cash used in investing activities	(64,194)	(1,111,434)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	406,527	1,138,474
Proceeds from issuance of collateralized debt obligations, net	—	508,819
Repayment of convertible notes	—	(138,000)
Repurchases of common stock	(3,610)	(7,541)
Repurchases of preferred stock	(1,026)	—
Dividends paid on common stock and dividend equivalents	(74,220)	(76,249)
Dividends paid on preferred stock	(20,985)	(20,417)
Net distributions to non-controlling interest in Consolidated VIEs	(6,729)	(2,386)
Payments made on and extinguishment of collateralized debt obligations	(106,282)	(86,429)
Payments made on Consolidated SLST CDOs	(21,572)	(71,654)
Net (payments made on) proceeds received from mortgages payable on real estate	(131,875)	2,475
Net cash provided by financing activities	40,228	1,247,092

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(35,471)	213,857
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	380,938	337,861
Cash, Cash Equivalents and Restricted Cash - End of Period	$345,467	$551,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$116,494	$60,711
Cash paid for income taxes	$239	$112

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$—	$664,437
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$518,229
Transfer from residential loans to real estate owned	$4,494	$1,855

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$29,925	$38,533
Dividends declared on preferred stock to be paid in subsequent period	$10,466	$10,493

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$232,497	$407,104
Restricted cash included in other assets	112,970	144,614
Total cash, cash equivalents, and restricted cash	$345,467	$551,718
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2023, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the accompanying condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its residential loans, multi-family loans, certain equity investments, Consolidated SLST CDOs, real estate held by Consolidated VIEs and redemption value of redeemable non-controlling interests in Consolidated VIEs. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023				December 31, 2022
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$827,747	$926,281	$1,739,045	$3,493,073	$1,152,502	$955,579	$1,790,179	$3,898,260
(Discount)/premium	(22,019)	(6,605)	(57,946)	(86,570)	(22,179)	(5,815)	(60,745)	(88,739)
Unrealized (losses) gains	(48,464)	(129,707)	(91,520)	(269,691)	(48,939)	(122,182)	(113,320)	(284,441)
Carrying value	$757,264	$789,969	$1,589,579	$3,136,812	$1,081,384	$827,582	$1,616,114	$3,525,080

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of June 30, 2023 and December 31, 2022 (see Note 12).
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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$305	$(23,332)	$(7,275)	$(30,078)	$(10,798)	$(34,883)

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(1,002)	$(7,525)	$23,279	$(55,602)	$(77,443)	$(72,657)

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

The Company recognized $0.9 million and $2.9 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2023, respectively. The Company recognized $3.2 million and $7.1 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2022, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2023 and December 31, 2022, respectively, are as follows:

	June 30, 2023			December 31, 2022
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	21.4%	10.7%	17.5%	24.3%	10.6%	19.2%
Florida	13.5%	10.3%	11.0%	13.2%	10.3%	10.2%
New York	9.0%	9.9%	8.4%	8.0%	9.8%	8.6%
New Jersey	7.0%	7.5%	5.5%	6.3%	7.4%	5.6%
Texas	6.6%	3.9%	7.8%	7.0%	4.0%	7.3%
Washington	5.1%	1.8%	2.9%	5.7%	1.8%	2.9%
Illinois	3.1%	7.2%	3.4%	2.6%	7.2%	3.2%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2023	$225,816	$253,378	$7,715	$8,474
December 31, 2022	149,076	159,981	8,382	9,132

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $100.6 million and $143.2 million were 90 days or more delinquent as of June 30, 2023 and December 31, 2022, respectively.

4. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Investment amount	$97,228	$88,249
Deferred loan fees, net	(485)	(428)
Unrealized gains (losses), net	679	(287)
Total, at Fair Value	$97,422	$87,534

For the three and six months ended June 30, 2023, the Company recognized $0.5 million and $1.0 million in net unrealized gains on multi-family loans, respectively. For the three and six months ended June 30, 2022, the Company recognized $11.9 thousand in net unrealized gains and $0.4 million in net unrealized losses on multi-family loans, respectively.
For the three and six months ended June 30, 2023, the Company recognized $0.2 million in premiums resulting from early redemption of multi-family loans. For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $1.0 million in premiums resulting from early redemption of multi-family loans, respectively. Premiums resulting from early redemption of multi-family loans are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,753	$3,363	$4,523	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of June 30, 2023 and December 31, 2022, respectively, are as follows:

	June 30, 2023	December 31, 2022
Texas	34.9%	30.1%
Tennessee	14.5%	15.6%
Florida	10.1%	10.9%
Arkansas	9.4%	—
Louisiana	7.0%	7.5%
Alabama	6.6%	7.1%
North Carolina	5.7%	6.1%
Indiana	5.2%	5.7%

5. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023				December 31, 2022
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS	$648,027	$—	$(7,894)	$640,133	$—	$—	$—	$—
Non-Agency RMBS	43,808	8,847	(12,864)	39,791	48,958	9,436	(13,469)	44,925
CMBS	32,016	—	(1,619)	30,397	32,033	—	(1,900)	30,133
ABS	—	—	—	—	797	59	—	856
Total investment securities available for sale - fair value option	723,851	8,847	(22,377)	710,321	81,788	9,495	(15,369)	75,914

CECL Securities
Non-Agency RMBS	25,713	—	(1,762)	23,951	25,616	—	(1,971)	23,645
Total investment securities available for sale - CECL Securities	25,713	—	(1,762)	23,951	25,616	—	(1,971)	23,645
Total	$749,564	$8,847	$(24,139)	$734,272	$107,404	$9,495	$(17,340)	$99,559

Accrued interest receivable for investment securities available for sale in the amount of $3.3 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and six months ended June 30, 2023, the Company recognized $8.5 million and $7.7 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively. For the three and six months ended June 30, 2022, the Company recognized $1.5 million in net unrealized gains and $3.1 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended June 30, 2022. The following table summarizes our investment securities sold during the three months ended June 30, 2023 and the six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
Total	$595	$—	$(41)	$(41)

	Six Months Ended June 30, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
Total	$595	$—	$(41)	$(41)

	Six Months Ended June 30, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
Total	$24,374	$374	$—	$374

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 36 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2023 and December 31, 2022, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.2 years and 7.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Weighted Average Life	June 30, 2023	December 31, 2022
0 to 5 years	$35,168	$39,655
Over 5 to 10 years	684,837	46,558
10+ years	14,267	13,346
Total	$734,272	$99,559

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three and six months ended June 30, 2023 and 2022.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

June 30, 2023	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$23,951	$(1,762)	$23,951	$(1,762)
Total	$—	$—	$23,951	$(1,762)	$23,951	$(1,762)

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)
Total	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)

At June 30, 2023, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

The following table presents the Company's equity investments as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
FF/RMI 20 Midtown, LLC	51%	$28,108	51%	$27,079
Palms at Cape Coral, LLC	34%	5,635	34%	5,429
America Walks at Port St. Lucie, LLC	62%	25,500	62%	29,873
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	18,894	57%	18,139
Lucie at Tradition Holdings, LLC	70%	18,473	70%	17,576
Syracuse Apartments and Townhomes, LLC	58%	20,854	58%	20,115
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,570	58%	9,277
Tides on 27th Investors, LLC	54%	16,721	—	—
1122 Chicago DE, LLC	—	—	53%	8,276
Bighaus, LLC	—	—	42%	16,482
Total - Multi-Family Preferred Equity Ownership Interests		143,755		152,246

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	25,000	—	27,500
Total - Single-Family Equity Ownership Interests		25,000		27,500
Total		$168,755		$179,746

(1)The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the six months ended June 30, 2023. The Company purchased $24.0 million and $40.0 million of residential loans from the entity during the three and six months ended June 30, 2023, respectively, and $82.1 million and $252.3 million of residential loans from the entity during the three and six months ended June 30, 2022, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and six months ended June 30, 2023 includes $5.3 thousand and $0.6 million of net unrealized gains, respectively. Income from these investments during the three and six months ended June 30, 2022 includes $0.3 million and $0.4 million of net unrealized gains, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2023	2022	2023	2022
1122 Chicago DE, LLC	$168	$241	$419	$478
Bighaus, LLC	164	472	701	937
FF/RMI 20 Midtown, LLC	935	812	1,734	1,610
Palms at Cape Coral, LLC	180	158	357	313
America Walks at Port St. Lucie, LLC	773	902	1,899	1,804
EHOF-NYMT Sunset Apartments Preferred, LLC	638	559	1,263	1,108
Lucie at Tradition Holdings, LLC	701	614	1,385	1,215
Syracuse Apartments and Townhomes, LLC	666	591	1,321	1,107
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	306	—	607	—
Tides on 27th Investors, LLC	501	—	1,298	—
DCP Gold Creek, LLC	—	(599)	—	254
Rigsbee Ave Holdings, LLC	—	—	—	(174)
Walnut Creek Properties Holdings, L.L.C.	—	—	—	(153)
Lurin-RMI, LLC	—	1,520	—	1,800
Somerset Deerfield Investor, LLC	—	596	—	1,183
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	—	163	—	322
Total Income - Multi-Family Preferred Equity Ownership Interests	$5,032	$6,029	$10,984	$11,804

For the three and six months ended June 30, 2023, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments. For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.5 million in premiums, respectively, resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying condensed consolidated statement of operations.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2023	2022	2023	2022
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$—	$1,750	$(2,500)	$1,750
Morrocroft Neighborhood Stabilization Fund II, LP (2)	—	22	—	50
Total Income (Loss) - Single-Family Equity Ownership Interests	$—	$1,772	$(2,500)	$1,800

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$(613)	$111	$(200)	$211
GWR Gateway Partners, LLC	(1,763)	188	(1,116)	338
Total (Loss) Income - Joint Venture Equity Investments in Multi-Family Properties	$(2,376)	$299	$(1,316)	$549

(1)Includes net unrealized losses of $1.0 million and $4.3 million for the three and six months ended June 30, 2023, respectively. Includes a net unrealized gain of $1.8 million for the three and six months ended June 30, 2022.
(2)The Company's equity investment was redeemed during the year ended December 31, 2022.
(3)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022 (see Note 9). Includes net unrealized losses of $2.4 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and net unrealized gains of $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of June 30, 2023 and December 31, 2022.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of June 30, 2023 and December 31, 2022, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

As of June 30, 2023 and December 31, 2022, the Consolidated SLST securities owned by the Company had a fair value of $170.0 million and $191.5 million, respectively (see Note 16). The Company’s investments in Consolidated SLST securities were not included as collateral to any Financing VIE as of June 30, 2023 and December 31, 2022.

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

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the three and six months ended June 30, 2022 (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash (1)	$1,474	$8,576
Operating real estate (1) (2)	202,220	730,988
Lease intangibles (1) (3)	14,431	41,892
Other assets (1)	2,706	8,836
Total assets	220,831	790,292

Mortgages payable on real estate, net (1)	156,494	566,250
Other liabilities (1)	1,482	4,662
Total liabilities	157,976	570,912

Non-controlling interests (4)	5,805	16,293
Net assets consolidated	$57,050	$203,087

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of June 30, 2023 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$9,430	$9,430
Residential loans, at fair value	1,589,579	789,969	—	2,379,548
Real estate, net held in Consolidated VIEs (1)	—	—	543,833	543,833
Assets of disposal group held for sale (2)	—	—	957,904	957,904
Other assets	98,486	3,071	13,470	115,027
Total assets	$1,688,065	$793,040	$1,524,637	$4,005,742

Collateralized debt obligations ($1,369,632 at amortized cost, net and $617,168 at fair value)	$1,369,632	$617,168	$—	$1,986,800
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	397,075	397,075
Liabilities of disposal group held for sale (2)	—	—	755,840	755,840
Other liabilities	8,417	4,525	10,479	23,421
Total liabilities	$1,378,049	$621,693	$1,163,394	$3,163,136
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$34,571	$34,571
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$28,280	$28,280
Net investment (6)	$310,016	$171,347	$298,392	$779,755

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended June 30,
	2023			2022
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$8,440	$—	$8,440	$9,254	$—	$9,254
Interest expense	5,966	—	5,966	6,208	—	6,208
Total net interest income	2,474	—	2,474	3,046	—	3,046

Realized gains, net	—	4,820	4,820	—	—	—
Unrealized (losses) gains, net	(12,328)	1,736	(10,592)	(4,275)	—	(4,275)
Income from real estate	—	41,885	41,885	—	34,409	34,409
Other losses	—	(16,839)	(16,839)	—	—	—
Total non-interest (loss) income	(12,328)	31,602	19,274	(4,275)	34,409	30,134

Expenses related to real estate	—	49,881	49,881	—	81,485	81,485

Net loss	(9,854)	(18,279)	(28,133)	(1,229)	(47,076)	(48,305)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	3,892	3,892	—	18,922	18,922
Net loss attributable to Company	$(9,854)	$(14,387)	$(24,241)	$(1,229)	$(28,154)	$(29,383)

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Six Months Ended June 30,
	2023			2022
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$17,173	$—	$17,173	$18,635	$—	$18,635
Interest expense	12,280	—	12,280	12,186	—	12,186
Total net interest income	4,893	—	4,893	6,449	—	6,449

Realized gains, net	—	4,820	4,820	—	—	—
Unrealized (losses) gains, net	(10,029)	438	(9,591)	(19,555)	—	(19,555)
Income from real estate	—	80,960	80,960	—	58,047	58,047
Other losses	—	(27,098)	(27,098)	—	—	—
Total non-interest (loss) income	(10,029)	59,120	49,091	(19,555)	58,047	38,492

Expenses related to real estate	—	97,943	97,943	—	134,766	134,766

Net loss	(5,136)	(38,823)	(43,959)	(13,106)	(76,719)	(89,825)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	10,593	10,593	—	33,792	33,792
Net loss attributable to Company	$(5,136)	$(28,230)	$(33,366)	$(13,106)	$(42,927)	$(56,033)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$54,352	$53,361	$63,803	$66,392
Contributions	—	41	—	315
Distributions	—	(1,133)	(3,950)	(1,810)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(3,184)	(15,168)	(8,685)	(27,796)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	(16,597)	—	(16,597)	—
Ending balance	$34,571	$37,101	$34,571	$37,101

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest include a weighted average capitalization rate of 5.6% (ranges from 5.3% to 6.5%) and a weighted average discount rate of 14.7% (ranges from 13.6% to 15.6%).

Unconsolidated VIEs

As of June 30, 2023 and December 31, 2022, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2023 and December 31, 2022, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
Non-Agency RMBS	$—	$27,163	$—	$—	$27,163
Preferred equity investments in multi-family properties	97,422	—	143,755	—	241,177
Joint venture equity investments in multi-family properties	—	—	—	7,695	7,695
Maximum exposure	$97,422	$27,163	$143,755	$7,695	$276,035

	December 31, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$856	$—	$—	$856
Non-Agency RMBS	—	29,290	—	—	29,290
Preferred equity investments in multi-family properties	87,534	—	152,246	—	239,780
Joint venture equity investments in multi-family properties	—	—	—	9,010	9,010
Maximum exposure	$87,534	$30,146	$152,246	$9,010	$278,936

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Land	$89,550	$89,550
Building and improvements	634,197	611,102
Furniture, fixture and equipment	15,710	13,540
Real estate	$739,457	$714,192
Accumulated depreciation	(33,391)	(21,224)
Real estate, net (1)	$706,066	$692,968

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

Multi-family Apartment Properties

As of June 30, 2023 and December 31, 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

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

Single-family Rental Properties

As of June 30, 2023 and December 31, 2022, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles included in other assets were fully amortized as of June 30, 2023 and December 31, 2022.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses related to operating real estate are included in expenses related to real estate on the accompanying condensed consolidated statements of operations. The following table presents depreciation and amortization expenses for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense on operating real estate	$6,128	$15,132	$12,167	$25,244
Amortization of lease intangibles related to operating real estate	—	37,262	—	62,737
Total depreciation and amortization (1)	$6,128	$52,394	$12,167	$87,981

(1)Amounts for the three and six months ended June 30, 2022 include depreciation and amortization of multi-family properties that have been reclassified to assets held in disposal group held for sale.

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

During the three months ended June 30, 2023, four of the joint ventures in which the Company held a common equity investment sold their multi-family apartment communities for approximately $187.7 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgages payable in the amount of approximately $150.2 million. The sales generated net gains of approximately $3.1 million and losses on extinguishment of debt of approximately $1.9 million, both of which are primarily included in other income on the accompanying condensed consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $1.9 million, resulting in net losses attributable to the Company's common shareholders of approximately $0.6 million.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents (1)	$24,097	$13,944
Equity investments	7,695	9,010
Real estate, net (1)	889,242	1,079,942
Other assets (1)	44,565	48,888
Total assets of disposal group held for sale	$965,599	$1,151,784

Mortgages payable on real estate	$734,997	$865,414
Other liabilities	20,843	18,398
Total liabilities of disposal group held for sale (1)	$755,840	$883,812

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $20.2 million and $23.9 million as of June 30, 2023 and December 31, 2022, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. As of June 30, 2023, the fair value, net of selling costs of multi-family properties owned by four of the joint venture equity investments was less than the properties' net carrying values. The Company recognized net impairments of $16.9 million and $27.1 million in the three and six months ended June 30, 2023, respectively, which are included in other income on the accompanying condensed consolidated statements of operations. See Note 16 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Pretax loss of disposal group held for sale	$(20,717)	$(31,324)	$(37,085)	$(47,973)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	742	3,279	1,956	5,064
Pretax loss of disposal group attributable to Company's common stockholders	$(19,975)	$(28,045)	$(35,129)	$(42,909)

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
The Company has equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.
The Company did not have any interest rate swap or option transactions in 2022.
The following table summarizes the Company's derivative instruments as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate caps (1)	Other assets	$2,454	$2,473
Options	Other assets	156	—
Interest rate swaps	Other assets	—	—
Total derivative assets		$2,610	$2,473
(1)See Notes 12 and 14 for information regarding interest rate cap contracts.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps are cleared through a central clearing house, CME Group Inc. ("CME Clearing"), which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. The following table presents a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,454	$—	$—	$2,454
Options	156	—	—	156
Interest rate swaps	14,919	(960)	(13,959)	—
Total derivative assets	$17,529	$(960)	$(13,959)	$2,610

Derivative liabilities
Interest rate swaps	$(960)	$960	$—	$—
Total derivative liabilities	$(960)	$960	$—	$—

	December 31, 2022
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,473	$—	$—	$2,473
Total derivative assets	$2,473	$—	$—	$2,473

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps determined by CME Clearing, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. As of June 30, 2023, an initial margin account balance of approximately $17.0 million and excess margin in the amount of approximately $2.4 million are included in other assets on the accompanying condensed consolidated balance sheets.

The table below summarizes the activity of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2023, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended June 30, 2023
Type of Derivative Instrument	March 31, 2023	Additions	Terminations	June 30, 2023
Options	$500,053	$95	$(500,067)	$81
Interest rate swaps	341,300	559,625	—	900,925

	Notional Amount For the Six Months Ended June 30, 2023
Type of Derivative Instrument	December 31, 2022	Additions	Terminations	June 30, 2023
Options	$—	$500,148	$(500,067)	$81
Interest rate swaps	—	900,925	—	900,925

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in non-interest income (loss) in our condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Options	$(1,608)	$(554)	$(1,608)	$(974)
Interest rate swaps	—	16,446	—	13,959
Total	$(1,608)	$15,892	$(1,608)	$12,985

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of June 30, 2023 (dollar amounts in thousands):

	June 30, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$554,025	4.20%	5.02%
2026	80,000	3.51%	5.05%
2028	167,250	3.48%	5.04%
2033	75,650	3.44%	5.01%
Total	$876,925	3.93%	5.02%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of June 30, 2023 (dollar amounts in thousands):

	June 30, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$8,000	3.36%	4.99%
2033	16,000	3.21%	4.99%
Total	$24,000	3.26%	4.99%

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

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Restricted cash (1)	$112,970	$136,220
Accrued interest receivable	30,828	34,067
Collections receivable from residential loan servicers	27,519	15,374
Recoverable advances on residential loans	15,597	13,979
Other receivables	14,157	11,357
Other assets in consolidated multi-family properties	12,756	13,681
Operating lease right-of-use assets	7,222	7,831
Real estate owned	5,789	18,588
Deferred tax assets	2,816	2,671
Derivative assets (2)	2,610	2,473
Other	5,360	3,115
Total	$237,624	$259,356

(1)Restricted cash represents cash held by third parties, including initial margin for interest rate swap contracts and cash held by the Company's securitization trusts and consolidated multi-family properties.
(2)Includes derivative asset held in a consolidated multi-family property.

Other Liabilities

The following table presents the components of the Company's other liabilities as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Dividends and dividend equivalents payable	$40,391	$49,996
Accrued interest payable	12,977	10,629
Accrued expenses and other liabilities in consolidated multi-family properties	10,479	10,511
Accrued expenses	9,632	15,576
Operating lease liabilities	7,753	8,383
Deferred revenue	5,648	7,131
Advanced remittances from residential loan servicers	5,269	9,098
Unfunded commitments for residential loans	2,432	2,950
Deferred tax liabilities	279	394
Other	2,934	1,323
Total	$97,794	$115,991

12. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	June 30, 2023	December 31, 2022
Investment securities	$664,459	$50,077
Residential loans	404,370	686,946
Single-family rental properties	76,279	—
Total carrying value	$1,145,108	$737,023

As of June 30, 2023, the Company's had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP and Bank of America at 7.18% and 6.06%, respectively. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of June 30, 2023, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of June 30, 2023, the Company had $223.1 million included in cash and cash equivalents and $205.4 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at June 30, 2023 (dollar amounts in thousands):

Unencumbered Securities	June 30, 2023
Agency RMBS	$37,828
Non-Agency RMBS (1) (2)	137,217
CMBS	30,397
Total	$205,442

(1)Includes IOs in Consolidated SLST with a fair value of $18.4 million as of June 30, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $55.1 million as of June 30, 2023. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $245.9 million at June 30, 2023.

Residential Loans and Single-family Rental Properties

The Company has repurchase agreements with four financial institutions to fund the purchase of residential loans and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
June 30, 2023	$1,975,000	$481,947	$(1,298)	$480,649	$659,320	7.57%	11.79
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $187.6 million, a weighted average rate of 7.79%, and weighted average months to maturity of 19.88 months as of June 30, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022.
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
(3)Includes residential loans with an aggregate fair value of $511.3 million and single-family rental properties with a net carrying value of $148.0 million as of June 30, 2023. Includes residential loans with an aggregate fair value of $867.0 million as of December 31, 2022.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with one of the counterparties with an aggregate outstanding balance of $294.4 million as of June 30, 2023 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company, as required by a repurchase agreement with one counterparty, has entered into an interest rate cap contract that limits the indexed portion of the interest rate on the related repurchase agreement to a strike price of Term SOFR of 4.10% on the $111.0 million notional amount with an expiration date of November 17, 2024. The fair value of the interest rate cap contract of $1.7 million and $1.5 million is included in other assets in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. The Company recognized unrealized gains of $0.7 million and $0.6 million for the three and six months ended June 30, 2023, respectively, which is included in non-interest (loss) income in the condensed consolidated statements of operations.

As of June 30, 2023, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity. The Company is in compliance with such covenants as of June 30, 2023 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of June 30, 2023 and December 31, 2022, the Company had amounts outstanding under repurchase agreements with four counterparties and one counterparty, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023			December 31, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$574,225	$602,306	$609,772	$—	$—	$—
Non-Agency RMBS (1) (2)	90,234	201,439	252,979	50,077	170,551	210,733
Balance at end of the period	$664,459	$803,745	$862,751	$50,077	$170,551	$210,733

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $151.6 million as of June 30, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

(2)Includes securities repurchased from our residential loan securitizations with a fair value of $49.8 million as of June 30, 2023. Amounts included in amortized cost of collateral pledged for repurchased securities represent the current par value of the securities. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of June 30, 2023 and December 31, 2022, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 89.9% and 30.0%, respectively, that implies an average "haircut" of 10.1% and 70.0%, respectively. As of June 30, 2023, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS and non-Agency RMBS was approximately 4.4% and 46.1%, respectively.

As of June 30, 2023 and December 31, 2022, the average days to maturity for repurchase agreements secured by investment securities were 52 days and 9 days, respectively, and the weighted average interest rates were 5.48% and 5.28%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2023 and December 31, 2022 amounted to $4.0 million and $0.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Contractual Maturity	June 30, 2023	December 31, 2022
Within 30 days	$137,525	$50,077
Over 30 day to 90 days	526,934	—
Over 90 days	—	—
Total	$664,459	$50,077

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$677,836	$617,168	2.75%	2059
Residential loan securitizations	1,390,382	1,369,632	3.59%	2026 - 2062
Total collateralized debt obligations	$2,068,218	$1,986,800

	December 31, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$699,408	$634,495	2.75%	2059
Residential loan securitizations	1,498,198	1,468,222	3.54%	2026 - 2062
Total collateralized debt obligations	$2,197,606	$2,102,717

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
(3)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 16).

The Company's CDOs as of June 30, 2023 had stated maturities as follows:

Year ending December 31,	Total
2023	$—
2024	—
2025	—
2026	112,406
2027	225,000
Thereafter	1,730,812
Total	$2,068,218

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

As of June 30, 2023, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $2.3 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

As of June 30, 2023, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of June 30, 2023 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 4, 2023, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Convertible Notes

The Company redeemed its $138.0 million aggregate principal amount of 6.25% Senior Convertible Notes (the "Convertible Notes") at maturity on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

The following table presents interest expense from the Convertible Notes for the six months ended June 30, 2022 (dollar amounts in thousands):

For the Six Months Ended June 30, 2022
Contractual interest expense	$335
Amortization of underwriter's discount and deferred charges	103
Total	$438

Mortgages Payable on Real Estate

As of June 30, 2023 and December 31, 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

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

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
June 30, 2023	$400,993	$399,743	$(2,668)	$397,075	2025 - 2032	4.32%
December 31, 2022	398,703	397,453	(2,746)	394,707	2025 - 2032	4.21%

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
(3)For variable-rate mortgages payable, the joint venture entity, as required by the loan agreement, entered into an interest rate cap contract with a counterparty that limits the indexed portion of the interest rate to a strike price of Term SOFR of 2.0% on the $29.0 million notional amount with an expiration date of April 1, 2024. The fair value of the interest rate cap contract of $0.7 million and $1.0 million is included in other assets in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. The consolidated multi-family apartment communities recognized unrealized gains on interest rate cap contracts of $0.1 million for the three and six months ended June 30, 2023, which is included in non-interest income (loss) in the condensed consolidated statements of operations.

Debt Maturities

As of June 30, 2023, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2023	$—
2024	—
2025	27,750
2026	127,051
2027	—
2028	—
Thereafter	389,942
$544,743

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2023, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Investment Commitment

On December 7, 2021, the Company entered into an agreement with certain members of its existing joint ventures to fund joint venture equity investments in multi-family properties totaling $40.0 million, to the extent investment opportunities meet defined investment standards. The commitment expires on December 7, 2023 and the Company has not funded any joint venture equity investments per the agreement as of August 4, 2023.

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

The Company independently calculates valuations for residential loans based on discounted cash flows using an internal pricing model to validate all third party valuations of residential loans. The Company has established thresholds to compare internally generated prices with independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

The Company obtains additional third-party valuations for interest rate swaps, interest rate cap agreements and option contracts. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$757,264	$757,264	$—	$—	$1,081,384	$1,081,384
Consolidated SLST	—	—	789,969	789,969	—	—	827,582	827,582
Residential loans held in securitization trusts	—	—	1,589,579	1,589,579	—	—	1,616,114	1,616,114
Multi-family loans	—	—	97,422	97,422	—	—	87,534	87,534
Investment securities available for sale:
Agency RMBS	—	640,133	—	640,133	—	—	—	—
Non-Agency RMBS	—	63,742	—	63,742	—	68,570	—	68,570
CMBS	—	30,397	—	30,397	—	30,133	—	30,133
ABS	—	—	—	—	—	856	—	856
Equity investments (1)	—	—	168,755	168,755	—	—	179,746	179,746
Derivative assets:
Interest rate caps (1) (2)	—	2,454	—	2,454	—	2,473	—	2,473
Options (2)	—	156	—	156	—	—	—	—
Assets of disposal group held for sale (3)	—	20,779	7,695	28,474	—	29,418	9,010	38,428
Total	$—	$757,661	$3,410,684	$4,168,345	$—	$131,450	$3,801,370	$3,932,820
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$617,168	$617,168	$—	$—	$634,495	$634,495
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$—	$617,168	$617,168	$—	$—	$634,495	$634,495

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets in the condensed consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $20.8 million and $29.4 million as of June 30, 2023 and December 31, 2022, respectively, and equity investments classified as Level 3 instruments in the amount of $7.7 million and $9.0 million as of June 30, 2023 and December 31, 2022, respectively.
(4)All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative assets of $14.9 million and derivative liabilities of $1.0 million netted against a variation margin of $14.0 million at June 30, 2023.

The following tables detail changes in valuation for the Level 3 assets for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended June 30, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$921,000	$829,153	$1,624,703	$95,309	$191,148	$10,070	$3,671,383
Total (losses)/gains (realized/unrealized)
Included in earnings	772	(24,154)	(5,139)	3,440	5,032	(2,375)	(22,424)
Transfers out (1)	(2,664)	—	(1,504)	—	—	—	(4,168)
Transfer to securitization trust, net (2)	(103,972)	—	103,972	—	—	—	—
Funding/Contributions	—	—	—	8,985	—	—	8,985
Paydowns/Distributions	(144,017)	(15,030)	(152,133)	(10,312)	(27,425)	—	(348,917)
Sales	—	—	(441)	—	—	—	(441)
Purchases	86,145	—	20,121	—	—	—	106,266
Balance at the end of period	$757,264	$789,969	$1,589,579	$97,422	$168,755	$7,695	$3,410,684

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended June 30, 2023, the Company transferred certain business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	Three Months Ended June 30, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$1,721,218	$969,853	$1,262,356	$110,208	$225,300	$4,288,935
Total (losses)/gains (realized/unrealized)
Included in earnings	(28,405)	(11,607)	(32,206)	3,040	8,840	(60,338)
Transfers out (1)	(785)	—	(191)	—	—	(976)
Transfer to securitization trust, net (2)	(78,130)	—	78,130	—	—	—
Paydowns/Distributions	(166,989)	(37,468)	(120,164)	(6,423)	(10,489)	(341,533)
Sales	320	—	—	—	—	320
Purchases	746,090	—	27,170	—	—	773,260
Balance at the end of period	$2,193,319	$920,778	$1,215,095	$106,825	$223,651	$4,659,668

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended June 30, 2022, the Company transferred certain performing, re-performing and business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

	Six Months Ended June 30, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total (losses)/gains (realized/unrealized)
Included in earnings	173	(9,033)	27,902	6,329	8,483	(1,315)	32,539
Transfers out (1)	(2,757)	—	(1,737)	—	—	—	(4,494)
Transfer to securitization trust, net (2)	(190,082)	—	190,082	—	—	—	—
Funding/Contributions	—	—	—	15,405	15,528	—	30,933
Paydowns/Distributions	(285,372)	(28,580)	(283,044)	(11,846)	(35,002)	—	(643,844)
Sales	(166)	—	(441)	—	—	—	(607)
Purchases	154,084	—	40,703	—	—	—	194,787
Balance at the end of period	$757,264	$789,969	$1,589,579	$97,422	$168,755	$7,695	$3,410,684

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the six months ended June 30, 2023, the Company transferred certain business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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

The following table details changes in valuation for the Level 3 liabilities for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended June 30,
	2023	2022
Balance at beginning of period	$638,513	$754,264
Total gains (realized/unrealized)
Included in earnings	(10,266)	(6,094)
Paydowns	(11,079)	(37,937)
Balance at the end of period	$617,168	$710,233

	Consolidated SLST CDOs
	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$634,495	$839,419
Total gains (realized/unrealized)
Included in earnings	4,245	(57,532)
Paydowns	(21,572)	(71,654)
Balance at the end of period	$617,168	$710,233

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

June 30, 2023	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,121,820	Discounted cash flow	Lifetime CPR	4.7%	—	-	36.3%
			Lifetime CDR	0.8%	—	-	35.5%
			Loss severity	13.8%	—	-	100.0%
			Yield	7.8%	5.6%	-	47.8%

	$225,023	Liquidation model	Annual home price appreciation/(depreciation)	0.1%	(1.6)%	-	3.7%
			Liquidation timeline (months)	18	2	-	54
			Property value	$2,329,886	$15,300	-	$13,800,000
			Yield	7.6%	6.9%	-	28.9%

Consolidated SLST (3)	$789,969		Liability price	N/A

Total	$3,136,812

Multi-family loans (1)	$97,422	Discounted cash flow	Discount rate	12.5%	11.0%	-	20.5%
			Months to assumed redemption	31	4	-	58
			Loss severity	—

Equity investments (1) (2)	$143,755	Discounted cash flow	Discount rate	13.6%	13.0%	-	15.5%
			Months to assumed redemption	21	1	-	57
			Loss severity	—

Equity investments in disposal group held for sale (2)	$7,695	Discounted cash flow	Discount rate	16.0%	16.0%	-	16.0%
			Months to assumed redemption	15	15	-	15
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$617,168	Discounted cash flow	Yield	5.6%	4.8%	-	10.0%
			Collateral prepayment rate	5.9%	2.7%	-	6.8%
			Collateral default rate	1.4%	—	-	10.1%
			Loss severity	21.5%	2.1%	-	26.3%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At June 30, 2023, the fair value of investment securities we own in Consolidated SLST amounts to $170.0 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2023 and 2022, respectively, for our Level 3 assets and liabilities held as of June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assets
Residential loans:
Residential loans (1)	$(449)	$(29,826)	$(4,344)	$(55,058)
Consolidated SLST (1)	(23,332)	(10,798)	(7,525)	(77,443)
Residential loans held in securitization trusts (1)	(8,169)	(33,262)	21,497	(64,729)
Multi-family loans (1)	334	181	779	358
Equity investments (2)	(1,083)	3,139	(3,675)	3,593
Equity investments in disposal group held for sale (2)	(2,375)	—	(1,315)	—
Liabilities
Consolidated SLST CDOs (1)	11,004	6,523	(2,504)	57,889

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$232,497	$232,497	$244,718	$244,718
Residential loans	Level 3	3,136,812	3,136,812	3,525,080	3,525,080
Multi-family loans	Level 3	97,422	97,422	87,534	87,534
Investment securities available for sale	Level 2	734,272	734,272	99,559	99,559
Equity investments	Level 3	168,755	168,755	179,746	179,746
Equity investments in disposal group held for sale	Level 3	7,695	7,695	9,010	9,010
Derivative assets	Level 2	2,610	2,610	2,473	2,473
Derivative assets in disposal group held for sale	Level 2	20,779	20,779	29,418	29,418
Financial Liabilities:
Repurchase agreements	Level 2	1,145,108	1,145,108	737,023	737,023
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,369,632	1,294,577	1,468,222	1,383,715
Consolidated SLST	Level 3	617,168	617,168	634,495	634,495
Subordinated debentures	Level 3	45,000	35,829	45,000	32,721
Senior unsecured notes	Level 2	97,742	91,839	97,384	91,104
Mortgages payable on real estate	Level 3	397,075	373,616	394,707	377,327
Mortgages payable on real estate in disposal group held for sale	Level 3	734,997	733,983	865,414	864,758

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

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,227,954 and 22,284,994 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of Preferred Stock from time to time in open market transactions, including through block purchases or privately negotiated transactions. During the three months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 6,605 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.7 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.88 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.2 million during three months ended June 30, 2023.

During the six months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 25,782 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $1.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.13 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.3 million during six months ended June 30, 2023. As of June 30, 2023, $99.0 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

June 30, 2023

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,107,318	$147,745	$152,683	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,403,209	179,151	185,080	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,743,209	138,490	143,580	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	2,974,218	71,597	74,356	7.000%	January 15, 2027
Total	31,500,000	22,227,954	$536,983	$555,699

December 31, 2022

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	3,000,000	72,218	75,000	7.000%	January 15, 2027
Total	31,500,000	22,284,994	$538,351	$557,125

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2022 through June 30, 2023:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
June 6, 2023	July 1, 2023	July 15, 2023	$0.50	$0.4921875	$0.4296875	$0.43750
March 9, 2023	April 1, 2023	April 15, 2023	0.50	0.4921875	0.4296875	0.43750
December 12, 2022	January 1, 2023	January 15, 2023	0.50	0.4921875	0.4296875	0.43750
September 16, 2022	October 1, 2022	October 15, 2022	0.50	0.4921875	0.4296875	0.43750
June 17, 2022	July 1, 2022	July 15, 2022	0.50	0.4921875	0.4296875	0.43750
March 14, 2022	April 1, 2022	April 15, 2022	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 91,250,399 and 91,193,688 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. The Company did not repurchase shares of its common stock during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company repurchased 377,508 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $3.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.56 per common share. During the three and six months ended June 30, 2022, the Company repurchased 2,794,824 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $7.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $2.69 per common share. As of June 30, 2023, $199.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2022 through June 30, 2023:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	$0.30
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.40
Fourth Quarter 2022	December 12, 2022	December 27, 2022	January 26, 2023	0.40
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	0.40
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.40
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.40

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

18. Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted loss per common share takes into account the effect of dilutive instruments, such as convertible notes, performance share units ("PSUs") and restricted stock units ("RSUs"), and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the six months ended June 30, 2022, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three and six months ended June 30, 2023 and 2022, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share under the treasury stock method.

The following table presents the computation of basic and diluted loss per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Loss per Common Share:
Net loss attributable to Company	$(26,928)	$(71,896)	$(6,065)	$(145,746)
Less: Preferred Stock dividends	(10,474)	(10,493)	(20,958)	(20,986)
Plus: Gain on repurchase of Preferred Stock	200	—	342	—
Net loss attributable to Company's common stockholders	$(37,202)	$(82,389)	$(26,681)	$(166,732)
Basic weighted average common shares outstanding	91,193	95,300	91,254	95,250
Basic Loss per Common Share	$(0.41)	$(0.86)	$(0.29)	$(1.75)

Diluted Loss per Common Share:
Net loss attributable to Company	$(26,928)	$(71,896)	$(6,065)	$(145,746)
Less: Preferred Stock dividends	(10,474)	(10,493)	(20,958)	(20,986)
Plus: Gain on repurchase of Preferred Stock	200	—	342	—
Net loss attributable to Company's common stockholders	$(37,202)	$(82,389)	$(26,681)	$(166,732)
Weighted average common shares outstanding	91,193	95,300	91,254	95,250
Diluted weighted average common shares outstanding	91,193	95,300	91,254	95,250
Diluted Loss per Common Share	$(0.41)	$(0.86)	$(0.29)	$(1.75)

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

Of the common stock authorized at June 30, 2023, 6,235,268 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of June 30, 2023. The Company’s employees have been issued 1,219,435 shares of restricted stock under the 2017 Plan as of June 30, 2023. At June 30, 2023, there were 549,121 shares of non-vested restricted stock outstanding, 1,802,352 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 351,974 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and six months ended June 30, 2023, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.9 million and $1.9 million, respectively. During the three and six months ended June 30, 2022, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.1 million and $2.3 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the six months ended June 30, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	526,074	$16.34	477,276	$20.20
Granted	275,248	12.36	304,417	14.36
Vested	(244,015)	18.18	(221,239)	21.97
Forfeited	(8,186)	12.92	(14,958)	15.84
Non-vested shares as of June 30	549,121	$13.58	545,496	$16.31
Restricted stock granted during the period	275,248	$12.36	304,417	$14.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2023 and 2022, the Company had unrecognized compensation expense of $5.9 million and $6.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at June 30, 2023 is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted shares vested during the six months ended June 30, 2023 and 2022 was approximately $3.0 million and $3.2 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the six months ended June 30, 2023 and 2022, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	786,577	$23.06	844,185	$21.70
Granted	366,210	13.41	211,133	19.47
Vested	(201,978)	28.18	(268,729)	16.00
Forfeited	(44,984)	(20.89)	—	—
Non-vested target PSUs as of June 30	905,825	$18.12	786,589	$23.05

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,583 shares of common stock during the six months ended June 30, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 183,374 shares of common stock during the six months ended June 30, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 268,729. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2023 and 2022, there was $7.8 million and $8.8 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2023 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the PSUs was $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively. Compensation expense related to the PSUs was $1.5 million and $3.0 million for the three and six months ended June 30, 2022, respectively.

(c) Restricted Stock Units

During the six months ended June 30, 2023 and 2022, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

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

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	263,708	$16.11	254,052	$17.45
Granted	244,140	10.24	105,566	14.88
Vested	(131,094)	17.40	(95,910)	18.32
Forfeited	(24,780)	14.80	—	—
Non-vested RSUs as of June 30	351,974	$11.65	263,708	$16.10

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the six months ended June 30, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the six months ended June 30, 2022, 95,910 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2023 and 2022, there was $3.3 million and $3.2 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2023 is expected to be recognized over a weighted average period of 2.1 years. Compensation expense related to the RSUs was $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively. Compensation expense related to the RSUs was $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

20. Income Taxes

For the three and six months ended June 30, 2023 and 2022, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit)/provision for the three and six months ended June 30, 2023 and 2022, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current income tax expense	$70	$166	$256	$231
Deferred income tax benefit	(88)	(76)	(259)	(164)
Total income tax (benefit)/provision	$(18)	$90	$(3)	$67

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of June 30, 2023 and December 31, 2022, respectively, are as follows (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$5,483	$3,513
Capital loss carryover	16,663	16,045
GAAP/Tax basis differences	6,522	1,869
Total deferred tax assets (1)	28,668	21,427
Deferred tax liabilities
GAAP/Tax basis differences	279	394
Total deferred tax liabilities (2)	279	394
Valuation allowance (1)	(25,852)	(18,756)
Total net deferred tax asset	$2,537	$2,277

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2023, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $16.1 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of June 30, 2023, the Company, through its wholly-owned TRSs, had also incurred approximately $48.9 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2028 if they are not offset by future capital gains.

At June 30, 2023, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $7.1 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Residential loans
Residential loans	$12,290	$32,669	$29,244	$57,502
Consolidated SLST	8,440	9,254	17,173	18,635
Residential loans held in securitization trusts	25,136	18,853	49,857	35,486
Total residential loans	45,866	60,776	96,274	111,623
Multi-family loans	2,742	2,834	5,179	5,785
Investment securities available for sale	7,491	4,331	10,659	9,006
Other	1,441	79	2,564	107
Total interest income	57,540	68,020	114,676	126,521
Interest expense
Repurchase agreements	16,847	11,647	29,915	17,178
Collateralized debt obligations
Consolidated SLST	5,966	6,208	12,280	12,186
Residential loan securitizations	16,950	8,728	34,327	16,185
Total collateralized debt obligations	22,916	14,936	46,607	28,371
Convertible notes	—	—	—	438
Senior unsecured notes	1,618	1,607	3,232	3,210
Subordinated debentures	1,023	550	1,985	1,008
Total interest expense	42,404	28,740	81,739	50,205
Net interest income	$15,136	$39,280	$32,937	$76,316

22. Other (Loss) Income

The following table details the components of the Company's other (loss) income for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$186	$980	$186	$2,483
Gain on sale of real estate (2)	1,879	4	1,879	373
Impairment of real estate (2)	(16,864)	—	(27,139)	—
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(1,863)	—	(693)	(603)
Miscellaneous	95	121	202	278
Total other (loss) income	$(16,567)	$1,105	$(25,565)	$2,531

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)See Notes 8 and 9 for description of nature of transactions out of which items arose.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income, distribution and ownership tests and record keeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on income generated in our TRSs.

Reverse Stock Split

On February 22, 2023, we announced that our Board of Directors had unanimously approved a reverse stock split of our common stock at a ratio of one-for-four (the “Reverse Stock Split”). The Reverse Stock Split was effected as of 12:01 a.m., New York City time, on March 9, 2023 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of our common stock remained unchanged at $0.01 per share after the Reverse Stock Split. All references made to common share or per common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Executive Summary

Since the significant market disruption that occurred in March 2020, we have endeavored to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through proprietary sourcing channels. Building scale in the portfolio and momentum in investment activity has proven challenging in the months since the March 2020 market disruption, with initial challenges driven in large part by robust market demand for credit assets as well as elevated prepayment and redemption activity. Market opportunities in our areas of investment focus became more abundant from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the markets experienced extreme interest rate volatility and credit spread widening due to the Federal Reserve's actions to increase the federal funds target rate by a combined 525 bps during 2022 through July of 2023 in an effort to curtail inflation. We chose to significantly curtail our investment activity and pipeline late in the second quarter of 2022. In light of current market conditions, which include increased volatility in the broader financial markets and the risk of the U.S. economy entering into a recession in the coming months, we have been selective in pursuing investments across the residential housing sector, choosing instead to focus on further enhancing our liquidity, strengthening our balance sheet, protecting our book value and enhancing our asset management platform.

In September 2022, we announced that our Board of Directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose of our joint venture equity interests in multi-family properties over time and, following disposition, reallocate the capital associated with such assets to our targeted assets. We disposed of four of our multi-family joint venture properties in the second quarter of 2023, are currently under a purchase and sale agreement on two of our multi-family joint venture properties and we are also considering various other opportunities to monetize our interests within our portfolio of multi-family joint venture equity investments. We believe that through a well-navigated disposition process, we can rotate this portfolio over time to more attractive investments. We expect to continue to invest in multi-family Mezzanine Lending going forward, which remains one of our targeted assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) non-Agency RMBS, (iv) Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. In the first half of 2023, we started to deploy capital into Agency RMBS, while continuing to be selective in adding credit-related assets. We believe the Agency RMBS market is a compelling asset class in which to invest in the near term, as the sector is trading at historically wide spread levels resulting from volatility in interest rates and supply and demand technicals due to reduced regional bank and Federal Reserve demand. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

As of June 30, 2023, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "Capital Allocation") increased slightly to 0.70x and 0.60x, respectively, from 0.40x and 0.30x, respectively, as of March 31, 2023. While our financing leverage remains low relative to historical levels, the slight increase in the quarter is primarily due to the financing of newly-acquired, highly liquid Agency RMBS. Currently, only 36% of our debt is subject to mark-to-market margin calls, which is comprised of 21% collateralized by Agency RMBS and 15% collateralized by residential credit assets. The remaining 64% of our debt have no exposure to collateral repricing by our counterparties. Although we expect our leverage to move modestly higher as we expand our holding of Agency RMBS, we expect to continue to place a greater emphasis on procuring longer-termed and non-mark-to-market financing arrangements that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets, as we believe it better allows us to manage our liquidity risk and reduce exposures to extreme market dislocations like those caused by the COVID-19 pandemic during March 2020.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS. We expect to remain selective in acquiring single-family and multi-family residential credit assets in anticipation of near-term market dislocation that may lead to superior total return opportunities and remain committed to prudently managing our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our adjusted book value per common share during the expected continued volatile periods in the near future and will better position us to deploy capital in the market cycles ahead. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Portfolio Update

In the three months ended June 30, 2023, we continued to selectively pursue new single-family residential loans and multi-family investments. Also in the second quarter, favorable market conditions led us to purchase additional investments in Agency RMBS. Our investment activity was primarily offset by prepayments, redemptions and distributions. The following table presents the activity for our investment portfolio for the three months ended June 30, 2023 (dollar amounts in thousands):

	March 31, 2023	Acquisitions (1)	Repayments (2)	Sales	Fair Value Changes and Other (3)	June 30, 2023
Residential loans	$2,545,703	$106,266	$(296,150)	$(441)	$(8,535)	$2,346,843
Preferred equity investments, mezzanine loans and equity investments	286,457	8,985	(29,235)	—	(30)	266,177
Investment securities
Agency RMBS	107,200	545,638	(3,676)	—	(9,029)	640,133
CMBS	30,668	—	(9)	—	(262)	30,397
Non-Agency RMBS	64,211	—	(1)	—	(468)	63,742
ABS	492	—	—	(595)	103	—
Total investment securities available for sale	202,571	545,638	(3,686)	(595)	(9,656)	734,272
Consolidated SLST (4)	188,518	—	(4,621)	—	(13,889)	170,008
Total investment securities	391,089	545,638	(8,307)	(595)	(23,545)	904,280
Equity investments in consolidated multi-family properties (5)	142,931	—	(1,864)	—	3,068	144,135
Equity investments in disposal group held for sale (6)	230,414	2,110	(22,730)	—	(20,202)	189,592
Single-family rental properties	162,435	921	—	—	(1,123)	162,233
Total investment portfolio	$3,759,029	$663,920	$(358,286)	$(1,036)	$(50,367)	$4,013,260

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
(4)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of June 30, 2023 and March 31, 2023, respectively, follows (dollar amounts in thousands):

	June 30, 2023	March 31, 2023
Residential loans, at fair value	$789,969	$829,153
Deferred interest (a)	(2,793)	(2,122)
Less: Collateralized debt obligations, at fair value	(617,168)	(638,513)
Consolidated SLST investment securities owned by NYMT	$170,008	$188,518

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

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including the supply and demand for mortgage, housing and credit assets in the marketplace, our ability to identify and acquire assets on favorable terms, the ability of our operating partners, tenants and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Financial and mortgage-related asset market conditions generally experienced improving conditions during the second quarter of 2023, with the exception of some segments of the bond market which experienced a deterioration in returns. U.S. stocks continued to edge upward, building on growth seen since the fourth quarter of 2022. The Dow Jones Industrial Average finished the second quarter of 2023 up 3.4%, and the Nasdaq Composite Index realized surging growth of 12.8% in the second quarter of 2023. However, interest rate uncertainty, concerns over tightening monetary policy, inflation and geopolitical instability dampened some economic outlooks. We anticipate that due to uncertainty related to persistent inflation, interest rates, monetary policy and ongoing recession concerns, markets, and the pricing for many of our assets, will continue to experience volatility in the remainder of 2023.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew in the second quarter of 2023 with real gross domestic product (“GDP”) increasing at a 2.4% (advanced estimate) annualized rate, as compared to the annualized 2.0% GDP growth in the first quarter of 2023 and annualized 0.6% GDP contraction in the second quarter of 2022. The second quarter 2023 GDP increase marks four straight quarters of GDP growth. As inflationary pressures appear to ebb and markets attempt to anticipate how the Federal Reserve may adjust its monetary policy in response to receding inflationary pressures, the uncertainty created by these macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments. However, according to the projection materials of the Federal Reserve’s June 2023 meeting, Federal Reserve policymakers expect GDP to grow modestly for full year 2023 and at a greater rate than those Federal Reserve policymakers projected in March 2023.

The U.S. labor market remained tight and fluctuated little throughout the second quarter of 2023. According to the U.S. Department of Labor, the U.S. unemployment rate was 3.6% at the end of June 2023, finishing up slightly from the unemployment rate of 3.5% as of the end of March 2023 and flat to the unemployment rate of 3.6% as of the end of June 2022. The number of unemployed persons increased by 0.1 million year-over-year to 6.0 million as of June 2023. There continues to be a wide disparity between the number of available job openings, 9.8 million as of the end of June 2023, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of June 2023, average hourly earnings for all employees on non-farm payrolls rose 4.4% year-over-year.

In June 2023, the Federal Reserve declined to raise the target rate for the federal funds rate for the first time in over a year. However, this pause in increases was short as the Federal Reserve raised the target rate for the federal funds rate by an additional 0.25% at their July 2023 meeting. Following the Federal Reserve’s combined 5.25% increases to the federal funds rate since 2022, the target range for the federal funds rate stands at 5.25% to 5.50% as of August 2, 2023 — the highest level in over 22 years. The Federal Reserve had raised interest rates in an effort to rein in inflation as the Consumer Price Index (“CPI”) maintained multi-decade highs above 6% throughout 2022 and into February of 2023. However, a trend of decelerating inflation has become more clear with the CPI rising a more modest 3.0% in June 2023 which marked the smallest increase in inflation since March 2021. With the Federal Reserve’s objective of reducing inflation well underway, as demonstrated by recent CPI declines, some market commentators have begun to suggest that further increases are becoming less likely. However, the “dot plot” included in the projection materials from the Federal Reserve’s June 2023 meeting implies that most Federal Reserve officials believe that additional increases to the federal funds rate before the end of 2023 will be appropriate. Higher interest rates may put pressure on mortgage borrowers, rents and our operating partners.

Fears of an economic recession in the U.S. remain but have softened. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” A recent survey of economists by the Wall Street Journal indicated that the economists surveyed believe there is a 54% chance that the U.S. economy will fall into a recession in the next twelve months, a figure that is high by historical comparison but which represents the largest month-over-month percentage point drop since August 2020 when compared to the 61% chance of a recession estimated in the prior month’s survey. According to the Wall Street Journal survey of economists, slowing inflation, as indicated by the more modest CPI growth noted above, was the main reason for many economists changing their outlook for the U.S. economy. An economic recession may put pressure on the ability of operating partners, tenants and borrowers to meet their obligations, including to us, and would likely adversely impact the value of our assets, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Over the course of the second quarter of 2023. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for April 2023 showed that, on average, home prices decreased 1.7% for the 20-City Composite over April 2022. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in June 2023 were down 3.3% month-over-month and 18.9% year-over-year. NAR also reported that the median existing-home sales price for all housing types in June 2023 was $410,200, down 0.9% from $413,800 in June 2022. This decline in median existing-home sales prices continues a trend that began in March 2023. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 929,000 and 881,333 for the three and six months ended June 30, 2023, respectively, as compared to 1,004,417 for the year ended December 31, 2022. Overall, existing home inventory for sale at the end of June 2023 amounted to 3.1 months of supply, up from 2.9 months of supply in June 2022, according to the NAR. According to Freddie Mac, the average 30-year fixed-rate mortgage was up 1.24% year-over-year to 6.78% as of July 20, 2023. As interest rates remain at relatively elevated levels or move higher, we expect this to continue to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 505,333 and 520,833 for the three and six months ended June 30, 2023, respectively, as compared to 530,500 for the year ended December 31, 2022. Nationally, rents continued to grow in the first half of 2023, albeit at a slower pace than seen in 2022. Demand for new apartments will likely remain strong in the near term, particularly in the South and Southeastern U.S. where in recent years demand has outpaced supply. But, according to RealPage Analytics (“RealPage”), a five decade high in apartment construction was underway across the U.S. with more than 1 million apartment units under construction as of the end of June 2023 and more than 107,000 apartment units completed in the second quarter of 2023. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Additionally, multi-family investments face growing regulatory and political headwinds. In January 2023, the White House Domestic Policy Council and National Economic Council released a white paper entitled the “Blueprint for a Renters Bill of Rights” (the “Blueprint”). The Blueprint discusses potential tenant protections regarding leasing and management of rental properties, tenant organizing, evictions and rent increases, among other potential protections. Although the Blueprint is non-binding, several federal agencies, including Fannie Mae and Freddie Mac, have announced actions that seek to further some of the principles set forth in the Blueprint. In July 2023, President Biden announced an initiative to promote disclosure and reduction of rental housing fees such as application fees, payment fees, and other mandatory fees. Policies, regulations or laws implemented to further the principles discussed in the Blueprint or reduce or limit fees could lead to increased costs and reduced operational flexibility for multi-family and single-family rental properties, which could contribute to reduced cash flows from and/or valuation declines for multi-family and single-family rental properties, and in turn, many of the multi-family investments and single-family rentals that we own.

Credit Spreads. Investment grade and high-yield credit spreads both tightened over the course of the second quarter of 2023. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. Driven in part by the Federal Reserve’s increases to the federal funds rate and speculation about the Federal Reserve’s strategy with regard to future rate hikes, the Treasury curve inverted in July 2022 and has remained inverted ever since. On June 30, 2023, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 106 basis points, as compared to a negative 58 basis point spread on March 31, 2023 and a negative 53 basis point spread on December 30, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it plans to roll off to $95 billion each month. As of June 12, 2023, the Federal Reserve held about $8.3 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Since the start of 2022, the Federal Reserve increased the federal funds rate a combined 5.25%. At their June 2023 meeting, the Federal Reserve chose not to implement an eleventh consecutive interest rate hike, but at their July 2023 meeting, the Federal Reserve implemented an additional 0.25% rate hike which brought the target range for the federal funds rate to 5.25% to 5.50% where it remained as of August 2, 2023. As discussed above, additional increases to the Federal Reserve’s target range are possible in 2023. As reflected on the “dot plot,” most Federal Reserve officials expect the target range for the federal funds rate to be raised above its current level by the end of 2023, with many of the officials expecting the target range to reach a level between 5.50% and 5.75% by the end of 2023. However, this plotting of the Federal Reserve officials’ expected target range for the federal funds rate as of June 2023 indicates divided thoughts among Federal Reserve officials as to how many, if any, further increases to the target range are appropriate.

In 2017, policymakers announced that LIBOR would be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, proposed that the Secured Overnight Funding Rate (“SOFR”) would replace LIBOR. SOFR is based on overnight Treasury General Collateral repo rates.

The administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, ceased publication of USD LIBOR for the one week and two month USD LIBOR tenors on December 31, 2021 and for all other USD LIBOR tenors on June 30, 2023. The market’s adoption of SOFR appears to have been strong and generally without disruption, although some corners of the loan market have been slower to transition to new benchmark rates. Additionally, the federal government enacted the Adjustable Interest Rate Act in March 2022 with the intention of assisting in the transition away from LIBOR, particularly with respect to certain legacy contracts that are difficult to transition off of LIBOR and expire after June 2023. We continue to monitor and integrate into our operations this new rate carefully, as it has in many cases, and will likely become in other cases, the new benchmark for hedges and a range of interest rate investments and financing arrangements.

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

Second Quarter 2023 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2023 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net loss attributable to Company's common stockholders	$(37,202)	$(26,681)
Net loss attributable to Company's common stockholders per share (basic)	$(0.41)	$(0.29)
Undepreciated loss (1)	$(35,022)	$(22,381)
Undepreciated loss per common share (1)	$(0.38)	$(0.25)
Comprehensive loss attributable to Company's common stockholders	$(37,585)	$(26,473)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.41)	$(0.29)
Yield on average interest earning assets (1) (2)	6.07%	6.15%
Interest income	$57,540	$114,676
Interest expense	$42,404	$81,739
Net interest income	$15,136	$32,937
Net interest spread (1) (3)	0.48%	0.45%
Book value per common share at the end of the period	$12.44	$12.44
Adjusted book value per common share at the end of the period (1)	$14.32	$14.32
Economic return on book value (4)	(1.62)%	(0.98)%
Economic return on adjusted book value (5)	(5.13)%	(5.48)%
Dividends per common share	$0.30	$0.70

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

Key Developments During Second Quarter 2023

Investing Activities

•Purchased approximately $545.6 million of Agency RMBS and approximately $106.3 million in residential loans.

•Received approximately $33.7 million in proceeds from redemptions of Mezzanine Lending investments.

•Sold four multi-family properties held by joint venture equity investments representing total net equity investments of $38 million.

Financing Activities

•Repurchased 37,863 shares of preferred stock at an average repurchase price of $18.88 per preferred share.

•Obtained $76.5 million of financing for single-family rental properties through a warehouse facility with an existing counterparty.

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2023 and December 31, 2022, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands).

At June 30, 2023:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,136,812	$—	$—	$3,136,812
Consolidated SLST CDOs	(617,168)	—	—	(617,168)
Multi-family loans	—	97,422	—	97,422
Investment securities available for sale	703,875	30,397	—	734,272
Equity investments	—	143,755	25,000	168,755
Equity investments in consolidated multi-family properties (1)	—	144,135	—	144,135
Equity investments in disposal group held for sale (2)	—	189,592	—	189,592
Single-family rental properties	162,233	—	—	162,233
Total investment portfolio carrying value	3,385,752	605,301	25,000	4,016,053
Liabilities:
Repurchase agreements	(1,145,108)	—	—	(1,145,108)
Residential loan securitization CDOs	(1,369,632)	—	—	(1,369,632)
Senior unsecured notes	—	—	(97,742)	(97,742)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	107,424	—	228,612	336,036
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(27,640)	—	(27,640)
Other	64,745	595	(41,595)	23,745
Net Company capital allocated	$1,043,181	$578,256	$69,275	$1,690,712

Company Recourse Leverage Ratio (4)				0.7x
Portfolio Recourse Leverage Ratio (5)				0.6x

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
(3)Excludes cash in the amount of $33.5 million held in the Company's equity investments in consolidated multi-family properties and consolidated equity investments in disposal group held for sale. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $133.2 million, Consolidated SLST CDOs amounting to $617.2 million, residential loan securitization CDOs amounting to $1.4 billion and mortgages payable on real estate amounting to $397.1 million as they are non-recourse debt.

(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2022:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,525,080	$—	$—	$3,525,080
Consolidated SLST CDOs	(634,495)	—	—	(634,495)
Multi-family loans	—	87,534	—	87,534
Investment securities available for sale	68,570	30,133	856	99,559
Equity investments	—	152,246	27,500	179,746
Equity investments in consolidated multi-family properties (1)	—	144,735	—	144,735
Equity investments in disposal group held for sale (2)	—	244,039	—	244,039
Single-family rental properties	149,230	—	—	149,230
Total investment portfolio carrying value	3,108,385	658,687	28,356	3,795,428
Liabilities:
Repurchase agreements	(737,023)	—	—	(737,023)
Residential loan securitization CDOs	(1,468,222)	—	—	(1,468,222)
Senior unsecured notes	—	—	(97,384)	(97,384)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	135,401	—	224,403	359,804
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(44,237)	—	(44,237)
Other	61,063	(2,554)	(54,659)	3,850
Net Company capital allocated	$1,099,604	$611,896	$55,716	$1,767,216

Company Recourse Leverage Ratio (4)				0.3x
Portfolio Recourse Leverage Ratio (5)				0.3x

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

Results of Operations

The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2023 and 2022, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and six months ended June 30, 2023 are greater or less than the results from the respective period in 2022. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 and increases or decreases in the "six-month periods" refer to the change in results for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.

The following table presents the main components of our net loss for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Interest income	$57,540	$68,020	$(10,480)	$114,676	$126,521	$(11,845)
Interest expense	42,404	28,740	13,664	81,739	50,205	31,534
Net interest income	15,136	39,280	(24,144)	32,937	76,316	(43,379)
Total non-interest income (loss)	25,522	(20,233)	45,755	92,351	(67,019)	159,370
General and administrative expenses	13,316	13,175	141	25,999	27,533	(1,534)
Expenses related to real estate	52,531	83,910	(31,379)	103,229	139,056	(35,827)
Portfolio operating expenses	5,649	12,690	(7,041)	12,721	22,179	(9,458)
Loss from operations before income taxes	(30,838)	(90,728)	59,890	(16,661)	(179,471)	162,810
Income tax (benefit) expense	(18)	90	(108)	(3)	67	(70)
Net loss attributable to non-controlling interests	3,892	18,922	(15,030)	10,593	33,792	(23,199)
Net loss attributable to Company	(26,928)	(71,896)	44,968	(6,065)	(145,746)	139,681
Preferred stock dividends	10,474	10,493	(19)	20,958	20,986	(28)
Gain on repurchase of preferred stock	200	—	200	342	—	342
Net loss attributable to Company's common stockholders	(37,202)	(82,389)	45,187	(26,681)	(166,732)	140,051
Basic loss per common share	$(0.41)	$(0.86)	$0.45	$(0.29)	$(1.75)	$1.46
Diluted loss per common share	$(0.41)	$(0.86)	$0.45	$(0.29)	$(1.75)	$1.46
Interest Income and Interest Expense

During the three and six months ended June 30, 2023, interest income decreased primarily due to paydowns of higher-yielding business purpose loans partially offset by increases in our Agency RMBS portfolio. The increase in interest expense during the three and six months ended June 30, 2023 was due to increased cost of financing due to increases in interest rates and additional securitization financings.

Non-Interest Income (Loss)

Realized Gains, Net

The following table presents the components of realized gains, net recognized for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Residential loans	$707	$2,386	$(1,679)	$1,788	$5,818	$(4,030)
Investment securities and derivatives	2,883	—	2,883	2,883	374	2,509
Total realized gains, net	$3,590	$2,386	$1,204	$4,671	$6,192	$(1,521)

Net realized gains increased in the three-month period primarily due to gains realized upon termination of interest rate cap contracts in connection with sales of multi-family properties and repayment of related mortgages payable in our joint venture equity investments. These net gains were partially offset by realized losses on expired option contracts and reduced net realized gains from residential loan payoff activity.

The decrease in net realized gains in the six-month period was primarily the result of a reduction in net realized gains recognized from residential loan payoff activity due to increased interest rates. The decrease was partially offset by gains realized upon termination of interest rate cap contracts in connection with sales of multi-family properties and repayment of related mortgages payable in our joint venture equity investments and losses realized on expired option contracts.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Residential loans	$(6,970)	$(64,961)	$57,991	$22,277	$(128,259)	$150,536
Consolidated SLST	(12,328)	(4,275)	(8,053)	(10,029)	(19,554)	9,525
Preferred equity and mezzanine loan investments	513	12	501	966	(443)	1,409
Investment securities and derivatives	9,852	1,530	8,322	6,342	(3,097)	9,439
Total unrealized (losses) gains, net	$(8,933)	$(67,694)	$58,761	$19,556	$(151,353)	$170,909

In the three months ended June 30, 2023, our investment portfolio did not experience the credit spread widening that impacted the pricing of our credit assets in the previous year. The net unrealized loss of $8.9 million for the three months ended June 30, 2023 is due to decreased pricing on our residential loan portfolio, our first loss subordinated securities that we own in Consolidated SLST and Agency RMBS offset by improved pricing on our interest rate swaps and interest rate cap contracts.

In the six months ended June 30, 2023, our investment portfolio did not experience the credit spread widening that impacted the pricing of our credit assets in the previous year. The net unrealized gain of $19.6 million for the six months ended June 30, 2023 is due to improved pricing on our residential loan portfolio and interest rate swaps and interest rate cap contracts partially offset by decreased pricing on our first loss subordinated securities that we own in Consolidated SLST and Agency RMBS since the end of the previous year.

Income from Equity Investments

The following table presents the components of income from equity investments for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Preferred return on preferred equity investments accounted for as equity	$5,027	$5,703	$(676)	$10,340	$11,365	$(1,025)
Unrealized gains on preferred equity investments accounted for as equity	5	326	(321)	644	438	206
(Loss) income from unconsolidated joint venture equity investments in multi-family properties	(2,376)	299	(2,675)	(1,316)	549	(1,865)
Income (loss) from entities that invest in or originate residential properties and loans	—	1,772	(1,772)	(2,500)	1,801	(4,301)
Total income from equity investments	$2,656	$8,100	$(5,444)	$7,168	$14,153	$(6,985)

Income from equity investments decreased during the three and six months ended June 30, 2023, primarily due to unrealized losses recognized on unconsolidated multi-family joint venture equity investments and an equity investment in an entity that originates residential loans and reductions in income recognized on preferred equity investments accounted for as equity due to redemptions that have occurred since June 30, 2022.

Other (Loss) Income

The following table presents the components of other (loss) income for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$186	$980	$(794)	$186	$2,483	$(2,297)
Gain on sale of real estate	1,879	4	1,875	1,879	373	1,506
Impairment of real estate	(16,864)	—	(16,864)	(27,139)	—	(27,139)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(1,863)	—	(1,863)	(693)	(603)	(90)
Miscellaneous	95	121	(26)	202	278	(76)
Total other (loss) income	$(16,567)	$1,105	$(17,672)	$(25,565)	$2,531	$(28,096)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net decrease in other income in the three and six months ended June 30, 2023 is primarily due to impairment losses recognized on certain multi-family real estate assets in disposal group held for sale. Additionally, there were reduced premiums from early redemptions of preferred equity and mezzanine loan investments in 2023.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$9,820	$10,020	$(200)	$19,187	$20,817	$(1,630)
Professional fees	1,427	1,185	242	2,679	2,213	466
Other	2,069	1,970	99	4,133	4,503	(370)
Total general and administrative expenses	$13,316	$13,175	$141	$25,999	$27,533	$(1,534)

The increase in general and administrative expenses in the three-month period is primarily due to increased professional fees partially offset by a net reduction in compensation expense related to stock based compensation due to forfeitures.

The decrease in general and administrative expenses in the six-month period is primarily due to a net reduction in compensation expense related to stock based compensation expense due to forfeitures partially offset by an increase in professional fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Portfolio operating expenses	$5,649	$12,690	$(7,041)	$12,721	$22,179	$(9,458)

The decrease in portfolio operating expenses during the three and six months ended June 30, 2023 can be attributed primarily to decreased residential loan purchase activity and decreased net servicing fees due to residential loan portfolio runoff partially offset by an increase in ancillary fees received.

Net (Loss) Income from Real Estate

The following table presents the components of net (loss) income from real estate for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Income from real estate	$44,776	$35,870	$8,906	$86,521	$61,458	$25,063
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(24,075)	(13,151)	(10,924)	(46,554)	(20,308)	(26,246)
Depreciation expense on operating real estate	(6,128)	(15,132)	9,004	(12,167)	(25,244)	13,077
Amortization of lease intangibles related to operating real estate	—	(37,262)	37,262	—	(62,737)	62,737
Other expenses	(22,328)	(18,365)	(3,963)	(44,508)	(30,767)	(13,741)
Total expenses related to real estate	(52,531)	(83,910)	31,379	(103,229)	(139,056)	35,827
Impairment of real estate	(16,864)	—	(16,864)	(27,139)	—	(27,139)
Other gain (1)	6,572	4	6,568	5,274	(229)	5,503
Net loss from real estate	(18,047)	(48,036)	29,989	(38,573)	(77,827)	39,254
Net loss attributable to non-controlling interest	3,892	18,922	(15,030)	10,593	33,792	(23,199)
Net loss from real estate attributable to Company	$(14,155)	$(29,114)	$14,959	$(27,980)	$(44,035)	$16,055

(1)Includes $6.6 million and $5.3 million of net realized and unrealized gains on derivatives for the three and six months ended June 30, 2023.

The decrease in net loss from real estate during the three and six months ended June 30, 2023 was primarily due to the decrease in amortization expense as a result of lease intangibles being fully amortized during the year ended 2022 as well as a reduction in depreciation expense due to the application of held for sale accounting to real estate in disposal group held for sale beginning in September 2022. The decrease in net loss was partially offset by 1) an increase in interest expense on mortgages payable as a result of an increase in consolidated joint venture equity investments and increases in interest rates, 2) increases in real estate expenses as a result of an increase in consolidated joint venture equity investments and 3) impairment losses recognized on multi-family real estate assets in disposal group held for sale.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(37,202)	$(82,389)	$45,187	$(26,681)	$(166,732)	$140,051
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Non-Agency RMBS	(383)	(535)	152	208	(2,723)	2,931
Total	(383)	(535)	152	208	(2,723)	2,931
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(383)	(535)	152	208	(2,723)	2,931
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(37,585)	$(82,924)	$45,339	$(26,473)	$(169,455)	$142,982

The changes in other comprehensive income (loss) ("OCI") in both the three- and six-month periods can be attributed primarily to changes in pricing of our investment securities where fair value option was not elected.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of June 30, 2023, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and six months ended June 30, 2023 (amounts in thousands, except per share data):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,180,861	91,180	$12.95	$1,210,091	91,194	$13.27
Common stock issuance, net (2)	2,942	70		2,992	434
Common stock repurchase	—	—		(3,610)	(378)
Preferred stock repurchase	40	—		58	—
Balance after share activity	1,183,843	91,250	12.97	1,209,531	91,250	13.26
Adjustment of redeemable non-controlling interest to estimated redemption value	16,597		0.18	16,597		0.18
Dividends and dividend equivalents declared	(27,842)		(0.30)	(64,642)		(0.71)
Net change in accumulated other comprehensive loss:
Investment securities available for sale (3)	(383)		—	208		—
Net loss attributable to Company's common stockholders	(37,202)		(0.41)	(26,681)		(0.29)
Ending Balance	$1,135,013	91,250	$12.44	$1,135,013	91,250	$12.44

(1)Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2023 are 91,250,399.
(2)Includes amortization of stock based compensation.
(3)The net (decrease) increase relates to unrealized (losses) gains on our investments securities resulting from changes in pricing.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost, net interest spread, undepreciated loss and adjusted book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

Adjusted Net Interest Income and Net Interest Spread

Financial results for the Company during a given period include the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Adjusted net interest income and net interest spread (both supplemental non-GAAP financial measures) are impacted by factors such as our cost of financing, including our hedging costs, and the interest rate that our investments bear. Furthermore, the amount of premium or discount paid on purchased investments and the prepayment rates on investments will impact adjusted net interest income as such factors will be amortized over the expected term of such investments.

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated as our GAAP interest income reduced by the interest expense recognized on Consolidated SLST CDOs,
•adjusted interest expense – calculated as our GAAP interest expense reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include the net interest component of interest rate swaps,
•adjusted net interest income – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets and excludes all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings, which is included in unrealized gains (losses) in the Company's condensed consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the three and six months ended June 30, 2023 and 2022, respectively (dollar amounts in thousands):
Three Months Ended June 30, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$47,941	$3,618	$15	$51,574
Adjusted Interest Expense (1)	(31,667)	—	(3,307)	(34,974)
Adjusted Net Interest Income (1)	$16,274	$3,618	$(3,292)	$16,600

Average Interest Earning Assets (3)	$3,264,106	$133,608	$1,249	$3,398,963
Average Interest Bearing Liabilities (4)	$2,305,556	$—	$205,673	$2,511,229

Yield on Average Interest Earning Assets (1) (5)	5.87%	10.86%	4.80%	6.07%
Average Financing Cost (1) (6)	(5.51)%	—	(6.45)%	(5.59)%
Net Interest Spread (1) (7)	0.36%	10.86%	(1.65)%	0.48%

Three Months Ended June 30, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$56,260	$3,258	$2,294	$61,812
Adjusted Interest Expense (1)	(20,264)	(111)	(2,157)	(22,532)
Adjusted Net Interest Income (1)	$35,996	$3,147	$137	$39,280

Average Interest Earning Assets (3)	$3,535,569	$137,333	$21,177	$3,694,079
Average Interest Bearing Liabilities (4)	$2,498,132	$16,591	$145,000	$2,659,723

Yield on Average Interest Earning Assets (1) (5)	6.37%	9.49%	43.33%	6.69%
Average Financing Cost (1) (6)	(3.21)%	(2.65)%	(5.88)%	(3.35)%
Net Interest Spread (1) (7)	3.16%	6.84%	37.45%	3.34%

Six Months Ended June 30, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$95,146	$7,188	$62	$102,396
Adjusted Interest Expense (1)	(62,074)	—	(5,855)	(67,929)
Adjusted Net Interest Income (1)	$33,072	$7,188	$(5,793)	$34,467

Average Interest Earning Assets (3)	$3,198,508	$128,639	$1,527	$3,328,674
Average Interest Bearing Liabilities (4)	$2,227,843	$—	$175,337	$2,403,180

Yield on Average Interest Earning Assets (1) (5)	5.95%	11.18%	8.12%	6.15%
Average Financing Cost (1) (6)	(5.62)%	—	(6.73)%	(5.70)%
Net Interest Spread (1) (7)	0.33%	11.18%	1.39%	0.45%

Six Months Ended June 30, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$103,083	$6,571	$4,681	$114,335
Adjusted Interest Expense (1)	(33,241)	(122)	(4,656)	(38,019)
Adjusted Net Interest Income (1)	$69,842	$6,449	$25	$76,316

Average Interest Earning Assets (3)	$3,231,170	$139,960	$21,840	$3,392,970
Average Interest Bearing Liabilities (4)	$2,133,697	$9,300	$155,387	$2,298,384

Yield on Average Interest Earning Assets (1) (5)	6.38%	9.39%	42.87%	6.74%
Average Financing Cost (1) (6)	(3.10)%	(2.61)%	(5.96)%	(3.29)%
Net Interest Spread (1) (7)	3.28%	6.78%	36.91%	3.45%

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

For the three and six month periods, adjusted interest income decreased by approximately $10.2 million and $11.9 million, respectively, primarily due to a decrease in yield on average interest earnings assets. The decrease in yield on average interest earnings assets in 2023 was primarily due to 1) portfolio run-off of higher yielding business purpose loans, 2) an increase in business purpose loans held in non-accrual status, 3) the sale of certain higher yielding ABS in the second half of 2022 and 4) investment in lower yielding Agency RMBS in 2023. Our adjusted interest expense increased in 2023, primarily due to additional repurchase agreement and securitization financings and an increase in the cost of financing due to base interest rate movements partially offset by the benefit of our in-the-money interest rate swaps. The previously described factors combined to reduce net interest spread in 2023.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the three and six months ended June 30, 2023 and 2022, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended June 30,
	2023				2022
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$53,907	$3,618	$15	$57,540	$62,468	$3,258	$2,294	$68,020
GAAP interest expense	(38,542)	—	(3,862)	(42,404)	(26,472)	(111)	(2,157)	(28,740)
GAAP total net interest income	$15,365	$3,618	$(3,847)	$15,136	$35,996	$3,147	$137	$39,280

GAAP interest income	$53,907	$3,618	$15	$57,540	$62,468	$3,258	$2,294	$68,020
Adjusted for:
Consolidated SLST CDO interest expense	(5,966)	—	—	(5,966)	(6,208)	—	—	(6,208)
Adjusted interest income	$47,941	$3,618	$15	$51,574	$56,260	$3,258	$2,294	$61,812

GAAP interest expense	$(38,542)	$—	$(3,862)	$(42,404)	$(26,472)	$(111)	$(2,157)	$(28,740)
Adjusted for:
Consolidated SLST CDO interest expense	5,966	—	—	5,966	6,208	—	—	6,208
Net interest benefit of interest rate swaps	909	—	555	1,464	—	—	—	—
Adjusted interest expense	$(31,667)	$—	$(3,307)	$(34,974)	$(20,264)	$(111)	$(2,157)	$(22,532)

Adjusted net interest income (1)	$16,274	$3,618	$(3,292)	$16,600	$35,996	$3,147	$137	$39,280

	Six Months Ended June 30,
	2023				2022
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$107,426	$7,188	$62	$114,676	$115,269	$6,571	$4,681	$126,521
GAAP interest expense	(75,300)	—	(6,439)	(81,739)	(45,427)	(122)	(4,656)	(50,205)
GAAP total net interest income	$32,126	$7,188	$(6,377)	$32,937	$69,842	$6,449	$25	$76,316

GAAP interest income	$107,426	$7,188	$62	$114,676	$115,269	$6,571	$4,681	$126,521
Adjusted for:
Consolidated SLST CDO interest expense	(12,280)	—	—	(12,280)	(12,186)	—	—	(12,186)
Adjusted interest income	$95,146	$7,188	$62	$102,396	$103,083	$6,571	$4,681	$114,335

GAAP interest expense	$(75,300)	$—	$(6,439)	$(81,739)	$(45,427)	$(122)	$(4,656)	$(50,205)
Adjusted for:
Consolidated SLST CDO interest expense	12,280	—	—	12,280	12,186	—	—	12,186
Net interest benefit of interest rate swaps	946	$—	584	1,530	—	—	—	—
Adjusted interest expense	$(62,074)	$—	$(5,855)	$(67,929)	$(33,241)	$(122)	$(4,656)	$(38,019)

Adjusted net interest income (1)	$33,072	$7,188	$(5,793)	$34,467	$69,842	$6,449	$25	$76,316

(1)Adjusted net interest income is calculated by subtracting adjusted interest expense from adjusted interest income.

Undepreciated Loss

Undepreciated loss is a supplemental non-GAAP financial measure defined as GAAP net loss attributable to Company's common stockholders excluding the Company's share in depreciation expense and lease intangible amortization expense related to operating real estate, net. By excluding these non-cash adjustments from our operating results, we believe that the presentation of undepreciated loss provides a consistent measure of our operating performance and useful information to investors to evaluate the effective net return on our portfolio. In addition, we believe that presenting undepreciated loss enables our investors to measure, evaluate, and compare our operating performance to that of our peers.

A reconciliation of net loss attributable to Company's common stockholders to undepreciated loss for the three and six months ended June 30, 2023 and 2022, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Company's common stockholders	$(37,202)	$(82,389)	$(26,681)	$(166,732)
Add:
Depreciation expense on operating real estate	2,180	10,309	4,300	16,468
Amortization of lease intangibles related to operating real estate	—	22,910	—	36,889
Undepreciated loss	$(35,022)	$(49,170)	$(22,381)	$(113,375)

Weighted average shares outstanding - basic	91,193	95,300	91,254	95,250
Undepreciated loss per common share	$(0.38)	$(0.52)	$(0.25)	$(1.19)

Adjusted Book Value Per Common Share

Previously, we presented undepreciated book value per common share as a non-GAAP financial measure. Commencing with the quarter ended December 31, 2022, we discontinued disclosure of undepreciated book value per common share and instead present adjusted book value per common share, also a non-GAAP financial measure.

When presented in prior periods, undepreciated book value was calculated by excluding from GAAP book value the Company's share of cumulative depreciation and lease intangible amortization expenses related to real estate held at the end of the period. Since we began disclosing undepreciated book value, we identified additional items as materially affecting our book value and believe they should also be incorporated in order to provide a more useful non-GAAP measure for investors to evaluate our current performance and trends and facilitate the comparison of our financial performance and adjusted book value per common share to that of our peers. Accordingly, we calculate adjusted book value per common share by making the following adjustments to GAAP book value: (i) exclude the Company's share of cumulative depreciation and lease intangible amortization expenses related to real estate held at the end of the period for which an impairment has not been recognized, (ii) exclude the cumulative adjustment of redeemable non-controlling interests to estimated redemption value and (iii) adjust our liabilities that finance our investment portfolio to fair value

Our rental property portfolio includes fee simple interests in single-family rental homes and joint venture equity interests in multi-family properties owned by Consolidated Real Estate VIEs. By excluding our share of cumulative non-cash depreciation and amortization expenses related to real estate held at the end of the period for which an impairment has not been recognized, adjusted book value reflects the value, at their undepreciated basis, of our single-family rental properties and joint venture equity investments that the Company has determined to be recoverable at the end of the period.

Additionally, in connection with third party ownership of certain of the non-controlling interests in certain of the Consolidated Real Estate VIEs, we record redeemable non-controlling interests as mezzanine equity on our condensed consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to us at fair value once a year, subject to annual minimum and maximum amount limitations, resulting in an adjustment of the redeemable non-controlling interests to fair value that is accounted for by us as an equity transaction in accordance with GAAP. A key component of the estimation of fair value of the redeemable non-controlling interests is the estimated fair value of the multi-family apartment properties held by the applicable Consolidated Real Estate VIEs. However, because the corresponding real estate assets are not reported at fair value and thus not adjusted to reflect unrealized gains or losses in our condensed consolidated financial statements, the cumulative adjustment of the redeemable non-controlling interests to fair value directly affects our GAAP book value. By excluding the cumulative adjustment of redeemable non-controlling interests to estimated redemption value, adjusted book value more closely aligns the accounting treatment applied to these real estate assets and reflects our joint venture equity investment at its undepreciated basis.

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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of June 30, 2023 and December 31, 2022, respectively, is presented below (amounts in thousands, except per share data):

	June 30, 2023	December 31, 2022
Company's stockholders' equity	$1,690,712	$1,767,216
Preferred stock liquidation preference	(555,699)	(557,125)
GAAP book value	1,135,013	1,210,091
Add:
Cumulative depreciation expense on real estate (1)	23,157	31,433
Cumulative amortization of lease intangibles related to real estate (1)	30,843	59,844
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	27,640	44,237
Adjustment of amortized cost liabilities to fair value	90,129	103,066
Adjusted book value	$1,306,782	$1,448,671

Common shares outstanding	91,250	91,194
GAAP book value per common share (2)	$12.44	$13.27
Adjusted book value per common share (3)	$14.32	$15.89

(1)Represents cumulative adjustments for the Company's share of depreciation expense and amortization of lease intangibles related to real estate held as of the end of the period presented for which an impairment has not been recognized.
(2)GAAP book value per common share is calculated using the GAAP book value and the common shares outstanding for the periods indicated.
(3)Adjusted book value per common share is calculated using the adjusted book value and the common shares outstanding for the periods indicated.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

Balance Sheet Analysis

As of June 30, 2023, we had approximately $6.3 billion of total assets. Included in this amount is approximately $793.0 million of assets held in Consolidated SLST and $1.5 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2022, we had approximately $6.2 billion of total assets, approximately $830.8 million of which represented Consolidated SLST and $1.7 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Acquired residential loans	$2,346,843	$2,697,498
Consolidated SLST	789,969	827,582
Total	$3,136,812	$3,525,080

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

The following tables detail our acquired residential loans by strategy at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,857	$652,541	$602,382	633	61%	5.0%
Performing residential loan strategy	2,856	659,365	550,941	717	64%	3.9%
Business purpose bridge loan strategy	1,472	933,154	910,382	731	65%	8.8%
Business purpose rental loan strategy	1,140	321,732	283,138	748	69%	5.1%
Total	10,325	$2,566,792	$2,346,843

	December 31, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,001	$677,229	$610,595	631	62%	4.9%
Performing residential loan strategy	2,937	682,449	557,665	719	64%	3.9%
Business purpose bridge loan strategy	1,964	1,253,704	1,236,303	732	65%	8.5%
Business purpose rental loan strategy	1,163	329,299	292,935	748	69%	5.1%
Total	11,065	$2,942,681	$2,697,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	June 30, 2023	December 31, 2022
50% or less	15.0%	14.6%
>50% - 60%	11.8%	12.3%
>60% - 70%	23.3%	24.4%
>70% - 80%	28.0%	27.9%
>80% - 90%	10.2%	10.0%
>90% - 100%	5.9%	5.5%
>100%	5.8%	5.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2023	December 31, 2022
550 or less	9.2%	8.4%
551 to 600	8.1%	7.3%
601 to 650	8.4%	8.1%
651 to 700	16.5%	16.5%
701 to 750	24.4%	25.6%
751 to 800	26.5%	27.3%
801 and over	6.9%	6.8%
Total	100.0%	100.0%

Current Coupon	June 30, 2023	December 31, 2022
3.00% or less	7.7%	7.4%
3.01% - 4.00%	16.7%	15.8%
4.01% - 5.00%	22.1%	19.8%
5.01% - 6.00%	9.3%	7.9%
6.01% - 7.00%	7.6%	7.7%
7.01% - 8.00%	12.4%	16.4%
8.01% and over	24.2%	25.0%
Total	100.0%	100.0%

Delinquency Status	June 30, 2023	December 31, 2022
Current	86.9%	90.6%
31 – 60 days	1.9%	2.2%
61 – 90 days	1.3%	1.8%
90+ days	9.9%	5.4%
Total	100.0%	100.0%

Origination Year	June 30, 2023	December 31, 2022
2007 or earlier	22.7%	20.6%
2008 - 2016	4.6%	4.1%
2017 - 2019	8.3%	7.8%
2020	8.3%	8.0%
2021	23.7%	26.1%
2022	28.7%	33.4%
2023	3.7%	—%
Total	100.0%	100.0%

The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the six months ended June 30, 2023. The Company purchased $24.0 million and $40.0 million of residential loans from the entity during the three and six months ended June 30, 2023, respectively, and $82.1 million and $252.3 million of residential loans from the entity during the three and six months ended June 30, 2022, respectively.

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

Our investment in Consolidated SLST as of June 30, 2023 and December 31, 2022 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the securitization with an aggregate net carrying value of $170.0 million and $191.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands, except current average loan size):

	June 30, 2023	December 31, 2022
Current fair value	$789,969	$827,582
Current unpaid principal balance	$926,281	$955,579
Number of loans	6,003	6,160
Current average loan size	$154,303	$155,126
Weighted average original loan term (in months) at purchase	352	351
Weighted average LTV at purchase	68%	68%
Weighted average credit score at purchase	700	703

Current Coupon:
3.00% or less	2.7%	3.0%
3.01% – 4.00%	38.2%	38.0%
4.01% – 5.00%	39.4%	39.3%
5.01% – 6.00%	11.9%	11.9%
6.01% and over	7.8%	7.8%

Delinquency Status:
Current	73.7%	69.5%
31 - 60	11.4%	11.1%
61 - 90	4.0%	4.4%
90+	10.9%	15.0%

Origination Year:
2005 or earlier	31.1%	31.1%
2006	15.6%	15.6%
2007	21.5%	21.4%
2008 or later	31.8%	31.9%

Geographic state concentration (greater than 5.0%):
California	10.7%	10.6%
Florida	10.3%	10.3%
New York	9.9%	9.8%
New Jersey	7.5%	7.4%
Illinois	7.2%	7.2%

Residential Loans and Single-Family Rental Property Financing

Repurchase Agreements

As of June 30, 2023, the Company had repurchase agreements with four third-party financial institutions to fund the purchase of residential loans and single-family rental properties. As of June 30, 2023, the Company's only repurchase agreement exposure where the amount of residential loans and single-family rental properties at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 7.18%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
June 30, 2023	$1,975,000	$481,947	$(1,298)	$480,649	$659,320	7.57%	11.79
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $187.6 million, a weighted average rate of 7.79%, and weighted average months to maturity of 19.88 months as of June 30, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022.
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
(3)Includes residential loans with an aggregate fair value of $511.3 million and single-family rental properties with a net carrying value of $148.0 million as of June 30, 2023. Includes residential loans with an aggregate fair value of $867.0 million as of December 31, 2022.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by residential loans and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2023	$524,264	$481,947	$579,475
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $171.3 million and $310.0 million, respectively, as of June 30, 2023.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of June 30, 2023 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$677,836	$617,168	2.75%	2059
Residential loan securitizations	$1,390,382	$1,369,632	3.59%	2026 - 2062

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

As of June 30, 2023, one preferred equity investment was greater than 90 days delinquent. This investment represents 2.0% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	22	$241,177	$242,770	12.22%	4.0

	December 31, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	23	$239,780	$242,970	11.98%	3.4
(1)Preferred equity investments in the amounts of $97.4 million and $87.5 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Preferred equity investments in the amounts of $143.8 million and $152.2 million are included in equity investments on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	5	$79,325	32.7%	12.7%	71%	1.24x
Alabama	2	35,002	14.4%	12.3%	68%	2.11x
Texas	5	33,937	14.0%	11.1%	83%	1.36x
Utah	1	21,237	8.8%	12.0%	68%	N/A (3)
Arizona	1	16,588	6.8%	14.0%	83%	1.16x
Tennessee	1	14,110	5.8%	11.0%	89%	1.23x
Other	7	42,571	17.5%	12.0%	83%	1.57x
Total	22	$242,770	100.0%	12.2%	77%	1.42x

	December 31, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	5	$82,072	33.8%	12.6%	72%	1.35x
Texas	5	43,118	17.7%	11.2%	82%	1.27x
Alabama	2	33,827	13.9%	12.3%	67%	2.23x
Utah	1	20,568	8.5%	12.0%	67%	N/A (3)
Tennessee	1	13,731	5.7%	11.0%	89%	1.30x
Other	9	49,654	20.4%	11.7%	83%	1.72x
Total	23	$242,970	100.0%	12.0%	77%	1.50x

(1)Represents the weighted average loan to value utilizing combined senior and mezzanine loans and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are under construction.
(3)Not applicable as the underlying property is under construction.

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs and its unconsolidated multi-family joint venture equity investments to assets and liabilities of disposal group held for sale. The Company's net equity in consolidated multi-family properties and disposal group held for sale totaled $333.7 million and $388.8 million as of June 30, 2023 and December 31, 2022, respectively.

A reconciliation of our net equity investments in consolidated multi-family properties and disposal group held for sale to our condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, respectively, is shown below (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$9,430	$21,129
Real estate, net	543,833	543,739
Assets of disposal group held for sale (1)	965,599	1,151,784
Other assets	13,470	13,686
Total assets	$1,532,332	$1,730,338

Mortgages payable on real estate, net (2)	$397,075	$394,707
Liabilities of disposal group held for sale (1)	755,840	883,812
Other liabilities	10,479	10,511
Total liabilities	$1,163,394	$1,289,030

Redeemable non-controlling interest in Consolidated VIEs	$34,571	$63,803
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(27,640)	(44,237)
Non-controlling interest in Consolidated VIEs	8,113	9,040
Non-controlling interest in disposal group held for sale	20,167	23,928
Net equity investment (3)	$333,727	$388,774

(1)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of June 30, 2023 consists of $144.1 million of net equity investments in consolidated multi-family properties and $189.6 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2022 consists of $144.7 million of net equity investments in consolidated multi-family properties and $244.0 million of net equity investments in disposal group held for sale.

Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of June 30, 2023, the Company's net equity investment in consolidated multi-family properties not in disposal group held of $144.1 million primarily consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as held for sale. This joint venture entity also has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $34.6 million.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our combined common and preferred net equity investments in consolidated multi-family properties not in disposal group held for sale as of June 30, 2023 and December 31, 2022, respectively, are shown below (dollar amounts in thousands):

June 30, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$49,042	42.2%
Tennessee	2	65% - 69%	$16,056	13.8%
Florida	1	49%	$16,320	14.0%
South Carolina	2	67% - 69%	$12,466	10.7%
Kentucky	1	69%	$11,032	9.5%
Alabama	1	69%	$7,048	6.1%

December 31, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$40,825	40.7%
Tennessee	2	65% - 69%	$15,959	15.9%
Florida	1	49%	$14,075	14.0%
South Carolina	2	67% - 69%	$11,935	11.9%
Kentucky	1	69%	$9,257	9.2%
Alabama	1	69%	$5,812	5.8%

(1)Represents consolidated multi-family properties' equity net of redeemable non-controlling interest at its estimated redemption value.

The following table provides summary information regarding our consolidated multi-family properties that are not in disposal group held for sale as of June 30, 2023.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	97.6%	248	$1,499	71.7%
Collierville, TN	1	92.9%	324	1,531	74.2%
Columbia, SC	1	95.3%	276	1,116	86.5%
Dallas, TX	2	93.5%	401	1,852	81.4%
Houston, TX	1	93.2%	192	1,396	90.3%
Little Rock, AR	1	96.5%	202	1,284	90.0%
Louisville, KY	1	88.0%	300	1,335	90.6%
Memphis, TN	1	71.5%	242	1,118	90.9%
Montgomery, AL	1	90.1%	252	986	88.8%
San Antonio, TX	2	92.8%	684	1,279	78.4%
St. Petersburg, FL	1	95.4%	326	2,433	65.4%
Total Count/Average	13	91.8%	3,447	$1,469	79.6%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average loan to value of the underlying properties utilizing combined senior loan and preferred equity balances and the most recent appraisal.

Equity Investments in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of June 30, 2023.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	87.9%	240	$1,683	77.5%
Birmingham, AL	2	91.8%	693	1,426	73.0%
Brandon, FL	2	84.9%	1,267	1,541	79.2%
Fort Myers, FL	1	93.2%	338	1,486	78.1%
Fort Worth, TX	1	92.6%	256	1,185	72.4%
Houston, TX	1	90.5%	200	941	76.7%
Kissimmee, FL	1	88.8%	320	1,676	77.7%
Oklahoma City, OK	2	89.6%	957	774	76.0%
Orlando, FL	1	89.1%	220	1,577	76.4%
Pensacola, FL	1	93.3%	240	1,433	76.2%
Tampa, FL	1	93.5%	400	1,767	77.6%
Webster, TX	1	89.9%	366	962	78.2%
Total Count/Average	15	89.5%	5,497	$1,339	77.0%
(1)Represents average monthly rent per unit.
(2)Represents the weighted average loan to value of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investments in Entities that Originate Residential Loans

As of June 30, 2023, the Company had an investment in an entity that originates residential loans. The following table summarizes our ownership interest in the entity that originates residential loans as of June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		June 30, 2023		December 31, 2022
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	50%	$25,000	—	$27,500
Total			$25,000		$27,500

(1)As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. In February 2023, the Company exercised its option in full related to this investment. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At June 30, 2023, our investment securities portfolio included Agency RMBS, non-Agency RMBS and CMBS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2023, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of June 30, 2023 as compared to December 31, 2022 is primarily due to purchases of Agency RMBS during the period partially offset by a decrease in the fair value of our first loss subordinated securities that we own in Consolidated SLST during the period due to spread widening.

The following tables summarize our investment securities portfolio as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	June 30, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Agency Fixed-Rate	$643,451	$648,027	$—	$(7,894)	$640,133	5.50%	5.38%	$574,225
Total Agency RMBS	643,451	648,027	—	(7,894)	640,133	5.50%	5.38%	574,225
Non-Agency RMBS
Senior	39	39	—	(5)	34	3.36%	3.32%	—
Mezzanine	26,500	25,674	—	(1,757)	23,917	4.75%	5.69%	—
Subordinated	38,697	28,090	—	(12,864)	15,226	4.36%	7.34%	—
IO	497,635	15,718	8,847	—	24,565	1.41%	26.85%	—
Total Non-Agency RMBS	562,871	69,521	8,847	(14,626)	63,742	1.77%	11.32%	—
CMBS
Mezzanine	26,016	26,016	—	(1,396)	24,620	8.50%	8.50%	—
Subordinated	6,000	6,000	—	(223)	5,777	12.34%	12.34%	—
Total CMBS	32,016	32,016	—	(1,619)	30,397	9.22%	9.22%	—
Total - AFS	$1,238,338	$749,564	$8,847	$(24,139)	$734,272	2.93%	7.27%	$574,225
Consolidated SLST
Non-Agency RMBS
Subordinated	$247,684	$201,091	$—	$(49,467)	$151,624	4.43%	4.04%	$49,221
IO	145,251	19,673	—	(1,289)	18,384	3.50%	6.95%	—
Total Non-Agency RMBS	392,935	220,764	—	(50,756)	170,008	4.08%	4.30%	49,221
Total - Consolidated SLST	$392,935	$220,764	$—	$(50,756)	$170,008	4.08%	4.30%	$49,221
Total Investment Securities	$1,631,273	$970,328	$8,847	$(74,895)	$904,280	3.32%	5.96%	$623,446

	December 31, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$41	$41	$—	$(5)	$36	2.74%	2.89%	$—
Mezzanine	30,250	29,325	—	(2,153)	27,172	4.77%	5.58%	—
Subordinated	39,104	28,108	—	(13,282)	14,826	9.38%	8.37%	—
IO	524,726	17,100	9,436	—	26,536	1.44%	20.79%	—
Total Non-Agency RMBS	594,121	74,574	9,436	(15,440)	68,570	2.09%	10.38%	—
CMBS
Mezzanine	26,033	26,033	—	(1,662)	24,371	5.43%	5.42%	—
Subordinated	6,000	6,000	—	(238)	5,762	9.29%	9.29%	—
Total CMBS	32,033	32,033	—	(1,900)	30,133	6.14%	6.13%	—
ABS
Residuals	4	797	59	—	856	—	30.19%	—
Total ABS	4	797	59	—	856	—	30.19%	—
Total - AFS	$626,158	$107,404	$9,495	$(17,340)	$99,559	2.45%	9.33%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,155	$210,733	$—	$(40,182)	$170,551	4.47%	4.92%	$50,077
IO	149,873	21,528	—	(546)	20,982	3.50%	3.01%	—
Total Non-Agency RMBS	406,028	232,261	—	(40,728)	191,533	4.10%	4.73%	50,077
Total - Consolidated SLST	$406,028	$232,261	$—	$(40,728)	$191,533	4.10%	4.73%	$50,077
Total Investment Securities	$1,032,186	$339,665	$9,495	$(58,068)	$291,092	3.09%	6.19%	$50,077

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.
(3)Outstanding repurchase agreements as of June 30, 2023 do not include $41.0 million of repurchase agreement financing for CDOs repurchased from our residential loan securitizations. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

Investment Securities Financing

Repurchase Agreements

As of June 30, 2023, the Company had $664.5 million outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of June 30, 2023, the Company's only repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 6.06%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2023	$492,473	$664,459	$664,459
March 31, 2023	131,174	226,778	226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

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

The Company uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate we pay or receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements.
The Company has equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.

Debt

The Company's debt as of June 30, 2023 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of June 30, 2023, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of June 30, 2023, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 9.27% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at June 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,151	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,490	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	71,597	72,218
Common stock	913	912
Additional paid-in capital	2,298,669	2,282,691
Accumulated other comprehensive loss	(1,762)	(1,970)
Accumulated deficit	(1,144,091)	(1,052,768)
Company's stockholders' equity	$1,690,712	$1,767,216

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending June 30, 2024) and long-term (beyond June 30, 2024) liquidity requirement include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

Since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. By executing this strategy, as of June 30, 2023, we reduced our financings subject to mark-to-market margin calls by 69% from December 31, 2019 levels, which has resulted in a portfolio recourse leverage ratio for the Company of 0.6 times. Beginning in the first quarter of 2022, we re-commenced the use of short term repurchase agreement financing that is subject to mark-to-market margin calls to fund a portion of our investment securities portfolio, ending June 2023 with $664.5 million of outstanding repurchase agreement financing primarily secured by highly liquid Agency RMBS. Subject to market conditions, we intend to employ a prudent amount of leverage to conduct our business that is in excess of current leverage levels.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At June 30, 2023, we had $232.5 million of cash and cash equivalents, $205.4 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), $245.9 million of unencumbered residential loans and $241.2 million of unencumbered preferred equity investments in owners of multi-family properties.

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
Based on current market conditions, our current investment portfolio, new investment initiatives, expectations to dispose of assets from time to time on terms favorable to us, our leverage ratio and available and future possible financing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months. We will continue to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, no assurance can be given that we will be able to access any such financing, or the size, timing or terms thereof.

Cash Flows and Liquidity for the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, net cash, cash equivalents and restricted cash decreased by $35.5 million.

Cash Flows Used in Operating Activities

We used net cash flows in operating activities totaling $11.5 million during the six months ended June 30, 2023. Our cash flow used in operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2023, our net cash flows used in investing activities were $64.2 million, primarily as a result of purchases of investment securities and residential loans, the funding of multi-family preferred equity investments and capital expenditures on real estate. This was partially offset by principal repayments and refinancing of residential mortgage loans, net proceeds from the sale of real estate held in Consolidated VIEs, net payments received from derivative instruments and return of capital from equity investments.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received from residential loans, including residential loans held in Consolidated SLST, and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities). Additionally, a significant portion of cash flows from the sale of real estate held in Consolidated VIEs were used to repay outstanding mortgages payable on real estate held in Consolidated VIEs.

Cash Flows From Financing Activities

During the six months ended June 30, 2023, our net cash flows from financing activities were $40.2 million. The main sources of cash flows from financing activities were proceeds from repurchase agreements related to our investment securities, residential loans and single-family rental properties. This was partially offset by paydowns on CDOs, payments made on mortgages payable on real estate, dividend payments on both common and preferred stock and repurchases of shares of common and preferred stock.

Liquidity – Financing Arrangements

As of June 30, 2023, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. Repurchase agreements we have historically used to finance our investment securities, including the repurchase agreements we currently have, are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At June 30, 2023, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans and single-family rental properties. The outstanding financing under two of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. We have entered into or amended repurchase agreements with three new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of June 30, 2023, we had an aggregate amount at risk under our residential loan and single-family rental property repurchase agreements of approximately $177.4 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of June 30, 2023, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of June 30, 2023, we had $223.1 million included in cash and cash equivalents and $205.4 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of June 30, 2023 included $137.2 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), $37.8 million of Agency RMBS, and $30.4 million of CMBS.

At June 30, 2023, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At June 30, 2023, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.4 billion. We had ten Company-sponsored securitizations with CDOs outstanding as of June 30, 2023. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts.

As of June 30, 2023, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 0.7 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of June 30, 2023, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 0.6 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the six months ended June 30, 2023.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of preferred stock from time to time in open market transactions, including through block purchases or privately negotiated transactions. During the three months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 6,605 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.7 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.88 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.2 million during three months ended June 30, 2023.

During the six months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 25,782 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $1.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.13 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.3 million during six months ended June 30, 2023. As of June 30, 2023, $99.0 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. The Company did not repurchase shares of its common stock during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company repurchased 377,508 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $3.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.56 per common share. As of June 30, 2023, $199.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.
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

Redeemable Non-Controlling Interest

Pursuant to the operating agreement for one of our joint venture equity investments, third party investors in this joint venture have the ability to sell their ownership interests to us, at their election, once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash. See Note 7 to our condensed consolidated financial statements included in this report for further discussion of redeemable non-controlling interest.

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

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on adjusted net interest income for the next 12 months based on our assets and liabilities as of June 30, 2023 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1)
+200	$(24,175)
+100	$(12,230)
-100	$9,553
-200	$19,978
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

The interest rates for certain of our investments and our subordinated debt are either explicitly or indirectly based on LIBOR, which has been the subject of recent reform. In line with its plans to transition away from LIBOR, the United Kingdom's Financial Conduct Authority ceased publication for the one week and two month LIBOR tenors as of December 31, 2021, and ceased publication for all other tenors on June 30, 2023. The market’s adoption of SOFR appears to have been strong and generally without disruption, although some corners of the loan market have been slower to transition to new benchmark rates. Additionally, the federal government enacted the Adjustable Interest Rate Act in March 2022 with the intention of assisting in the transition away from LIBOR, particularly with respect to certain legacy contracts that are difficult to transition off of LIBOR and expire after June 2023. We are working closely with the entities that are involved in calculating the interest rates for our RMBS, our loan servicers for our floating rate loans, and with the trustee of our subordinated debt in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Our net interest income, the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022 and in the first half of 2023. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Current inflationary pressures have caused, and a possible economic recession in the U.S. in the coming months may cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity and/or the reduction or elimination of policies intended to help keep borrowers and renters in their residences. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and rental income and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We are also exposed to credit risk in our investments in non-Agency RMBS, CMBS and ABS. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our preferred equity, mezzanine loan and equity investments in owners of multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

Fair Value Risk

Changes in interest rates, market liquidity, credit quality and other factors also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. For certain of our credit sensitive assets, fair values may only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise and extremely volatile periods or disruptions in the market, such as during the severe market disruption that occurred in 2020 or the current volatile market environment, make such estimates and assumptions inherently less certain. As a result, we believe our market value (fair value) risk has significantly increased. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2023 and do not take into consideration the effects of subsequent changes.

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of June 30, 2023, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Net Duration (1)
(basis points)	(dollar amounts in thousands)
+200	$(166,449)	2.3
+100	$(77,366)	2.4
Base		2.5
-100	$109,346	2.4
-200	$197,889	2.4
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase shares of its common stock during the three months ended June 30, 2023. As of June 30, 2023, $199.8 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of preferred stock from time to time in open market transactions, including through block purchases or privately negotiated transactions.

During the three months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 6,605 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.7 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.88 per preferred share. As of June 30, 2023, $99.0 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

The following table presents information with respect to the shares of the Company's preferred stock that we purchased during the three months ended June 30, 2023 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	$99,681
May 1, 2023 - May 31, 2023	14,188	17.62	14,188	99,432
June 1, 2023 - June 30, 2023	23,675	19.64	23,675	98,967
Total	37,863	$18.88	37,863	$98,967

(1)On March 15, 2023, the Company’s Board of Directors approved a $100.0 million preferred stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s preferred stock, which was announced on March 15, 2023. The preferred stock repurchase program is set to expire on March 31, 2024.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2022)

3.3	Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4	Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5	Articles Supplementary classifying and designating the Company's 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

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

10.1	Form of 2023 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.2	Form of 2023 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.3	The Company's 2023 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.4	Separation and Consulting Agreement, dated as of April 26, 2023, by and between the Company and Nathan R. Reese (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 4, 2023	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)