Form 10-Q
period 2023-09-30
NEW YORK MORTGAGE TRUST INC
filed 2023-11-03
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on October 31, 2023 was 90,683,228.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Residential loans, at fair value	$2,993,895	$3,525,080
Investment securities available for sale, at fair value	1,602,215	99,559
Multi-family loans, at fair value	98,435	87,534
Equity investments, at fair value	155,583	179,746
Cash and cash equivalents	228,333	244,718
Real estate, net	704,508	692,968
Assets of disposal group held for sale	909,731	1,151,784
Other assets	245,170	259,356
Total Assets (1)	$6,937,870	$6,240,745
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,994,728	$737,023
Collateralized debt obligations ($584,741 at fair value and $1,318,131 at amortized cost, net as of September 30, 2023 and $634,495 at fair value and $1,468,222 at amortized cost, net as of December 31, 2022)	1,902,872	2,102,717
Senior unsecured notes	97,924	97,384
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	396,810	394,707
Liabilities of disposal group held for sale	767,329	883,812
Other liabilities	116,626	115,991
Total liabilities (1)	5,321,289	4,376,634

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	21,026	63,803

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,164,414 and 22,284,994 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively ($554,110 and $557,125 aggregate liquidation preference as of September 30, 2023 and December 31, 2022, respectively)	535,445	538,351
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,684,441 and 91,193,688 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	907	912
Additional paid-in capital	2,307,195	2,282,691
Accumulated other comprehensive loss	(1,827)	(1,970)
Accumulated deficit	(1,266,492)	(1,052,768)
Company's stockholders' equity	1,575,228	1,767,216
Non-controlling interests	20,327	33,092
Total equity	1,595,555	1,800,308
Total Liabilities and Equity	$6,937,870	$6,240,745

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2023 and December 31, 2022, assets of consolidated VIEs totaled $3,822,228 and $4,261,097, respectively, and the liabilities of consolidated VIEs totaled $3,092,097 and $3,403,257, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NET INTEREST INCOME:
Interest income	$65,195	$68,920	$179,871	$195,441
Interest expense	48,406	38,563	130,145	88,767
Total net interest income	16,789	30,357	49,726	106,674

NET LOSS FROM REAL ESTATE:
Rental income	34,176	35,354	107,427	90,779
Other real estate income	8,215	5,430	21,486	11,464
Total income from real estate	42,391	40,784	128,913	102,243
Interest expense, mortgages payable on real estate	21,604	16,136	68,158	36,445
Depreciation and amortization	6,204	32,933	18,371	120,914
Other real estate expenses	22,371	20,750	66,878	51,517
Total expenses related to real estate	50,179	69,819	153,407	208,876
Total net loss from real estate	(7,788)	(29,035)	(24,494)	(106,633)

OTHER INCOME (LOSS):
Realized (losses) gains, net	(3,679)	19,674	(2,220)	25,867
Unrealized losses, net	(61,295)	(152,078)	(55,738)	(303,430)
Gains on derivative instruments, net	20,993	24,943	38,204	24,943
Income (loss) from equity investments	2,056	(3,098)	9,223	11,056
Impairment of real estate	(44,157)	—	(71,296)	—
Other income	139	12,747	1,712	15,275
Total other loss	(85,943)	(97,812)	(80,115)	(226,289)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,826	11,610	37,824	39,143
Portfolio operating expenses	5,161	10,124	17,882	32,303
Total general, administrative and operating expenses	16,987	21,734	55,706	71,446

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(93,929)	(118,224)	(110,589)	(297,694)
Income tax benefit	(56)	(330)	(59)	(262)

NET LOSS	(93,873)	(117,894)	(110,530)	(297,432)
Net loss attributable to non-controlling interests	9,364	2,617	19,957	36,409
NET LOSS ATTRIBUTABLE TO COMPANY	(84,509)	(115,277)	(90,573)	(261,023)
Preferred stock dividends	(10,435)	(10,493)	(31,394)	(31,478)
Gain on repurchase of preferred stock	125	—	467	—
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(94,819)	$(125,770)	$(121,500)	$(292,501)

Basic loss per common share	$(1.04)	$(1.33)	$(1.33)	$(3.08)
Diluted loss per common share	$(1.04)	$(1.33)	$(1.33)	$(3.08)
Weighted average shares outstanding-basic	90,984	94,269	91,163	94,919
Weighted average shares outstanding-diluted	90,984	94,269	91,163	94,919
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(94,819)	$(125,770)	$(121,500)	$(292,501)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	(65)	(1,109)	143	(3,832)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(65)	(1,109)	143	(3,832)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(94,884)	$(126,879)	$(121,357)	$(296,333)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, June 30, 2023	$913	$536,983	$2,298,669	$(1,144,091)	$(1,762)	$1,690,712	$28,405	$1,719,117
Net loss ($(2,907) allocated to redeemable non-controlling interest)	—	—	—	(84,509)	—	(84,509)	(6,457)	(90,966)
Common stock repurchases	(6)	—	(4,999)	—	—	(5,005)	—	(5,005)
Preferred stock repurchases	—	(1,538)	—	125	—	(1,413)	—	(1,413)
Stock based compensation expense, net	—	—	2,928	—	—	2,928	—	2,928
Dividends declared on common stock	—	—	—	(27,205)	—	(27,205)	—	(27,205)
Dividends declared on preferred stock	—	—	—	(10,435)	—	(10,435)	—	(10,435)
Dividends attributable to dividend equivalents	—	—	—	(377)	—	(377)	—	(377)
Decrease in fair value of available for sale securities	—	—	—	—	(65)	(65)	—	(65)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	287	287
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(1,908)	(1,908)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	10,597	—	—	10,597	—	10,597
Balance, September 30, 2023	$907	$535,445	$2,307,195	$(1,266,492)	$(1,827)	$1,575,228	$20,327	$1,595,555

Balance, June 30, 2022	$947	$538,221	$2,357,216	$(802,448)	$(945)	$2,092,991	$34,080	$2,127,071
Net (loss) income ($(5,200) allocated to redeemable non-controlling interest)	—	—	—	(115,277)	—	(115,277)	2,583	(112,694)
Common stock repurchases	(14)	—	(14,300)	—	—	(14,314)	—	(14,314)
Stock based compensation expense, net	—	—	3,278	—	—	3,278	—	3,278
Dividends declared on common stock	—	—	—	(37,465)	—	(37,465)	—	(37,465)
Dividends declared on preferred stock	—	—	—	(10,493)	—	(10,493)	—	(10,493)
Dividends attributable to dividend equivalents	—	—	—	(105)	—	(105)	—	(105)
Decrease in fair value of available for sale securities	—	—	—	—	(1,109)	(1,109)	—	(1,109)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	210	210
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(259)	(259)
Balance, September 30, 2022	$933	$538,221	$2,346,194	$(965,788)	$(2,054)	$1,917,506	$36,614	$1,954,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Nine Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net loss ($(11,592) allocated to redeemable non-controlling interest)	—	—	—	(90,573)	—	(90,573)	(8,365)	(98,938)
Common stock repurchases	(9)	—	(8,606)	—	—	(8,615)	—	(8,615)
Preferred stock repurchases	—	(2,906)	—	467	—	(2,439)	—	(2,439)
Stock based compensation expense, net	4	—	5,916	—	—	5,920	—	5,920
Dividends declared on common stock	—	—	—	(91,142)	—	(91,142)	—	(91,142)
Dividends declared on preferred stock	—	—	—	(31,394)	—	(31,394)	—	(31,394)
Dividends attributable to dividend equivalents	—	—	—	(1,082)	—	(1,082)	—	(1,082)
Increase in fair value of available for sale securities	—	—	—	—	143	143	—	143
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	827	827
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(5,227)	(5,227)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	27,194	—	—	27,194	—	27,194
Balance, September 30, 2023	$907	$535,445	$2,307,195	$(1,266,492)	$(1,827)	$1,575,228	$20,327	$1,595,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2021	$949	$538,221	$2,359,421	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(32,996) allocated to redeemable non-controlling interest)	—	—	—	(261,023)	—	(261,023)	(3,413)	(264,436)
Common stock repurchases	(21)	—	(21,834)	—	—	(21,855)	—	(21,855)
Stock based compensation expense, net	5	—	8,607	—	—	8,612	—	8,612
Dividends declared on common stock	—	—	—	(113,629)	—	(113,629)	—	(113,629)
Dividends declared on preferred stock	—	—	—	(31,478)	—	(31,478)	—	(31,478)
Dividends attributable to dividend equivalents	—	—	—	(320)	—	(320)	—	(320)
Decrease in fair value of available for sale securities	—	—	—	—	(3,832)	(3,832)	—	(3,832)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	210	210
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(835)	(835)
Balance, September 30, 2022	$933	$538,221	$2,346,194	$(965,788)	$(2,054)	$1,917,506	$36,614	$1,954,120
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(110,530)	$(297,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization	21,385	18,732
Depreciation and amortization expense related to operating real estate	18,371	120,914
Realized losses (gains), net	2,220	(25,867)
Unrealized losses, net	55,738	303,430
Gains on derivative instruments, net	(38,204)	(24,943)
Gain on sale of real estate	(1,879)	(17,132)
Impairment of real estate	71,296	—
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	693	1,092
Income from preferred equity, mezzanine loan and equity investments	(17,427)	(23,494)
Distributions of income from preferred equity, mezzanine loan and equity investments	16,664	36,976
Stock based compensation expense, net	5,920	8,612
Cash reclassified to assets of disposal group held for sale	(915)	(15,200)
Changes in operating assets and liabilities	(6,458)	(2,317)
Net cash provided by operating activities	16,874	83,371

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	25,367	60,589
Principal paydowns received on investment securities	27,232	24,355
Purchases of investment securities	(1,593,094)	—
Principal repayments received on residential loans	853,557	1,016,213
Proceeds from sales of residential loans	19,210	—
Purchases of residential loans	(374,780)	(1,665,991)
Principal repayments received on preferred equity and mezzanine loan investments	8,460	20,400
Return of capital from equity investments	50,775	39,325
Funding of preferred equity, mezzanine loan and equity investments	(39,147)	(28,086)
Funding of joint venture investments in Consolidated VIEs	—	(177,570)
Net variation margin received for derivative instruments	34,683	—
Net payments received from derivative instruments	18,756	130
Net proceeds from sale of real estate	191,304	100,203
Cash received from initial consolidation of VIEs	—	6,897
Purchases of and capital expenditures on real estate	(44,804)	(196,621)
Purchases of other assets	(59)	(95)
Net cash used in investing activities	(822,540)	(800,251)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	1,255,385	658,173
Proceeds from issuance of collateralized debt obligations, net	—	741,720
Repayment of convertible notes	—	(138,000)
Repurchases of common stock	(8,615)	(21,855)
Repurchases of preferred stock	(2,439)	—
Dividends paid on common stock and dividend equivalents	(101,595)	(114,288)
Dividends paid on preferred stock	(31,451)	(30,910)
Net distributions to non-controlling interest in Consolidated VIEs	(8,391)	(6,551)
Payments made on and extinguishment of collateralized debt obligations	(161,065)	(118,644)
Payments made on Consolidated SLST CDOs	(33,439)	(97,604)
Net payments made on mortgages payable on real estate	(128,232)	(13,105)
Net cash provided by financing activities	780,158	858,936

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(25,508)	142,056
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	380,938	337,861
Cash, Cash Equivalents and Restricted Cash - End of Period	$355,430	$479,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$175,120	$106,005
Cash paid for income taxes	$268	$277

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$4,916	$—
Consolidation of real estate held in Consolidated VIEs	$—	$664,437
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$524,217
Transfer from residential loans to real estate owned	$13,913	$2,741

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$30,132	$38,065
Dividends declared on preferred stock to be paid in subsequent period	$10,435	$10,493

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$228,333	$355,276
Restricted cash included in other assets	127,097	124,641
Total cash, cash equivalents, and restricted cash	$355,430	$479,917
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
1. Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is a real estate investment trust ("REIT") in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets, as well as more traditional types of fixed-income investments that provide coupon income, such as Agency RMBS.

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
“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs that we consolidate in our financial statements in accordance with GAAP; and
“SOFR” refers to Secured Overnight Funding Rate.

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

The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2023, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, the accompanying condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Additionally, prior period disclosures have been conformed to the current period presentation of net loss from real estate. Beginning in the third quarter of 2023, the components of net loss from real estate, inclusive of rental income and other real estate income and interest expense, mortgages payable on real estate, depreciation and amortization and other real estate expenses, are presented as total net loss from real estate on the Company's condensed consolidated statements of operations. Previously, rental income, other real estate income and total income from real estate was presented in other income (loss) and interest expense, mortgages payable on real estate, depreciation and amortization, other real estate expenses and total expenses related to real estate were presented in general, administrative and operating expenses on the Company's condensed consolidated statements of operations. Prior to the fourth quarter of 2022, interest expense, mortgages payable on real estate was presented in interest expense and net interest income on the Company's condensed consolidated statements of operations.

Also beginning in the third quarter of 2023, unrealized gains (losses) and realized gains (losses) on derivative instruments are presented in gains on derivative instruments, net on the Company's condensed consolidated statements of operations. Previously, unrealized gains (losses) on derivative instruments were presented in unrealized gains (losses), net and realized gains (losses) on derivative instruments were presented in realized gains (losses), net on the Company's condensed consolidated statements of operations.

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

Derivative Financial Instruments – The Company enters into various types of derivative financial instruments in connection with its risk management activities which are recorded on the accompanying condensed consolidated balance sheets as assets or liabilities at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether they qualify for hedge accounting treatment. The Company elected not to apply hedge accounting for its derivative financial instruments; accordingly, all changes in fair value are reported on the accompanying condensed consolidated statements of operations as gains (losses) on derivative instruments, net.

The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company may enter into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates. All of the Company’s interest rate swaps are cleared through a central clearing house which requires that the Company post an initial margin amount determined by the central clearing house, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by the central clearing house. The exchange of variation margin is treated as a legal settlement of the exposure under the interest rate swap contract, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin is accounted for separate from the interest rate swap asset or liability and classified within restricted cash and included in other assets on the accompanying condensed consolidated balance sheets. Any additional amounts due from or due to counterparties in connection with the Company's interest rate swaps, are included in other assets or other liabilities, respectively, on the accompanying condensed consolidated balance sheets.

Summary of Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. In light of the cessation of the publication of LIBOR after June 30, 2023, the Company’s material contracts that were indexed to LIBOR have been amended to transition to an alternative benchmark and any other unmodified agreements that incorporate LIBOR as the referenced rate have provisions in place that provide for identification of an alternative benchmark or specify an alternative benchmark, or by operation of law specify an alternative benchmark, to LIBOR upon its phase-out. The Company continues to evaluate the impact of ASU 2020-04 and ASU 2021-01 on its financing transactions that are subject to LIBOR and may apply elections, as applicable, until December 31, 2024.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023				December 31, 2022
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$815,311	$910,222	$1,675,797	$3,401,330	$1,152,502	$955,579	$1,790,179	$3,898,260
(Discount)/premium	(22,336)	(7,206)	(56,079)	(85,621)	(22,179)	(5,815)	(60,745)	(88,739)
Unrealized losses	(56,036)	(160,412)	(105,366)	(321,814)	(48,939)	(122,182)	(113,320)	(284,441)
Carrying value	$736,939	$742,604	$1,514,352	$2,993,895	$1,081,384	$827,582	$1,616,114	$3,525,080

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of September 30, 2023 and December 31, 2022 (see Note 12).
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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(7,172)	$(30,705)	$(14,246)	$(57,134)	$(33,188)	$(67,141)

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized (losses) gains, net	$(8,174)	$(38,230)	$9,033	$(112,736)	$(110,631)	$(139,798)

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

The Company recognized $1.4 million and $3.7 million of net realized gains on the payoff of residential loans, at fair value during the three and nine months ended September 30, 2023, respectively. The Company recognized $1.9 million and $9.0 million of net realized gains on the payoff of residential loans, at fair value during the three and nine months ended September 30, 2022, respectively. The Company also recognized $0.8 million and $0.7 million of net realized losses on the sale of residential loans, at fair value during the three and nine months ended September 30, 2023, respectively. The Company did not sell any residential loans during the three and nine months ended September 30, 2022.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of September 30, 2023 and December 31, 2022, respectively, are as follows:

	September 30, 2023			December 31, 2022
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	21.7%	10.7%	18.0%	24.3%	10.6%	19.2%
Florida	14.6%	10.3%	11.3%	13.2%	10.3%	10.2%
New York	7.4%	9.9%	8.3%	8.0%	9.8%	8.6%
Texas	7.4%	3.9%	7.2%	7.0%	4.0%	7.3%
Washington	5.2%	1.8%	2.6%	5.7%	1.8%	2.9%
New Jersey	5.1%	7.5%	5.6%	6.3%	7.4%	5.6%
Illinois	3.2%	7.2%	3.4%	2.6%	7.2%	3.2%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
September 30, 2023	$218,545	$243,718	$9,685	$10,389
December 31, 2022	149,076	159,981	8,382	9,132

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $90.2 million and $143.2 million were 90 days or more delinquent as of September 30, 2023 and December 31, 2022, respectively.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments ("ASC 825"), where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023				December 31, 2022
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS
Fixed rate
Fannie Mae	$868,656	$64	$(18,193)	$850,527	$—	$—	$—	$—
Freddie Mac	591,245	—	(18,977)	572,268	—	—	—	—
Total Fixed rate	1,459,901	64	(37,170)	1,422,795	—	—	—	—
Adjustable rate
Fannie Mae	43,377	—	(1,036)	42,341	—	—	—	—
Freddie Mac	28,803	—	(522)	28,281	—	—	—	—
Total Adjustable rate	72,180	—	(1,558)	70,622	—	—	—	—
Interest-only
Ginnie Mae	42,205	107	(725)	41,587	—	—	—	—
Total Interest-only	42,205	107	(725)	41,587	—	—	—	—
Total Agency RMBS	1,574,286	171	(39,453)	1,535,004	—	—	—	—
Non-Agency RMBS	42,059	8,729	(13,161)	37,627	48,958	9,436	(13,469)	44,925
CMBS	6,000	—	(352)	5,648	32,033	—	(1,900)	30,133
ABS	—	—	—	—	797	59	—	856
Total investment securities available for sale - fair value option	1,622,345	8,900	(52,966)	1,578,279	81,788	9,495	(15,369)	75,914

CECL Securities
Non-Agency RMBS	25,763	—	(1,827)	23,936	25,616	—	(1,971)	23,645
Total investment securities available for sale - CECL Securities	25,763	—	(1,827)	23,936	25,616	—	(1,971)	23,645
Total	$1,648,108	$8,900	$(54,793)	$1,602,215	$107,404	$9,495	$(17,340)	$99,559

Accrued interest receivable for investment securities available for sale in the amount of $8.0 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and nine months ended September 30, 2023, the Company recognized $30.5 million and $38.2 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively. For the three and nine months ended September 30, 2022, the Company recognized $17.4 million and $20.5 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively. Net unrealized losses on investment securities for the three and nine months ended September 30, 2022 included a reversal of previously recognized unrealized gains amounting to $15.9 million on ABS that were sold during the three months ended September 30, 2022.

Realized Gain and Loss Activity

The following table summarizes our investment securities sold during the three months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
CMBS	$24,772	$—	$(1,035)	$(1,035)
Total	$24,772	$—	$(1,035)	$(1,035)

	Three Months Ended September 30, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$36,215	$18,001	$—	$18,001
Total	$36,215	$18,001	$—	$18,001

The following table summarizes our investment securities sold during the nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Nine Months Ended September 30, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
CMBS	24,772	—	(1,035)	(1,035)
Total	$25,367	$—	$(1,076)	$(1,076)

	Nine Months Ended September 30, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
ABS	36,215	18,001	—	18,001
Total	$60,589	$18,375	$—	$18,375

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 36 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of September 30, 2023 and December 31, 2022, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.0 years and 7.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Weighted Average Life	September 30, 2023	December 31, 2022
0 to 5 years	$42,759	$39,655
Over 5 to 10 years	1,546,244	46,558
10+ years	13,212	13,346
Total	$1,602,215	$99,559

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three and nine months ended September 30, 2023 and 2022.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

September 30, 2023	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$23,936	$(1,827)	$23,936	$(1,827)
Total	$—	$—	$23,936	$(1,827)	$23,936	$(1,827)

December 31, 2022	Less than 12 months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)
Total	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)

At September 30, 2023, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Investment amount	$98,246	$88,249
Deferred loan fees, net	(473)	(428)
Unrealized gains (losses), net	662	(287)
Total, at Fair Value	$98,435	$87,534

For the three and nine months ended September 30, 2023, the Company recognized $16.8 thousand in net unrealized losses and $0.9 million in net unrealized gains on multi-family loans, respectively. For the three and nine months ended September 30, 2022, the Company recognized $2.5 million and $3.0 million in net unrealized losses on multi-family loans, respectively.
For the nine months ended September 30, 2023, the Company recognized $0.2 million in premiums resulting from early redemption of multi-family loans. The Company did not recognize premiums resulting from early redemption of multi-family loans for the three months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized $7.1 thousand and $1.0 million in premiums resulting from early redemption of multi-family loans, respectively. Premiums resulting from early redemption of multi-family loans are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023		December 31, 2022
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,753	$3,363	$4,523	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of September 30, 2023 and December 31, 2022, respectively, are as follows:

	September 30, 2023	December 31, 2022
Texas	35.1%	30.1%
Tennessee	14.6%	15.6%
Florida	10.1%	10.9%
Arkansas	9.3%	—
Louisiana	7.1%	7.5%
Alabama	6.5%	7.1%
North Carolina	5.7%	6.1%
Indiana	5.1%	5.7%

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

The following table presents the Company's equity investments as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023		December 31, 2022
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
FF/RMI 20 Midtown, LLC	51%	$28,711	51%	$27,079
Palms at Cape Coral, LLC	34%	5,721	34%	5,429
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	19,292	57%	18,139
Lucie at Tradition Holdings, LLC	70%	18,948	70%	17,576
Syracuse Apartments and Townhomes, LLC	58%	21,241	58%	20,115
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,724	58%	9,277
Tides on 27th Investors, LLC	54%	17,320	—	—
Rapid City RMI JV LLC	50%	9,626	—	—
America Walks at Port St. Lucie, LLC	—	—	62%	29,873
1122 Chicago DE, LLC	—	—	53%	8,276
Bighaus, LLC	—	—	42%	16,482
Total - Multi-Family Preferred Equity Ownership Interests		130,583		152,246

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	25,000	—	27,500
Total - Single-Family Equity Ownership Interests		25,000		27,500
Total		$155,583		$179,746

(1)The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the nine months ended September 30, 2023. The Company purchased $15.3 million and $55.2 million of residential loans from the entity during the three and nine months ended September 30, 2023, respectively, and $5.5 million and $257.8 million of residential loans from the entity during the three and nine months ended September 30, 2022, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and nine months ended September 30, 2023 includes $0.2 million and $0.8 million of net unrealized gains, respectively. Income from these investments during the three and nine months ended September 30, 2022 includes $4.2 million and $3.8 million of net unrealized losses, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2023	2022	2023	2022
FF/RMI 20 Midtown, LLC	$955	$287	$2,690	$1,897
Palms at Cape Coral, LLC	183	68	540	381
America Walks at Port St. Lucie, LLC	345	376	2,243	2,180
EHOF-NYMT Sunset Apartments Preferred, LLC	651	219	1,914	1,327
Lucie at Tradition Holdings, LLC	719	126	2,103	1,342
Syracuse Apartments and Townhomes, LLC	679	67	2,000	1,174
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	311	243	918	243
Tides on 27th Investors, LLC	599	—	1,896	—
Rapid City RMI JV LLC	236	—	236	—
1122 Chicago DE, LLC	—	212	419	690
Bighaus, LLC	—	388	701	1,325
Lurin-RMI, LLC	—	(1,242)	—	558
Somerset Deerfield Investor, LLC	—	548	—	1,731
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	—	163	—	485
DCP Gold Creek, LLC	—	—	—	254
Rigsbee Ave Holdings, LLC	—	—	—	(174)
Walnut Creek Properties Holdings, L.L.C.	—	—	—	(153)
Total Income - Multi-Family Preferred Equity Ownership Interests	$4,678	$1,455	$15,660	$13,260

For the three and nine months ended September 30, 2023, the Company recognized $0.1 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments. For the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $2.8 million in premiums, respectively, resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income on the accompanying condensed consolidated statement of operations.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Name	2023	2022	2023	2022
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$—	$(3,500)	$(2,500)	$(1,750)
Morrocroft Neighborhood Stabilization Fund II, LP (2)	—	—	—	50
Total Loss - Single-Family Equity Ownership Interests	$—	$(3,500)	$(2,500)	$(1,700)

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$(1,020)	$(1,141)	$(1,220)	$(930)
GWR Gateway Partners, LLC	(1,602)	88	(2,717)	426
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(2,622)	$(1,053)	$(3,937)	$(504)

(1)Includes net unrealized losses of $1.3 million and $5.6 million for the three and nine months ended September 30, 2023, respectively. Includes net unrealized losses of $3.5 million and $1.8 million for the three and nine months ended September 30, 2022, respectively.
(2)The Company's equity investment was redeemed during the year ended December 31, 2022.
(3)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022 (see Note 9). Includes net unrealized losses of $2.6 million and $3.9 million for the three and nine months ended September 30, 2023, respectively, and net unrealized losses of $1.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of September 30, 2023 and December 31, 2022.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued, and certain IOs and senior securities issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of September 30, 2023 and December 31, 2022, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the Consolidated SLST securities owned by the Company had a fair value of $154.4 million and $191.5 million, respectively (see Note 16). The Company’s investments in Consolidated SLST securities were not included as collateral to any Financing VIE as of September 30, 2023 and December 31, 2022.

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

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and real estate acquisitions by a Consolidated VIE during the nine months ended September 30, 2022 (dollar amounts in thousands):

Nine Months Ended September 30, 2022
Cash (1)	$8,576
Operating real estate (1) (2)	730,988
Lease intangibles (1) (3)	41,892
Other assets (1)	8,258
Total assets	789,714

Mortgages payable on real estate, net (1)	570,682
Other liabilities (1)	4,662
Total liabilities	575,344

Non-controlling interests (4)	16,293
Net assets consolidated	$198,077

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of September 30, 2023 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$7,120	$7,120
Residential loans, at fair value	1,514,352	742,604	—	2,256,956
Real estate, net held in Consolidated VIEs (1)	—	—	542,797	542,797
Assets of disposal group held for sale (2)	—	—	904,658	904,658
Other assets	90,223	3,018	17,456	110,697
Total assets	$1,604,575	$745,622	$1,472,031	$3,822,228

Collateralized debt obligations ($1,318,131 at amortized cost, net and $584,741 at fair value)	$1,318,131	$584,741	$—	$1,902,872
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	396,810	396,810
Liabilities of disposal group held for sale (2)	—	—	767,329	767,329
Other liabilities	7,575	5,138	12,373	25,086
Total liabilities	$1,325,706	$589,879	$1,176,512	$3,092,097
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$21,026	$21,026
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$20,202	$20,202
Net investment (6)	$278,869	$155,743	$254,291	$688,903

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended September 30,
	2023			2022
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$8,370	$—	$8,370	$9,013	$—	$9,013
Interest expense	5,957	—	5,957	6,611	—	6,611
Total net interest income	2,413	—	2,413	2,402	—	2,402

Income from real estate	—	39,287	39,287	—	39,261	39,261
Expenses related to real estate	—	47,367	47,367	—	67,319	67,319
Total net loss from real estate	—	(8,080)	(8,080)	—	(28,058)	(28,058)

Unrealized losses, net	(9,325)	—	(9,325)	(7,925)	—	(7,925)
Gains on derivative instruments, net	—	315	315	—	24,943	24,943
Impairment of real estate	—	(44,157)	(44,157)	—	—	—
Other (losses) income	—	(103)	(103)	—	16,287	16,287
Total other (loss) income	(9,325)	(43,945)	(53,270)	(7,925)	41,230	33,305

Net (loss) income	(6,912)	(52,025)	(58,937)	(5,523)	13,172	7,649
Net loss attributable to non-controlling interest in Consolidated VIEs	—	9,364	9,364	—	2,617	2,617
Net (loss) income attributable to Company	$(6,912)	$(42,661)	$(49,573)	$(5,523)	$15,789	$10,266

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Nine Months Ended September 30,
	2023			2022
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$25,543	$—	$25,543	$27,648	$—	$27,648
Interest expense	18,238	—	18,238	18,796	—	18,796
Total net interest income	7,305	—	7,305	8,852	—	8,852

Income from real estate	—	120,247	120,247	—	97,308	97,308
Expenses related to real estate	—	145,310	145,310	—	202,084	202,084
Total net loss from real estate	—	(25,063)	(25,063)	—	(104,776)	(104,776)

Unrealized losses, net	(19,354)	—	(19,354)	(27,480)	—	(27,480)
Gains on derivative instruments, net	—	5,572	5,572	—	24,943	24,943
Impairment of real estate	—	(71,296)	(71,296)	—	—	—
Other (losses) income	—	(61)	(61)	—	16,287	16,287
Total other (loss) income	(19,354)	(65,785)	(85,139)	(27,480)	41,230	13,750

Net loss	(12,049)	(90,848)	(102,897)	(18,628)	(63,546)	(82,174)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	19,957	19,957	—	36,409	36,409
Net loss attributable to Company	$(12,049)	$(70,891)	$(82,940)	$(18,628)	$(27,137)	$(45,765)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$34,571	$37,101	$63,803	$66,392
Contributions	—	—	—	315
Distributions	(41)	(4,115)	(3,991)	(5,925)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(2,907)	(5,200)	(11,592)	(32,996)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	(10,597)	—	(27,194)	—
Ending balance	$21,026	$27,786	$21,026	$27,786

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest include a weighted average capitalization rate of 5.7% (ranges from 5.3% to 6.5%) and a weighted average discount rate of 14.8% (ranges from 13.9% to 15.6%).

Unconsolidated VIEs

As of September 30, 2023 and December 31, 2022, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of September 30, 2023 and December 31, 2022, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
Non-Agency RMBS	$—	$25,796	$—	$—	$25,796
Preferred equity investments in multi-family properties	98,435	—	130,583	—	229,018
Joint venture equity investments in multi-family properties	—	—	—	5,073	5,073
Maximum exposure	$98,435	$25,796	$130,583	$5,073	$259,887

	December 31, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$856	$—	$—	$856
Non-Agency RMBS	—	29,290	—	—	29,290
Preferred equity investments in multi-family properties	87,534	—	152,246	—	239,780
Joint venture equity investments in multi-family properties	—	—	—	9,010	9,010
Maximum exposure	$87,534	$30,146	$152,246	$9,010	$278,936

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Land	$89,550	$89,550
Building and improvements	638,433	611,102
Furniture, fixture and equipment	16,119	13,540
Real estate	$744,102	$714,192
Accumulated depreciation	(39,594)	(21,224)
Real estate, net (1)	$704,508	$692,968

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

Multi-family Apartment Properties

As of September 30, 2023 and December 31, 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

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

Single-family Rental Properties

As of September 30, 2023 and December 31, 2022, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles included in other assets were fully amortized as of September 30, 2023 and December 31, 2022.

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

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense on operating real estate	$6,204	$16,025	$18,371	$41,269
Amortization of lease intangibles related to operating real estate	—	16,908	—	79,645
Total depreciation and amortization (1)	$6,204	$32,933	$18,371	$120,914

(1)Amounts for the three and nine months ended September 30, 2022 include depreciation and amortization of multi-family properties that have been reclassified to assets held in disposal group held for sale.

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

During the nine months ended September 30, 2023, four of the joint ventures in which the Company held a common equity investment sold their multi-family apartment communities for approximately $187.7 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgages payable in the amount of approximately $150.2 million. The sales generated net gains of approximately $3.1 million and losses on extinguishment of debt of approximately $2.0 million, both of which are primarily included in other income on the accompanying condensed consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $1.9 million, resulting in net losses attributable to the Company's common shareholders of approximately $0.8 million.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents (1)	$14,859	$13,944
Equity investments	5,073	9,010
Real estate, net (1)	852,277	1,079,942
Other assets (1)	37,522	48,888
Total assets of disposal group held for sale	$909,731	$1,151,784

Mortgages payable on real estate	$740,187	$865,414
Other liabilities	27,142	18,398
Total liabilities of disposal group held for sale (1)	$767,329	$883,812

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $12.1 million and $23.9 million as of September 30, 2023 and December 31, 2022, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. As of September 30, 2023, the fair value, net of selling costs of multi-family properties owned by seven of the joint venture equity investments was less than the properties' net carrying values. The Company recognized net impairments of $44.2 million and $71.3 million in the three and nine months ended September 30, 2023, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations. See Note 16 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Pretax loss of disposal group held for sale	$(54,969)	$(2,648)	$(92,054)	$(50,621)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	6,431	248	8,388	5,313
Pretax loss of disposal group attributable to Company's common stockholders	$(48,538)	$(2,400)	$(83,666)	$(45,308)

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
Derivatives Not Designated as Hedging Instruments
The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts that limit the indexed portion of the interest rate on the respective related financing to a strike rate based upon Term SOFR.
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
The Company may purchase equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price, as well as credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.
The Company did not have any interest rate swap or option transactions in 2022.
The following table summarizes the Company's derivative instruments as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate caps	Other assets	$2,031	$2,473
Interest rate swaps	Other assets	—	—
Total derivative assets (1)		$2,031	$2,473
(1)Excludes interest rate cap contracts held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps are cleared through a central clearing house, CME Group Inc. ("CME Clearing"), which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,031	$—	$—	$2,031
Interest rate swaps	37,729	(3,046)	(34,683)	—
Total derivative assets	$39,760	$(3,046)	$(34,683)	$2,031

Derivative liabilities
Interest rate swaps	$(3,046)	$3,046	$—	$—
Total derivative liabilities	$(3,046)	$3,046	$—	$—

	December 31, 2022
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,473	$—	$—	$2,473
Total derivative assets	$2,473	$—	$—	$2,473

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps determined by CME Clearing, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. As of September 30, 2023, an initial margin account balance of approximately $44.7 million is included in other assets and margin deficit in the amount of approximately $3.0 million is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the activity of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2023, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended September 30, 2023
Type of Derivative Instrument	June 30, 2023	Additions	Terminations	September 30, 2023
Options	$81	$—	$(81)	$—
Interest rate swaps	900,925	1,356,309	—	2,257,234

	Notional Amount For the Nine Months Ended September 30, 2023
Type of Derivative Instrument	December 31, 2022	Additions	Terminations	September 30, 2023
Options	$—	$500,148	$(500,148)	$—
Interest rate swaps	—	2,257,234	—	2,257,234

The following tables present the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in gains (losses) on derivative instruments, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$1,568	$(1,143)	$6,388	$(130)
Options	(1,130)	974	(2,737)	—
Interest rate swaps	—	20,724	—	34,683
Total	$438	$20,555	$3,651	$34,553

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$921	$24,022	$921	$24,022
Total	$921	$24,022	$921	$24,022
(1)Includes interest rate caps held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The following table presents information about our interest rate cap contracts related to certain repurchase agreement financing and variable-rate mortgages payable on real estate that are not included in disposal group held for sale as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Financing Type	Term SOFR Strike Price	Notional Amount	Expiration Date
Repurchase agreement	4.10%	$111,000	November 17, 2024
Mortgage payable on real estate	2.00%	29,000	April 1, 2024

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of September 30, 2023 (dollar amounts in thousands):

	September 30, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,364,705	4.59%	5.26%
2026	80,000	3.51%	5.20%
2028	543,058	3.94%	5.28%
2033	216,421	3.77%	5.27%
Total	$2,204,184	4.31%	5.27%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of September 30, 2023 (dollar amounts in thousands):

	September 30, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.19%
2033	43,500	3.64%	5.26%
Total	$53,050	3.61%	5.25%

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

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the Company's condensed consolidated statements of cash flows. Realized gains or losses, if any, and unrealized gains or losses, if any, on the Company's derivative instruments are included in the gains (losses) on derivative instruments, net line item within the operating activities section of the condensed consolidated statements of cash flows. Additionally, any changes in amounts due from or due to counterparties in connection with the Company's interest rate swaps are included in the changes in operating assets and liabilities line item of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net payments received from (made on) derivative instruments and net variation margin received for derivative instruments line items within the investing activities section of the condensed consolidated statements of cash flows.

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Restricted cash (1)	$127,097	$136,220
Accrued interest receivable	34,108	34,067
Other assets in consolidated multi-family properties	16,965	13,681
Recoverable advances on residential loans	16,666	13,979
Other receivables	11,638	11,357
Real estate owned	11,502	18,588
Collections receivable from residential loan servicers	9,882	15,374
Operating lease right-of-use assets	6,900	7,831
Deferred tax assets	3,350	2,671
Derivative assets (2)	2,031	2,473
Other	5,031	3,115
Total	$245,170	$259,356

(1)Restricted cash represents cash held by third parties, initial margin for interest rate swap contracts, cash held by the Company's securitization trusts and restricted cash held by consolidated multi-family properties.
(2)Includes derivative asset held in a consolidated multi-family property.

Other Liabilities

The following table presents the components of the Company's other liabilities as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Dividends and dividend equivalents payable	$40,568	$49,996
Accrued interest payable	19,434	10,629
Accrued expenses and other liabilities in consolidated multi-family properties	12,373	10,511
Accrued expenses	10,654	15,576
Operating lease liabilities	7,430	8,383
Deferred revenue	5,342	7,131
Securities purchased but not settled	4,916	—
Unfunded commitments for residential loans	4,249	2,950
Advanced remittances from residential loan servicers	4,077	9,098
Swap margin payable	2,980	—
Deferred tax liabilities	761	394
Other	3,842	1,323
Total	$116,626	$115,991

12. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	September 30, 2023	December 31, 2022
Investment securities	$1,490,996	$50,077
Residential loans	427,342	686,946
Single-family rental properties	76,390	—
Total carrying value	$1,994,728	$737,023

As of September 30, 2023, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP and Bank of America at 7.91% and 5.68%, respectively. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of September 30, 2023, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of September 30, 2023, the Company had $221.2 million included in cash and cash equivalents and $172.8 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at September 30, 2023 (dollar amounts in thousands):

Unencumbered Securities	September 30, 2023
Agency RMBS	$47,610
Non-Agency RMBS (1) (2)	119,503
CMBS	5,648
Total	$172,761

(1)Includes IOs in Consolidated SLST with a fair value of $17.8 million as of September 30, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $40.2 million as of September 30, 2023. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $201.2 million at September 30, 2023.

Residential Loans and Single-family Rental Properties

The Company has repurchase agreements with five financial institutions to fund the purchase of residential loans and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
September 30, 2023	$2,175,000	$505,477	$(1,745)	$503,732	$683,204	7.81%	8.21
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $169.7 million, a weighted average rate of 8.09%, and weighted average months to maturity of 17.27 months as of September 30, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022.
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
(3)Includes residential loans with an aggregate fair value of $535.8 million and single-family rental properties with a net carrying value of $147.4 million as of September 30, 2023. Includes residential loans with an aggregate fair value of $867.0 million as of December 31, 2022.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with two of the counterparties with an aggregate outstanding balance of $335.7 million as of September 30, 2023 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans and single-family rental properties at September 30, 2023 and December 31, 2022 amounted to $2.8 million and $3.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The Company, as required by a repurchase agreement with one counterparty, has entered into an interest rate cap contract that limits the indexed portion of the interest rate on the related repurchase agreement to a fixed rate (see Note 10).

As of September 30, 2023, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of September 30, 2023 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of September 30, 2023 and December 31, 2022, the Company had amounts outstanding under repurchase agreements with six counterparties and one counterparty, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023			December 31, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$1,406,824	$1,487,394	$1,525,702	$—	$—	$—
Non-Agency RMBS (1) (2)	84,172	184,868	245,503	50,077	170,551	210,733
Balance at end of the period	$1,490,996	$1,672,262	$1,771,205	$50,077	$170,551	$210,733

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $136.7 million as of September 30, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

(2)Includes securities repurchased from our residential loan securitizations with a fair value of $48.2 million as of September 30, 2023. Amounts included in amortized cost of collateral pledged for repurchased securities represent the current par value of the securities. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of September 30, 2023 and December 31, 2022, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 92.9% and 30.0%, respectively, that implies an average "haircut" of 7.1% and 70.0%, respectively. As of September 30, 2023, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS and non-Agency RMBS was approximately 4.8% and 46.9%, respectively.

As of September 30, 2023 and December 31, 2022, the average days to maturity for repurchase agreements secured by investment securities were 52 days and 9 days, respectively, and the weighted average interest rates were 5.61% and 5.28%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at September 30, 2023 and December 31, 2022 amounted to $9.2 million and $0.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Contractual Maturity	September 30, 2023	December 31, 2022
Within 30 days	$229,384	$50,077
Over 30 day to 90 days	1,261,612	—
Over 90 days	—	—
Total	$1,490,996	$50,077

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST (4)	$665,970	$584,741	2.75%	2059
Residential loan securitizations	1,335,598	1,318,131	3.63%	2026 - 2062
Total collateralized debt obligations	$2,001,568	$1,902,872

	December 31, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST (4)	$699,408	$634,495	2.75%	2059
Residential loan securitizations	1,498,198	1,468,222	3.54%	2026 - 2062
Total collateralized debt obligations	$2,197,606	$2,102,717

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)As of September 30, 2023 and December 31, 2022, $560.8 million and $647.1 million, respectively, of the Company's CDOs contained an initial interest rate step-up feature whereby the interest rate increases by 3.00% if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents, ranging from October 2023 to July 2025, with potential additional interest rate step-ups of 1.00% if the outstanding notes are not redeemed by expected redemption dates ranging from October 2024 to July 2026. As of September 30, 2023 and December 31, 2022, $548.4 million and $603.8 million, respectively, of the Company's CDOs contained a contractual interest rate step-up feature whereby the interest rate increases by either 1.00% or 2.00% at step-up dates, as defined in the respective governing documents, ranging from May 2024 to December 2026.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 16).

The Company's CDOs as of September 30, 2023 had stated maturities as follows:

Year ending December 31,	Total
2023	$—
2024	—
2025	—
2026	84,659
2027	225,000
Thereafter	1,691,909
Total	$2,001,568

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

As of September 30, 2023, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $2.1 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

The Company had the right to redeem the Senior Unsecured Notes, in whole or in part, at any time prior to April 30, 2023 at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes to be redeemed, plus the applicable "make-whole" premium, plus accrued but unpaid interest, if any, to, but excluding, the redemption date. The "make-whole" premium was equal to the present value of all interest that would have accrued between the redemption date and up to, but excluding, April 30, 2023, plus an amount equal to the principal amount of such Senior Unsecured Notes multiplied by 2.875%. The Company did not exercise its redemption right prior to April 30, 2023. On and after April 30, 2023, the Company has the right to redeem the Senior Unsecured Notes, in whole or in part, at 100% of the principal amount of the Senior Unsecured Notes to be redeemed, plus accrued but unpaid interest, if any, to, but excluding, the redemption date, plus an amount equal to the principal amount of such Senior Unsecured Notes multiplied by a date-dependent multiple as detailed in the following table:

Redemption Period	Multiple
April 30, 2023 - April 29, 2024	2.875%
April 30, 2024 - April 29, 2025	1.4375%
April 30, 2025 - April 29, 2026	—

No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that are structurally subordinated in right of payment to the Company's subordinated debentures.

As of September 30, 2023, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of September 30, 2023 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of September 30, 2023, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following tables summarize the key details of the Company’s subordinated debentures as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

September 30, 2023	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

December 31, 2022	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month LIBOR plus 3.75%, resetting quarterly	Three-month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 3, 2023, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Convertible Notes

The Company redeemed its $138.0 million aggregate principal amount of 6.25% Senior Convertible Notes (the "Convertible Notes") at maturity on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

The following table presents interest expense from the Convertible Notes for the nine months ended September 30, 2022 (dollar amounts in thousands):

For the Nine Months Ended September 30, 2022
Contractual interest expense	$335
Amortization of underwriter's discount and deferred charges	103
Total	$438

Mortgages Payable on Real Estate

As of September 30, 2023 and December 31, 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7).

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

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
September 30, 2023	$400,601	$399,351	$(2,541)	$396,810	2025 - 2032	4.34%
December 31, 2022	398,703	397,453	(2,746)	394,707	2025 - 2032	4.21%

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
(3)For a variable-rate mortgage payable, the applicable joint venture entity, as required by the loan agreement, entered into an interest rate cap contract with a counterparty that limits the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of September 30, 2023, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2023	$—
2024	—
2025	27,750
2026	126,901
2027	—
2028	—
Thereafter	389,700
$544,351

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2023, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Investment Commitment

On December 7, 2021, the Company entered into an agreement with certain members of its existing joint ventures to fund joint venture equity investments in multi-family properties totaling $40.0 million, to the extent investment opportunities meet defined investment standards. The commitment expires on December 7, 2023 and, as of November 3, 2023, the Company has not funded any joint venture equity investments pursuant to such agreement.

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

The Company's options were classified as Level 2 fair values and were measured using prices obtained from the counterparty.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$736,939	$736,939	$—	$—	$1,081,384	$1,081,384
Consolidated SLST	—	—	742,604	742,604	—	—	827,582	827,582
Residential loans held in securitization trusts	—	—	1,514,352	1,514,352	—	—	1,616,114	1,616,114
Multi-family loans	—	—	98,435	98,435	—	—	87,534	87,534
Investment securities available for sale:
Agency RMBS	—	1,535,004	—	1,535,004	—	—	—	—
Non-Agency RMBS	—	61,563	—	61,563	—	68,570	—	68,570
CMBS	—	5,648	—	5,648	—	30,133	—	30,133
ABS	—	—	—	—	—	856	—	856
Equity investments (1)	—	—	155,583	155,583	—	—	179,746	179,746
Derivative assets:
Interest rate caps (1) (2)	—	2,031	—	2,031	—	2,473	—	2,473
Assets of disposal group held for sale (3)	—	14,624	5,073	19,697	—	29,418	9,010	38,428
Total	$—	$1,618,870	$3,252,986	$4,871,856	$—	$131,450	$3,801,370	$3,932,820
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$584,741	$584,741	$—	$—	$634,495	$634,495
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$—	$584,741	$584,741	$—	$—	$634,495	$634,495

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets in the condensed consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $14.6 million and $29.4 million as of September 30, 2023 and December 31, 2022, respectively, and equity investments classified as Level 3 instruments in the amount of $5.1 million and $9.0 million as of September 30, 2023 and December 31, 2022, respectively.
(4)All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative assets of $37.7 million and derivative liabilities of $3.0 million netted against a variation margin of $34.7 million at September 30, 2023.

The following tables detail changes in valuation for the Level 3 assets for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended September 30, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$757,264	$789,969	$1,589,579	$97,422	$168,755	$7,695	$3,410,684
Total (losses)/gains (realized/unrealized)
Included in earnings	(7,392)	(31,425)	(11,788)	2,695	4,806	(2,622)	(45,726)
Transfers out (1)	(7,441)	—	(1,978)	—	—	—	(9,419)
Transfer to securitization trust, net (2)	(54,332)	—	54,332	—	—	—	—
Funding/Contributions	—	—	—	—	9,390	—	9,390
Paydowns/Distributions	(103,660)	(15,940)	(132,518)	(1,682)	(27,368)	—	(281,168)
Sales	(18,604)	—	—	—	—	—	(18,604)
Purchases	171,104	—	16,725	—	—	—	187,829
Balance at the end of period	$736,939	$742,604	$1,514,352	$98,435	$155,583	$5,073	$3,252,986

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended September 30, 2023, the Company transferred certain business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	Three Months Ended September 30, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$2,193,319	$920,778	$1,215,095	$106,825	$223,651	$—	$4,659,668
Total (losses)/gains (realized/unrealized)
Included in earnings	(56,870)	(33,965)	(64,282)	360	(1,749)	—	(156,506)
Transfers out (1)	(636)	—	(250)	—	—		(886)
Transfer to securitization trust, net (2)	(373,113)	—	373,113	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(9,936)	9,936	—
Funding/Contributions	—	—	—	—	8,895	—	8,895
Paydowns/Distributions	(175,105)	(26,028)	(139,451)	(11,356)	(15,047)	—	(366,987)
Sales	—	—	—	—	—	—	—
Purchases	73,723	—	26,848	—	—	—	100,571
Balance at the end of period	$1,661,318	$860,785	$1,411,073	$95,829	$205,814	$9,936	$4,244,755

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended September 30, 2022, the Company transferred certain performing, re-performing and business purpose loans (see Note 7 for further discussion of the Company's residential loan securitizations).

	Nine Months Ended September 30, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total (losses)/gains (realized/unrealized)
Included in earnings	(7,220)	(40,458)	16,114	9,024	13,289	(3,937)	(13,188)
Transfers out (1)	(10,198)	—	(3,715)	—	—	—	(13,913)
Transfer to securitization trust, net (2)	(244,414)	—	244,414	—	—	—	—
Funding/Contributions	—	—	—	15,405	24,918	—	40,323
Paydowns/Distributions	(389,032)	(44,520)	(415,562)	(13,528)	(62,370)	—	(925,012)
Sales	(18,769)	—	(441)	—	—	—	(19,210)
Purchases	325,188	—	57,428	—	—	—	382,616
Balance at the end of period	$736,939	$742,604	$1,514,352	$98,435	$155,583	$5,073	$3,252,986

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the nine months ended September 30, 2023, the Company transferred certain business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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
(2)During the nine months ended September 30, 2022, the Company transferred certain performing, re-performing and business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended September 30,
	2023	2022
Balance at beginning of period	$617,168	$710,233
Total gains (realized/unrealized)
Included in earnings	(20,560)	(24,214)
Paydowns	(11,867)	(25,950)
Balance at the end of period	$584,741	$660,069

	Consolidated SLST CDOs
	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$634,495	$839,419
Total gains (realized/unrealized)
Included in earnings	(16,315)	(81,746)
Paydowns	(33,439)	(97,604)
Balance at the end of period	$584,741	$660,069

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

September 30, 2023	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,043,488	Discounted cash flow	Lifetime CPR	4.1%	—	-	26.7%
			Lifetime CDR	0.7%	—	-	24.3%
			Loss severity	13.0%	—	-	100.0%
			Yield	8.0%	5.4%	-	27.8%

	$207,803	Liquidation model	Annual home price appreciation/(depreciation)	0.1%	(0.8)%	-	5.8%
			Liquidation timeline (months)	19	9	-	54
			Property value	$2,271,659	$9,000	-	$13,750,000
			Yield	7.6%	6.9%	-	26.6%

Consolidated SLST (3)	$742,604		Liability price	N/A

Total	$2,993,895

Multi-family loans (1)	$98,435	Discounted cash flow	Discount rate	12.5%	11.0%	-	20.5%
			Months to assumed redemption	31	4	-	57
			Loss severity	—

Equity investments (1) (2)	$130,583	Discounted cash flow	Discount rate	13.9%	13.0%	-	15.5%
			Months to assumed redemption	24	10	-	56
			Loss severity	—

Equity investments in disposal group held for sale (2)	$5,073	Discounted cash flow	Discount rate	14.8%	14.8%	-	14.8%
			Months to assumed redemption	13	13	-	13
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$584,741	Discounted cash flow	Yield	6.5%	5.7%	-	10.0%
			Collateral prepayment rate	5.6%	2.4%	-	6.7%
			Collateral default rate	1.2%	—	-	1.6%
			Loss severity	21.6%	10.1%	-	47.8%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At September 30, 2023, the fair value of investment securities we own in Consolidated SLST amounts to $154.4 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2023 and 2022, respectively, for our Level 3 assets and liabilities held as of September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Assets
Residential loans:
Residential loans (1)	$(8,986)	$(57,296)	$(12,927)	$(90,749)
Consolidated SLST (1)	(30,705)	(33,188)	(38,230)	(110,631)
Residential loans held in securitization trusts (1)	(15,178)	(66,697)	4,698	(150,664)
Multi-family loans (1)	(17)	(2,490)	762	(2,117)
Equity investments (2)	(1,105)	(6,387)	(5,027)	(4,581)
Equity investments in disposal group held for sale (2)	(2,622)	(1,054)	(3,937)	(504)
Liabilities
Consolidated SLST CDOs (1)	21,380	25,263	18,876	83,151

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$228,333	$228,333	$244,718	$244,718
Residential loans	Level 3	2,993,895	2,993,895	3,525,080	3,525,080
Multi-family loans	Level 3	98,435	98,435	87,534	87,534
Investment securities available for sale	Level 2	1,602,215	1,602,215	99,559	99,559
Equity investments	Level 3	155,583	155,583	179,746	179,746
Equity investments in disposal group held for sale	Level 3	5,073	5,073	9,010	9,010
Derivative assets	Level 2	2,031	2,031	2,473	2,473
Derivative assets in disposal group held for sale	Level 2	14,624	14,624	29,418	29,418
Financial Liabilities:
Repurchase agreements	Level 2	1,994,728	1,994,728	737,023	737,023
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,318,131	1,242,804	1,468,222	1,383,715
Consolidated SLST	Level 3	584,741	584,741	634,495	634,495
Subordinated debentures	Level 3	45,000	35,803	45,000	32,721
Senior unsecured notes	Level 2	97,924	91,520	97,384	91,104
Mortgages payable on real estate	Level 3	396,810	361,520	394,707	377,327
Mortgages payable on real estate in disposal group held for sale	Level 3	740,187	738,639	865,414	864,758

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

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,164,414 and 22,284,994 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of Preferred Stock from time to time in open market transactions, including through block purchases or privately negotiated transactions. During the three months ended September 30, 2023, the Company repurchased 60,058 shares of Series E Preferred Stock, 3,000 shares of Series F Preferred Stock and 482 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $1.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $22.23 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.1 million during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 68,348 shares of Series E Preferred Stock, 9,791 shares of Series F Preferred Stock and 26,264 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $2.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $20.29 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.5 million during the nine months ended September 30, 2023. As of September 30, 2023, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

September 30, 2023

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)
Fixed-to-Floating Rate
Series D	8,400,000	6,107,318	$147,745	$152,683	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,343,151	177,697	183,579	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,740,209	138,418	143,505	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	2,973,736	71,585	74,343	7.000%	January 15, 2027
Total	31,500,000	22,164,414	$535,445	$554,110

December 31, 2022

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)
Fixed-to-Floating Rate
Series D	8,400,000	6,123,495	$148,134	$153,087	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,411,499	179,349	185,288	7.875%	January 15, 2025	January 15, 2025	3M LIBOR + 6.429%
Series F	7,750,000	5,750,000	138,650	143,750	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	3,000,000	72,218	75,000	7.000%	January 15, 2027
Total	31,500,000	22,284,994	$538,351	$557,125

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
(3)Beginning on the respective fixed-to-floating rate conversion date, each of the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock is entitled to receive a dividend on a floating rate basis according to the terms disclosed in footnotes (4) and (5) below.
(4)Prior to July 2023, on and after the fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock were entitled to receive a dividend at a floating rate equal to three-month LIBOR plus the respective spread disclosed above per year on its $25 liquidation preference. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the Articles Supplementary for each of the Series D Preferred Stock and Series E Preferred Stock and the applicability of the Adjustable Interest Rate (LIBOR) Act of 2021 to the Series D Preferred Stock and Series E Preferred Stock, given all of the information available to the Company to date, the Company believes that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the Series D Preferred Stock and Series E Preferred Stock for dividend periods from and after the respective fixed-to-floating rate conversion date.
(5)On and after the fixed-to-floating rate conversion date, the Series F Preferred Stock is entitled to receive a dividend at a floating rate equal to three-month SOFR plus the spread disclosed above per year on its $25 liquidation preference.

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2022 through September 30, 2023:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
September 11, 2023	October 1, 2023	October 15, 2023	$0.50	$0.4921875	$0.4296875	$0.43750
June 6, 2023	July 1, 2023	July 15, 2023	0.50	0.4921875	0.4296875	0.43750
March 9, 2023	April 1, 2023	April 15, 2023	0.50	0.4921875	0.4296875	0.43750
December 12, 2022	January 1, 2023	January 15, 2023	0.50	0.4921875	0.4296875	0.43750
September 16, 2022	October 1, 2022	October 15, 2022	0.50	0.4921875	0.4296875	0.43750
June 17, 2022	July 1, 2022	July 15, 2022	0.50	0.4921875	0.4296875	0.43750
March 14, 2022	April 1, 2022	April 15, 2022	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,684,441 and 91,193,688 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. During the three months ended September 30, 2023, the Company repurchased 560,342 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.93 per common share. During the nine months ended September 30, 2023, the Company repurchased 937,850 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $8.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.19 per common share.

During the three months ended September 30, 2022, the Company repurchased 1,367,329 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $14.3 million, including fees and commissions paid to the broker, representing an average repurchase price of $10.47 per common share. During the nine months ended September 30, 2022, the Company repurchased 2,066,035 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $21.9 million, including fees and commissions paid to the broker, representing an average repurchase price of $10.58 per common share.

As of September 30, 2023, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2022 through September 30, 2023:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2023	September 11, 2023	September 21, 2023	October 26, 2023	$0.30
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	0.30
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.40
Fourth Quarter 2022	December 12, 2022	December 27, 2022	January 26, 2023	0.40
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	0.40
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.40
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.40

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the nine months ended September 30, 2022, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the three and nine months ended September 30, 2023 and 2022, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share under the treasury stock method.

The following table presents the computation of basic and diluted loss per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Loss per Common Share:
Net loss attributable to Company	$(84,509)	$(115,277)	$(90,573)	$(261,023)
Less: Preferred Stock dividends	(10,435)	(10,493)	(31,394)	(31,478)
Plus: Gain on repurchase of Preferred Stock	125	—	467	—
Net loss attributable to Company's common stockholders	$(94,819)	$(125,770)	$(121,500)	$(292,501)
Basic weighted average common shares outstanding	90,984	94,269	91,163	94,919
Basic Loss per Common Share	$(1.04)	$(1.33)	$(1.33)	$(3.08)

Diluted Loss per Common Share:
Net loss attributable to Company	$(84,509)	$(115,277)	$(90,573)	$(261,023)
Less: Preferred Stock dividends	(10,435)	(10,493)	(31,394)	(31,478)
Plus: Gain on repurchase of Preferred Stock	125	—	467	—
Net loss attributable to Company's common stockholders	$(94,819)	$(125,770)	$(121,500)	$(292,501)
Weighted average common shares outstanding	90,984	94,269	91,163	94,919
Diluted weighted average common shares outstanding	90,984	94,269	91,163	94,919
Diluted Loss per Common Share	$(1.04)	$(1.33)	$(1.33)	$(3.08)

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

Of the common stock authorized at September 30, 2023, 6,240,884 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of September 30, 2023. The Company’s employees have been issued 1,213,819 shares of restricted stock under the 2017 Plan as of September 30, 2023. At September 30, 2023, there were 543,505 shares of non-vested restricted stock outstanding, 1,802,352 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 351,974 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and nine months ended September 30, 2023, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.9 million and $2.8 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized non-cash compensation expense on its restricted common stock awards of $1.1 million and $3.4 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the nine months ended September 30, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	526,074	$16.34	477,276	$20.20
Granted	275,248	12.36	304,417	14.36
Vested	(244,015)	18.18	(221,239)	21.97
Forfeited	(13,802)	12.79	(21,952)	15.68
Non-vested shares as of September 30	543,505	$13.57	538,502	$16.35
Restricted stock granted during the period	275,248	$12.36	304,417	$14.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2023 and 2022, the Company had unrecognized compensation expense of $4.9 million and $5.7 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at September 30, 2023 is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted shares vested during the nine months ended September 30, 2023 and 2022 was approximately $3.0 million and $3.2 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b) Performance Share Units

During the nine months ended September 30, 2023 and 2022, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

A summary of the activity of the target PSU awards under the 2017 Plan for the nine months ended September 30, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	786,577	$23.06	844,185	$21.70
Granted	366,210	13.41	211,133	19.47
Vested	(201,978)	28.18	(268,729)	16.00
Forfeited	(44,984)	(20.89)	—	—
Non-vested target PSUs as of September 30	905,825	$18.12	786,589	$23.05

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,583 shares of common stock during the nine months ended September 30, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 183,374 shares of common stock during the nine months ended September 30, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 268,729. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2023 and 2022, there was $6.4 million and $7.2 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at September 30, 2023 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the PSUs was $1.5 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. Compensation expense related to the PSUs was $1.6 million and $4.5 million for the three and nine months ended September 30, 2022, respectively.

(c) Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

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

A summary of the activity of the RSU awards under the 2017 Plan for the nine months ended September 30, 2023 and 2022, respectively, is presented below:

	2023		2022
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	263,708	$16.11	254,052	$17.45
Granted	244,140	10.24	105,566	14.88
Vested	(131,094)	17.40	(95,910)	18.32
Forfeited	(24,780)	14.80	—	—
Non-vested RSUs as of September 30	351,974	$11.65	263,708	$16.10

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the nine months ended September 30, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the nine months ended September 30, 2022, 95,910 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of September 30, 2023 and 2022, there was $2.7 million and $2.6 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at September 30, 2023 is expected to be recognized over a weighted average period of 1.9 years. Compensation expense related to the RSUs was $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. Compensation expense related to the RSUs was $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.

20. Income Taxes

For the three and nine months ended September 30, 2023 and 2022, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax benefit for the three and nine months ended September 30, 2023 and 2022, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current income tax (benefit) expense	$(2)	$2,089	$254	$2,320
Deferred income tax benefit	(54)	(2,419)	(313)	(2,582)
Total income tax benefit	$(56)	$(330)	$(59)	$(262)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of September 30, 2023 and December 31, 2022, respectively, are as follows (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$6,327	$3,513
Capital loss carryover	17,330	16,045
GAAP/Tax basis differences	4,911	1,869
Deferred tax assets	28,568	21,427
Less: Valuation allowance	(25,218)	(18,756)
Net deferred tax assets (1)	3,350	2,671
Deferred tax liabilities
GAAP/Tax basis differences	761	394
Deferred tax liabilities (2)	761	394
Total net deferred tax asset	$2,589	$2,277

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2023, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $18.6 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of September 30, 2023, the Company, through its wholly-owned TRSs, had also incurred approximately $50.9 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2028 if they are not offset by future capital gains.

At September 30, 2023, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $6.5 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Residential loans
Residential loans	$11,574	$32,374	$40,817	$89,875
Consolidated SLST	8,370	9,013	25,543	27,648
Residential loans held in securitization trusts	24,183	20,437	74,041	55,923
Total residential loans	44,127	61,824	140,401	173,446
Multi-family loans	2,712	2,862	7,890	8,646
Investment securities available for sale	17,203	3,916	27,862	12,922
Other	1,153	318	3,718	427
Total interest income	65,195	68,920	179,871	195,441
Interest expense
Repurchase agreements	24,169	18,448	54,084	35,625
Collateralized debt obligations
Consolidated SLST	5,957	6,611	18,238	18,796
Residential loan securitizations	15,582	11,192	49,908	27,377
Total collateralized debt obligations	21,539	17,803	68,146	46,173
Convertible notes	—	—	—	438
Senior unsecured notes	1,620	1,608	4,852	4,818
Subordinated debentures	1,078	704	3,063	1,713
Total interest expense	48,406	38,563	130,145	88,767
Net interest income	$16,789	$30,357	$49,726	$106,674

22. Other Income

The following table details the components of the Company's other income for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$128	$1,356	$315	$3,839
Gain on sale of real estate (2)	—	16,759	1,879	17,132
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	(489)	(693)	(1,092)
Miscellaneous income (loss)	11	(4,879)	211	(4,604)
Total other income	$139	$12,747	$1,712	$15,275

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)See Notes 8 and 9 for description of nature of transactions out of which items arose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “could,” “would,” “should,” “may,” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

•“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own or owned the first loss subordinated securities and certain IOs that we consolidate in our financial statements in accordance with GAAP;

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

Portfolio Update

During the three months ended September 30, 2023, we continued to purchase Agency RMBS and selectively pursue new single-family residential loans and multi-family investments. Our investment activity was offset primarily by prepayments, redemptions and distributions. The following table presents the activity for our investment portfolio for the three months ended September 30, 2023 (dollar amounts in thousands):

	June 30, 2023	Acquisitions (1)	Repayments (2)	Sales	Fair Value Changes and Other (3)	September 30, 2023
Residential loans	$2,346,843	$187,829	$(236,178)	$(18,604)	$(28,599)	$2,251,291
Preferred equity investments, mezzanine loans and equity investments	266,177	9,390	(25,097)	—	3,548	254,018
Investment securities
Agency RMBS	640,133	946,226	(19,772)	—	(31,583)	1,535,004
CMBS	30,397	—	(209)	(24,772)	232	5,648
Non-Agency RMBS	63,742	—	(1)	—	(2,178)	61,563
Total investment securities available for sale	734,272	946,226	(19,982)	(24,772)	(33,529)	1,602,215
Consolidated SLST (4)	170,008	—	(4,716)	—	(10,864)	154,428
Total investment securities	904,280	946,226	(24,698)	(24,772)	(44,393)	1,756,643
Equity investments in consolidated multi-family properties (5)	144,135	—	(1,100)	—	3,116	146,151
Equity investments in disposal group held for sale (6)	189,592	2,613	(13,223)	—	(48,726)	130,256
Single-family rental properties	162,233	584	—	—	(1,105)	161,712
Total investment portfolio	$4,013,260	$1,146,642	$(300,296)	$(43,376)	$(116,159)	$4,700,071

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
(4)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of September 30, 2023 and June 30, 2023, respectively, follows (dollar amounts in thousands):

	September 30, 2023	June 30, 2023
Residential loans, at fair value	$742,604	$789,969
Deferred interest (a)	(3,435)	(2,793)
Less: Collateralized debt obligations, at fair value	(584,741)	(617,168)
Consolidated SLST investment securities owned by NYMT	$154,428	$170,008

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

General

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as more traditional types of fixed-income investments that provide coupon income, such as Agency RMBS.

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have sought to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through our proprietary sourcing channels. Building scale in the portfolio and momentum in investment activity was challenging in the months following the March 2020 market disruption, in large part driven by the market’s increasing demand for credit assets coupled with our portfolio’s elevated prepayment and redemption activity. We managed to capitalize on more opportunities in our areas of investment focus from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the markets entered into a period of heightened interest rate volatility and credit spread widening due to the Federal Reserve's actions to attempt to subdue inflation. The Federal Reserve ultimately increased the federal funds target rate by a combined 525 bps during 2022 through July of 2023, which was the fastest pace of increases in history. We chose to significantly curtail our investment activity and pipeline late in the second quarter of 2022 shortly after the Federal Reserve's first rate hike of this cycle, allowing a significant portion of our portfolio to run-off through the first quarter of 2023. By adopting this approach, we endeavored to conserve capital, preserve liquidity and limit what we believed was material credit risk from investments underwritten to peak real estate valuations in 2022. Beginning in the second quarter of 2023, we began stabilizing our investment portfolio holdings through greater investment activity, particularly in assets with less price sensitivity to credit deterioration, like Agency RMBS. We believe that Agency RMBS is a compelling asset class to invest in over the near term, as the sector is trading at historically wide spread levels resulting from volatility in interest rates and reduced demand from regional banks and the Federal Reserve. We also continued to be selective in adding credit-related assets during the third quarter. Over the course of the past two quarters, we have experienced solid momentum in our portfolio acquisition activities. On a net basis, our investment portfolio increased by approximately $686.8 million during the quarter, with repayments received from our short-duration business purpose loans, opportunistic sales of residential loans and investment securities and unrealized losses offsetting some of our investment activity.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition of our joint venture equity interests in multi-family properties over time and reallocation of the returned capital from such investments to our targeted asset classes. Since we announced the repositioning in September 2022, we have disposed of four of our multi-family joint venture properties and have entered into a purchase and sale agreement on one of our multi-family joint venture properties. We are also considering various other opportunities to monetize these investments. As of September 30, 2023, we continue to market our interests in 14 multi-family properties. Through the nine months ended September 30, 2023, we have incurred $71.3 million of impairment charges on our multi-family joint venture properties due primarily to widening cap rates driven, in large part, by rising interest rates and general market volatility. Although we can provide no assurance of the timing or success of our ultimate exit from these investments, we continue to believe that we can rotate this portfolio over time to more attractive investments through a well-navigated disposition process. We expect to continue to invest in multi-family Mezzanine Lending going forward, which remains one of our targeted assets.

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) Agency RMBS, (iv) non-Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

As of September 30, 2023, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "Capital Allocation") increased to 1.3x and 1.2x, respectively, from 0.7x and 0.6x, respectively, as of June 30, 2023. While our financing leverage remains low relative to historical levels, the increase in the quarter is primarily due to the financing of newly-acquired, highly liquid Agency RMBS. As of September 30, 2023, only 52% of our debt is subject to mark-to-market margin calls, with 40% of our debt collateralized by Agency RMBS and 12% collateralized by residential credit assets. The remaining 48% of our debt as of September 30, 2023 has no exposure to collateral repricing by our counterparties. Although we expect our leverage to move higher as we expand our holding of Agency RMBS, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio. We believe that this will allow us to better manage our liquidity risk and better insulate our business from extreme market dislocations.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration, such as Agency RMBS. We expect to remain selective in acquiring single-family and multi-family residential credit assets in anticipation of near-term market dislocation that may lead to superior total return opportunities and remain committed to prudently managing our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will help to protect our adjusted book value per common share on a relative basis during the expected continued volatile periods in the near future and will better position us to deploy capital in the market cycles ahead. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

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

Financial and mortgage-related asset markets experienced volatility and mild deterioration in performance during the third quarter of 2023. After rallying in the first half of 2023, U.S. stocks edged downward during the third quarter but remained in growth territory overall for the first nine months of the year. The Dow Jones Industrial Average finished the third quarter of 2023 down 2.6%, and the Nasdaq Composite Index fell 4.1% in the third quarter of 2023. Interest rate uncertainty, concerns over tightening monetary policy, inflation and geopolitical instability dampened some economic outlooks. We anticipate that due to uncertainty related to persistent inflation, interest rates, monetary policy and ongoing recession concerns, markets, and the pricing for many of our assets, will continue to experience volatility in the remainder of 2023.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew in the third quarter of 2023 with real gross domestic product (“GDP”) increasing at a 4.9% (advanced estimate) annualized rate, as compared to the annualized 2.1% GDP growth in the second quarter of 2023 and annualized 2.2% GDP growth in the first quarter of 2023. The third quarter 2023 GDP increase marks five straight quarters of GDP growth. As the ebb in inflationary pressures seen over prior quarters appears to stagnate and markets attempt to anticipate how the Federal Reserve may adjust its monetary policy in response to stagnating inflationary pressures, the uncertainty created by these macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments. However, according to the projection materials of the Federal Reserve’s September 2023 meeting, Federal Reserve policymakers expect GDP to grow modestly for full year 2023 and at a greater rate than those Federal Reserve policymakers projected in June 2023.

The U.S. labor market remained tight and fluctuated little throughout the third quarter of 2023. According to the U.S. Department of Labor, the U.S. unemployment rate was 3.8% at the end of September 2023, finishing slightly above the unemployment rate of 3.6% as of the end of June 2023 and up 30 basis points from the unemployment rate of 3.5% as of the end of September 2022. The number of unemployed persons increased by 0.6 million year-over-year to 6.4 million as of September 2023. There continues to be a wide disparity between the number of available job openings, 9.6 million as of the end of August 2023, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of September 2023, average hourly earnings for all employees on non-farm payrolls rose 4.2% year-over-year.

From March 2022 through November 1, 2023, the Federal Reserve has raised the target range for the federal funds rate a total of 5.25%, including 100 basis points of increases in 2023. As of November 1, 2023, the target range for the federal funds rate stands at 5.25% to 5.50% — the highest level in over 22 years. However, the pace of the Federal Reserve’s increases to the target range for the federal funds rate have begun to slow. In June 2023, the Federal Reserve declined to raise the target range for the first time in over a year. Then, after raising the target range again in July 2023, the Federal Reserve declined to raise the target range for the federal funds rate in September 2023 and November 2023. The Federal Reserve had raised interest rates in an effort to rein in inflation as the Consumer Price Index (the “CPI”) maintained multi-decade highs above 6% throughout 2022 and into February of 2023. A trend of decelerating inflation emerged at the end of 2022, and a 3.0% rise in the CPI from June 2022 to June 2023 marked the smallest increase in inflation since March 2021. But, since June 2023, the deceleration in inflation appears to have stalled with the CPI rising 3.2% for the twelve months ended July 2023 and 3.7% for each of the twelve months ended August and September 2023. The “dot plot” included in the projection materials from the Federal Reserve’s September 2023 meeting implies that most Federal Reserve officials believe that modest decreases to the federal funds rate before the end of 2024 will be appropriate. However, with the Federal Reserve remaining highly attentive to inflation risks and inflation persistently elevated above the Federal Reserve’s 2% long run target, some market commentators have begun to suggest that the Federal Reserve will hold the target range for the federal funds rate higher for longer. Higher interest rates may put pressure on mortgage borrowers, rents, our operating partners and economic growth generally.

Fears of an economic recession in the U.S. remain elevated. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” According to an October 2023 survey of economists by the National Association for Business Economics (“NABE”), 39% of respondents believed that the risk of a recession in the next 12 months is greater than 50%. The economists surveyed by NABE were concerned that potential softening of consumer spending, international conflict and possible increases in oil prices posed risks to the U.S. economy. An economic recession may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations, including to us, and would likely adversely impact the value of our assets, among other things, which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Over the course of the third quarter of 2023, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for July 2023 showed that, on average, home prices increased 0.1% for the 20-City Composite over July 2022. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in August 2023 were down 2.0% month-over-month and 15.4% year-over-year. NAR also reported that the median existing-home sales price for all housing types in September 2023 was $394,300, up 2.8% from $383,500 in September 2022. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 961,333 and 908,222 for the three and nine months ended September 30, 2023, respectively, as compared to 1,004,417 for the year ended December 31, 2022. Overall, existing home inventory for sale at the end of September 2023 amounted to 3.4 months of supply, up from 3.3 months of supply in September 2022, according to the NAR. According to Freddie Mac, the average 30-year fixed-rate mortgage was up 0.94% year-over-year to 7.63% as of October 19, 2023. As interest rates remain at relatively elevated levels or move higher, we expect this to continue to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 388,000 and 477,556 for the three and nine months ended September 30, 2023, respectively, as compared to 530,500 for the year ended December 31, 2022. According to RealPage Analytics (“RealPage”), asking rents fell 0.3% nationally in September 2023 and brought year-over-year rent growth down to 0.1% as of September 2023. RealPage noted that, while apartment demand remains high, asking rents were likely dampened by the increased supply from the completion of more than 128,000 apartment units in the third quarter of 2023. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Additionally, multi-family investments face growing regulatory and political headwinds. In January 2023, the White House Domestic Policy Council and National Economic Council released a white paper entitled the “Blueprint for a Renters Bill of Rights” (the “Blueprint”). The Blueprint discusses potential tenant protections regarding leasing and management of rental properties, tenant organizing, evictions and rent increases, among other potential protections. Although the Blueprint is non-binding, several federal agencies, including Fannie Mae and Freddie Mac, have announced actions that seek to further some of the principles set forth in the Blueprint. In July 2023, President Biden announced an initiative to promote disclosure and reduction of rental housing fees such as application fees, payment fees, and other mandatory fees. Further, in August 2023, the White House announced a series of initiatives to build on the Blueprint such as providing funding to support tenant organizing efforts. Policies, regulations or laws implemented to further the principles discussed in the Blueprint or reduce or limit fees could lead to increased costs and reduced operational flexibility for multi-family and single-family rental properties, which could contribute to reduced cash flows from and/or valuation declines for multi-family and single-family rental properties, and in turn, many of the multi-family investments and single-family rentals that we own.

Credit Spreads. Investment grade and high-yield credit spreads both initially tightened and then widened over the course of the third quarter of 2023 to finish approximately flat to the start of the third quarter of 2023. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. Driven in part by the Federal Reserve’s increases to the federal funds rate and speculation about the Federal Reserve’s strategy with regard to future rate hikes, the Treasury curve inverted in July 2022 and has remained inverted ever since. On September 29, 2023, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 44 basis points, as compared to a negative 106 basis point spread on June 30, 2023 and a negative 53 basis point spread on December 30, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it plans to roll off to $95 billion each month. As of October 18, 2023, the Federal Reserve held about $7.9 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Since the start of 2022, the Federal Reserve increased the federal funds rate a combined 5.25%. At their June 2023 meeting, the Federal Reserve chose not to implement an eleventh consecutive interest rate hike, but at their July 2023 meeting, the Federal Reserve implemented an additional 0.25% rate hike which brought the target range for the federal funds rate to 5.25% to 5.50% where it remained as of November 1, 2023. Additional increases to the Federal Reserve’s target range are possible at the Federal Reserve’s final meeting of 2023 in December. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s September 2023 meeting, most Federal Reserve officials expect the target range for the federal funds rate to be raised above its current level by the end of 2023, with many of the officials expecting the target range to reach a level between 5.50% and 5.75% by the end of 2023. However, this plotting of the Federal Reserve officials’ expected target range for the federal funds rate as of September 2023 indicates divided thoughts among Federal Reserve officials as to how many, if any, further increases to the target range are appropriate.

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

The administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, ceased publication of all USD LIBOR tenors on June 30, 2023. The market’s adoption of SOFR appears to have been strong and generally without disruption. Additionally, the federal government enacted the Adjustable Interest Rate (LIBOR) Act in March 2022 with the intention of assisting in the transition away from LIBOR, particularly with respect to certain legacy contracts that are difficult to transition off of LIBOR and expire after June 2023. We continue to carefully integrate this new rate into our operations, as it has become in many cases, and will likely become in other cases, the new benchmark for hedges and a range of interest rate investments and financing arrangements.

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

Third Quarter 2023 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and nine months ended September 30, 2023 (dollar amounts in thousands, except per share data):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net loss attributable to Company's common stockholders	$(94,819)	$(121,500)
Net loss attributable to Company's common stockholders per share (basic)	$(1.04)	$(1.33)
Undepreciated loss (1)	$(92,637)	$(115,018)
Undepreciated loss per common share (1)	$(1.02)	$(1.26)
Comprehensive loss attributable to Company's common stockholders	$(94,884)	$(121,357)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(1.04)	$(1.33)
Yield on average interest earning assets (1) (2)	6.03%	6.11%
Interest income	$65,195	$179,871
Interest expense	$48,406	$130,145
Net interest income	$16,789	$49,726
Net interest spread (1) (3)	0.90%	0.63%
Book value per common share at the end of the period	$11.26	$11.26
Adjusted book value per common share at the end of the period (1)	$12.93	$12.93
Economic return on book value (4)	(7.07)%	(7.61)%
Economic return on adjusted book value (5)	(7.61)%	(12.33)%
Dividends per common share	$0.30	$1.00
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

Key Developments During Third Quarter 2023

Investing Activities

•Purchased approximately $946.2 million of Agency RMBS and approximately $187.8 million in residential loans.

•Received approximately $25.8 million in proceeds from redemption of Mezzanine Lending investment.

•Executed PSA for the sale of the multi-family property held by a joint venture equity investment representing a net equity investment of $5.2 million.

Financing Activities

•Entered into repurchase agreement with a new counterparty with a maximum aggregate purchase price of $200.0 million to fund the purchase of residential loans.

•Repurchased 560,342 shares of common stock for approximately $5.0 million at an average repurchase price of $8.93 per common share and 63,540 shares of preferred stock for approximately $1.4 million at an average repurchase price of $22.23 per preferred share.

Capital Allocation

The following provides an overview of the allocation of our total equity as of September 30, 2023 and December 31, 2022, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands).

At September 30, 2023:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$2,993,895	$—	$—	$2,993,895
Consolidated SLST CDOs	(584,741)	—	—	(584,741)
Investment securities available for sale	1,596,567	5,648	—	1,602,215
Multi-family loans	—	98,435	—	98,435
Equity investments	—	130,583	25,000	155,583
Equity investments in consolidated multi-family properties (1)	—	146,151	—	146,151
Equity investments in disposal group held for sale (2)	—	130,256	—	130,256
Single-family rental properties	161,712	—	—	161,712
Total investment portfolio carrying value	4,167,433	511,073	25,000	4,703,506
Liabilities:
Repurchase agreements	(1,994,728)	—	—	(1,994,728)
Residential loan securitization CDOs	(1,318,131)	—	—	(1,318,131)
Senior unsecured notes	—	—	(97,924)	(97,924)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	119,567	—	228,742	348,309
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(17,043)	—	(17,043)
Other	42,365	457	(46,583)	(3,761)
Net Company capital allocated	$1,016,506	$494,487	$64,235	$1,575,228

Company Recourse Leverage Ratio (4)				1.3x
Portfolio Recourse Leverage Ratio (5)				1.2x

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
(3)Excludes cash in the amount of $22.0 million held in the Company's equity investments in consolidated multi-family properties and consolidated equity investments in disposal group held for sale. Restricted cash is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $134.3 million, Consolidated SLST CDOs amounting to $584.7 million, residential loan securitization CDOs amounting to $1.3 billion and mortgages payable on real estate amounting to $396.8 million as they are non-recourse debt.

(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2022:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,525,080	$—	$—	$3,525,080
Consolidated SLST CDOs	(634,495)	—	—	(634,495)
Investment securities available for sale	68,570	30,133	856	99,559
Multi-family loans	—	87,534	—	87,534
Equity investments	—	152,246	27,500	179,746
Equity investments in consolidated multi-family properties (1)	—	144,735	—	144,735
Equity investments in disposal group held for sale (2)	—	244,039	—	244,039
Single-family rental properties	149,230	—	—	149,230
Total investment portfolio carrying value	3,108,385	658,687	28,356	3,795,428
Liabilities:
Repurchase agreements	(737,023)	—	—	(737,023)
Residential loan securitization CDOs	(1,468,222)	—	—	(1,468,222)
Senior unsecured notes	—	—	(97,384)	(97,384)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	135,401	—	224,403	359,804
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(44,237)	—	(44,237)
Other	61,063	(2,554)	(54,659)	3,850
Net Company capital allocated	$1,099,604	$611,896	$55,716	$1,767,216

Company Recourse Leverage Ratio (4)				0.3x
Portfolio Recourse Leverage Ratio (5)				0.3x

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

Results of Operations

The following discussion provides information regarding our results of operations for the three and nine months ended September 30, 2023 and 2022, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and nine months ended September 30, 2023 are greater or less than the results from the respective period in 2022. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022 and increases or decreases in the "nine-month periods" refer to the change in results for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.

The following table presents the main components of our net loss for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Interest income	$65,195	$68,920	$(3,725)	$179,871	$195,441	$(15,570)
Interest expense	48,406	38,563	9,843	130,145	88,767	41,378
Net interest income	16,789	30,357	(13,568)	49,726	106,674	(56,948)
Net loss from real estate	(7,788)	(29,035)	21,247	(24,494)	(106,633)	82,139
Total other loss	(85,943)	(97,812)	11,869	(80,115)	(226,289)	146,174
General and administrative expenses	11,826	11,610	216	37,824	39,143	(1,319)
Portfolio operating expenses	5,161	10,124	(4,963)	17,882	32,303	(14,421)
Loss from operations before income taxes	(93,929)	(118,224)	24,295	(110,589)	(297,694)	187,105
Income tax benefit	(56)	(330)	274	(59)	(262)	203
Net loss attributable to non-controlling interests	9,364	2,617	6,747	19,957	36,409	(16,452)
Net loss attributable to Company	(84,509)	(115,277)	30,768	(90,573)	(261,023)	170,450
Preferred stock dividends	(10,435)	(10,493)	58	(31,394)	(31,478)	84
Gain on repurchase of preferred stock	125	—	125	467	—	467
Net loss attributable to Company's common stockholders	(94,819)	(125,770)	30,951	(121,500)	(292,501)	171,001
Basic loss per common share	$(1.04)	$(1.33)	$0.29	$(1.33)	$(3.08)	$1.75
Diluted loss per common share	$(1.04)	$(1.33)	$0.29	$(1.33)	$(3.08)	$1.75

Interest Income and Interest Expense

During the three and nine months ended September 30, 2023, interest income decreased primarily due to paydowns of higher-yielding business purpose loans partially offset by increases in our Agency RMBS portfolio. The increase in interest expense during the three and nine months ended September 30, 2023 was due to increased cost of financing due to increases in interest rates, repurchase agreement financing of our Agency RMBS portfolio and additional securitization financings.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Income from real estate	$42,391	$40,784	$1,607	$128,913	$102,243	$26,670
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(21,604)	(16,136)	(5,468)	(68,158)	(36,445)	(31,713)
Depreciation expense on operating real estate	(6,204)	(16,025)	9,821	(18,371)	(41,269)	22,898
Amortization of lease intangibles related to operating real estate	—	(16,908)	16,908	—	(79,645)	79,645
Other real estate expenses	(22,371)	(20,750)	(1,621)	(66,878)	(51,517)	(15,361)
Total expenses related to real estate	(50,179)	(69,819)	19,640	(153,407)	(208,876)	55,469
Net loss from real estate	$(7,788)	$(29,035)	$21,247	$(24,494)	$(106,633)	$82,139

The decrease in net loss from real estate during the three-month periods was primarily due to a decrease in amortization expense as a result of lease intangibles being fully amortized during the year ended 2022 as well as a reduction in depreciation expense due to the application of held for sale accounting to real estate in disposal group held for sale beginning in September 2022. Interest expense on mortgages payable increased in the period despite a reduction in mortgages payable resulting from sales of multi-family real estate assets by consolidated joint venture equity investments in 2023, primarily due to increases in interest rates.

The decrease in net loss from real estate in the nine-month periods was primarily due to the year-to-date income and expense impact of joint venture equity investments consolidated in 2022 (net of income and expense decreases resulting from sales of multi-family real estate assets by consolidated joint venture equity investments in 2023), a decrease in amortization expense as a result of lease intangibles being fully amortized during the year ended 2022 and a reduction in depreciation expense due to the application of held for sale accounting to real estate in disposal group held for sale beginning in September 2022. Interest expense on mortgages payable increased in the period despite a reduction in mortgages payable resulting from sales of multi-family real estate assets by consolidated joint venture equity investments in 2023, primarily due to increases in interest rates.

Other Income (Loss)

Realized (Losses) Gains, Net

The following table presents the components of realized (losses) gains, net recognized for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Residential loans	$(1,638)	$1,673	$(3,311)	$150	$7,492	$(7,342)
Investment securities	(2,041)	18,001	(20,042)	(2,370)	18,375	(20,745)
Total realized (losses) gains, net	$(3,679)	$19,674	$(23,353)	$(2,220)	$25,867	$(28,087)

Net realized gains decreased in the three-month periods primarily due to gains generated by the sale of ABS during 2022 compounded by losses generated by the sale of CMBS and write down of a non-Agency RMBS investment in 2023. These net losses were further compounded by decreased gains realized on residential loan prepayments and realized losses recognized on the sale of certain non-performing loans in 2023.

The decrease in net realized gains in the nine-month periods was primarily the result of gains generated by the sale of certain ABS during 2022 compounded by losses generated by the sale of ABS and CMBS and the write down of a non-Agency RMBS investment in 2023. The decrease was further compounded by a decrease in gains realized on residential loan prepayments.

Unrealized Losses, Net

The following table presents the components of unrealized losses, net recognized for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Residential loans	$(21,418)	$(124,275)	$102,857	$858	$(252,534)	$253,392
Consolidated SLST	(9,325)	(7,925)	(1,400)	(19,354)	(27,480)	8,126
Preferred equity and mezzanine loan investments	(17)	(2,509)	2,492	949	(2,951)	3,900
Investment securities	(30,535)	(17,369)	(13,166)	(38,191)	(20,465)	(17,726)
Total unrealized losses, net	$(61,295)	$(152,078)	$90,783	$(55,738)	$(303,430)	$247,692

In the three months ended September 30, 2023, our investment portfolio experienced less credit spread widening that impacted the pricing of our credit assets than in the previous year. The net unrealized loss of $61.3 million for the three months ended September 30, 2023 is due to decreased pricing on our residential loan portfolio, our first loss subordinated securities that we own in Consolidated SLST and Agency RMBS.

In the nine months ended September 30, 2023, our investment portfolio experienced less credit spread widening that impacted the pricing of our credit assets than in the previous year. The net unrealized loss of $55.7 million for the nine months ended September 30, 2023 is due to decreased pricing on our first loss subordinated securities that we own in Consolidated SLST and Agency RMBS since the end of the previous year.

Gains on Derivative Instruments, Net

The following table presents the components of gains on derivative investments, net for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Unrealized gains on derivative instruments	$20,555	$24,022	$(3,467)	$34,553	$24,022	$10,531
Realized gains on derivative instruments	438	921	(483)	3,651	921	2,730
Total gains on derivative instruments, net	$20,993	$24,943	$(3,950)	$38,204	$24,943	$13,261

The Company recognized a decrease in net gains on derivative instruments in the three-month periods, primarily due to a decrease in unrealized gains related to interest rate caps partially offset by unrealized gains on interest rate swaps added in 2023. The Company recognized an increase in net gains on derivative instruments in the nine-month periods, primarily due to the addition of interest rate swaps in 2023 and gains realized upon termination of interest rate cap contracts in connection with sales of multi-family properties and repayment of related mortgages payable in our joint venture equity investments.

Income (Loss) from Equity Investments

The following table presents the components of income (loss) from equity investments for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Preferred return on preferred equity investments accounted for as equity	$4,484	$5,651	$(1,167)	$14,823	$17,015	$(2,192)
Unrealized gains (losses) on preferred equity investments accounted for as equity	194	(4,195)	4,389	837	(3,757)	4,594
Loss from unconsolidated joint venture equity investments in multi-family properties	(2,622)	(1,054)	(1,568)	(3,937)	(503)	(3,434)
Loss from entities that invest in or originate residential properties and loans	—	(3,500)	3,500	(2,500)	(1,699)	(801)
Total income (loss) from equity investments	$2,056	$(3,098)	$5,154	$9,223	$11,056	$(1,833)

Income from equity investments increased during the three months ended September 30, 2023, primarily due to a decrease in unrealized losses recognized on preferred equity investments accounted for as equity and an equity investment in an entity that originates residential loans offset by an increase in unrealized losses recognized on unconsolidated multi-family joint venture equity investments and reductions in income recognized on preferred equity investments accounted for as equity due to redemptions that have occurred since September 30, 2022.

Income from equity investments decreased during the nine months ended September 30, 2023, primarily due to unrealized losses recognized on unconsolidated multi-family joint venture equity investments and an equity investment in an entity that originates residential loans and reductions in income recognized on preferred equity investments accounted for as equity due to redemptions that have occurred since September 30, 2022, partially offset by a decrease in unrealized losses recognized on preferred equity investments accounted for as equity.

Impairment of Real Estate

The following table presents impairment of real estate for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Impairment of real estate	$(44,157)	$—	$(44,157)	$(71,296)	$—	$(71,296)

During the three and nine months ended September 30, 2023, the Company recognized impairment losses on certain multi-family real estate assets in disposal group held for sale due to a decrease in the estimated fair value less costs to sell of the real estate assets. The Company did not recognize impairment of real estate in the prior periods.

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$128	$1,356	$(1,228)	$315	$3,839	$(3,524)
Gain on sale of real estate	—	16,759	(16,759)	1,879	17,132	(15,253)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	(489)	489	(693)	(1,092)	399
Miscellaneous income (loss)	11	(4,879)	4,890	211	(4,604)	4,815
Total other income	$139	$12,747	$(12,608)	$1,712	$15,275	$(13,563)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net decrease in other income in the three and nine months ended September 30, 2023 is primarily due to gains recognized on the sales of certain multi-family properties during 2022 and reduced premiums from early redemptions of preferred equity and mezzanine loan investments in 2023, partially offset by an impairment loss related to an equity investment recognized during the three months ended September 30, 2022.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,649	$8,916	$(267)	$27,836	$29,733	$(1,897)
Professional fees	1,175	1,206	(31)	3,854	3,420	434
Other	2,002	1,488	514	6,134	5,990	144
Total general and administrative expenses	$11,826	$11,610	$216	$37,824	$39,143	$(1,319)

The increase in general and administrative expenses in the three-month periods is primarily related to reduced state capital base tax expense in 2022 partially offset by a net reduction in compensation expense related to stock based compensation due to forfeitures.

The decrease in general and administrative expenses in the nine-month periods is primarily due to a net reduction in compensation expense related to stock based compensation due to forfeitures partially offset by an increase in professional fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Portfolio operating expenses	$5,161	$10,124	$(4,963)	$17,882	$32,303	$(14,421)

The decrease in portfolio operating expenses during the three and nine months ended September 30, 2023 can be attributed primarily to decreased residential loan purchase activity and decreased net servicing fees due to residential loan portfolio runoff.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(94,819)	$(125,770)	$30,951	$(121,500)	$(292,501)	$171,001
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities
Non-Agency RMBS	(65)	(1,109)	1,044	143	(3,832)	3,975
Total	(65)	(1,109)	1,044	143	(3,832)	3,975
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(65)	(1,109)	1,044	143	(3,832)	3,975
COMPREHENSIVE (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(94,884)	$(126,879)	$31,995	$(121,357)	$(296,333)	$174,976

The changes in other comprehensive income (loss) ("OCI") in both the three- and nine-month periods can be attributed primarily to changes in pricing of our investment securities where the fair value option was not elected.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of September 30, 2023, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and nine months ended September 30, 2023 (amounts in thousands, except per share data):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$1,135,013	91,250	$12.44	$1,210,091	91,194	$13.27
Common stock issuance, net (2)	2,928	(6)		5,920	428
Common stock repurchase	(5,005)	(560)		(8,615)	(938)
Preferred stock repurchase	51	—		109	—
Balance after share activity	1,132,987	90,684	12.49	1,207,505	90,684	13.32
Adjustment of redeemable non-controlling interest to estimated redemption value	10,597		0.12	27,194		0.30
Dividends and dividend equivalents declared	(27,582)		(0.30)	(92,224)		(1.02)
Net change in accumulated other comprehensive loss:
Investment securities available for sale (3)	(65)		—	143		—
Net loss attributable to Company's common stockholders	(94,819)		(1.05)	(121,500)		(1.34)
Ending Balance	$1,021,118	90,684	$11.26	$1,021,118	90,684	$11.26

(1)Outstanding shares used to calculate book value per common share for the three and nine months ended September 30, 2023 are 90,684,441.
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

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings, which is included in gains (losses) on derivative instruments, net in the Company's condensed consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the three and nine months ended September 30, 2023 and 2022, respectively (dollar amounts in thousands):
Three Months Ended September 30, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$55,389	$3,849	$—	$59,238
Adjusted Interest Expense (1)	(35,150)	—	(3,433)	(38,583)
Adjusted Net Interest Income (1)	$20,239	$3,849	$(3,433)	$20,655

Average Interest Earning Assets (3)	$3,801,646	$127,909	$1,000	$3,930,555
Average Interest Bearing Liabilities (4)	$2,764,496	$—	$221,534	$2,986,030

Yield on Average Interest Earning Assets (1) (5)	5.83%	11.94%	—	6.03%
Average Financing Cost (1) (6)	(5.04)%	—	(6.15)%	(5.13)%
Net Interest Spread (1) (7)	0.79%	11.94%	(6.15)%	0.90%

Three Months Ended September 30, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$57,667	$3,414	$1,228	$62,309
Adjusted Interest Expense (1)	(29,610)	(30)	(2,312)	(31,952)
Adjusted Net Interest Income (1)	$28,057	$3,384	$(1,084)	$30,357

Average Interest Earning Assets (3)	$3,597,311	$137,268	$9,706	$3,744,285
Average Interest Bearing Liabilities (4)	$2,679,668	$3,485	$145,000	$2,828,153

Yield on Average Interest Earning Assets (1) (5)	6.41%	9.95%	50.61%	6.66%
Average Financing Cost (1) (6)	(4.38)%	(3.42)%	(6.33)%	(4.48)%
Net Interest Spread (1) (7)	2.03%	6.53%	44.28%	2.18%

Nine Months Ended September 30, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$150,535	$11,036	$62	$161,633
Adjusted Interest Expense (1)	(97,224)	—	(9,287)	(106,511)
Adjusted Net Interest Income (1)	$53,311	$11,036	$(9,225)	$55,122

Average Interest Earning Assets (3)	$3,399,554	$127,746	$1,352	$3,528,652
Average Interest Bearing Liabilities (4)	$2,406,727	$—	$190,736	$2,597,463

Yield on Average Interest Earning Assets (1) (5)	5.90%	11.52%	6.12%	6.11%
Average Financing Cost (1) (6)	(5.40)%	—	(6.51)%	(5.48)%
Net Interest Spread (1) (7)	0.50%	11.52%	(0.39)%	0.63%

Nine Months Ended September 30, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$160,752	$9,985	$5,908	$176,645
Adjusted Interest Expense (1)	(62,850)	(152)	(6,969)	(69,971)
Adjusted Net Interest Income (1)	$97,902	$9,833	$(1,061)	$106,674

Average Interest Earning Assets (3)	$3,353,215	$139,062	$17,793	$3,510,070
Average Interest Bearing Liabilities (4)	$2,315,687	$7,360	$151,925	$2,474,972

Yield on Average Interest Earning Assets (1) (5)	6.39%	9.57%	44.27%	6.71%
Average Financing Cost (1) (6)	(3.63)%	(2.76)%	(6.13)%	(3.78)%
Net Interest Spread (1) (7)	2.76%	6.81%	38.14%	2.93%

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

For the three and nine month periods, adjusted interest income decreased by approximately $3.1 million and $15.0 million, respectively, primarily due to a decrease in yield on average interest earnings assets. The decrease in yield on average interest earnings assets in 2023 was primarily due to 1) portfolio run-off of higher yielding business purpose loans, 2) an increase in business purpose loans held in non-accrual status, 3) the sale of certain higher yielding ABS in the second half of 2022 and 4) investment in lower yielding Agency RMBS in 2023. Our adjusted interest expense increased in 2023, primarily due to additional repurchase agreement and securitization financings and an increase in the cost of financing due to base interest rate movements partially offset by the benefit of our in-the-money interest rate swaps. The previously described factors combined to reduce net interest spread in 2023.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the three and nine months ended September 30, 2023 and 2022, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended September 30,
	2023				2022
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$61,346	$3,849	$—	$65,195	$64,278	$3,414	$1,228	$68,920
GAAP interest expense	(44,101)	—	(4,305)	(48,406)	(36,221)	(30)	(2,312)	(38,563)
GAAP total net interest income	$17,245	$3,849	$(4,305)	$16,789	$28,057	$3,384	$(1,084)	$30,357

GAAP interest income	$61,346	$3,849	$—	$65,195	$64,278	$3,414	$1,228	$68,920
Adjusted for:
Consolidated SLST CDO interest expense	(5,957)	—	—	(5,957)	(6,611)	—	—	(6,611)
Adjusted interest income	$55,389	$3,849	$—	$59,238	$57,667	$3,414	$1,228	$62,309

GAAP interest expense	$(44,101)	$—	$(4,305)	$(48,406)	$(36,221)	$(30)	$(2,312)	$(38,563)
Adjusted for:
Consolidated SLST CDO interest expense	5,957	—	—	5,957	6,611	—	—	6,611
Net interest benefit of interest rate swaps	2,994	—	872	3,866	—	—	—	—
Adjusted interest expense	$(35,150)	$—	$(3,433)	$(38,583)	$(29,610)	$(30)	$(2,312)	$(31,952)

Adjusted net interest income (1)	$20,239	$3,849	$(3,433)	$20,655	$28,057	$3,384	$(1,084)	$30,357

	Nine Months Ended September 30,
	2023				2022
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$168,773	$11,036	$62	$179,871	$179,548	$9,985	$5,908	$195,441
GAAP interest expense	(119,402)	—	(10,743)	(130,145)	(81,646)	(152)	(6,969)	(88,767)
GAAP total net interest income	$49,371	$11,036	$(10,681)	$49,726	$97,902	$9,833	$(1,061)	$106,674

GAAP interest income	$168,773	$11,036	$62	$179,871	$179,548	$9,985	$5,908	$195,441
Adjusted for:
Consolidated SLST CDO interest expense	(18,238)	—	—	(18,238)	(18,796)	—	—	(18,796)
Adjusted interest income	$150,535	$11,036	$62	$161,633	$160,752	$9,985	$5,908	$176,645

GAAP interest expense	$(119,402)	$—	$(10,743)	$(130,145)	$(81,646)	$(152)	$(6,969)	$(88,767)
Adjusted for:
Consolidated SLST CDO interest expense	18,238	—	—	18,238	18,796	—	—	18,796
Net interest benefit of interest rate swaps	3,940	—	1,456	5,396	—	—	—	—
Adjusted interest expense	$(97,224)	$—	$(9,287)	$(106,511)	$(62,850)	$(152)	$(6,969)	$(69,971)

Adjusted net interest income (1)	$53,311	$11,036	$(9,225)	$55,122	$97,902	$9,833	$(1,061)	$106,674

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

A reconciliation of net loss attributable to Company's common stockholders to undepreciated loss for the three and nine months ended September 30, 2023 and 2022, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Company's common stockholders	$(94,819)	$(125,770)	$(121,500)	$(292,501)
Add:
Depreciation expense on operating real estate	2,182	11,104	6,482	26,956
Amortization of lease intangibles related to operating real estate	—	13,193	—	50,083
Undepreciated loss	$(92,637)	$(101,473)	$(115,018)	$(215,462)

Weighted average shares outstanding - basic	90,984	94,269	91,163	94,919
Undepreciated loss per common share	$(1.02)	$(1.08)	$(1.26)	$(2.27)

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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of September 30, 2023 and December 31, 2022, respectively, is presented below (amounts in thousands, except per share data):

	September 30, 2023	December 31, 2022
Company's stockholders' equity	$1,575,228	$1,767,216
Preferred stock liquidation preference	(554,110)	(557,125)
GAAP book value	1,021,118	1,210,091
Add:
Cumulative depreciation expense on real estate (1)	21,817	31,433
Cumulative amortization of lease intangibles related to real estate (1)	21,356	59,844
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	17,043	44,237
Adjustment of amortized cost liabilities to fair value	90,929	103,066
Adjusted book value	$1,172,263	$1,448,671

Common shares outstanding	90,684	91,194
GAAP book value per common share (2)	$11.26	$13.27
Adjusted book value per common share (3)	$12.93	$15.89

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

Balance Sheet Analysis

As of September 30, 2023, we had approximately $6.9 billion of total assets. Included in this amount is approximately $745.6 million of assets held in Consolidated SLST and $1.5 billion of assets related to equity investments in multi-family properties that we consolidate in accordance with GAAP. As of December 31, 2022, we had approximately $6.2 billion of total assets, approximately $830.8 million of which represented Consolidated SLST and $1.7 billion of which related to equity investments in multi-family properties that we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our equity investments in consolidated multi-family properties, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Acquired residential loans	$2,251,291	$2,697,498
Consolidated SLST	742,604	827,582
Total	$2,993,895	$3,525,080

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

The following tables detail our acquired residential loans by strategy at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,771	$639,482	$587,116	634	61%	5.1%
Performing residential loan strategy	2,827	650,835	535,125	718	64%	4.0%
Business purpose bridge loan strategy	1,525	883,566	855,563	733	65%	9.2%
Business purpose rental loan strategy	1,125	317,225	273,487	748	69%	5.1%
Total	10,248	$2,491,108	$2,251,291

	December 31, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,001	$677,229	$610,595	631	62%	4.9%
Performing residential loan strategy	2,937	682,449	557,665	719	64%	3.9%
Business purpose bridge loan strategy	1,964	1,253,704	1,236,303	732	65%	8.5%
Business purpose rental loan strategy	1,163	329,299	292,935	748	69%	5.1%
Total	11,065	$2,942,681	$2,697,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	September 30, 2023	December 31, 2022
50% or less	14.3%	14.6%
>50% - 60%	11.8%	12.3%
>60% - 70%	22.1%	24.4%
>70% - 80%	28.8%	27.9%
>80% - 90%	11.0%	10.0%
>90% - 100%	6.0%	5.5%
>100%	6.0%	5.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	September 30, 2023	December 31, 2022
550 or less	9.3%	8.4%
551 to 600	8.1%	7.3%
601 to 650	8.4%	8.1%
651 to 700	16.0%	16.5%
701 to 750	23.7%	25.6%
751 to 800	27.3%	27.3%
801 and over	7.2%	6.8%
Total	100.0%	100.0%

Current Coupon	September 30, 2023	December 31, 2022
3.00% or less	7.8%	7.4%
3.01% - 4.00%	16.9%	15.8%
4.01% - 5.00%	21.8%	19.8%
5.01% - 6.00%	9.7%	7.9%
6.01% - 7.00%	7.4%	7.7%
7.01% - 8.00%	10.3%	16.4%
8.01% and over	26.1%	25.0%
Total	100.0%	100.0%

Delinquency Status	September 30, 2023	December 31, 2022
Current	87.0%	90.6%
31 – 60 days	2.1%	2.2%
61 – 90 days	1.1%	1.8%
90+ days	9.8%	5.4%
Total	100.0%	100.0%

Origination Year	September 30, 2023	December 31, 2022
2007 or earlier	22.9%	20.6%
2008 - 2016	4.6%	4.1%
2017 - 2019	8.2%	7.8%
2020	8.1%	8.0%
2021	21.4%	26.1%
2022	25.1%	33.4%
2023	9.7%	—%
Total	100.0%	100.0%

The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the nine months ended September 30, 2023. The Company purchased $15.3 million and $55.2 million of residential loans from the entity during the three and nine months ended September 30, 2023, respectively, and $5.5 million and $257.8 million of residential loans from the entity during the three and nine months ended September 30, 2022, respectively.

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

Our investment in Consolidated SLST as of September 30, 2023 and December 31, 2022 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the securitization with an aggregate net carrying value of $154.4 million and $191.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands, except current average loan size):

	September 30, 2023	December 31, 2022
Current fair value	$742,604	$827,582
Current unpaid principal balance	$910,222	$955,579
Number of loans	5,922	6,160
Current average loan size	$153,702	$155,126
Weighted average original loan term (in months) at purchase	352	351
Weighted average LTV at purchase	68%	68%
Weighted average credit score at purchase	699	703

Current Coupon:
3.00% or less	2.5%	3.0%
3.01% – 4.00%	38.4%	38.0%
4.01% – 5.00%	39.6%	39.3%
5.01% – 6.00%	11.9%	11.9%
6.01% and over	7.6%	7.8%

Delinquency Status:
Current	72.6%	69.5%
31 - 60	12.8%	11.1%
61 - 90	4.7%	4.4%
90+	9.9%	15.0%

Origination Year:
2005 or earlier	31.1%	31.1%
2006	15.7%	15.6%
2007	21.5%	21.4%
2008 or later	31.7%	31.9%

Geographic state concentration (greater than 5.0%):
California	10.7%	10.6%
Florida	10.3%	10.3%
New York	9.9%	9.8%
New Jersey	7.5%	7.4%
Illinois	7.2%	7.2%

Residential Loans and Single-Family Rental Property Financing

Repurchase Agreements

As of September 30, 2023, the Company had repurchase agreements with five third-party financial institutions to fund the purchase of residential loans and single-family rental properties. As of September 30, 2023, the Company's only repurchase agreement exposure where the amount of residential loans and single-family rental properties at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 7.91%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
September 30, 2023	$2,175,000	$505,477	$(1,745)	$503,732	$683,204	7.81%	8.21
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $169.7 million, a weighted average rate of 8.09%, and weighted average months to maturity of 17.27 months as of September 30, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 23.96 months as of December 31, 2022.
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
(3)Includes residential loans with an aggregate fair value of $535.8 million and single-family rental properties with a net carrying value of $147.4 million as of September 30, 2023. Includes residential loans with an aggregate fair value of $867.0 million as of December 31, 2022.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by residential loans and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2023	$469,393	$505,477	$505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $155.7 million and $278.9 million, respectively, as of September 30, 2023.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of September 30, 2023 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$665,970	$584,741	2.75%	2059
Residential loan securitizations	$1,335,598	$1,318,131	3.63%	2026 - 2062

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

As of September 30, 2023, $560.8 million of the Company's CDOs contained an initial interest rate step-up feature whereby the interest rate increases by 3.00% if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents, ranging from October 2023 to July 2025, with potential additional interest rate step-ups of 1.00% if the outstanding notes are not redeemed by expected redemption dates ranging from October 2024 to July 2026. As of September 30, 2023, $548.4 million of the Company's CDOs contained a contractual interest rate step-up feature whereby the interest rate increases by either 1.00% or 2.00% at step-up dates, as defined in the respective governing documents, ranging from May 2024 to December 2026.

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

As of September 30, 2023, one preferred equity investment was greater than 90 days delinquent. This investment represents 2.1% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	22	$229,017	$230,315	12.37%	4.2

	December 31, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	23	$239,780	$242,970	11.98%	3.4
(1)Preferred equity investments in the amounts of $98.4 million and $87.5 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Preferred equity investments in the amounts of $130.6 million and $152.2 million are included in equity investments on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
(2)The difference between the fair value and investment amount consists of any unamortized premium or discount, deferred fees or deferred expenses, and any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	4	$54,703	23.8%	13.0%	77%	1.13x
Alabama	2	35,569	15.4%	12.3%	68%	2.24x
Texas	5	34,442	14.9%	11.1%	83%	1.27x
Utah	1	21,598	9.4%	12.0%	68%	N/A (3)
Arizona	1	17,188	7.5%	14.0%	84%	1.16x
Tennessee	1	14,315	6.2%	11.0%	89%	1.23x
Other	8	52,500	22.8%	12.6%	83%	1.32x
Total	22	$230,315	100.0%	12.4%	79%	1.30x

	December 31, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	5	$82,072	33.8%	12.6%	72%	1.35x
Texas	5	43,118	17.7%	11.2%	82%	1.27x
Alabama	2	33,827	13.9%	12.3%	67%	2.23x
Utah	1	20,568	8.5%	12.0%	67%	N/A (3)
Tennessee	1	13,731	5.7%	11.0%	89%	1.30x
Other	9	49,654	20.4%	11.7%	83%	1.72x
Total	23	$242,970	100.0%	12.0%	77%	1.50x

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs and its unconsolidated multi-family joint venture equity investments to assets and liabilities of disposal group held for sale. The Company's net equity in consolidated multi-family properties and disposal group held for sale totaled $276.4 million and $388.8 million as of September 30, 2023 and December 31, 2022, respectively.

A reconciliation of our net equity investments in consolidated multi-family properties and disposal group held for sale to our condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, respectively, is shown below (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$7,120	$21,129
Real estate, net	542,797	543,739
Assets of disposal group held for sale (1)	909,731	1,151,784
Other assets	17,456	13,686
Total assets	$1,477,104	$1,730,338

Mortgages payable on real estate, net (2)	$396,810	$394,707
Liabilities of disposal group held for sale (1)	767,329	883,812
Other liabilities	12,373	10,511
Total liabilities	$1,176,512	$1,289,030

Redeemable non-controlling interest in Consolidated VIEs	$21,026	$63,803
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(17,043)	(44,237)
Non-controlling interest in Consolidated VIEs	8,057	9,040
Non-controlling interest in disposal group held for sale	12,145	23,928
Net equity investment (3)	$276,407	$388,774

(1)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of September 30, 2023 consists of $146.2 million of net equity investments in consolidated multi-family properties and $130.3 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2022 consists of $144.7 million of net equity investments in consolidated multi-family properties and $244.0 million of net equity investments in disposal group held for sale.

Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of September 30, 2023, the Company's net equity investment in consolidated multi-family properties not in disposal group held of $146.2 million primarily consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as held for sale. This joint venture entity also has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $21.0 million.

The geographic concentrations in consolidated multi-family properties exceeding 5% of our combined common and preferred net equity investments in consolidated multi-family properties not in disposal group held for sale as of September 30, 2023 and December 31, 2022, respectively, are shown below (dollar amounts in thousands):

September 30, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$54,156	42.0%
Tennessee	2	65% - 69%	$19,832	15.4%
Florida	1	49%	$17,224	13.4%
South Carolina	2	67% - 69%	$14,420	11.2%
Kentucky	1	69%	$11,872	9.2%
Alabama	1	69%	$7,732	6.0%

December 31, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$40,825	40.7%
Tennessee	2	65% - 69%	$15,959	15.9%
Florida	1	49%	$14,075	14.0%
South Carolina	2	67% - 69%	$11,935	11.9%
Kentucky	1	69%	$9,257	9.2%
Alabama	1	69%	$5,812	5.8%

(1)Represents consolidated multi-family properties' equity net of redeemable non-controlling interest at its estimated redemption value.

The following table provides summary information regarding our consolidated multi-family properties that are not in disposal group held for sale as of September 30, 2023.

Market	Property Count	Occupancy %		Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	94.4%		248	$1,527	71.7%
Collierville, TN	1	84.3%		324	1,540	74.2%
Columbia, SC	1	94.9%		276	1,152	86.5%
Dallas, TX	2	93.0%		401	1,877	81.2%
Houston, TX	1	92.2%		192	1,406	90.3%
Little Rock, AR	1	96.0%		202	1,307	90.0%
Louisville, KY	1	91.7%		300	1,377	90.3%
Memphis, TN	1	59.5%	(3)	242	1,116	90.9%
Montgomery, AL	1	86.9%		252	986	88.8%
San Antonio, TX	2	92.4%		684	1,291	78.4%
St. Petersburg, FL	1	96.9%		326	2,442	65.4%
Total Count/Average	13	89.9%		3,447	$1,492	79.5%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average loan to value of the underlying properties utilizing combined senior loan and preferred equity balances and the most recent appraisal.
(3)Property incurred a loss due to fire, affecting occupancy until units are returned to service.

Equity Investments in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of September 30, 2023.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	91.3%	240	$1,816	77.5%
Birmingham, AL	2	93.5%	693	1,457	73.0%
Brandon, FL	2	84.7%	1,267	1,549	79.2%
Fort Myers, FL	1	89.6%	338	1,506	78.1%
Fort Worth, TX	1	91.8%	256	1,179	72.4%
Houston, TX	1	89.0%	200	952	76.7%
Kissimmee, FL	1	90.0%	320	1,719	77.7%
Oklahoma City, OK	2	91.2%	957	762	76.0%
Orlando, FL	1	90.5%	220	1,609	76.4%
Pensacola, FL	1	94.6%	240	1,443	76.2%
Tampa, FL	1	86.8%	400	1,776	77.6%
Webster, TX	1	91.3%	366	966	78.2%
Total Count/Average	15	89.6%	5,497	$1,351	77.0%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average loan to value of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investments in Entities that Originate Residential Loans

As of September 30, 2023, the Company had an investment in an entity that originates residential loans. The following table summarizes our ownership interest in the entity that originates residential loans as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

		September 30, 2023		December 31, 2022
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	50%	$25,000	—	$27,500
Total			$25,000		$27,500

(1)As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans. In February 2023, the Company exercised its option in full related to this investment. The Company accounts for this investment using the equity method and has elected the fair value option.

Investment Securities

At September 30, 2023, our investment securities portfolio included Agency RMBS, non-Agency RMBS and CMBS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At September 30, 2023, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of September 30, 2023 as compared to December 31, 2022 is primarily due to purchases of Agency RMBS during the period partially offset by a decrease in the fair value of our first loss subordinated securities that we own in Consolidated SLST due to spread widening and the sale of certain CMBS during the period.

The following tables summarize our investment securities portfolio as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	September 30, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$1,455,919	$1,459,901	$64	$(37,170)	$1,422,795	5.58%	5.47%	$1,317,999
Adjustable rate	72,561	72,180	—	(1,558)	70,622	5.47%	5.54%	69,276
Interest-only	957,444	42,205	107	(725)	41,587	0.74%	14.20%	19,549
Total Agency RMBS	2,485,924	1,574,286	171	(39,453)	1,535,004	5.13%	5.51%	1,406,824
Non-Agency RMBS
Senior	39	39	—	(5)	34	3.81%	3.78%	—
Mezzanine	26,500	25,724	—	(1,822)	23,902	4.75%	5.69%	—
Subordinated	38,103	26,991	—	(13,161)	13,830	4.32%	6.98%	—
IO	482,081	15,068	8,729	—	23,797	1.42%	27.31%	—
Total Non-Agency RMBS	546,723	67,822	8,729	(14,988)	61,563	1.77%	11.21%	—
CMBS
Subordinated	6,000	6,000	—	(352)	5,648	12.58%	12.58%	—
Total CMBS	6,000	6,000	—	(352)	5,648	12.58%	12.58%	—
Total - AFS	$3,038,647	$1,648,108	$8,900	$(54,793)	$1,602,215	3.42%	6.31%	$1,406,824
Consolidated SLST
Non-Agency RMBS
Subordinated	$242,968	$195,723	$—	$(59,064)	$136,659	4.42%	4.06%	$47,184
IO	142,708	18,786	—	(1,017)	17,769	3.50%	7.17%	—
Total Non-Agency RMBS	385,676	214,509	—	(60,081)	154,428	4.08%	4.34%	47,184
Total - Consolidated SLST	$385,676	$214,509	$—	$(60,081)	$154,428	4.08%	4.34%	$47,184
Total Investment Securities	$3,424,323	$1,862,617	$8,900	$(114,874)	$1,756,643	3.60%	5.74%	$1,454,008

	December 31, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$41	$41	$—	$(5)	$36	2.74%	2.89%	$—
Mezzanine	30,250	29,325	—	(2,153)	27,172	4.77%	5.58%	—
Subordinated	39,104	28,108	—	(13,282)	14,826	9.38%	8.37%	—
IO	524,726	17,100	9,436	—	26,536	1.44%	20.79%	—
Total Non-Agency RMBS	594,121	74,574	9,436	(15,440)	68,570	2.09%	10.38%	—
CMBS
Mezzanine	26,033	26,033	—	(1,662)	24,371	5.43%	5.42%	—
Subordinated	6,000	6,000	—	(238)	5,762	9.29%	9.29%	—
Total CMBS	32,033	32,033	—	(1,900)	30,133	6.14%	6.13%	—
ABS
Residuals	4	797	59	—	856	—	30.19%	—
Total ABS	4	797	59	—	856	—	30.19%	—
Total - AFS	$626,158	$107,404	$9,495	$(17,340)	$99,559	2.45%	9.33%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,155	$210,733	$—	$(40,182)	$170,551	4.47%	4.92%	$50,077
IO	149,873	21,528	—	(546)	20,982	3.50%	3.01%	—
Total Non-Agency RMBS	406,028	232,261	—	(40,728)	191,533	4.10%	4.73%	50,077
Total - Consolidated SLST	$406,028	$232,261	$—	$(40,728)	$191,533	4.10%	4.73%	$50,077
Total Investment Securities	$1,032,186	$339,665	$9,495	$(58,068)	$291,092	3.09%	6.19%	$50,077

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.
(3)Outstanding repurchase agreements as of September 30, 2023 do not include $37.0 million of repurchase agreement financing for CDOs repurchased from our residential loan securitizations. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

Investment Securities Financing

Repurchase Agreements

As of September 30, 2023, the Company had $1.5 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of September 30, 2023, the Company's only repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 5.68%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2023	$1,184,714	$1,490,996	$1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

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
The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments.

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
The Company may purchase equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price, as well as credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.

Debt

The Company's debt as of September 30, 2023 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of September 30, 2023, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of September 30, 2023, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 9.48% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	177,697	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,418	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	71,585	72,218
Common stock	907	912
Additional paid-in capital	2,307,195	2,282,691
Accumulated other comprehensive loss	(1,827)	(1,970)
Accumulated deficit	(1,266,492)	(1,052,768)
Company's stockholders' equity	$1,575,228	$1,767,216

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending September 30, 2024) and long-term (beyond September 30, 2024) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

Since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. During the nine months ended September 30, 2023, we began expanding our holdings of Agency RMBS, which is more liquid than many if not all of the investments in our portfolio of credit investments, and have utilized mark-to-market repurchase agreement financing to fund that expansion. As of September 30, 2023, the Company’s portfolio recourse leverage ratio of 1.2x, remains low relative to historical levels. As of September 30, 2023, only 52% of our debt (40% collateralized by Agency RMBS and 12% collateralized by residential credit assets) is subject to mark-to-market margin calls. The remaining 48% of our debt as of September 30, 2023 has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At September 30, 2023, we had $221.2 million of available cash and cash equivalents (excluding cash and cash equivalents held by consolidated multi-family properties not in disposal group held for sale), $172.8 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), $201.2 million of unencumbered residential loans and $229.0 million of unencumbered preferred equity investments in owners of multi-family properties.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. With respect to the multi-family properties in which we hold joint venture equity investments, the properties are encumbered by a senior mortgage loan. The type and terms of the ultimate financing used by us depends on the asset being financed and the financing available at the time of the financing. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our short-term repurchase agreement financing and MBS markets during that time, we have placed a greater emphasis on procuring longer-termed and/or more committed financing arrangements for our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Although we expect our leverage to move higher as we expand our holding of Agency RMBS, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio.
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

Cash Flows and Liquidity for the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, net cash, cash equivalents and restricted cash decreased by $25.5 million.

Cash Flows From Operating Activities

We generated net cash flows from operating activities totaling $16.9 million during the nine months ended September 30, 2023. Our cash flow used in operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2023, our net cash flows used in investing activities were $822.5 million, primarily as a result of purchases of investment securities and residential loans, the funding of multi-family preferred equity investments and capital expenditures on real estate. This was partially offset by principal repayments and refinancing of residential mortgage loans, net proceeds from the sale of real estate held in Consolidated VIEs, return of capital from equity investments, repayments and proceeds from the sale of investment securities, net variation margin received for derivative instruments and net payments received from derivative instruments.

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

Cash Flows From Financing Activities

During the nine months ended September 30, 2023, our net cash flows from financing activities were $780.2 million. The main sources of cash flows from financing activities were proceeds from repurchase agreements related to our investment securities, residential loans and single-family rental properties. This was partially offset by paydowns on CDOs, payments made on mortgages payable on real estate, dividend payments on both common and preferred stock and repurchases of shares of common and preferred stock.

Liquidity – Financing Arrangements

As of September 30, 2023, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At September 30, 2023, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans and single-family rental properties. The outstanding financing under three of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. We have entered into or amended repurchase agreements with three new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of September 30, 2023, we had an aggregate amount at risk under our residential loan and single-family rental property repurchase agreements of approximately $177.7 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of September 30, 2023, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of September 30, 2023, we had $221.2 million included in cash and cash equivalents and $172.8 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of September 30, 2023 included $119.5 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), $47.6 million of Agency RMBS, and $5.6 million of CMBS.

At September 30, 2023, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes.

At September 30, 2023, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.3 billion. We had ten Company-sponsored securitizations with CDOs outstanding as of September 30, 2023. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of September 30, 2023, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 1.3 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of September 30, 2023, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 1.2 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the nine months ended September 30, 2023.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of preferred stock from time to time in open market transactions, including through block purchases or privately negotiated transactions. During the three months ended September 30, 2023, the Company repurchased 60,058 shares of Series E Preferred Stock, 3,000 shares of Series F Preferred Stock and 482 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $1.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $22.23 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.1 million during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 68,348 shares of Series E Preferred Stock, 9,791 shares of Series F Preferred Stock and 26,264 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $2.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $20.29 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.5 million during the nine months ended September 30, 2023. As of September 30, 2023, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

In February 2022, the Board of Directors approved a $200.0 million stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of common stock from time to time in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b-18 or 10b5-1 plans. In March 2023, the Board of Directors approved an upsize of the stock repurchase program to $246.0 million. During the three months ended September 30, 2023, the Company repurchased 560,342 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.93 per common share. During the nine months ended September 30, 2023, the Company repurchased 937,850 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $8.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.19 per common share. As of September 30, 2023, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary or tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, TBAs and other securities or instruments we may use to hedge our portfolio. As a result, our net interest income and adjusted net interest income, a non-GAAP financial measure (see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q), is particularly affected by changes in interest rates.

For example, we hold residential loans and RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate financing, such as our repurchase agreements, may react to interest rates before our residential loans or RMBS because the weighted average next re-pricing dates on the related financing may have shorter time periods than that of the residential loans or RMBS. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on residential loans and RMBS. During a declining interest rate environment, the prepayment of residential loans and RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of repurchase agreements to increase relative to the amount of residential loans and RMBS, possibly resulting in a decline in our net return on residential loans and RMBS, as replacement residential loans and RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, residential loans and RMBS may prepay more slowly than expected, requiring us to finance a higher amount of residential loans and RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on residential loans and RMBS. Accordingly, each of these scenarios can negatively impact our net interest income and adjusted net interest income. In addition, when we purchase residential loans at a discount to par value, and borrowers then prepay at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the residential loans.

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. Certain of our consolidated multi-family properties with variable rate mortgages payable have entered into interest rate cap contracts as required by the respective mortgage loan agreements. The Company also has an interest rate cap contract related to a repurchase agreement for residential loans, as required by the counterparty.

We utilize a model-based risk analysis system to assist in projecting interest rate-sensitive asset and liability portfolio performances over a scenario of different interest rates. Computation of the cash flows for interest rate-sensitive assets that may affect annualized adjusted net interest income are based on assumptions related to, among other things, prepayment speeds, slope of the yield curve, and composition and size of our portfolio. Assumptions for interest rate-sensitive liabilities relate to, among other things, anticipated interest rates, collateral requirements as a percentage of repurchase agreement financings and amounts and terms of borrowings. As these assumptions may not be realized, adjusted net interest income results may therefore be significantly different from the annualized adjusted net interest income produced in our analyses. We also note that the uncertainty associated with the estimate of a change in adjusted net interest income is directly related to the size of interest rate move considered.

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of September 30, 2023 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(40,702)
+100	$(20,335)
-100	$20,307
-200	$40,531
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of September 30, 2023. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
While this table reflects the estimated impact of interest rate changes on the static portfolio, we actively manage our portfolio and continuously make adjustments to the size and composition of our asset and derivative hedge portfolios and interest-bearing liabilities. Actual results could differ significantly from those estimated in the table.

Interest rate changes may also impact our GAAP book value and adjusted book value, a non-GAAP financial measure (see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q), as our assets and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes may be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline.

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022 and in 2023. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

As previously disclosed, in March 2020, we observed unprecedented illiquidity in repurchase agreement financing and MBS markets which resulted in our receiving margin calls under our repurchase agreements that were well beyond historical norms. We took a number of decisive actions in response to these conditions, including the sale of assets and termination of our interest rate swaps. Since this time, we have placed a greater emphasis on procuring longer-termed and/or more committed financing arrangements for our credit investments, such as non-mark-to-market repurchase agreements, securitizations and other term financings, which may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
Derivative financial instruments are also subject to “margin call” risk. For example, under the interest rate swaps we utilize, typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we pay on an interest rate swap, we may be required to post cash margin.

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

Current inflationary pressures have caused, and a possible economic recession in the U.S. in the coming months may cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from preferred equity investments, residential loans, mezzanine loans and our RMBS, CMBS and ABS investments and rental income and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of September 30, 2023 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of September 30, 2023, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates. Net duration is the sensitivity of our portfolio to changes in interest rates and we estimate duration using management's assumptions.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Net Duration (1)
(basis points)	(dollar amounts in thousands)
+200	$(200,097)	3.1
+100	$(98,387)	2.9
Base		2.9
-100	$97,994	2.7
-200	$184,482	2.5
(1)Assets analyzed include residential loans, Mezzanine Lending investments, investment securities and derivatives held at fair value.

Although the use of a model to perform market value sensitivity analysis is widely accepted as a tool in identifying potential risk in a changing interest rate environment, it should be noted that the model does not take into consideration changes that may occur such as, but not limited to, changes in portfolio composition, financing strategies, market spreads, business volumes or overall market liquidity. Accordingly, we make extensive use of an earnings simulation model to further analyze our level of interest rate risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I., Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

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

During the three months ended September 30, 2023, the Company repurchased 560,342 shares of its common stock pursuant to the stock repurchase program for a total cost of approximately $5.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $8.93 per common share. As of September 30, 2023, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended September 30, 2023 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	$198,166
August 1, 2023 - August 31, 2023	560,342	8.93	560,342	193,167
September 1, 2023 - September 30, 2023	—	—	—	193,167
Total	560,342	$8.93	560,342	$193,167

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

Preferred Stock

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2024, allows the Company to make repurchases of shares of preferred stock from time to time in open market transactions, including through block purchases or privately negotiated transactions.

During the three months ended September 30, 2023, the Company repurchased 60,058 shares of Series E Preferred Stock, 3,000 shares of Series F Preferred Stock and 482 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $1.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $22.23 per preferred share. As of September 30, 2023, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

The following table presents information with respect to the shares of the Company's preferred stock that we purchased during the three months ended September 30, 2023 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	3,482	$18.01	3,482	$98,904
August 1, 2023 - August 31, 2023	34,742	22.29	34,742	98,131
September 1, 2023 - September 30, 2023	25,316	22.74	25,316	97,556
Total	63,540	$22.23	63,540	$97,556

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

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB**	Taxonomy Extension Label Linkbase Document

101.PRE**	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted in Inline XBRL and contained in Exhibit 101).

*Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	November 3, 2023	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2023	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)