Form 10-K
period 2023-12-31
NEW YORK MORTGAGE TRUST INC
filed 2024-02-23
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 (the last day of the registrant’s most recently completed second fiscal quarter) was $893,201,750 based on the closing sale price on the NASDAQ Global Select Market on June 30, 2023.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 15, 2024 was 91,234,568.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders scheduled for June 2024 to be filed with the Securities and Exchange Commission by no later than April 29, 2024.
Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

PART I
Item 1. BUSINESS

Certain Defined Terms

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise, and we refer to our wholly-owned taxable real estate investment trust (“REIT”) subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report:

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

•“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association ("Ginnie Mae");

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

•“CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities issued by a government sponsored enterprise (“GSE”), as well as PO, IO, or mezzanine securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans;

•“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own the first loss subordinated securities and certain IOs that we consolidate in our financial statements in accordance with GAAP;

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

•“excess mortgage servicing spread” or “excess MSR” refers to the difference between the contractual servicing fee with Fannie Mae, Freddie Mac or Ginnie Mae and the base servicing fee that is retained as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract;

•“GAAP” refers to generally accepted accounting principles within the United States;

•“IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;

•“MBS” refers to mortgage-backed securities;

•“Mezzanine Lending” refers, collectively, to preferred equity and mezzanine loan investments;

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

General

We are an internally-managed REIT for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets, as well as more traditional types of fixed-income investments that provide coupon income, such as Agency RMBS.

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk-adjusted returns over time. Due to current market conditions, we also intend to acquire and manage a portfolio of Agency RMBS. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) Agency RMBS, (iv) non-Agency RMBS, (v) CMBS, and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

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

Our Investment Strategy

Our strategy is to own and manage a portfolio of primarily mortgage-related single-family and multi-family residential assets that include elements of credit risk and/or interest rate risk. We have sought in past years, and intend to continue, subject to market conditions, to focus on constructing our portfolio of “single-family and multi-family credit” assets, many of which we have originated or sourced through proprietary channels, which we believe will deliver more attractive risk-adjusted returns over time. In particular, we seek investment opportunities in markets where we believe we have a competitive advantage due to operational barriers to entry. We define credit assets as (i) residential loans, including business purpose loans, (ii) non-Agency RMBS, (iii) structured multi-family property investments and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest spread. We also own and manage a leveraged portfolio of Agency securities primarily comprised of Agency fixed-rate RMBS and Agency ARMs, and we may pursue opportunistic acquisitions of other types of assets that meet our investment criteria.

We also currently own and manage a portfolio of joint venture equity investments in multi-family properties having an aggregate net equity carrying value of approximately $242.0 million. In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to our targeted assets. In 2023, joint venture entities in which we held a common equity interest sold five multi-family properties. In December 2023, we suspended the marketing of nine joint venture equity investments that were held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As of December 31, 2023, we continue to market for sale our joint venture equity investments in five multi-family properties. We can provide no assurance of the timing or success of our ultimate exit from our joint venture equity investments in multi-family properties or that the value of our interests in joint ventures will not decline further.

In light of current market and financing conditions, we are presently focused on acquiring assets with less price sensitivity to credit deterioration, such as Agency RMBS and shorter duration assets that generate higher portfolio turnover that will better enable us to reposition our portfolio in a volatile and changing interest rate environment. Selecting assets with lower credit exposure, either through agency guarantees, structure or collateral quality, can also reduce the overall risk profile of the portfolio. Since our inception in 2003, we have benefited from being able to flexibly move in and out of new niche investment opportunities as market conditions permit. As a result, we may pursue opportunistic acquisitions of other types of assets not described above that meet our investment criteria. We also may manage for third parties investments that fall within our area of expertise that are not a focus of our Company or are less suitable to being owned in a REIT. In these cases, we may agree to invest in these assets akin to a "general partner"-like capital contribution as part of the agreement to manage the assets.

Prior to deploying capital to any of the assets we target or determining to dispose of any of our investments, our management team will consider, among other things, the availability of suitable investments, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk, prepayment risk, hedging risk, interest rate risk, fair value risk and/or liquidity risk related to the asset or the underlying collateral, the composition of our investment portfolio, the background experience and track record of our partners (if applicable), REIT qualification, the maintenance of our exclusion from registration as an investment company under the Investment Company Act and other regulatory requirements and future general market conditions. In periods where we have working capital in excess of our short-term liquidity needs, we may invest the excess in more liquid assets until such time as we are able to re-invest that capital in assets that meet our underwriting and return requirements. Consistent with our strategy to produce returns through a combination of net interest spread and capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and/or reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

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

For more information regarding our portfolio as of December 31, 2023, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Residential Loans. Our portfolio of residential loans consists of (i) seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties, which were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with downside protection while we work to rehabilitate these loans to performing status, (ii) performing residential mortgage loans that consist of GSE-eligible mortgage loans, non-QM loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines, (iii) short-term business purpose loans with terms generally of 12 to 24 months that are collateralized by residential properties and made to investors who intend to rehabilitate and sell the property for a profit, or "business purpose bridge loans," (iv) business purpose loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants, or "business purpose rental loans," and (v) second mortgages that had combined loan-to-value ratios of 95% at origination and predominantly met our underwriting guidelines. In connection with our acquisitions of residential loans, we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan and compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

Agency RMBS. Our leveraged Agency RMBS portfolio is comprised of Agency fixed-rate RMBS and Agency ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Agency fixed-rate RMBS have been primarily backed by 15-year and 30-year residential fixed-rate mortgage loans, while the Agency ARMs have primarily included interest reset periods up to 120 months. In managing our portfolio of Agency RMBS, we expect to employ leverage through the use of repurchase agreements to generate risk-adjusted returns, subject to general and capital market conditions, among other factors.

Non-Agency RMBS. Our non-Agency RMBS are collateralized by residential credit assets. The non-Agency RMBS in our investment portfolio may consist of the senior, mezzanine or subordinated tranches in the securitizations. The underlying collateral of these securitizations are predominantly residential credit assets, which may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization from which the securities are issued. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. As of December 31, 2023, we owned $181.6 million of non-Agency RMBS.

Single-Family Rental. We also participate in the U.S. Department of Housing and Urban Development Housing Choice Vouchers program administered by local public housing agencies (“PHAs”) in which we acquire and then rent single-family rental homes to families that are eligible. We target PHAs with programs that help families with children move into high-opportunity neighborhoods with low poverty, high-performing schools, low crime and strong community resources in various markets, including Chicago, IL, Baltimore, MD and Houston, TX. The goal of the program is to promote better health and life satisfaction for these families. As of December 31, 2023, we owned 524 single-family rental properties, the majority of which are located in Illinois and Maryland.

Multi-Family Investments

We first began investing in multi-family credit assets in 2011. We seek to position our multi-family credit investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. Our multi-family property investments are not limited to any particular geographic area in the United States, although our preferred and joint venture equity and mezzanine loan investments tend to be concentrated primarily in the southern and southeastern United States, as these regions currently tend to benefit from growing demand and a shortage in housing. We generally focus on middle market multi-family apartment communities with approximately 150 to 600 units located in secondary and tertiary markets that might benefit from strategic value-added improvements. In general terms, pending the disposition over time of our portfolio of joint venture equity investments, we expect that our multi-family credit investments going forward will principally be in the form of preferred equity investments in, and mezzanine loans to, owners of multi-family properties, and multi-family CMBS.

With respect to our preferred equity and mezzanine loan investments (collectively, "Mezzanine Lending") and joint venture equity investments where we participate as a capital partner, we have generally pursued multi-family properties with unique or compelling attributes that provide an opportunity for value creation and increased returns through the combination of better management or capital improvements that we believe will lead to net cash flow growth and capital gains and which may benefit from the expertise of our asset management team. Generally, we target investments in multi-family properties that are or have been:

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

We may structure our mezzanine loans so that we receive a fixed or variable interest rate on the loan. Our mezzanine loans may also have prepayment lockouts, prepayment penalties, minimum profit hurdles or other mechanisms to protect and enhance returns in the event of premature repayment. We expect these investments will typically have terms from three to ten years. Mezzanine loans typically have loan-to-value ratios between 70% and 90% when combined with the first-mortgage loan amount. As of December 31, 2023, we did not own mezzanine loans.

Joint Venture Equity. As of December 31, 2023, we owned joint venture equity investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pro rata basis between us and our operating partners. We have typically provided between 70% and 95% of the total common equity capital to our joint ventures, with our operating partner providing the balance of the common equity capital. In some cases, we also participate in these property investments as a general partner or manager or co-general partner or manager, which may provide us with the ability to earn a promote upon disposition of the asset. Due to certain control provisions, we consolidate certain joint ventures into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets.

In December 2021, we entered into a joint venture that presently owns 13 multi-family properties in seven states, including Texas, Tennessee and Florida. We are a co-manager of the joint venture and, as of December 31, 2023, owned an approximate 24% common equity interest in the joint venture. We also held approximately $146.1 million of preferred equity interests in this joint venture as of December 31, 2023. Pursuant to the terms of the operating agreement for the joint venture, subject to certain conditions, the other investors in the joint venture have the ability to sell their ownership interests to us, at their election, on an annual basis at the current fair value of the interests in the joint venture.

We do not anticipate making additional joint venture equity investments in multi-family properties that make us a majority or significant minority common equity owner in the future in light of the strategic repositioning of our business discussed above. However, we may make additional protective capital contributions to our existing joint venture equity investments in accordance with agreements to which we are a party and we may agree to make common equity investments in multi-family properties akin to a "general partner"-like capital contribution in connection with one or more agreements to manage third party investments in multi-family properties.

Multi-Family CMBS. We have invested in, and may in the future invest in, multi-Family CMBS comprised of (i) first loss PO securities issued by multi-family loan securitizations and (ii) certain IOs and/or mezzanine securities issued by these securitizations.

Other Investments

Although it represents a significantly smaller portion of our overall investment portfolio, we also own and have invested in ABS, an equity investment in an entity that originates residential loans and an equity investment in an entity that owns and manages single-family rental properties.

We have made, and may in the future make, investments in the debt and/or equity of other entities engaged in single-family loan-related businesses, such as loan originators. As of December 31, 2023, we owned a 50% equity interest in an entity that originates residential loans. In connection with investments in loan originators, we have entered into and may in the future enter into flow agreements that allow or will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement.

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

Our Financing Strategy

We employ leverage as part of our financing strategy and strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-termed repurchase agreements and structured financings, including CDOs issued by securitizations, longer termed senior and subordinated debt, and convertible notes. Our approach to leverage is based on the type of asset, underlying collateral and overall market conditions with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, we target maximum leverage ratios for each eligible investment, 10:1 in the case of more liquid Agency securities and between 4:1 and 6:1 in the case of our more illiquid assets, such as our non-Agency RMBS and mezzanine CMBS and 8:1 in the case of our residential loans. Currently, our target total debt leverage ratio should not be greater than 4:1. This target may be adjusted from time to time by our Board of Directors depending on the composition of our overall portfolio, market conditions and such other factors deemed relevant by our Board of Directors.

As of December 31, 2023, our Company recourse leverage ratio, which represents our total recourse debt divided by our total stockholders' equity, was approximately 1.6 to 1. Our Company recourse leverage ratio does not include debt associated with the CDOs or other non-recourse debt, such as mortgages payable on real estate and non-recourse repurchase agreement financing. Our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreements divided by our total stockholders' equity, was approximately 1.5 to 1 as of December 31, 2023. We monitor all at-risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We rely on repurchase agreements to fund the purchase of investment securities, residential loans and single-family rental properties. These repurchase agreements typically have terms ranging from 30 days to 24 months and bear interest rates that are linked to the Secured Overnight Funding Rate (“SOFR”), a short-term market interest rate used to determine short term loan rates. In most cases under repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the assets that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. Many of our repurchase agreements require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments. Interest rates and haircuts will depend on the underlying collateral pledged. We have entered into three repurchase agreements with an aggregate outstanding balance of $179.1 million as of December 31, 2023 that are not subject to margin calls upon changes in market value of the pledged collateral.

With respect to our investments in credit assets that are not financed by short-term repurchase agreements, such as a portion of our residential loans, we finance our investment in these assets through longer-term borrowings and working capital. Our financings may include longer-term structured debt financing, such as longer-term repurchase agreement financing with terms of up to 24 months, non-mark-to-market repurchase agreement financing and CDOs where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing.  We issue CDOs through securitizations for the primary purpose of obtaining longer-term non-recourse financing on these assets. These types of financings provide less or no exposure to collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets.

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

We may consolidate certain multi-family joint venture equity investments and certain preferred equity investments on which a default has occurred into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts, and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

For more information regarding our outstanding financing instruments at December 31, 2023, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are exposed to risks arising from business operations, economic conditions and financial markets. For variable-rate mortgages payable on real estate, the joint venture entities are required by the lender to enter into interest rate cap contracts. In addition, with respect to one of the Company's financings under repurchase agreements, the Company is required by the lender to enter into an interest rate cap contract. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

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

We may use TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency RMBS strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We currently do not hold TBAs.

The Company may also purchase equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price, as well as credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.

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

Human Capital

As of December 31, 2023, we had 79 full-time employees located in offices in New York, New York, Charlotte, North Carolina and Woodland Hills, California. We do not currently employ any temporary or seasonal employees and we do not expect such hiring to become a significant part of our workforce in the future. Our employees include investment portfolio and finance professionals, asset management and servicing professionals, accountants, analysts, administrative staff and our corporate management team. We believe that our employees are our greatest asset and recognize that our achievements and growth as a business are made possible by the recruitment, hiring, training, development and retention of our dedicated employees. As part of our ongoing business, we evaluate and modify our internal processes to improve employee engagement, productivity and efficiency, which benefits our operations. Moreover, our employees are offered regular opportunities to participate in professional development programs and opportunities that may improve employee engagement, effectiveness and well-being.

We are committed to maintaining workplaces that are inclusive and free from discrimination or harassment based on age, disability, race, ethnicity, gender identification or expression, national origin, sexual orientation, religion, pregnancy, marital and familial status and other statuses protected by law. We conduct annual required trainings for our employees, including those designed to prevent harassment and discrimination and direct compliance with ethics and laws and we monitor employee conduct, compliance and progress in this regard. We also strive to have a workforce that reflects the diversity of qualified talent that is available in the markets in which our offices are located. As of December 31, 2023, women comprised 30% of our total workforce, while 32% of our employees self-identify as being ethnically diverse. In addition, 100% of our named executive officers are diverse based on gender or ethnicity and 71% of our Board of Directors is diverse based on gender, race or ethnicity. Our executive leadership has over 20 years of experience. Additionally, our Compensation Committee will take into account our ESG performance when assessing the performance of our Chief Executive Officer under the qualitative component of our executive compensation program.

We strive to provide pay, benefits and services that help meet the varying needs of our employees. Our general total compensatory packages include market-competitive pay, performance-based annual bonus compensation paid in a combination of cash and stock, time- and performance-based long-term incentive compensation for key employees, employer-funded health insurance, paid time off, and family leave. In addition, we pride ourselves on understanding and offering our employees great flexibility to meet their personal and family needs. We have a hybrid workplace policy which is a flexible model where employees work partly from the office and partly remotely. We believe that by supporting, recognizing, developing and investing in our employees, we are able to attract and retain a highly qualified and talented workforce.

Governmental Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws, rules and regulations and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate lending activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set refinancing, loan modification, servicing, collection, foreclosure, repossession, eviction and claims-handling procedures and other trade practices. Some of the laws, rules and regulations to which we are or may be subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. Although we do not directly originate or service residential loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential loans, including, among others, rules promulgated under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Gramm-Leach-Bliley Financial Modernization Act of 1999.

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

Corporate Offices

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 90 Park Avenue, New York, New York, 10016 and our telephone number is (212) 792-0107. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

Access to Our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer and to our other employees. We have also adopted a Code of Ethics for senior financial officers, including the principal financial officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of either of these Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website at www.nymtrust.com, under “Governance Documents”. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 90 Park Avenue, Floor 23, New York, New York, 10016. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “could,” “would,” “should,” “may,” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

• changes in laws, regulations or policies affecting our business;

• our ability to make distributions to our stockholders in the future;

• our ability to maintain our qualification as a REIT for federal tax purposes;

• our ability to maintain our exemption from registration under the Investment Company Act;

• impairments in the value of the collateral underlying our investments;

• our ability to manage or hedge credit risk, interest rate risk, and other financial and operational risks;

• our exposure to liquidity risk, risks associated with the use of leverage, and market risks; and

• risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the market for Agency RMBS, non-Agency RMBS, ABS and CMBS securities, residential loans, structured multi-family investments and other mortgage-, residential housing- and credit-related assets.

These and other risks, uncertainties and factors, including the risk factors and other information described herein, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•Declining real estate valuations and impairment charges to real estate assets, such as those held by our joint venture equity investments in multi-family properties, have adversely affected our earnings and financial condition in the past and may adversely affect our earnings and financial condition in the future.
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
•The discontinuation of LIBOR and the transition from LIBOR to an alternative reference rate, such as SOFR, may adversely impact our borrowings, operations, cash flows and assets and the value of our Series D Preferred Stock and Series E Preferred Stock.

Risks Related To Our Organization, Our Structure and Other Risks
•We may change our investment, financing, or hedging strategies and asset allocation and operational and management policies without stockholder consent.
•Maintenance of our Investment Company Act exemption imposes limits on our operations.
•The accrual of dividends on certain of our series of preferred stock at a floating rate in the future could adversely affect our ability to make cash distributions at our intended levels, or at all, or otherwise materially adversely affect our earnings, cash flows or financial condition.
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

Risks Related to Our Business

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce our earnings, book value and the market value of our securities and, in turn, may constrain our liquidity and cash available for distribution to our stockholders.

The market value of our investment portfolio may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our investment portfolio, as occurred during much of 2022 and in 2023. Changes in the market values of assets in our investment portfolio where the Company elected the fair value option will be reflected in earnings and changes in the market values of assets in our investment portfolio where the Company did not elect the fair value option will be reflected in stockholders’ equity. As a result, a decline in market values of assets in our investment portfolio may reduce our earnings, book value and the market value of our securities.

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

As of December 31, 2023, 61% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process, due diligence efforts or hedging strategies, if any, may not be effective or sufficient. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

The value of the properties we own interests in or that are collateralizing or underlying the loans, securities or interests we own may decline, particularly if we experience a significant or prolonged economic downturn and/or interest rates rise. The frequency of default and the loss severity on our assets upon default or otherwise may be greater than we anticipate or price into the assets at acquisition. Credit sensitive assets that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans or other investments becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

A higher interest rate environment, which we have experienced since 2022, generally reduces economic activity, which, in turn, generally reduces the demand for mortgage loans due to the higher cost of borrowing and new construction redevelopment or renovation. A reduction in the volume of mortgage loans originated or in new construction, redevelopment or renovation of multi-family properties may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. We also expect that higher interest rates will cause our targeted assets that were issued, originated or acquired prior to an interest rate increase to experience, as certain of them did in 2023, a decline in their fair value or provide yields that are below prevailing market interest rates. If higher interest rates or interest rate volatility cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is sufficiently above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders will be materially and adversely affected.

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

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our interest-earning assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), as they do currently, in which event our borrowing costs may exceed our interest income and we could incur significant operating losses.

Interest rate mismatches between the interest-earning assets held in our investment portfolio and the borrowings used to fund the purchases of those assets may reduce our net income or result in a loss during periods of changing interest rates.

A significant portion of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, certain of our borrowings provide for a payment reset period of as short as 30 days. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. We use swap agreements and interest rate caps as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements would not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on the assets in our portfolio, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

Our investment portfolio may at times be concentrated in certain asset types or secured by properties concentrated in a limited number of real estate sectors or geographic areas, which increases, with respect to those asset types, property types or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general.

We are not required to observe any specific diversification criteria. As a result, our investment portfolio may, at times, be concentrated in certain asset types that are subject to higher risk of delinquency, default or foreclosure, or secured by properties concentrated in a limited number of real estate sectors or geographic locations, which increases, with respect to those sectors or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general, thereby increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these asset or property types perform poorly or the states or regions in which these properties are located are negatively impacted.

As of December 31, 2023, approximately 8.8% of our total investment portfolio represented direct or indirect investments in multi-family properties. Moreover, as of December 31, 2023, 26.3%, 20.2% and 10.3% of the outstanding balance of our Mezzanine Lending investments were made on properties located in Florida, Texas and Utah, respectively, and 38.5%, 25.0% and 11.6% of our joint venture equity investments owned multi-family properties located in Florida, Texas and Alabama, respectively. Our direct and indirect investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property, which is impacted by numerous factors and developments, including many risks that affect real estate generally. See “-Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure” and “-Our business is subject to risks particular to real property and real estate-related assets.” To the extent any of these factors materially adversely impact the multi-family property sector or the geographic regions in which we invest, the market values of our multi-family assets and our business, financial condition and results of operations may be materially adversely affected.

Similarly, as of December 31, 2023, approximately 48.9% of our total investment portfolio was comprised of residential loans and non-Agency RMBS. Moreover, as of December 31, 2023, significant portions of the properties that secure our residential loans, including loans that secure Consolidated SLST, were concentrated in California, Florida, Texas, New York, New Jersey and Illinois among other states. California is particularly susceptible to wildfire risk while Florida and Texas are susceptible to hurricane, wind and flood risks. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns or developments relating generally to such region, type of borrower, asset or sector may result in defaults or losses on a number of our assets within a short time period, which may materially adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders. See “-Our business is subject to risks particular to real property and real estate-related assets.”

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

As of December 31, 2023, approximately 22.9% of the asset value of our total investment portfolio is comprised of business purpose loans. Business purpose loans refer to (i) short-term loans with terms of generally twelve to 24 months that are collateralized by residential properties and are made to investors who intend to rehabilitate and sell the residential property for a profit, which we refer to as “business purpose bridge loans,” and (ii) loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants, which we refer to as “business purpose rental loans”. Business purpose loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not a loan is originated in accordance with our underwriting standards for such loans, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Moreover, in the case of business purpose loans made to a borrower who then rents the property to a tenant, local, state or federal government eviction proceeding requirements may delay foreclosure or liquidation proceedings or cause us to incur additional expense. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

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

Additionally, business purpose bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans and this risk may be heightened during periods of rising interest rates or declining home values. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these business purpose bridge loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located experiences a downturn or fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset or the borrower’s expenses exceed expectations due to rising costs, rising interest rates or otherwise without a corresponding increase in asset value or income to be derived from the property, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a conventional mortgage to repay a business purpose bridge loan. Business purpose bridge loans therefore are subject to risk of a borrower’s inability to obtain permanent financing to repay the loan. Business purpose bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under business purpose bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

Our investments may include subordinated tranches of CMBS, RMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.

Our investments include or may include subordinated tranches of CMBS, RMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of multi-family or other commercial mortgage loans, residential mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with a liquid investment, particularly during periods of market disruption. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2023, our portfolio included approximately $143.5 million of subordinated, first loss non-Agency RMBS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.

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

In general, “premium” assets (i.e., assets, such as Agency RMBS, whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium assets carry will be earned for a shorter period of time. Generally, “discount” assets (assets whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Because our portfolio is comprised of both discount assets and premium assets, our portfolio may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes.

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

We have elected the fair value option accounting model for the majority of our investments. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results. There can be no assurance that such volatility in periodic financial results will not occur during 2024 or in future periods.

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

We own and originate mezzanine loans, which are loans secured by a pledge of the ownership interests of either the entity owning the multi-family property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the multi-family property. We also own and make preferred equity investments in entities that own multi-family property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in the case of a mezzanine loan, or all senior and subordinated debt, in the case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements, which in this case are arrangements between the lender of the senior loan and the mezzanine lender or preferred equity investor that stipulate the rights and obligations of the parties, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity issuers. As a result, we may not recover some or all of our investment, which could result in significant losses.

Declining real estate valuations and impairment charges to real estate assets, such as certain multi-family properties owned by entities in which we have joint venture equity investments, have adversely affected our earnings and financial condition in the past and may adversely affect our earnings and financial condition in the future.

We periodically evaluate real estate assets for indicators of impairment, which include, among other indicators, deteriorating operational performance, declining market conditions, legal and environmental concerns, and our ability and intent to hold each asset. If impairment indicators exist for long-lived assets to be held and used, such as real estate held by our joint venture equity investments in multi-family properties or our single-family rental properties, we may record an impairment of real estate to reduce the carrying value of such asset to its estimated fair value. Real estate assets that are held for sale or in disposal group held for sale, such as those owned by certain of our joint venture equity investments in multi-family properties, are recorded at the lower of their net depreciated carrying amount or estimated net fair value. In the event that the estimated net fair value of a real estate asset is determined to be less than its net depreciated carrying amount, an impairment of real estate is recorded on our consolidated statements of operations for the amount of the difference. Subsequent decreases, if any, in the net fair value of the real estate assets held for sale are recorded as impairments of real estate. Further, if real estate or joint venture equity investments are determined to no longer meet the criteria to be accounted for as held for sale, they are returned to held and used at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell the real estate or joint venture equity investment, and downward adjustments, if any, are reported in loss on reclassification of disposal group in the consolidated statements of operations.

We determine the fair value of real estate assets based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our estimation of fair value and/or impairment analysis.

For the years ended December 31, 2023 and 2022, we recognized net impairment losses of approximately $89.5 million and $2.4 million, respectively. Also in the year ended December 31, 2023, we recognized a loss on reclassification of disposal group of approximately $16.2 million. These losses have a direct, adverse impact on our net income because recording an impairment loss or loss on reclassification of disposal group results in an immediate negative adjustment to net income. Impairment charges, such as those incurred in 2023 and 2022, adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay distributions to our stockholders, and per share trading price of our common stock. Such impairment charges could adversely affect our earnings and financial condition in the future, particularly as we seek to opportunistically dispose of our joint venture equity investments in multi-family properties and they are reclassified as held for sale or held and used.

Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure.

Our investments in multi-family properties are subject to risks of delinquency, default and foreclosure on the properties that underlie or back these investments, and risk of loss that may be greater than similar risks associated with loans made on the security of a single-family residential property. The ability of a borrower to repay a loan or obligation secured by, and the return on an equity interest in an entity that owns, an income-producing property typically is dependent primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan or recapitalize the property, on a timely basis or at all, or our ability to receive adequate returns on our investment, may be impaired. Similarly, the single-family rental properties we own are subject to the risk that the tenant will be unable to pay rent timely or at all. Net operating income of an income-producing property can be adversely affected by, among other things:

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

•declines in individual property or regional or local rental or occupancy rates;

•increases in interest rates, overall financing costs, real estate tax rates, construction costs, energy costs and other operating expenses;

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

We make mezzanine loans to and preferred equity investments in owners of multi-family properties as part of our investment strategy and presently own joint venture equity investments in owners of multi-family properties. We consider such owners (or other owners in the case of joint venture equity investments) to be our operating partners with respect to the acquisition, improvement or financing of the underlying properties, as the case may be. We may also make indirect investments in properties through other arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•operating partners may share or control certain approval rights over major decisions;

•our operating partners may have economic or business interests or goals that are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale or refinancing of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

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

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce our investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Pursuant to the operating agreement for one of our joint venture investments, third party investors have the ability to sell their ownership interests to us at their election once a year subject to annual minimum and maximum amount limitations and we are obligated to purchase such interests for cash. We may not have sufficient cash, available borrowing capacity or other capital resources to allow us to finance the purchase of such interests, which may cause us to breach our obligations under the operating agreement, or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. Finally, we may not be able to sell our interest in a venture if we desire to exit the venture without our operating partner's consent.

The proposed disposition of our portfolio of joint venture equity interests in multi-family properties is subject to a number of risks, including the risk that we may be unable to complete the sale of our joint venture equity portfolio on terms acceptable to us, or at all.

In September 2022, we announced that our Board of Directors had approved a strategic repositioning of our business pursuant to which we will opportunistically dispose over time our joint venture equity investments in multi-family properties and, following disposition, we will reallocate the capital associated with such assets to our targeted assets. Accordingly, we are considering various opportunities to monetize our multi-family joint venture equity investments. As of December 31, 2023, we held $236.3 million in joint venture equity interests in multi-family properties, representing approximately 4.6% of our total investment portfolio. As a result of unfavorable market conditions that negatively impacted our ability to secure a reasonable buyer and completely exit our investment in the joint venture equity interests, as of December 31, 2023, we have disposed of six multi-family joint venture equity investments under this disposition strategy. Additionally, as of December 31, 2023, we have reclassified certain of these joint venture equity investments from held for sale to held and used because of the increased expected time to completion of sales. Although we intend to acquire additional targeted assets with the proceeds from the sale of our joint venture equity interests, we face significant competition for acquisition of our targeted assets and we may not be able or have the opportunity to make suitable investments on favorable terms. We can provide no assurances regarding the timing or pricing of the sales of our joint venture equity interests in multi-family properties, or that such sales will occur at all. Moreover, to the extent we hold these investments as held for sale, we are required to carry the properties at the lesser of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment of real estate charge is recorded. We have incurred and may in the future incur impairment charges on these properties while we hold them for sale. If we cannot sell these joint venture equity interests in a timely manner and/or on terms acceptable to us, we may have less flexibility to rotate into more preferred asset classes and/or we may incur a loss on these investments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

•changes in federal, state or local governmental laws and regulations, fiscal or tax policies, zoning ordinances and environmental legislation and the related costs of compliance with federal, state or local laws and regulations, fiscal policies and ordinances; and

•adverse developments or conditions resulting from or associated with climate change.

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

As part of our acquisition or underwriting process for certain assets, including, without limitation, residential loans, direct and indirect multi-family property investments, CMBS, non-Agency RMBS, ABS or other mortgage-, residential housing- or other credit-related assets, we may conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, the materials provided to us or that we review will be accurate and complete or that any purchase or our projection for that purchase will prove successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.

Many of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, certain of our assets may be securitized and are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Similarly, our joint venture equity and Mezzanine Lending investments may require the consent of our operating partner or a lender to transfer or sell our investment and may also be less attractive to a buyer due to certain contractual provisions. Moreover, because many of our assets are subordinated to more senior securities or loans or depend on the ability of a borrower, tenant or operating partner to meet their contractual obligations, any potential buyer of those assets may request to conduct due diligence on those assets, which may delay the sale or transfer of those assets. The illiquidity of certain of our assets may make it difficult for us to sell such assets on a timely basis or at all if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets, as was the case in March 2020 when the COVID-19 pandemic caused significant turmoil in our markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations and financial condition.

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

While the determination of the fair value of our assets generally takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets are materially higher than could actually be realized in the market.

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

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire our targeted assets at favorable spreads over our borrowing costs. In acquiring our targeted assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, private investors, lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources or access to opportunities than us. Greater demand for the assets we target for investment tends to increase prices and reduce the estimated yield on the asset. Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exclusion from the Investment Company Act. During much of 2021, increased demand for the assets we targeted resulted in reduced levels of investment by us which negatively impacted our net earnings during those periods. As in the recent past, we may not in the future be able to acquire sufficient quantities of our targeted assets at favorable spreads over our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations, meet financial obligations, and finance asset acquisitions. However, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including in 2020 as a result of the COVID-19 pandemic and most recently in 2023 due to concerns with the solvency of certain regional banks, that have generally negatively impacted the availability of credit from time-to-time. Continued volatility or disruption in the credit or finance markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause lenders to be unwilling or unable to provide us with financing, to increase the costs of that financing or make the terms less attractive, or to become insolvent. Such volatility or disruption could also limit or halt our access to securitization financing.

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

Finally, securitization financing has been limited from time to time in the recent past. Currently, due to a higher interest rate environment and current market conditions, residential loan securitization activity has fallen in a significant way as the terms of such financing, in many cases, have become less attractive. A prolonged decline in securitization activity may limit borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Moreover, other forms of longer-term financing have historically been difficult for mortgage REITs to access or contain less favorable terms. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral, which could reduce our liquidity and harm our financial condition.

We use repurchase agreements to finance a portion of our investments. In certain cases, these repurchase agreements allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. In these cases, when a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times or prices and terminate our ability to borrow. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. As a result of the COVID-19 outbreak, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties during the first quarter of 2020, resulting in us having to pay cash and securities to satisfy margin calls that were well beyond historical norms. Disruptive events, including events similar to these, could have a material adverse impact on our liquidity and could lead to significant losses, a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be negatively impacted. We have historically used leverage to increase the size of our portfolio in order to enhance our returns. The capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, including as a result of the COVID-19 pandemic and the current inflationary environment that has generally negatively impacted the availability and/or terms of financing from time-to-time. If we are unable to leverage our equity to the extent we currently anticipate due to unavailability or less attractive terms or otherwise, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

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

When we engage in repurchase transactions, we generally sell RMBS, CMBS, residential loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the asset to the lender is less than the value of that asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the asset), plus additional costs associated with asserting or enforcing our rights under the repurchase agreement. Certain of the assets that we pledge as collateral are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Moreover, our repurchase agreements frequently contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements may also be entitled to declare a default, which could exacerbate our losses and cause a rapid deterioration of our financial condition. Any losses we incur on our repurchase transactions through our default or the default of our counterparty could adversely affect our liquidity and earnings and thus our cash available for distribution to our stockholders.

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

The repurchase agreements that finance a portion of our investment portfolio and certain of our other existing financing arrangements, including our senior unsecured notes, and those we enter into in the future, contain or may contain financial covenants. Negative impacts on our business, including those caused by significant market disruptions or an economic downturn, have and/or may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future.

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

Subject to compliance with the requirements to maintain our qualification as a REIT, we may engage in certain hedging transactions to limit our exposure to changes in interest rates and credit markets and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, interest rate swaptions, interest rate caps, Eurodollars and U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. In addition, to the extent the joint venture entities in which we own a common equity interest own multi-family properties that are required to purchase an interest rate cap to fix the variable interest rate on a senior mortgage on such property, any required reset of the interest rate cap at a time when interest rates are higher than they were at the time we initially underwrote the investment may materially adversely impact the cash flow from and value of such property. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.

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

In addition, an economic slowdown, elevated interest rates or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place pressure on home price performance, while potentially forcing commercial property owners to lower rents on properties with excess supply or experience higher vacancy rates. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners may generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, the loans underlying certain of our investment securities or the multi-family properties that we finance or in which we invest, default or become delinquent on their obligations, we may incur material losses on those loans or investments. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our net interest income and earnings and our ability to acquire our targeted assets in the future on favorable terms or at all. In addition, the deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our assets or cause us to experience losses related thereto, which may adversely affect our results of operations or book value, the availability and cost of credit and our ability to make distributions to our stockholders.

We cannot predict the effect that government policies, laws and interventions adopted in response to the COVID-19 pandemic or the current inflationary environment or the impact that future changes in the U.S. political environment, governmental policy or regulation will have on our business and the markets in which we operate.

The U.S. Government and the Federal Reserve took significant actions to support the economy and the continued functioning of the financial markets in response to the COVID-19 pandemic through multiple relief bills. More recently, the U.S. Government and the Federal Reserve have taken significant actions in response to the current inflationary environment in the U.S. through, among other things, numerous increases in the target rate for the fed funds rate since 2022, creating a great deal of volatility in markets. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government or the Federal Reserve will affect the efficiency, liquidity and stability of the financial and mortgage markets or whether they will be successful in reducing inflation to acceptable levels without creating an economic recession. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government or the Federal Reserve will affect our business and the efficiency, liquidity and stability of financial and mortgage markets.

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in uncertainty with respect to interest rates, inflation, foreign exchange rates, trade volumes and trade, fiscal and monetary policy. With a U.S. presidential election year upon us in 2024, the potential for changes in policy and regulation is heightened by a potential change in the U.S. administration. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. In addition, disagreements over the federal budget and federal debt limits have increasingly led to the actual or near shutdown of the U.S. Government. To the extent changes in the political environment have a negative impact on our business or the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely impacted.

The downgrade, or perceived potential downgrade, of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.

In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to concerns surrounding the burgeoning U.S. Government budget deficit. More recently, Fitch Ratings downgraded the U.S.'s long-term credit rating in August 2023 from “AAA” to “AA+” due primarily to expected fiscal deterioration and the erosion of governance that has led to repeated debt limit standoffs. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions and would likely impact the credit risk associated with some of the targeted assets in our portfolio or those we may seek to acquire. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

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

The discontinuation of LIBOR and the transition from LIBOR to an alternative reference rate, such as SOFR, may adversely impact our borrowings, operations, cash flows and assets and the value of investments in our Series D Preferred Stock and Series E Preferred Stock.

Our repurchase agreements, subordinated debt, mortgage debt related to our consolidated multi-family properties, Series D Preferred Stock, Series E Preferred Stock and certain of our floating rate assets, particularly residential loans, are linked to LIBOR, which has been the subject of recent reform. The U.K. Financial Conduct Authority, the regulator of LIBOR, stopped publishing USD LIBOR for the one week and two month USD LIBOR tenors on December 31, 2021 and stopped publishing the remainder of USD LIBOR tenors on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, proposed that the SOFR would replace LIBOR. SOFR is based on overnight Treasury General Collateral repo rates. We continue to integrate SOFR into our operations, as it has become in many cases, and will likely become in other cases, the new reference rate for hedges and a range of interest rate investments and financing arrangements.

In light of the cessation of the publication of LIBOR, our material contracts that were indexed to LIBOR have been amended to transition to an alternative reference rate and any of our other unmodified agreements that incorporate LIBOR as the referenced rate have provisions in place that provide for identification of an alternative reference rate or specify an alternative reference rate, or by operation of law specify an alternative reference rate, to LIBOR upon its phase-out. However, the full impact of the transition remains unpredictable and these efforts may not be successful in mitigating the legal and financial risk from transitioning to an alternative reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. In addition, we cannot predict potential other unforeseen impacts of the transition away from LIBOR.

Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as was the case with LIBOR). SOFR is therefore likely to be lower than LIBOR was and is less likely to correlate with the funding costs of financial institutions. Moreover, SOFR has a limited history, having been first published in April 2018, and has been more volatile than other benchmark or market rates, including LIBOR, during certain periods. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. SOFR-based rates will differ from LIBOR, and the differences may be material. While we will continue to use SOFR, certain factors may impact SOFR, including factors causing SOFR to cease to exist, the establishment of new methods of calculating SOFR, or the use of alternative reference rates. As such, the effect of the transition to SOFR may adversely impact our cost of capital, which could ultimately adversely impact our results of operations, cash flows and the market value and liquidity of our investments.

In addition, holders of our Series D Preferred Stock and Series E Preferred Stock should be aware that, with the discontinuance of LIBOR, the dividend rate on our Series D Preferred Stock and Series E Preferred Stock will be determined for the relevant period by the fallback provisions applicable to such preferred stock. From and including October 15, 2027 for our Series D Preferred Stock (“Series D Preferred Stock Floating Rate Period”) and from and including January 15, 2025 for our Series E Preferred Stock (the “Series E Preferred Stock Floating Rate Period,” and together with the Series D Preferred Stock Floating Rate Period, the “Floating Rate Period”), and because Three-Month LIBOR Rate (as defined in the Articles Supplementary of the Series D Preferred Stock and Series E Preferred Stock) will have ceased publication, under the terms of the Series D Preferred Stock and Series E Preferred Stock, we will appoint a calculation agent to determine whether there is an industry accepted substitute or successor base rate to Three-Month LIBOR Rate. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. In such case, the calculation agent in its sole discretion may also implement other technical changes to the Series D Preferred Stock and Series E Preferred Stock in a manner that is consistent with industry accepted practices for such substitute or successor base rate. We currently anticipate that the successor rate to be chosen by the calculation agent during the Floating Rate Period will be three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum.

The selection of a successor rate, and any decisions, determinations or elections made by us or the calculation agent in connection with implementing a successor rate with respect to the Series D Preferred Stock and Series E Preferred Stock in accordance with their terms during the Floating Rate Period, could result in adverse consequences to the applicable dividend rate on the Series D Preferred Stock or Series E Preferred Stock, which could adversely affect the return on, value of and market for the Series D Preferred Stock or Series E Preferred Stock. Further, there is no assurance that the characteristics of any successor rate will be similar to LIBOR, or that any successor rate will produce the economic equivalent of LIBOR.

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

The accrual of dividends on certain of our series of preferred stock at a floating rate in the future could adversely affect our ability to make cash distributions at our intended levels, or at all, or otherwise materially adversely affect our earnings, cash flows or financial condition.

Dividends on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock accrue cumulatively at a fixed rate for a specified period of time (the “Fixed Rate Period”). At the conclusion of the Fixed Rate Period, dividends on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock, accrue cumulatively at a floating rate equal to a benchmark rate plus a spread, as set forth in the Articles Supplementary classifying and designating such series of preferred stock. The Fixed Rate Period for the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock conclude on October 14, 2027, January 14, 2025 and October 14, 2026, respectively.

As the rate at which dividends accrue on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock converts from a fixed rate to floating rate, the dividend rate could fluctuate in an unpredictable manner and materially exceed the fixed rate in effect during the Fixed Rate Period. The floating rates on the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on such preferred stock. Such increased dividend costs could affect our ability to make cash distributions to our stockholders at our intended levels, or at all, or otherwise materially adversely affect our earnings, cash flows and financial condition.

Additionally, following the Fixed Rate Period for each of our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock, we may redeem such series of preferred stock at our option, in whole or in part, at any time. Should we choose to redeem a series of our preferred stock at the conclusion of its Fixed Rate Period to avoid additional or unpredictable dividend expenses or for other strategic reasons, we may be forced to raise additional funds or sell assets at unfavorable times or on unfavorable terms to us.

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

To maintain our qualification as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. Any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations with respect to indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) and certain other requirements are satisfied (including proper identification of such instrument under applicable Treasury Regulations). Income from hedging transactions that do not meet these requirements is likely to constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that property held by our joint ventures or partnerships or limited liability companies in which we have a preferred equity or joint venture interest, property received upon foreclosure of a mortgage by us and/or certain MBS could be treated as held by us primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will be able to avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of property or may contribute those assets to one of our TRSs and conduct the marketing and sale of those assets through that TRS. No assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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

The failure of excess MSRs held by us to qualify as real estate assets, or the failure of the income from excess MSRs to qualify as interest from mortgages, could adversely affect our ability to qualify as a REIT.

We may hold excess MSRs. In certain private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Consistent with the analysis adopted by the IRS in such private letter rulings and based on advice of counsel, we intend to treat any excess MSRs that we acquire that meet the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% gross asset test, and we intend to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that we acquire do not qualify for purposes of the 75% REIT asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause us to be subject to a penalty tax and could adversely impact our ability to qualify as a REIT.

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

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations. To the extent that climate change impacts changes in weather patterns, properties in which we hold a direct or indirect interest could experience severe weather, including, without limitation, hurricanes, tornadoes, severe winter storms, and flooding due to increases in storm intensity and rising sea levels, among other effects. Over time, these conditions could result in decreased property values which in turn could negatively affect the value of the assets we hold. Relatedly, geographical concentrations in our portfolio, to include mortgages, mortgage securities, and investments in real properties, may present certain vulnerabilities to the impacts of localized weather conditions resulting from climate change, such as increased coastal flooding or prolonged droughts, which can contribute to, among other things, heightened wildfire risk. There can be no assurance that climate change and severe weather will not have a material adverse effect on our operations, the properties that we invest in or underlie our assets, the residential homes we acquire through foreclosure, or our business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We, together with our third-party vendors, employ information technology including networks, systems, and applications to support our business processes and decision-making across the Company. Our information technology is connected to support the flow of information across our business processes. As such, our information technology infrastructure is susceptible to cybersecurity threats. We monitor our information security procedures and risk management systems and implement initiatives aimed at improving our cybersecurity measures. Our process for assessing, identifying, and managing information security risks include:

•Internalization of Information Security Management. We have internalized our information security oversight by hiring a full time Head of Information Technology that has over 20 years of experience in managing information technology and guiding organizations through technology strategy, cybersecurity risk mitigation, information technology process improvement initiatives and digital transformations. He also possesses relevant experience in improving a company's cybersecurity posture and data privacy policies. He holds a Bachelor of Science degree in Information Systems and oversees all of our information security initiatives, assesses cybersecurity risks, provides cybersecurity solution plans, identifies opportunities for the implementation of additional cybersecurity procedures and provides cybersecurity training to our employees and executives.

•Third-Party Consultant. We engage a third-party information security consultant to assist in managing our risk posture. This consultant conducts periodic tests and analyses of our defensive and detective information security controls, including annual penetration tests and risk assessments as well as regular vulnerability scans and assessments. The consultant also provides live, interactive annual information security training to our employees and monitors the effectiveness of such training through quarterly phishing campaigns. The consultant also assists us in managing cybersecurity risks associated with third-party service providers by administering a due diligence questionnaire for the Company's third-party service providers that is inclusive of a cybersecurity risk assessment and provides guidance for remediation of security gaps.

•Current Plans and Procedures. The Company has implemented an incident response plan (“IRP”) and a Business Continuity Plan ("BCP"). The IRP establishes the organization, actions and procedures for recognizing and responding to information security incidents; assessing incidents; notifying the appropriate individuals, regulators or organizations about any incident; organizing the Company’s response activities; escalating the Company’s response efforts to named executive officers and the Board of Directors based on the severity of the incident; and supporting the business recovery efforts made in the aftermath of any incident. The IRP is designed to minimize the operational and financial impacts of an information security incident and is designed to be activated when a local incident responder determines that an incident has occurred. Similarly, our BCP provides details on information security incident response and subsequent business recovery actions.

•Risk Identification and Mitigation. The Company aims to identify and mitigate information security risks using the National Institute of Standards and Technology Cybersecurity Framework (the “NIST Framework”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST Framework as a guide to help us identify and mitigate information security risks relevant to our business. The Company seeks to identify potential risks through various software programs which perform asset and patch management; monitor desktops, laptops and servers; map networks and inventories; and audit file servers. The Company aims to protect itself from potential risks through the implementation of software programs which provide protective measures such as single sign-on, multi-factor identification, content filtering, disk encryption, regular patches and inside threat protection. The Company has implemented a suite of software programs to detect information security events, plans to respond to information security events in accordance with the IRP and BCP, and aims to take proactive steps to recover from information security events through its Disaster Recovery Plan.

•Insurance. We maintain an information security risk insurance policy.

•Enterprise Risk Assessment. The Company completes an annual enterprise risk assessment that includes cybersecurity risks and mitigants. The results of the enterprise risk assessment are shared with the Board of Directors on an annual basis.

•Implemented Programs for a Hybrid Work Environment. We have implemented initiatives relating to mobile device management, cloud storage services, endpoint protection, and identity and access management. For example, we have implemented a service that focuses on mobile device management and mobile application management, as well as data classification and file server data loss protection measures. We have further implemented endpoint protection and endpoint detection and response which provides visibility that is designed to identify unauthorized systems and applications.

•Ongoing Monitoring. Our information security procedures are designed to evolve as information security risks and considerations change over time.

Our Board of Directors exercises oversight of information security risk primarily through the Audit Committee. The Head of Information Technology regularly provides information security updates to named executive officers and briefs our Board of Directors or Audit Committee on relevant information security issues at least twice a year. We also provide periodic cybersecurity training for members of our Board of Directors.

As of the date of this Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences for our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. For further discussion, please see the risk factors titled "Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results" and "We are highly dependent on information and communication systems and system failures and other operational disruptions could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders" in Part I, Item “1A. Risk Factors” in this Annual Report on Form 10-K.

Item 2. PROPERTIES

The Company has residential properties (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans, or in connection with its investments in single-family rental homes and consolidated multi-family properties.

See Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a discussion of consolidated multi-family properties and Part IV, Item 15. "Exhibits and Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation" for additional information on our single-family rental homes and consolidated multi-family properties, both in this Annual Report on Form 10-K, which are incorporated herein by reference.

As of December 31, 2023, our principal executive and administrative offices are located in leased space at 90 Park Avenue, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2023, we had 90,675,403 shares of common stock outstanding and there were approximately 100 registered holders of record of our common stock, which does not reflect the beneficial ownership of shares held in nominee name, which we are unable to estimate.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	2,154,320	$—	6,249,922

Performance Graph

The following line graph sets forth, for the period from December 31, 2018 through December 31, 2023, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices was $100 as of December 31, 2018 and (ii) the reinvestment of all dividends.

	12/18	12/19	12/20	12/21	12/22	12/23

New York Mortgage Trust, Inc.	100.00	120.31	76.86	85.05	67.38	63.85
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
FTSE Nareit Mortgage REITs	100.00	121.33	98.56	113.97	83.64	96.48

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common Stock

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. On February 21, 2024, the Company announced that its Board of Directors extended the expiration date for the common stock repurchase program from March 31, 2024 to March 31, 2025. The common stock repurchase program allows the Company to make repurchases of shares of common stock from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. Subject to applicable securities laws, repurchases of the Company's common stock under the common stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. Shares of the Company's common stock repurchased by us under the common stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three months ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of December 31, 2023, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

Preferred Stock

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program originally scheduled to expire on March 31, 2024. On February 21, 2024, the Company announced that its Board of Directors extended the expiration date for the preferred stock repurchase program to March 31, 2025. The preferred stock repurchase program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq.

During the three months ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of December 31, 2023, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are an internally-managed REIT for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets, as well as more traditional types of fixed-income investments that provide coupon income, such as Agency RMBS.

Reverse Stock Split

On February 22, 2023, we announced that our Board of Directors had unanimously approved a reverse stock split of our common stock at a ratio of one-for-four (the “Reverse Stock Split”). The Reverse Stock Split was effected as of 12:01 a.m., New York City time, on March 9, 2023 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of our common stock remained unchanged at $0.01 per share after the Reverse Stock Split. All references made to common share or per common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Executive Summary

Since the significant market disruption that occurred in March 2020, we have sought to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through our proprietary sourcing channels. Building scale in the portfolio and momentum in investment activity was challenging in the months following the March 2020 market disruption, in large part due to the market's increasing demand for credit assets coupled with our portfolio's elevated prepayment and redemption activity. We managed to capitalize on more opportunities in our areas of investment focus from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the markets entered into a period of heightened interest rate volatility and credit spread widening due to the Federal Reserve's actions to attempt to subdue inflation. The Federal Reserve ultimately increased the federal funds target rate by a combined 525 bps during 2022 through July of 2023, which was the fastest pace of increases in history. In response, we chose to significantly curtail our investment activity and pipeline late in the second quarter of 2022 shortly after the Federal Reserve's first rate hike of this cycle, allowing a significant portion of our portfolio to run-off through the first quarter of 2023. By adopting this approach, we endeavored to conserve capital, preserve liquidity and limit what we believed was material credit risk from investments underwritten to peak real estate valuations in 2022. Beginning in the second quarter of 2023, we began stabilizing our investment portfolio holdings through greater investment activity, particularly in assets with less price sensitivity to credit deterioration, like Agency RMBS. We believe that Agency RMBS is a compelling asset class to invest in over the near term, as the sector is trading at historically wide spread levels resulting from volatility in interest rates and reduced demand from regional banks and the Federal Reserve. Recognizing that a recession call was premature, but still concerned about market liquidity due to, among other things, growing commercial real estate risks, we also remained selective in adding credit-related assets during the year. Over the course of the past three quarters, we have experienced solid momentum in our portfolio acquisition activities. On a net basis, our investment portfolio increased by approximately $1.3 billion during the year, with repayments received from our short-duration business purpose loans, opportunistic sales of residential loans and investment securities and impairments offsetting some of our investment activity.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to our targeted assets. In 2023, joint venture entities in which we held a common equity interest sold five multi-family properties, representing total net equity investments of $43.2 million and recognizing a net gain attributable to the Company totaling $1.7 million. Throughout most of 2023, certain of the multi-family properties held by our joint venture equity investments experienced declines in estimated fair value primarily due to widening cap rates and lower net operating income driven, in large part, by higher interest and operating expenses at the properties. As these joint venture equity investments were included in disposal group held for sale during the year ended December 31, 2023, the declines in estimated fair value of multi-family properties held by certain of our joint venture equity investments resulted in recognition of approximately $89.5 million of losses for the year ended December 31, 2023. In December 2023, we suspended the marketing of nine joint venture equity investments that were held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As of December 31, 2023, we continue to market for sale our joint venture equity investments in five multi-family properties. We can provide no assurance of the timing or success of our ultimate exit from our joint venture equity investments in multi-family properties or that the value of our interests in joint ventures will not decline further.

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk-adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (iii) Agency RMBS, (iv) non-Agency RMBS, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

As of December 31, 2023, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "— Capital Allocation") increased to 1.6x and 1.5x, respectively, from 0.3x and 0.3x, respectively, as of December 31, 2022. While our financing leverage remains low relative to historical levels, the increase is primarily due to the financing of newly-acquired, highly liquid Agency RMBS. As of December 31, 2023, only 58% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 45% collateralized by Agency RMBS and 13% collateralized by residential credit assets. The remaining 42% has no exposure to collateral repricing by our counterparties. Although we expect our leverage to move higher as we expand our holdings of Agency RMBS, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio. We believe that this will allow us to better manage our liquidity risk and better insulate our business from extreme market dislocations.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets capable of rebuilding our interest income that have less price sensitivity to credit deterioration, such as Agency RMBS. We expect to remain selective in acquiring single-family and multi-family residential credit assets in anticipation of near-term market dislocation that may lead to superior total return opportunities and remain committed to prudently managing our liabilities. We believe these actions, combined with our strong balance sheet and cash position will better position us to deploy capital in the market cycles ahead. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Historical Financial Information

The following tables set forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2023, 2022, 2021, 2020 and 2019 have been derived from our historical financial statements. Prior year information has been conformed to current year financial statement presentation.

The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read the information below in conjunction with our historical consolidated financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Interest income	$258,660	$258,388	$206,866	$350,161	$694,614
Interest expense	192,134	129,419	79,284	223,068	566,750
Net interest income	66,526	128,969	127,582	127,093	127,864
Net loss from real estate	(31,302)	(113,579)	(17,583)	(344)	(267)
Other (loss) income	(39,431)	(262,169)	156,511	(360,211)	94,233
General, administrative and operating expenses	73,517	93,328	75,576	53,800	49,353
Net (loss) income attributable to Company's common stockholders	(90,035)	(340,577)	144,176	(329,696)	144,835
Basic (loss) earnings per common share	$(0.99)	$(3.61)	$1.52	$(3.55)	$2.62
Diluted (loss) earnings per common share	$(0.99)	$(3.61)	$1.51	$(3.55)	$2.56
Dividends declared per common share	$1.20	$1.60	$1.60	$0.92	$3.20
Weighted average shares outstanding-basic	91,042	94,322	94,808	92,751	55,345
Weighted average shares outstanding-diluted	91,042	94,322	95,242	92,751	60,649

Selected Balance Sheet Data:

	As of December 31,
	2023	2022	2021	2020	2019
Residential loans	$3,084,303	$3,525,080	$3,575,601	$3,049,166	$2,961,396
Investment securities available for sale	2,013,817	99,559	200,844	724,726	2,006,140
Multi-family loans	95,792	87,534	120,021	163,593	17,996,791
Equity investments	147,116	179,746	239,631	259,095	189,965
Real estate, net	1,131,819	692,968	1,017,583	50,532	—
Assets of disposal group held for sale	426,017	1,151,784	—	—	—
Total assets (1)	7,401,328	6,240,745	5,658,301	4,655,587	23,843,369
Repurchase agreements	2,471,113	737,023	554,259	405,531	3,105,416
Collateralized debt obligations	1,870,517	2,102,717	1,522,221	1,623,658	17,817,709
Senior unsecured notes	98,111	97,384	96,704	—	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Convertible notes	—	—	137,898	135,327	132,955
Mortgages and notes payable on real estate, net	784,421	394,707	709,356	36,752	—
Liabilities of disposal group held for sale	386,024	883,812	—	—	—
Total liabilities (1)	5,773,202	4,376,634	3,226,519	2,348,014	21,278,340
Redeemable non-controlling interest in Consolidated VIEs	28,061	63,803	66,392	—	—
Company's stockholders' equity	1,579,612	1,767,216	2,341,031	2,301,202	2,205,733
Total equity	1,600,065	1,800,308	2,365,390	2,307,573	2,205,029

(1)Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. Assets and liabilities of the Company's Consolidated VIEs for each of the balance sheet dates presented are included in the following table (dollar amounts in thousands):

	As of December 31,
	2023	2022	2021	2020	2019
Consolidated VIEs
Assets	$3,816,777	$4,261,097	$2,940,513	$2,150,984	$19,270,384
Liabilities	$3,076,818	$3,403,257	$2,235,665	$1,667,306	$17,878,314

Portfolio Update

During the year ended December 31, 2023, we purchased Agency RMBS and selectively pursued new single-family residential loan and multi-family investments. Our investment activity was partially offset primarily by prepayments, redemptions and distributions in addition to opportunistic sales of certain investment securities. The following table presents the activity for our investment portfolio for the year ended December 31, 2023 (dollar amounts in thousands):

	December 31, 2022	Acquisitions(1)	Repayments (2)	Sales	Transfers from Disposal Group Held for Sale (3)	Fair Value Changes and Other (4)	December 31, 2023
Residential loans	$2,697,498	$620,277	$(1,000,956)	$(25,144)	$—	$37,768	$2,329,443
Investment securities
Agency RMBS	—	2,014,385	(52,476)	—	—	27,415	1,989,324
CMBS	30,133	—	(226)	(30,419)	—	512	—
Non-Agency RMBS	68,570	—	(3,757)	(33,676)	—	(6,644)	24,493
ABS	856	—	—	(595)	—	(261)	—
Total investment securities available for sale	99,559	2,014,385	(56,459)	(64,690)	—	21,022	2,013,817
Consolidated SLST (5)	191,533	—	(17,913)	—	—	(16,466)	157,154
Total investment securities	291,092	2,014,385	(74,372)	(64,690)	—	4,556	2,170,971
Preferred equity investments, mezzanine loans and equity investments	267,280	55,882	(82,735)	—	5,720	(3,239)	242,908
Equity investments in consolidated multi-family properties (6)	144,735	1,515	(7,785)	—	51,033	21,716	211,214
Equity investments in disposal group held for sale (3)	244,039	9,013	(43,062)	—	(56,753)	(116,422)	36,815
Single-family rental properties	149,230	2,396	—	—	—	259	151,885
Total investment portfolio	$3,793,874	$2,703,468	$(1,208,910)	$(89,834)	$—	$(55,362)	$5,143,236

(1)Includes draws funded for business purpose bridge loans and existing joint venture equity investments and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. As of December 31, 2023, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets. In December 2023, the Company determined that certain joint venture equity investments that were previously reported in assets and liabilities of disposal group held for sale no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to equity investments in consolidated multi-family properties or equity investments, at fair value, respectively. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, transfers within investment categories and net loss from real estate attributable to the Company.

(5)Consolidated SLST is primarily presented on our consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2023 and 2022, respectively, follows (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Residential loans, at fair value	$754,860	$827,582
Deferred interest (a)	(3,969)	(1,554)
Less: Collateralized debt obligations, at fair value	(593,737)	(634,495)
Consolidated SLST investment securities owned by NYMT	$157,154	$191,533

(a)Included in other liabilities on our consolidated balance sheets as of December 31, 2023 and 2022.

(6)See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors including changes in interest rates and the supply and demand for mortgage, housing and credit assets in the marketplace, our ability to identify and acquire assets on favorable terms, our ability to dispose of assets from time to time on favorable terms, the ability of our operating partners, tenants and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Financial and mortgage-related asset markets experienced notable improvement in performance during the fourth quarter of 2023. After rallying in the first half of 2023 and then moderating in the third quarter, U.S. stocks surged to post strong gains in the fourth quarter. The Dow Jones Industrial Average grew 12.5% in the fourth quarter of 2023 and 13.7% for the full year 2023 to finish near a record high. The Nasdaq Composite Index grew 13.6% in the fourth quarter of 2023 and 43.4% for the full year 2023, it’s best full year performance since 2020. Interest rate and monetary policy uncertainty, inflation and geopolitical instability cautioned some economic outlooks. We anticipate that due to uncertainty related to persistent inflation, interest rates, monetary policy, ongoing recession concerns and the upcoming U.S. presidential election in November 2024, markets, and the pricing for many of our assets, will continue to experience volatility in 2024.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in 2023 with real gross domestic product (“GDP”) increasing by 2.5% (advanced estimate) for full year 2023, up from the GDP growth of 1.9% recorded for full year 2022. GDP grew at a 3.3% (advanced estimate) annualized rate in the fourth quarter of 2023, as compared to the annualized 4.9% GDP growth in the third quarter of 2023, annualized 2.1% GDP growth in the second quarter of 2023 and annualized 2.2% GDP growth in the first quarter of 2023. The fourth quarter 2023 GDP increase marks six straight quarters of GDP growth, and the full year 2023 GDP growth marks three straight years of GDP growth since contracting in 2020. Such GDP growth in the fourth quarter and full year 2023 exceeded the expectations of many economists and market commentators. Throughout 2023 and the fourth quarter of 2023, inflation retreated but remained above the Federal Reserve’s target of two percent. Uncertainty created by such persistent inflationary pressures and how the Federal Reserve may adjust its monetary policy in response may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments. However, according to the projection materials of the Federal Reserve’s December 2023 meeting, Federal Reserve policymakers expect GDP to grow modestly for full year 2024.

The U.S. labor market remained tight and fluctuated little throughout the fourth quarter of 2023. According to the U.S. Department of Labor, the U.S. unemployment rate was 3.7% at the end of December 2023, finishing slightly below the unemployment rate of 3.8% as of the end of September 2023 and up 20 basis points from the unemployment rate of 3.5% as of the end of December 2022. The number of unemployed persons increased by 0.6 million year-over-year to 6.3 million as of December 2023. There continues to be a wide disparity between the number of available job openings, 9.0 million as of the end of December 2023, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of December 2023, average hourly earnings for all employees on non-farm payrolls rose 4.1% year-over-year.

From March 2022 through July 27, 2023, the Federal Reserve raised the target range for the federal funds rate a total of 5.25%, including 100 basis points of increases in 2023. These rate increases brought the target range for the federal funds rate to 5.25% to 5.50% — the highest level in over 22 years and where it stands as of February 2, 2024. The Federal Reserve had raised interest rates in an effort to rein in inflation as the Consumer Price Index (the “CPI”) maintained multi-decade highs above 6% throughout 2022 and into February of 2023. A trend of decelerating inflation emerged at the end of 2022, and a 3.0% rise in the CPI from June 2022 to June 2023 marked the smallest increase in inflation since March 2021. But, since June 2023, the deceleration in inflation appears to have stalled with the CPI rising 3.4% for the twelve months ended December 2023. The Federal Reserve remains highly attentive to inflation risks and reaffirmed in January 2024 that its monetary policy seeks to achieve inflation that averages two percent over time. However, the Federal Reserve has not raised the target range for the federal funds rate at any of its four meetings since July 2023, and the “dot plot” included in the projection materials from the Federal Reserve’s December 2023 meeting implies that most Federal Reserve officials believe that modest decreases to the federal funds rate before the end of 2024 will be appropriate. But, with inflation persistently elevated above the Federal Reserve’s two percent long run target, some market commentators have suggested that the Federal Reserve will hold the target range for the federal funds rate higher for longer. Higher interest rates may put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally.

Fears of an economic recession in the U.S. have receded somewhat in connection with the consistent U.S. GDP growth seen in 2023, but some economists and market commentators have continued to express caution with respect to the U.S. economic outlook. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” A January 2024 survey of economists by the Wall Street Journal indicated that the respondents believed that the probability of a recession in the next twelve months is at 39%, a figure that is down 22% from the recession probability indicated by the survey taken in January 2023. The economists surveyed by the Wall Street Journal attribute the diminished likelihood of a recession in the next twelve months to decreases in the prices of certain consumer goods and incomes growing faster than inflation. However, certain economists surveyed by the Wall Street Journal indicated that, while they believed a recession was less likely in the coming year, they expect economic growth to stagnate. An economic recession or stagnating economic growth may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations, including to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Over the course of the fourth quarter and full year 2023, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for November 2023 showed that, on average, home prices increased 5.4% for the 20-City Composite over November 2022. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in December 2023 were down 1.0% month-over-month and 6.2% year-over-year. NAR also reported that the median existing-home sales price for all housing types in December 2023 was $382,600, up 4.4% from $366,500 in December 2022. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,041,667 and 943,083 for the three and twelve months ended December 31, 2023, respectively, as compared to 1,004,417 for the year ended December 31, 2022. Overall, existing home inventory for sale at the end of December 2023 amounted to 3.2 months of supply, up from 2.9 months of supply in December 2022, according to the NAR. According to Freddie Mac, the average 30-year fixed-rate mortgage was up 0.54% year-over-year to 6.63% as of February 1, 2024. As interest rates remain at relatively elevated levels for the most recent decade, we expect this to put downward pressure on home prices and borrowers. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 396,333 and 458,583 for the three and twelve months ended December 31, 2023, respectively, as compared to 530,500 for the year ended December 31, 2022. According to RealPage Analytics (“RealPage”), rents fell 1.3% nationally in the fourth quarter of 2023 but achieved a slight 0.2% growth for the full year 2023. RealPage noted that, while apartment demand remains high, asking rents were likely dampened by the increased supply from the completion of nearly 440,000 apartment units in 2023 that caused apartment supply to jump to a 36-year high. RealPage further noted that even more apartment units are expected to be completed in 2024 than in 2023. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

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

Credit Spreads. Investment grade and high-yield credit spreads both tightened over the course of the fourth quarter of 2023 with investment grade spreads finishing 34 basis points lower than the start of 2023 and high-yield spreads finishing 142 basis points lower than the start of 2023. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. Driven in part by the Federal Reserve’s increases to the federal funds rate and speculation about the Federal Reserve’s strategy with regard to future rate hikes, the Treasury curve inverted in July 2022 and has remained inverted ever since. On December 29, 2023, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 35 basis points, as compared to a negative 53 basis point spread on December 30, 2022. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it rolls off its balance sheet to $95 billion each month. As of January 31, 2024, the Federal Reserve held about $7.6 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Then, from March 2022 through July 2023, the Federal Reserve increased the federal funds rate eleven times to bring the target range for the federal funds rate to 5.25% to 5.50% where it remained as of February 2, 2024. However, even though inflation remained elevated above the Federal Reserve’s target of two percent through December 2023, some Federal Reserve officials have signaled that the current interest rate levels have been sufficient to bring down inflation and that cuts to the federal funds rate may be likely in 2024. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s December 2023 meeting, most Federal Reserve officials expect the target range for the federal funds rate to be lowered below its current level by the end of 2024, with many of the officials expecting the target range to reach a level between 4.50% and 4.75% by the end of 2024. However, this plotting of the Federal Reserve officials’ expected target range for the federal funds rate as of December 2023 indicates divided thoughts among Federal Reserve officials as to how many, if any, decreases to the target range are appropriate.

In 2017, policymakers announced that LIBOR would be replaced by 2021. The directive was spurred by the fact that banks were uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, proposed that SOFR replace LIBOR. SOFR is based on overnight Treasury General Collateral repo rates.

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

Full Year 2023 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2023 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2023
Net loss attributable to Company's common stockholders	$(90,035)
Net loss attributable to Company's common stockholders per share (basic)	$(0.99)
Undepreciated loss (1)	$(81,321)
Undepreciated loss per common share (1)	$(0.89)
Comprehensive loss attributable to Company's common stockholders	$(88,069)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.97)
Yield on average interest earning assets (1) (2)	6.14%
Interest income	$258,660
Interest expense	$192,134
Net interest income	$66,526
Net interest spread (1) (3)	0.74%
Book value per common share at the end of the period	$11.31
Adjusted book value per common share at the end of the period (1)	$12.66
Economic return on book value (4)	(5.73)%
Economic return on adjusted book value (5)	(12.78)%
Dividends per common share	$1.20
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

Key Developments During Full Year 2023

Investing Activities

•Purchased approximately $2.0 billion of Agency RMBS and approximately $620.3 million in residential loans.

•Sold investment securities for approximately $64.7 million in proceeds and residential loans for approximately $25.1 million in proceeds.

•Funded approximately $55.9 million of Mezzanine Lending investments. Received approximately $94.6 million in proceeds from redemptions of Mezzanine Lending investments.

•Sold five multi-family properties held by joint venture equity investments representing total net equity investments of $43.2 million.

•Repurchased $59.9 million par value of our residential loan securitization CDOs for approximately $58.4 million.

•Suspended the marketing of nine multi-family properties held by joint venture equity investments that were in disposal group held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market which resulted in a loss upon reclassification of these investments from disposal group held for sale to held and used of approximately $16.2 million.

•Recognized $89.5 million of impairment losses due to declines in estimated fair value of multi-family properties held by joint venture equity investments in disposal group held for sale driven by wider cap rates and lower net operating income at the properties.

Financing Activities

•Obtained approximately $84.9 million of financing for residential loans through a repurchase agreement with a new counterparty.

•Obtained approximately $74.3 million of financing for single-family rental properties through a repurchase agreement with an existing counterparty.

•Effected a one-for-four reverse stock split of our issued, outstanding and authorized shares of common stock.

•Announced upsize of common stock repurchase program to $246.0 million and authorized preferred stock repurchase program under which the Company may repurchase up to $100.0 million of the Company’s preferred stock.

•Repurchased 937,850 shares of common stock pursuant to common stock repurchase program for approximately $8.6 million at an average repurchase price of $9.19 per common share and 120,580 shares of preferred stock pursuant to preferred stock repurchase program for approximately $2.4 million at an average repurchase price of $20.29 per preferred share.

Subsequent Developments

•Completed a securitization of business purpose loans, resulting in approximately $223.2 million in net proceeds to us after deducting estimated expenses associated with the transaction. We utilized the net proceeds to repay approximately $136.6 million on outstanding repurchase agreements related to residential loans.

•On February 21, 2024, we announced that our Board of Directors approved extensions of our common stock repurchase program, under which $193.2 million of the approved amount remained available for repurchase, and our preferred stock repurchase program, under which $97.6 million of the approved amount remained available for repurchase. The expiration dates of both stock repurchase programs were extended from March 31, 2024 to March 31, 2025.

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2023 and 2022, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including convertible notes, senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at December 31, 2023 and 2022, respectively (dollar amounts in thousands).

At December 31, 2023:

	Single-Family	Multi-Family	Corporate/Other	Total
Residential loans	$3,084,303	$—	$—	$3,084,303
Consolidated SLST CDOs	(593,737)	—	—	(593,737)
Investment securities available for sale	2,013,817	—	—	2,013,817
Multi-family loans	—	95,792	—	95,792
Equity investments	—	109,962	37,154	147,116
Equity investments in consolidated multi-family properties (1)	—	211,214	—	211,214
Equity investments in disposal group held for sale (2)	—	36,815	—	36,815
Single-family rental properties	151,885	—	—	151,885
Total investment portfolio carrying value	4,656,268	453,783	37,154	5,147,205
Liabilities:
Repurchase agreements	(2,471,113)	—	—	(2,471,113)
Residential loan securitization CDOs	(1,276,780)	—	—	(1,276,780)
Senior unsecured notes	—	—	(98,111)	(98,111)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	139,562	—	175,468	315,030
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(30,062)	—	(30,062)
Other	74,716	(1,352)	(34,921)	38,443
Net Company capital allocated	$1,122,653	$422,369	$34,590	$1,579,612

Company Recourse Leverage Ratio (4)				1.6x
Portfolio Recourse Leverage Ratio (5)				1.5x

(1)Represents the Company's equity investments in consolidated multi-family properties that are not in disposal group held for sale. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated financial statements.
(2)Represents the Company's equity investments in consolidated multi-family properties that are held for sale in disposal group. See "Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated financial statements.
(3)Excludes cash in the amount of $21.3 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $143.5 million is included in the Company's accompanying consolidated balance sheets in other assets.

(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include non-recourse repurchase agreement financing amounting to $149.7 million, Consolidated SLST CDOs amounting to $593.7 million, residential loan securitization CDOs amounting to $1.3 billion and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $1.2 billion as they are non-recourse debt.
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
(3)Excludes cash in the amount of $35.1 million held in the Company's equity investments in consolidated multi-family properties and consolidated equity investments in disposal group held for sale. Restricted cash of $136.2 million is included in the Company's accompanying consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include non-recourse repurchase agreement financing amounting to $291.2 million, Consolidated SLST CDOs amounting to $634.5 million, residential loan securitization CDOs amounting to $1.5 billion and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $1.3 billion as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company’s total stockholders’ equity.

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2023 and 2022, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2023 are greater or less than the results from the year ended December 31, 2022. Unless otherwise specified, references in this section to increases or decreases in 2023 refer to the change in results for the year ended December 31, 2023 when compared to the year ended December 31, 2022. For a discussion related to our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023 and is available on the SEC’s website at www.sec.gov.

The following table presents the main components of our net loss for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022	$ Change
Interest income	$258,660	$258,388	$272
Interest expense	192,134	129,419	62,715
Net interest income	66,526	128,969	(62,443)
Net loss from real estate	(31,302)	(113,579)	82,277
Total other loss	(39,431)	(262,169)	222,738
General and administrative expenses	49,565	52,440	(2,875)
Portfolio operating expenses	23,952	40,888	(16,936)
Loss from operations before income taxes	(77,724)	(340,107)	262,383
Income tax expense	75	542	(467)
Net loss attributable to non-controlling interests	29,134	42,044	(12,910)
Net loss attributable to Company	(48,665)	(298,605)	249,940
Preferred stock dividends	(41,837)	(41,972)	135
Gain on repurchase of preferred stock	467	—	467
Net loss attributable to Company's common stockholders	(90,035)	(340,577)	250,542
Basic loss per common share	$(0.99)	$(3.61)	$2.62
Diluted loss per common share	$(0.99)	$(3.61)	$2.62

Interest Income and Interest Expense

Although our average interest earning assets increased in 2023, our interest income remained relatively flat due to a change in composition of interest earning assets resulting from increased investment in lower-yielding Agency RMBS and continued repayments of higher-yielding business purpose loans and multi-family loans. The decline in net interest income was primarily driven by an increase in interest expense due to increased securitization financings, repurchase agreement financing of our Agency RMBS, residential loan and single-family rental portfolios and an increase in cost of financing due to increases in interest rates.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Income from real estate	$171,774	$141,656	$30,118
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(90,221)	(56,011)	(34,210)
Depreciation expense on operating real estate	(24,620)	(47,179)	22,559
Amortization of lease intangibles related to operating real estate	—	(79,645)	79,645
Other real estate expenses	(88,235)	(72,400)	(15,835)
Total expenses related to real estate	(203,076)	(255,235)	52,159
Net loss from real estate	$(31,302)	$(113,579)	$82,277
The decrease in net loss from real estate in 2023 was primarily due to the full year income and expense impact of joint venture equity investments consolidated in 2022 (net of income and expense decreases resulting from sales of multi-family real estate assets by consolidated joint venture equity investments in disposal group held for sale in 2023), a decrease in amortization expense as a result of lease intangibles being fully amortized during the year ended 2022 and a reduction in depreciation expense due to the application of held for sale accounting to real estate in disposal group held for sale beginning in September 2022. Interest expense on mortgages payable increased in the period despite a reduction in mortgages payable resulting from sales of multi-family real estate assets by consolidated joint venture equity investments in disposal group held for sale in 2023, primarily due to increases in interest rates.

Other (Loss) Income

Realized (Losses) Gains, Net

The following table presents the components of realized (losses) gains, net recognized for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Residential loans	$(12,738)	$8,281	$(21,019)
Investment securities	(14,321)	18,344	(32,665)
Total realized (losses) gains, net	$(27,059)	$26,625	$(53,684)
During the year ended December 31, 2023, we recognized net realized losses of $12.7 million related to our residential loan portfolio, a decrease from 2022, primarily as a result of losses recognized on the sale of certain non-performing loans, fewer loan prepayments and losses incurred on foreclosed properties in 2023. We also recognized net realized losses of $14.3 million primarily attributable to the sales of ABS, CMBS and non-Agency RMBS in 2023.

During the year ended December 31, 2022, we recognized net realized gains of $8.3 million related to our residential loan portfolio, primarily as a result of loan prepayments. We also recognized net realized gains of $18.3 million on the sale of ABS and non-Agency RMBS as part of our strategy to selectively and opportunistically dispose of certain of our investment securities.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Residential loans	$69,790	$(289,670)	$359,460
Consolidated SLST	(10,016)	(32,403)	22,387
Preferred equity and mezzanine loan investments	1,079	(2,673)	3,752
Investment securities	36,343	(22,617)	58,960
Total unrealized gains (losses), net	$97,196	$(347,363)	$444,559

We recognized $97.2 million in net unrealized gains for the year ended December 31, 2023, primarily due to credit spread tightening that impacted the pricing of our residential loans. Net unrealized gains on our investment securities for the year ended December 31, 2023 included unrealized gains recognized on Agency RMBS purchased in 2023.
For the year ended December 31, 2022, we recognized $347.4 million in net unrealized losses, primarily due to credit spread widening and increases in interest rates that impacted the pricing of our credit assets, particularly our residential loans and investment in Consolidated SLST. Net unrealized losses on our investment securities for the year ended December 31, 2022 included a reversal of previously recognized unrealized gains amounting to $15.9 million on ABS that were sold during the year as well as additional unrealized losses on non-Agency RMBS and CMBS due to credit spread widening. Unrealized losses on investment securities for the year ended December 31, 2022 were partially offset by unrealized gains recognized on certain non-Agency IOs during the period as a result of an increase in interest rates.

(Losses) Gains on Derivative Instruments, Net

The following table presents the components of (losses) gains on derivative investments, net for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Unrealized (losses) gains on derivative instruments	$(29,373)	$26,282	$(55,655)
Realized gains on derivative instruments	2,995	924	2,071
Total (losses) gains on derivative instruments, net	$(26,378)	$27,206	$(53,584)

We recognized $26.4 million in net losses on derivative instruments for the year ended December 31, 2023, primarily due to decreases in fair value of swaps entered into during the year and lower valuations of interest rate caps. This was offset by gains realized upon termination of interest rate cap contracts in connection with sales of multi-family properties and repayment of related mortgages payable in our joint venture equity investments in disposal group held for sale.

For the year ended December 31, 2022, we recognized $27.2 million in net gains on derivative instruments primarily due to higher valuations of interest rate caps as a result of increases in interest rates. Total gains on derivative investments in 2022 included realized gains of $0.9 million upon termination of an interest rate cap contract resulting from the sale of a multi-family property and repayment of related mortgage payable in a joint venture equity investment.

Income from Equity Investments

The following table presents the components of income from equity investments for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Preferred return on preferred equity investments accounted for as equity	$19,308	$22,276	$(2,968)
Unrealized gains (losses), net on preferred equity investments accounted for as equity	1,154	(3,606)	4,760
Loss from unconsolidated joint venture equity investments in multi-family properties	(3,291)	(1,430)	(1,861)
Income (loss) from entities that invest in or originate residential properties and loans	614	(2,166)	2,780
Total income from equity investments	$17,785	$15,074	$2,711

Income from equity investments increased during the year ended December 31, 2023, due to net unrealized gains recognized on preferred equity investments accounted for as equity and an equity investment in an entity that originates residential loans. The increase in income from equity investments was offset by a $3.0 million decrease in preferred return on preferred equity investments as a result of investment redemptions in 2023.

Impairment of Real Estate

The following table presents impairment of real estate for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Impairment of real estate	$(89,548)	$(2,449)	$(87,099)

During the year ended December 31, 2023, we recognized impairment losses on certain multi-family real estate assets in disposal group held for sale due to a decrease in the estimated fair value less costs to sell of the real estate assets held by entities in which we have a joint venture equity investment primarily due to widening cap rates and lower net operating income driven, in large part, by higher interest and operating expenses at the properties.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Loss on reclassification of disposal group	$(16,163)	$—	$(16,163)

In December 2023, we suspended the marketing of nine joint venture equity investments that were held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As a result, we determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to their respective categories or equity investments, at fair value, respectively, as of December 31, 2023. Accordingly, we adjusted the carrying value of the long-lived assets in Consolidated VIEs to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized a loss on reclassification of disposal group.

Other Income

The following table presents the components of other income for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$390	$3,950	$(3,560)
Gain on sale of real estate held for sale	4,763	17,132	(12,369)
(Loss) gain on extinguishment of collateralized debt obligations and mortgages payable on real estate	(796)	2,214	(3,010)
Miscellaneous income (loss)	379	(4,558)	4,937
Total other income	$4,736	$18,738	$(14,002)

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.

The net decrease in other income in 2023 is primarily due to a greater amount of gains recognized on the sales of certain multi-family properties during 2022, reduced premiums from early redemptions of preferred equity and mezzanine loan investments in 2023 and losses incurred on extinguishment of mortgages payable by joint venture equity investments in disposal group held for sale partially offset by net gains on repurchased CDOs.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$36,609	$39,689	$(3,080)
Professional fees	4,748	4,771	(23)
Other	8,208	7,980	228
Total general and administrative expenses	$49,565	$52,440	$(2,875)

The decrease in general and administrative expenses in 2023 is primarily related to a net reduction in compensation expense, specifically decreased stock based compensation due to forfeitures and a decrease in incentive bonus compensation.

	For the Years Ended December 31,
	2023	2022	$ Change
Portfolio operating expenses	$23,952	$40,888	$(16,936)

The decrease in portfolio operating expenses in 2023 can be attributed primarily to decreased residential loan purchase activity and decreased net servicing fees due to residential loan portfolio runoff.

Comprehensive Loss
The main components of comprehensive loss for the years ended December 31, 2023 and 2022, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(90,035)	$(340,577)	$250,542
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities
Non-Agency RMBS	144	(3,748)	3,892
Total	144	(3,748)	3,892
Reclassification adjustment for net loss included in net loss	1,822	—	1,822
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,966	(3,748)	5,714
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(88,069)	$(344,325)	$256,256

The changes in other comprehensive income (loss) ("OCI") in 2023 can be attributed primarily to an increase in the fair value of our investment securities, where the fair value option was not elected, as a result of credit spread tightening in 2023. Additionally, previously recognized net unrealized losses reported in OCI were reclassified to net realized losses in relation to the sale of certain investment securities during the year ended December 31, 2023.

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of December 31, 2023, the majority of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2023 (amounts in thousands, except per share):

	Year Ended December 31, 2023
	Amount	Shares	Per Share(1)
Beginning Balance	$1,210,091	91,194	$13.27
Common stock issuance, net (2)	8,825	419
Common stock repurchases	(8,615)	(938)
Preferred stock repurchases	109	—
Balance after share activity	1,210,410	90,675	13.35
Adjustment of redeemable non-controlling interest to estimated redemption value	14,175		0.16
Dividends and dividend equivalents declared	(111,014)		(1.23)
Net change in accumulated other comprehensive loss:
Investment securities available for sale (3)	1,966		0.02
Net loss attributable to Company's common stockholders	(90,035)		(0.99)
Ending Balance	$1,025,502	90,675	$11.31

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2023 are 90,675,403.
(2)Includes amortization of stock based compensation.
(3)The net increase relates to the reclassification of unrealized losses to net loss in relation to the sale of investment securities and unrealized gains on our investment securities resulting from changes in pricing.

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2022 (amounts in thousands, except per share):

	Year Ended December 31, 2022
	Amount	Shares	Per Share(1)
Beginning Balance	$1,783,906	94,851	$18.81
Common stock issuance, net (2)	11,895	500
Preferred stock issuance, net	130	—
Common stock repurchases	(44,399)	(4,157)
Balance after share activity	1,751,532	91,194	19.21
Adjustment of redeemable non-controlling interest to estimated redemption value	(44,237)		(0.49)
Costs associated with non-controlling interest contributions	(26)		—
Dividends and dividend equivalents declared	(152,853)		(1.68)
Net change in accumulated other comprehensive income (loss):
Investment securities available for sale (3)	(3,748)		(0.04)
Net loss attributable to Company's common stockholders	(340,577)		(3.73)
Ending Balance	$1,210,091	91,194	$13.27

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2022 are 91,193,688.
(2)Includes amortization of stock based compensation.
(3)The net decrease relates to unrealized losses on our investment securities resulting from a reduction in pricing.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost, net interest spread, undepreciated (loss) earnings and adjusted book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Annual Report on Form 10-K to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

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

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings, which is included in gains (losses) on derivative instruments, net in the Company's consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

Year Ended December 31, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$220,385	$13,707	$62	$234,154
Adjusted Interest Expense (1)	(142,742)	—	(12,799)	(155,541)
Adjusted Net Interest Income (1)	$77,643	$13,707	$(12,737)	$78,613

Average Interest Earning Assets (3)	$3,692,131	$120,687	$1,264	$3,814,082
Average Interest Bearing Liabilities (4)	$2,684,304	$—	$197,986	$2,882,290

Yield on Average Interest Earning Assets (1) (5)	5.97%	11.36%	4.91%	6.14%
Average Financing Cost (1) (6)	(5.32)%	—	(6.46)%	(5.40)%
Net Interest Spread (1) (7)	0.65%	11.36%	(1.55)%	0.74%

Year Ended December 31, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$213,770	$13,499	$5,974	$233,243
Adjusted Interest Expense (1)	(94,664)	(152)	(9,458)	(104,274)
Adjusted Net Interest Income (1)	$119,106	$13,347	$(3,484)	$128,969

Average Interest Earning Assets (3)	$3,354,923	$135,769	$13,820	$3,504,512
Average Interest Bearing Liabilities (4)	$2,333,020	$5,520	$150,194	$2,488,734

Yield on Average Interest Earning Assets (1) (5)	6.37%	9.94%	43.23%	6.66%
Average Financing Cost (1) (6)	(4.06)%	(2.75)%	(6.30)%	(4.19)%
Net Interest Spread (1) (7)	2.31%	7.19%	36.93%	2.47%

Year Ended December 31, 2021

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$151,931	$19,900	$6,900	$178,731
Adjusted Interest Expense (1)	(33,787)	—	(17,362)	(51,149)
Adjusted Net Interest Income (1)	$118,144	$19,900	$(10,462)	$127,582

Average Interest Earning Assets (3)	$2,559,713	$238,273	$28,025	$2,826,011
Average Interest Bearing Liabilities (4)	$1,039,145	$—	$250,778	$1,289,923

Yield on Average Interest Earning Assets (1) (5)	5.94%	8.35%	24.62%	6.32%
Average Financing Cost (1) (6)	(3.25)%	—	(6.92)%	(3.97)%
Net Interest Spread (1) (7)	2.69%	8.35%	17.70%	2.35%

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
(7)Net Interest Spread is the difference between our Yield on Average Interest Earning Assets and our Average Financing Cost.
(8)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's consolidated financial statements. Our GAAP interest income includes interest income recognized on the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST. Our GAAP interest expense includes interest expense recognized on the Consolidated SLST CDOs that permanently finance the residential loans in Consolidated SLST and are not owned by the Company. We calculate adjusted interest income by reducing our GAAP interest income by the interest expense recognized on the Consolidated SLST CDOs and adjusted interest expense by excluding, among other things, the interest expense recognized on the Consolidated SLST CDOs, thus only including the interest income earned by the SLST securities that are actually owned by the Company in adjusted net interest income.

Our adjusted net interest income decreased in 2023 as compared to the prior year. While adjusted interest income remained relatively flat, our adjusted interest expense increased in 2023, primarily due to additional repurchase agreement and securitization financings and an increase in the cost of financing due to base interest rate movements partially offset by the benefit of our interest rate swaps.

Net interest spread decreased in 2023 due to a combination of a decrease in yield on average interest earning assets and an increase in our cost of financing. The decrease in our yield on average interest earning assets was primarily due to 1) portfolio run-off of higher yielding business purpose loans, 2) an increase in business purpose loans held in non-accrual status, 3) the sale of certain higher yielding ABS in the second half of 2022 and 4) investment in lower yielding Agency RMBS in 2023. The previously described increase in cost of financing combined with the decrease in yield to reduce net interest spread in 2023.

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

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the years ended December 31, 2023, 2022 and 2021, respectively, is presented below (dollar amounts in thousands):

	Years Ended December 31,
	2023				2022				2021
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$244,891	$13,707	$62	$258,660	$238,915	$13,499	$5,974	$258,388	$180,066	$19,900	$6,900	$206,866
GAAP interest expense	(176,890)	—	(15,244)	(192,134)	(119,809)	(152)	(9,458)	(129,419)	(61,922)	—	(17,362)	(79,284)
GAAP total net interest income	$68,001	$13,707	$(15,182)	$66,526	$119,106	$13,347	$(3,484)	$128,969	$118,144	$19,900	$(10,462)	$127,582

GAAP interest income	$244,891	$13,707	$62	$258,660	$238,915	$13,499	$5,974	$258,388	$180,066	$19,900	$6,900	$206,866
Adjusted for:
Consolidated SLST CDO interest expense	(24,506)	—	—	(24,506)	(25,145)	—	—	(25,145)	(28,135)	—	—	(28,135)
Adjusted interest income	$220,385	$13,707	$62	$234,154	$213,770	$13,499	$5,974	$233,243	$151,931	$19,900	$6,900	$178,731

GAAP interest expense	$(176,890)	$—	$(15,244)	$(192,134)	$(119,809)	$(152)	$(9,458)	$(129,419)	$(61,922)	$—	$(17,362)	$(79,284)
Adjusted for:
Consolidated SLST CDO interest expense	24,506	—	—	24,506	25,145	—	—	25,145	28,135	—	—	28,135
Net interest benefit of interest rate swaps	9,642	—	2,445	12,087	—	—	—	—	—	—	—	—
Adjusted interest expense	$(142,742)	$—	$(12,799)	$(155,541)	$(94,664)	$(152)	$(9,458)	$(104,274)	$(33,787)	$—	$(17,362)	$(51,149)

Adjusted net interest income (1)	$77,643	$13,707	$(12,737)	$78,613	$119,106	$13,347	$(3,484)	$128,969	$118,144	$19,900	$(10,462)	$127,582

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

A reconciliation of net (loss) income attributable to Company's common stockholders to undepreciated (loss) earnings for the years ended December 31, 2023, 2022 and 2021, respectively, is presented below (amounts in thousands, except per share data).

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income attributable to Company's common stockholders	$(90,035)	$(340,577)	$144,176
Add:
Depreciation expense on operating real estate	8,714	28,916	4,381
Amortization of lease intangibles related to operating real estate	—	50,083	11,324
Undepreciated (loss) earnings	$(81,321)	$(261,578)	$159,881

Weighted average shares outstanding - basic	91,042	94,322	94,808
Undepreciated (loss) earnings per common share	$(0.89)	$(2.77)	$1.69

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

Additionally, in connection with third party ownership of certain of the non-controlling interests in certain of the Consolidated Real Estate VIEs, we record redeemable non-controlling interests as mezzanine equity on our consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to us at fair value once a year, subject to annual minimum and maximum amount limitations, resulting in an adjustment of the redeemable non-controlling interests to fair value that is accounted for by us as an equity transaction in accordance with GAAP. A key component of the estimation of fair value of the redeemable non-controlling interests is the estimated fair value of the multi-family apartment properties held by the applicable Consolidated Real Estate VIEs. However, because the corresponding real estate assets are not reported at fair value and thus not adjusted to reflect unrealized gains or losses in our consolidated financial statements, the cumulative adjustment of the redeemable non-controlling interests to fair value directly affects our GAAP book value. By excluding the cumulative adjustment of redeemable non-controlling interests to estimated redemption value, adjusted book value more closely aligns the accounting treatment applied to these real estate assets and reflects our joint venture equity investment at its undepreciated basis.

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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of December 31, 2023 and 2022, respectively, is presented below (amounts in thousands, except per share data).

	December 31, 2023	December 31, 2022
Company's stockholders' equity	$1,579,612	$1,767,216
Preferred stock liquidation preference	(554,110)	(557,125)
GAAP book value	1,025,502	1,210,091
Add:
Cumulative depreciation expense on real estate (1)	21,801	31,433
Cumulative amortization of lease intangibles related to real estate (1)	14,897	59,844
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	30,062	44,237
Adjustment of amortized cost liabilities to fair value	55,271	103,066
Adjusted book value	$1,147,533	$1,448,671

Common shares outstanding	90,675	91,194
GAAP book value per common share (2)	$11.31	$13.27
Adjusted book value per common share (3)	$12.66	$15.89

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

As of December 31, 2023 and 2022, we owned 100% of the first loss subordinated securities of Consolidated SLST. Consolidated SLST represents a Freddie Mac-sponsored residential mortgage loan securitization of which we own the first loss subordinated securities and certain IOs. We determined that Consolidated SLST was a VIE and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential loans including their liabilities, income and expenses in our consolidated financial statements.

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

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest and determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest.

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

Balance Sheet Analysis

As of December 31, 2023, we had approximately $7.4 billion of total assets. Included in this amount is approximately $757.8 million of assets held in Consolidated SLST and $1.5 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2022, we had approximately $6.2 billion of total assets. Included in this amount is approximately $830.8 million of assets held in Consolidated SLST and $1.7 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Acquired residential loans	$2,329,443	$2,697,498
Consolidated SLST	754,860	827,582
Total	$3,084,303	$3,525,080

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

The following table details our acquired residential loans by strategy at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,687	$626,316	$601,239	630	60%	5.1%
Performing residential loan strategy	2,803	642,320	548,736	717	62%	4.0%
Business purpose bridge loan strategy	1,720	919,990	896,988	735	65%	9.6%
Business purpose rental loan strategy	1,111	311,663	282,480	749	68%	5.1%
Total	10,321	$2,500,289	$2,329,443

	December 31, 2022
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	5,001	$677,229	$610,595	631	62%	4.9%
Performing residential loan strategy	2,937	682,449	557,665	719	64%	3.9%
Business purpose bridge loan strategy	1,964	1,253,704	1,236,303	732	65%	8.5%
Business purpose rental loan strategy	1,163	329,299	292,935	748	69%	5.1%
Total	11,065	$2,942,681	$2,697,498

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	December 31, 2023	December 31, 2022
50% or less	13.6%	14.6%
>50% - 60%	10.9%	12.3%
>60% - 70%	22.4%	24.4%
>70% - 80%	29.5%	27.9%
>80% - 90%	11.8%	10.0%
>90% - 100%	6.0%	5.5%
> 100%	5.8%	5.3%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2023	December 31, 2022
550 or less	9.1%	8.4%
551 to 600	7.9%	7.3%
601 to 650	8.3%	8.1%
651 to 700	15.6%	16.5%
701 to 750	24.0%	25.6%
751 to 800	28.0%	27.3%
801 and over	7.1%	6.8%
Total	100.0%	100.0%

Current Coupon	December 31, 2023	December 31, 2022
3.00% or less	7.6%	7.4%
3.01% - 4.00%	16.5%	15.8%
4.01% - 5.00%	20.9%	19.8%
5.01% - 6.00%	9.3%	7.9%
6.01% - 7.00%	7.2%	7.7%
7.01% - 8.00%	8.1%	16.4%
8.01% and over	30.4%	25.0%
Total	100.0%	100.0%

Delinquency Status	December 31, 2023	December 31, 2022
Current	88.0%	90.6%
31 – 60 days	2.2%	2.2%
61 – 90 days	1.0%	1.8%
90+ days	8.8%	5.4%
Total	100.0%	100.0%

Origination Year	December 31, 2023	December 31, 2022
2007 or earlier	22.4%	20.6%
2008 - 2016	4.4%	4.1%
2017 - 2019	7.9%	7.8%
2020	7.8%	8.0%
2021	19.3%	26.1%
2022	21.4%	33.4%
2023	16.8%	—
Total	100.0%	100.0%

The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the year ended December 31, 2023. The Company purchased $80.8 million and $260.6 million of residential loans from the entity during the years ended December 31, 2023 and 2022, respectively.

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

Our investment in Consolidated SLST as of December 31, 2023 and 2022 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the securitization with an aggregate net carrying value of $157.2 million and $191.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of December 31, 2023 and 2022, respectively (dollar amounts in thousands, except current average loan size):

	December 31, 2023	December 31, 2022
Current fair value	$754,860	$827,582
Current unpaid principal balance	$892,546	$955,579
Number of loans	5,813	6,160
Current average loan size	$153,543	$155,126
Weighted average original loan term (in months) at purchase	352	351
Weighted average LTV at purchase	68%	68%
Weighted average credit score at purchase	701	703

Current Coupon:
3.00% or less	2.5%	3.0%
3.01% – 4.00%	38.5%	38.0%
4.01% – 5.00%	39.5%	39.3%
5.01% – 6.00%	11.8%	11.9%
6.01% and over	7.7%	7.8%

Delinquency Status:
Current	72.6%	69.5%
31 - 60	12.9%	11.1%
61 - 90	5.0%	4.4%
90+	9.5%	15.0%

Origination Year:
2005 or earlier	31.1%	31.1%
2006	15.7%	15.6%
2007	21.5%	21.4%
2008 or later	31.7%	31.9%

Geographic state concentration (greater than 5.0%):
California	10.7%	10.6%
Florida	10.3%	10.3%
New York	10.0%	9.8%
New Jersey	7.6%	7.4%
Illinois	7.2%	7.2%

Residential Loans and Single-Family Rental Property Financing

Repurchase Agreements

As of December 31, 2023, the Company had repurchase agreements with five third-party financial institutions to fund the purchase of residential loans and single-family rental properties. As of December 31, 2023, the Company's only repurchase agreement exposure where the amount of residential loans and single-family rental properties at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 7.93%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 24 months as of December 31, 2022.
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
(3)Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023. Includes residential loans with an aggregate fair value of $867.0 million as of December 31, 2022.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2023	$559,118	$611,055	$611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

December 31, 2021	397,651	554,784	554,784
September 30, 2021	337,295	335,434	345,620
June 30, 2021	401,466	341,791	506,750
March 31, 2021	441,006	538,632	538,632

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $158.4 million and $315.2 million, respectively, as of December 31, 2023.

The following table summarizes Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of December 31, 2023 (dollar amounts in thousands):

	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (2)
Consolidated SLST (3)	$652,933	$593,737	2.75%	2059
Residential loan securitizations	$1,292,015	$1,276,780	4.00%	2026 - 2062

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

As of December 31, 2023, $399.3 million of the Company's CDOs contained an initial interest rate step-up feature whereby the interest rate increases by 3.00% if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents, ranging from August 2024 to July 2025. Also, as of December 31, 2023, $548.6 million of the Company CDOs contained potential additional interest rate step-ups of 1.00% if the outstanding notes are not redeemed by expected redemption dates ranging from October 2024 to July 2026. As of December 31, 2023, $523.2 million of the Company's CDOs contained a contractual interest rate step-up feature whereby the interest rate increases by either 1.00% or 2.00% at step-up dates, as defined in the respective governing documents, ranging from May 2024 to December 2026.

Investment Securities

At December 31, 2023, our investment securities portfolio included Agency RMBS and non-Agency RMBS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At December 31, 2023, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of December 31, 2023 as compared to December 31, 2022 is primarily due to purchases of Agency RMBS during the period partially offset by sales of non-Agency RMBS, CMBS and ABS during the period and a decrease in the fair value of our first loss subordinated securities that we own in Consolidated SLST.

The following tables summarize our investment securities portfolio as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$1,756,343	$1,761,138	$21,581	$(1,829)	$1,780,890	5.74%	5.64%	$1,602,695
Adjustable rate	149,052	147,460	1,741	—	149,201	5.48%	5.35%	137,084
Interest-only	1,139,828	52,623	6,813	(203)	59,233	0.76%	14.81%	31,657
Total Agency RMBS	3,045,223	1,961,221	30,135	(2,032)	1,989,324	4.34%	5.79%	1,771,436
Non-Agency RMBS
Senior	35	35	—	(4)	31	3.65%	3.60%	—
Subordinated	8,164	7,526	—	(4,281)	3,245	4.61%	7.39%	—
IO	375,563	14,571	6,646	—	21,217	1.63%	27.42%	—
Total Non-Agency RMBS	383,762	22,132	6,646	(4,285)	24,493	1.70%	20.27%	—
Total - AFS	$3,428,985	$1,983,353	$36,781	$(6,317)	$2,013,817	3.64%	6.20%	$1,771,436
Consolidated SLST
Non-Agency RMBS
Subordinated	$238,017	$189,962	$—	$(49,684)	$140,278	4.44%	4.01%	$55,881
IO	139,914	17,937	—	(1,061)	16,876	3.50%	7.43%	—
Total Non-Agency RMBS	377,931	207,899	—	(50,745)	157,154	4.09%	4.32%	55,881
Total - Consolidated SLST	$377,931	$207,899	$—	$(50,745)	$157,154	4.09%	4.32%	$55,881
Total Investment Securities	$3,806,916	$2,191,252	$36,781	$(57,062)	$2,170,971	3.74%	5.80%	$1,827,317

	December 31, 2022
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Non-Agency RMBS
Senior	$41	$41	$—	$(5)	$36	2.74%	2.89%	$—
Mezzanine	30,250	29,325	—	(2,153)	27,172	4.77%	5.58%	—
Subordinated	39,104	28,108	—	(13,282)	14,826	9.38%	8.37%	—
IO	524,726	17,100	9,436	—	26,536	1.44%	20.79%	—
Total Non-Agency RMBS	594,121	74,574	9,436	(15,440)	68,570	2.09%	10.38%	—
CMBS
Mezzanine	26,033	26,033	—	(1,662)	24,371	5.43%	5.42%	—
Subordinated	6,000	6,000	—	(238)	5,762	9.29%	9.29%	—
Total CMBS	32,033	32,033	—	(1,900)	30,133	6.14%	6.13%	—
ABS
Residuals	4	797	59	—	856	—	30.19%	—
Total ABS	4	797	59	—	856	—	30.19%	—
Total - AFS	$626,158	$107,404	$9,495	$(17,340)	$99,559	2.45%	9.33%	$—
Consolidated SLST
Non-Agency RMBS
Subordinated	$256,155	$210,733	$—	$(40,182)	$170,551	4.47%	4.92%	$50,077
IO	149,873	21,528	—	(546)	20,982	3.50%	3.01%	—
Total Non-Agency RMBS	406,028	232,261	—	(40,728)	191,533	4.10%	4.73%	50,077
Total - Consolidated SLST	$406,028	$232,261	$—	$(40,728)	$191,533	4.10%	4.73%	$50,077
Total Investment Securities	$1,032,186	$339,665	$9,495	$(58,068)	$291,092	3.09%	6.19%	$50,077

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

Investment Securities Financing

Repurchase Agreements

As of December 31, 2023, the Company had $1.9 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of December 31, 2023, the Company's only repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 5.34%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2023, 2022 and 2021 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2023	$1,851,577	$1,862,063	$1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

December 31, 2021	—	—	—
September 30, 2021	—	—	—
June 30, 2021	—	—	—
March 31, 2021	—	—	—

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

During the year ended December 31, 2023, the Company reconsidered its evaluation of its variable interest in a VIE that owned a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the VIE and consolidated the VIE into its consolidated financial statements.

As of December 31, 2023, one preferred equity investment was greater than 90 days delinquent. This investment represents 2.2% of the total fair value of our Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	21	$200,034	$200,690	12.40%	4.2
Preferred equity investment in Consolidated VIE (4)	1	11,706	11,732	10.50%	8.0
Total	22	$211,740	$212,422	12.24%	4.4

	December 31, 2022
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	23	$239,780	$242,970	11.98%	3.4
(1)Preferred equity investments in the amounts of $95.8 million and $87.5 million are included in multi-family loans on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively. Preferred equity investments in the amounts of $104.2 million and $152.2 million are included in equity investments on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our consolidated financial statements as of December 31, 2023 is shown below (dollar amounts in thousands):

Cash and cash equivalents	$1,300
Real estate, net	54,439
Lease intangible, net (a)	2,378
Other assets	4,722
Total assets	62,839

Mortgage payable on real estate, net	45,142
Other liabilities	2,403
Total liabilities	47,545

Non-controlling interest in Consolidated VIE	3,588
Preferred equity investment in Consolidated VIE	$11,706

(a)Included in other assets in the accompanying consolidated balance sheets.

Mezzanine Lending Characteristics

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	4	$55,753	26.3%	13.0%	77%	1.27x
Texas	6	42,854	20.2%	10.8%	92%	1.21x
Utah	1	21,970	10.3%	12.0%	68%	N/A	(3)
Arizona	1	17,811	8.4%	14.0%	85%	0.45x	(4)
Tennessee	1	14,525	6.8%	11.0%	90%	1.27x
Other	9	59,509	28.0%	12.5%	83%	1.36x
Total	22	$212,422	100.0%	12.2%	83%	1.24x

	December 31, 2022
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	5	$82,072	33.8%	12.6%	72%	1.35x
Texas	5	43,118	17.7%	11.2%	82%	1.27x
Alabama	2	33,827	13.9%	12.3%	67%	2.23x
Utah	1	20,568	8.5%	12.0%	67%	N/A	(3)
Tennessee	1	13,731	5.7%	11.0%	89%	1.30x
Other	9	49,654	20.4%	11.7%	83%	1.72x
Total	23	$242,970	100.0%	12.0%	77%	1.50x

(1)Represents the weighted average LTV utilizing combined senior and mezzanine loans and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are subject to a senior construction loan agreement.
(3)Not applicable as the underlying property is subject to a senior construction loan agreement.
(4)DSCR for this property affected by low occupancy.

Equity Investments in Multi-Family Entities

The Company owns joint venture equity investments in entities that own multi-family properties. The Company determined that these joint venture entities are VIEs and that the Company is the primary beneficiary of all but two of these VIEs, resulting in consolidation of the VIEs where we are the primary beneficiary, including their assets, liabilities, income and expenses, in our consolidated financial statements in accordance with GAAP. We receive a preferred return and/or pro rata variable distributions from these investments and, in certain cases, management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets.

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs and its unconsolidated multi-family joint venture equity investments to assets and liabilities of disposal group held for sale.

In December 2023, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity were transferred to their respective categories or equity investments, at fair value, respectively, on the accompanying consolidated balance sheets. See Note 9 for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $236.3 million and $388.8 million as of December 31, 2023 and 2022, respectively.

A reconciliation of our net equity investments in consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our consolidated financial statements as of December 31, 2023 and 2022, respectively, is shown below (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$15,612	$21,129
Real estate, net	979,934	543,739
Lease intangible, net (1)	2,378	—
Assets of disposal group held for sale (2)	426,017	1,151,784
Other assets	34,657	13,686
Total assets	$1,458,598	$1,730,338

Mortgages payable on real estate, net (3)	$784,421	$394,707
Liabilities of disposal group held for sale (2)	386,024	883,812
Other liabilities	21,797	10,511
Total liabilities	$1,192,242	$1,289,030

Redeemable non-controlling interest in Consolidated VIEs	$28,061	$63,803
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(30,062)	(44,237)
Non-controlling interest in Consolidated VIEs	17,150	9,040
Non-controlling interest in disposal group held for sale	3,178	23,928
Net equity investment (4)	248,029	388,774
Less: Net equity in preferred equity investment in Consolidated VIE (5)	(11,706)	—
Net equity investment in Consolidated JVs and disposal group held for sale	$236,323	$388,774

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(3)See Note 14 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(4)The Company's net equity investment as of December 31, 2023 consists of $211.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $36.8 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2022 consists of $144.7 million of net equity investments in consolidated multi-family properties and $244.0 million of net equity investments in disposal group held for sale.
(5)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company has invested in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The Company's investment in the amount of $9.0 million was included in assets of disposal group held for sale as of December 31, 2022. The following table summarizes our unconsolidated multi-family joint venture equity investments as of December 31, 2023 (dollar amounts in thousands):

State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$5,720

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of December 31, 2023, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $199.5 million consists of nine joint venture equity investments in multi-family properties and a combined preferred equity and common equity investment in one joint venture entity that do not meet the criteria to be classified as held for sale. One of the joint venture entities has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $28.1 million.
The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of December 31, 2023 and 2022, respectively, are shown below (dollar amounts in thousands):

December 31, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Florida	5	50% - 95%	$56,607	33.4%
Texas	5	70%	$49,727	29.4%
Tennessee	2	65% - 70%	$18,131	10.7%
South Carolina	2	67% - 70%	$13,561	8.0%
Alabama	2	70% - 80%	$11,737	6.9%
Kentucky	1	70%	$10,979	6.5%

December 31, 2022
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	69%	$40,825	40.7%
Tennessee	2	65% - 69%	$15,959	15.9%
Florida	1	49%	$14,075	14.0%
South Carolina	2	67% - 69%	$11,935	11.9%
Kentucky	1	69%	$9,257	9.2%
Alabama	1	69%	$5,812	5.8%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of December 31, 2023.

Market	Property Count	Occupancy %		Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	88.8%		240	$1,718	77.5%
Beaufort, SC	1	92.7%		248	1,538	71.5%
Birmingham, AL	1	95.1%		429	1,329	75.9%
Brandon, FL	1	84.2%		285	1,624	77.8%
Collierville, TN	1	85.8%		324	1,555	86.7%
Columbia, SC	1	96.4%		276	1,172	83.1%
Dallas, TX	2	92.8%		401	1,884	83.1%
Houston, TX	2	93.9%		392	1,184	77.4%
Little Rock, AR	1	97.5%		202	1,317	87.4%
Louisville, KY	1	93.0%		300	1,394	82.5%
Memphis, TN (3)	1	59.9%	(3)	242	1,106	80.0%
Montgomery, AL	1	88.5%		252	990	76.8%
Oklahoma City, OK	2	89.1%		957	775	76.0%
Orlando, FL	1	87.7%		220	1,588	76.4%
San Antonio, TX	2	92.1%		684	1,286	85.2%
St. Petersburg, FL	1	96.6%		326	2,454	71.2%
Tampa, FL	1	83.5%		400	1,740	77.6%
Webster, TX	1	91.0%		366	973	78.2%
Total Count/Average	22	89.8%		6,544	$1,364	78.8%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined senior loan and preferred equity balances and the most recent appraisal.
(3)Property incurred a loss due to fire, affecting occupancy until units are returned to service.

Property Data for Joint Venture Equity Investments in Multi-Family Properties in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of December 31, 2023.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Birmingham, AL	1	92.0%	264	$1,694	66.7%
Brandon, FL	1	78.7%	982	1,497	79.6%
Fort Myers, FL	1	86.7%	338	1,529	78.1%
Kissimmee, FL	1	94.1%	320	1,730	77.7%
Pensacola, FL	1	93.3%	240	1,421	76.2%
Total Count/Average	5	85.5%	2,144	$1,557	77.5%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investments in Entities that Originate Residential Loans

As of December 31, 2023, the Company had an investment in an entity that originates residential loans. The following table summarizes our ownership interest in the entity that originates residential loans as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

		December 31, 2023		December 31, 2022
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	50%	$37,154	—	$27,500
Total			$37,154		$27,500
(1)As of December 31, 2022, the Company had the option to purchase 50% of the issued and outstanding interests of this entity. In February 2023, the Company exercised its option in full related to this investment. In the year ended December 31, 2023, we contributed approximately $9.0 million to this entity. The Company accounts for this investment using the equity method and has elected the fair value option.

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

The Company uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may also enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate we pay or receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements.
The Company may purchase equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price, as well as credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.

Debt

The Company’s debt as of December 31, 2023 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of December 31, 2023, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of December 31, 2023, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 9.46% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$148,134
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	177,697	179,349
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,418	138,650
7.000% Series G Cumulative Redeemable Preferred Stock	71,585	72,218
Common stock	907	912
Additional paid-in capital	2,297,081	2,282,691
Accumulated other comprehensive loss	(4)	(1,970)
Accumulated deficit	(1,253,817)	(1,052,768)
Company's stockholders' equity	$1,579,612	$1,767,216

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending December 31, 2024) and long-term (beyond December 31, 2024) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

Since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. During the year ended December 31, 2023, we began expanding our holdings of Agency RMBS, which is more liquid than many if not all of the investments in our portfolio of credit investments, and have utilized mark-to-market repurchase agreement financing to fund that expansion. As of December 31, 2023, the Company’s portfolio recourse leverage ratio of 1.5x, remains low relative to historical levels. As of December 31, 2023, only 58% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 45% collateralized by Agency RMBS and 13% collateralized by residential credit assets. The remaining 42% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At December 31, 2023, we had $171.5 million of available cash and cash equivalents (excluding cash and cash equivalents held by consolidated multi-family properties not in disposal group held for sale), $170.6 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $169.2 million of unencumbered residential loans.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. With respect to the multi-family properties in which we hold joint venture equity investments, the properties are encumbered by a senior mortgage loan. The type and terms of the ultimate financing used by us depends on the asset being financed and the financing available at the time of the financing. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in our short-term repurchase agreement financing and MBS markets during that time, we have placed a greater emphasis on procuring longer-termed and/or more committed financing arrangements for our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Although we expect our leverage to move higher as we expand our holding of Agency RMBS with the aid of short-term mark-to-market repurchase agreement financing, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio.

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

Cash Flows and Liquidity for the Year Ended December 31, 2023

During the year ended December 31, 2023, net cash, cash equivalents and restricted cash decreased by $50.3 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $30.0 million during the year ended December 31, 2023. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate and loss on reclassification of disposal group).

Cash Flows from Investing Activities

During the year ended December 31, 2023, our net cash flows used in investing activities were $1.2 billion, primarily as a result of purchases of investment securities and residential loans, the funding of multi-family preferred equity investments, capital expenditures on real estate and net variation margin paid for derivative instruments. This was partially offset by principal repayments received on residential loans, investment securities and multi-family loans, net proceeds from the sale of real estate held in Consolidated VIEs, return of capital from equity investments, proceeds from the sale of investment securities and residential loans and net payments received from derivative instruments.

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

Cash Flows from Financing Activities

During the year ended December 31, 2023, our net cash flows provided by financing activities were $1.1 billion. The main sources of cash flows from financing activities were proceeds from repurchase agreements related to our investment securities, residential loans and single-family rental properties. This was partially offset by paydowns on CDOs, payments made on mortgages payable on real estate, dividend payments on both common and preferred stock and repurchases of shares of common and preferred stock.

Liquidity – Financing Arrangements

As of December 31, 2023, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At December 31, 2023, we had longer-term repurchase agreements with terms of up to two years with multiple third-party financial institutions that are secured by certain of our residential loans and single-family rental properties. The outstanding financing under three of these repurchase agreements is subject to margin calls to the extent the market value of the collateral falls below specified levels. We have entered into or amended repurchase agreements with three new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of December 31, 2023, we had an aggregate amount at risk under our residential loan and single-family rental property repurchase agreements of approximately $194.0 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of December 31, 2023, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of December 31, 2023, we had $171.5 million included in cash and cash equivalents and $170.6 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of December 31, 2023 included $75.3 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $95.3 million of Agency RMBS.

At December 31, 2023, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes. The Company's Senior Unsecured Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

At December 31, 2023, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.3 billion. We had ten Company-sponsored securitizations with CDOs outstanding as of December 31, 2023. See Note 13 to our consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property. As of December 31, 2023, one of the joint venture equity investments is one month delinquent on its senior mortgage loan in the amount of $195.6 million as a result of increasing interest rates. The Company is not exposed to risk of loss outside of its common equity investment in the joint venture as the senior mortgage loan is non-recourse.

As of December 31, 2023, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 1.6 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate. As of December 31, 2023, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders’ equity, was approximately 1.5 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments. The joint venture entities that own the multi-family properties will be required to enter into new interest rate cap contracts upon their expiration and may require the Company to contribute additional capital to the respective joint venture.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the year ended December 31, 2023.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which is currently set to expire on March 31, 2025, allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the year ended December 31, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 68,348 shares of Series E Preferred Stock, 9,791 shares of Series F Preferred Stock and 26,264 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $2.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $20.29 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.5 million during the year ended December 31, 2023. As of December 31, 2023, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. During the year ended December 31, 2023, the Company repurchased 937,850 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $8.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.19 per common share. As of December 31, 2023, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program is currently set to expire on March 31, 2025.

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

Summary of Material Contractual Obligations

The Company had the following material contractual obligations at December 31, 2023 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Repurchase agreements (1)	$2,299,226	$243,331	$—	$—	$2,542,557
Subordinated debentures (1)	4,314	8,606	8,617	73,024	94,561
Senior unsecured notes (1)	5,750	108,625	—	—	114,375
Interest rate swaps (1)	906	1,811	1,688	3,258	7,663
Total contractual obligations (2)	$2,310,196	$362,373	$10,305	$76,282	$2,759,156

(1)Amounts include projected interest payments during the period. Projected interest payments are based on interest rates in effect and outstanding balances as of December 31, 2023.
(2)We exclude our CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans held in securitization trusts. See Note 13 in the Notes to Consolidated Financial Statements for further information regarding our CDOs. We also exclude mortgages payable on real estate as they are non-recourse debt for which we have no obligation for repayment. See Note 14 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary or tax policies, domestic and international economic conditions, including inflation and deflation and political or regulatory matters beyond our control. Changes in interest rates affect, among other things, the value of the assets we manage and hold in our investment portfolio and the variable-rate borrowings and floating-rate preferred stock we use or issue to fund our operations and portfolio. Changes in interest rates also affect the interest rate swaps and caps, TBAs and other securities or instruments we may use to hedge our portfolio. As a result, our net interest income and adjusted net interest income are particularly affected by changes in interest rates.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. Certain of our consolidated multi-family properties with variable-rate mortgages payable have entered into interest rate cap contracts as required by the respective mortgage loan agreements. The Company also has an interest rate cap contract related to a repurchase agreement for residential loans, as required by the counterparty.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on adjusted net interest income based on our assets and liabilities as of December 31, 2023 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(50,224)
+100	$(25,101)
-100	$25,043
-200	$49,993

(1)Represents a non-GAAP financial measure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Annual Report on Form 10-K for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of December 31, 2023. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
While this table reflects the estimated impact of interest rate changes on the static portfolio, we actively manage our portfolio and continuously make adjustments to the size and composition of our asset and derivative hedge portfolios and interest-bearing liabilities. Actual results could differ significantly from those estimated in the table.

Interest rate changes may also impact our GAAP book value and adjusted book value as many of our assets and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes may be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline.

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022 and in 2023. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including residential loans, non-Agency RMBS, preferred equity and mezzanine loan and joint venture equity investments, due to borrower defaults or defaults by our operating partners in their payment obligations to us. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit our exposure to defaults.

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

Current inflationary pressures have caused, and a possible economic recession in the U.S. in the near future may cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income and adjusted net interest income from multi-family loans, residential loans and our RMBS investments and rental income and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

Investments in non-Agency RMBS, CMBS and ABS contain credit risk. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our Mezzanine Lending and equity investments in owners of multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us or other investors or lenders. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of December 31, 2023 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value and net duration changes of our portfolio as of December 31, 2023, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates. Net duration is the sensitivity of our portfolio to changes in interest rates and we estimate duration using management's assumptions.

This analysis also takes into consideration the value of options embedded in certain of our assets including constraints on the re-pricing of the interest rate of assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, credit conditions, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Net Duration (1)
(basis points)	(dollar amounts in thousands)
+200	$(153,356)	2.5
+100	$(49,587)	2.6
Base		2.2
-100	$98,457	1.7
-200	$149,344	1.5
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2024 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.

See the accompanying Index to Financial Statement Schedule on Page F-1.

(b)Exhibits.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit	Description
3.1
Articles of Amendment and Restatement of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

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

4.7	Indenture, dated as of April 27, 2021, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

4.8	Form of 5.75% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2021).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.9	Description of the Company’s securities under Section 12 of the Exchange Act.*

10.1	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).†

10.2
Amendment No. 1 to the New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2019).†

10.3
Amendment No. 2 to the New York Mortgage Trust, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2021).†

10.4
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).†

10.5
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).†

10.6
Employment Agreement, dated as of December 23, 2021, between the Company and Jason T. Serrano (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021).†

10.7
Employment Agreement, dated as of February 1, 2022, between the Company and Kristine R. Nario-Eng (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).†

10.8
Employment Agreement, dated as of December 13, 2022, between the Company and Nicholas Mah (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2022).†

10.9
The Company’s 2018 Annual Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018).†

10.10
The Company's Amended and Restated 2019 Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2019).†

10.11
Form of 2019 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2019).†

10.12
The Company’s 2020 Annual Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).†

10.13
Form of 2020 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).†

10.14
Form of 2020 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).†

10.15
Form of Restricted Stock Award Agreement for Employees (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020).†

10.16
Form of 2021 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).†

10.17
Form of 2021 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).†

10.18	The Company’s 2021 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).†

10.19
Form of 2022 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.20
Form of 2022 Performance Stock Unit Award Agreement(Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.21
Form of 2022 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.22
The Company’s 2022 Annual Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.23
Form of 2023 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023).†

10.24
Form of 2023 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.25
Form of 2023 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.26	The Company’s 2023 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.27
Separation and Consulting Agreement, dated as of April 26, 2023, by and between the Company and Nathan R. Reese (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.28	Form of 2024 Restricted Stock Award Agreement.*†

10.29	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).†

10.30	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).†

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.*†

99.1	Equity Distribution Agreement, dated August 10, 2021, by and between the Company and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

99.2	Equity Distribution Agreement, dated March 29, 2019, by and between the Company and JonesTrading Institutional Services LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

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

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 23, 2024	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	February 23, 2024	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Serrano	Chief Executive Officer and Director	February 23, 2024
Jason T. Serrano	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 23, 2024
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Steven R. Mumma	Chairman of the Board	February 23, 2024
Steven R. Mumma

/s/ Eugenia R. Cheng	Director	February 23, 2024
Eugenia R. Cheng

/s/ Michael B. Clement	Director	February 23, 2024
Michael B. Clement

/s/ Audrey E. Greenberg	Director	February 23, 2024
Audrey E. Greenberg

/s/ Steven G. Norcutt	Director	February 23, 2024
Steven G. Norcutt

/s/ Lisa A. Pendergast	Director	February 23, 2024
Lisa A. Pendergast

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2023

F-1

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024 expressed an unqualified opinion.

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

The principal considerations for our determination that the fair value measurement of Residential Loans was a critical audit matter are that the assets are priced using unobservable inputs. As such, the fair value measurement requires management to make complex judgments in order to identify and select the appropriate model and significant assumptions, which may include forecast prepayment rates, default rates, discount rates and rates for loss upon default, collateral values and collateral disposal costs. In addition, the fair value measurements of Residential Loans are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor subjectivity.

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

The principal considerations for our determination that the fair value measurement of the SLST Investments is a critical audit matter are that there is limited observable market data available for these SLST Investments. As such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions, which may include the discount rate, prepayment rate, default rate and loss severity. In addition, the fair value measurements of the SLST Investments are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor subjectivity.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 23, 2024

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Residential loans, at fair value	$3,084,303	$3,525,080
Investment securities available for sale, at fair value	2,013,817	99,559
Multi-family loans, at fair value	95,792	87,534
Equity investments, at fair value	147,116	179,746
Cash and cash equivalents	187,107	244,718
Real estate, net	1,131,819	692,968
Assets of disposal group held for sale	426,017	1,151,784
Other assets	315,357	259,356
Total Assets (1)	$7,401,328	$6,240,745
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$2,471,113	$737,023
Collateralized debt obligations ($593,737 at fair value and $1,276,780 at amortized cost, net as of December 31, 2023 and $634,495 at fair value and $1,468,222 at amortized cost, net as of December 31, 2022)	1,870,517	2,102,717
Senior unsecured notes	98,111	97,384
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	784,421	394,707
Liabilities of disposal group held for sale	386,024	883,812
Other liabilities	118,016	115,991
Total liabilities (1)	5,773,202	4,376,634

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	28,061	63,803

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,164,414 and 22,284,994 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively ($554,110 and $557,125 aggregate liquidation preference as of December 31, 2023 and December 31, 2022, respectively)	535,445	538,351
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,675,403 and 91,193,688 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	907	912
Additional paid-in capital	2,297,081	2,282,691
Accumulated other comprehensive loss	(4)	(1,970)
Accumulated deficit	(1,253,817)	(1,052,768)
Company's stockholders' equity	1,579,612	1,767,216
Non-controlling interests	20,453	33,092
Total equity	1,600,065	1,800,308
Total Liabilities and Equity	$7,401,328	$6,240,745
(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2023 and December 31, 2022, assets of consolidated VIEs totaled $3,816,777 and $4,261,097, respectively, and the liabilities of consolidated VIEs totaled $3,076,818 and $3,403,257, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
NET INTEREST INCOME:
Interest income	$258,660	$258,388	$206,866
Interest expense	192,134	129,419	79,284
Total net interest income	66,526	128,969	127,582

NET LOSS FROM REAL ESTATE:
Rental income	141,057	126,293	14,303
Other real estate income	30,717	15,363	927
Total income from real estate	171,774	141,656	15,230
Interest expense, mortgages payable on real estate	90,221	56,011	3,964
Depreciation and amortization	24,620	126,824	19,250
Other real estate expenses	88,235	72,400	9,599
Total expenses related to real estate	203,076	255,235	32,813
Total net loss from real estate	(31,302)	(113,579)	(17,583)

OTHER (LOSS) INCOME:
Realized (losses) gains, net	(27,059)	26,625	21,451
Unrealized gains (losses), net	97,196	(347,363)	95,649
(Losses) gains on derivative instruments, net	(26,378)	27,206	—
Income from equity investments	17,785	15,074	33,896
Impairment of real estate	(89,548)	(2,449)	—
Loss on reclassification of disposal group	(16,163)	—	—
Other income	4,736	18,738	5,515
Total other (loss) income	(39,431)	(262,169)	156,511

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	49,565	52,440	48,908
Portfolio operating expenses	23,952	40,888	26,668
Total general, administrative and operating expenses	73,517	93,328	75,576

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(77,724)	(340,107)	190,934
Income tax expense	75	542	2,458

NET (LOSS) INCOME	(77,799)	(340,649)	188,476
Net loss attributable to non-controlling interests	29,134	42,044	4,724
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(48,665)	(298,605)	193,200
Preferred stock dividends	(41,837)	(41,972)	(42,859)
Gain on repurchase of preferred stock	467	—	—
Preferred stock redemption charge	—	—	(6,165)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(90,035)	$(340,577)	$144,176

Basic (loss) earnings per common share	$(0.99)	$(3.61)	$1.52
Diluted (loss) earnings per common share	$(0.99)	$(3.61)	$1.51
Weighted average shares outstanding-basic	91,042	94,322	94,808
Weighted average shares outstanding-diluted	91,042	94,322	95,242

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(90,035)	$(340,577)	$144,176
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	144	(3,748)	4,749
Reclassification adjustment for net loss (gain) included in net (loss) income	1,822	—	(3,965)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,966	(3,748)	784
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(88,069)	$(344,325)	$144,960

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2020	$945	$504,765	$2,345,766	$(551,268)	$994	$2,301,202	$6,371	$2,307,573
Net income (loss) ($(704) allocated to redeemable non-controlling interest)	—	—	—	193,200	—	193,200	(4,020)	189,180
Preferred stock issuance, net	—	210,738	—	—	—	210,738	—	210,738
Preferred stock redemption	—	(177,282)	—	(6,165)	—	(183,447)	—	(183,447)
Stock based compensation expense, net	4	—	10,235	—	—	10,239	—	10,239
Dividends declared on common stock	—	—	—	(151,749)	—	(151,749)	—	(151,749)
Dividends declared on preferred stock	—	—	—	(42,859)	—	(42,859)	—	(42,859)
Dividends attributable to dividend equivalents	—	—	—	(497)	—	(497)	—	(497)
Reclassification adjustment for net gain included in net income	—	—	—	—	(3,965)	(3,965)	—	(3,965)
Increase in fair value of available for sale securities	—	—	—	—	4,749	4,749	—	4,749
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	25,509	25,509
Decrease in non-controlling interest related to redemptions by and distributions from Consolidated VIEs	—	—	3,420	—	—	3,420	(3,501)	(81)
Balance, December 31, 2021	$949	$538,221	$2,359,421	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(38,190) allocated to redeemable non-controlling interest)	$—	$—	$—	$(298,605)	$—	$(298,605)	$(3,854)	$(302,459)
Preferred stock issuance, net	—	130	—	—	—	130	—	130
Common stock repurchases	(42)	—	(44,357)	—	—	(44,399)	—	(44,399)
Stock based compensation expense, net	5	—	11,890	—	—	11,895	—	11,895
Dividends declared on common stock	—	—	—	(150,232)	—	(150,232)	—	(150,232)
Dividends declared on preferred stock	—	—	—	(41,972)	—	(41,972)	—	(41,972)
Dividends attributable to dividend equivalents	—	—	—	(2,621)	—	(2,621)	—	(2,621)
Decrease in fair value of available for sale securities	—	—	—	—	(3,748)	(3,748)	—	(3,748)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293

Contributions from non-controlling interests	—	—	(26)	—	—	(26)	505	479
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(4,211)	(4,211)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(44,237)	—	—	(44,237)	—	(44,237)
Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net loss ($(17,067) allocated to redeemable non-controlling interest)	$—	$—	$—	$(48,665)	$—	$(48,665)	$(12,067)	$(60,732)
Common stock repurchases	(9)	—	(8,606)	—	—	(8,615)	—	(8,615)
Preferred stock repurchases	—	(2,906)	—	467	—	(2,439)	—	(2,439)
Stock based compensation expense, net	4	—	8,821	—	—	8,825	—	8,825
Dividends declared on common stock	—	—	—	(109,279)	—	(109,279)	—	(109,279)
Dividends declared on preferred stock	—	—	—	(41,837)	—	(41,837)	—	(41,837)
Dividends attributable to dividend equivalents	—	—	—	(1,735)	—	(1,735)	—	(1,735)
Reclassification adjustment for net loss included in net loss	—	—	—	—	1,822	1,822	—	1,822
Increase in fair value of available for sale securities	—	—	—	—	144	144	—	144
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	3,790	3,790
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	997	997
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(5,359)	(5,359)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	14,175	—	—	14,175	—	14,175
Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(77,799)	$(340,649)	$188,476
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization	27,500	26,137	32,136
Depreciation and amortization expense related to operating real estate	24,620	126,824	19,250
Realized losses (gains), net	27,059	(26,625)	(21,451)
Unrealized (gains) losses, net	(97,196)	347,363	(95,649)
Losses (gains) on derivative investments, net	26,378	(27,206)	—
(Gain) loss on sale of real estate	(4,763)	(17,132)	157
Impairment of real estate	89,548	2,449	—
Loss on reclassification of disposal group	16,163	—	—
Loss (gain) on extinguishment of collateralized debt obligations and mortgages payable on real estate	796	(2,214)	1,583
Income from preferred equity, mezzanine loan and equity investments	(28,774)	(30,162)	(54,507)
Distributions of income from preferred equity, mezzanine loan and equity investments	26,076	49,832	62,375
Stock based compensation expense, net	8,825	11,895	10,239
Cash reclassified to assets of disposal group held for sale	8,267	(13,944)	—
Changes in operating assets and liabilities	(16,747)	(14,785)	(3,697)
Net cash provided by operating activities	29,953	91,783	138,912

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	64,690	85,437	432,585
Principal paydowns received on investment securities	56,459	24,680	143,996
Purchases of investment securities	(2,014,385)	(24,879)	(53,711)
Principal repayments received on residential loans	1,062,247	1,361,040	1,063,267
Proceeds from sales of residential loans	25,144	—	77,127
Purchases of residential loans	(612,784)	(1,738,474)	(1,581,094)
Principal repayments received on preferred equity and mezzanine loan investments	8,460	29,050	78,190
Return of capital from equity investments	74,275	60,055	123,138
Funding of preferred equity, mezzanine loan and equity investments	(52,400)	(28,086)	(145,143)
Funding of joint venture investments in Consolidated VIEs	—	(177,570)	(261,162)
Net variation margin paid for derivative instruments	(27,447)	—	—
Net payments received from derivative instruments	24,215	1,881	—
Cash received from initial consolidation of VIEs	102	6,897	27,907
Net proceeds from sale of real estate	221,968	100,666	8,108
Purchases of and capital expenditures on real estate	(50,412)	(209,372)	(46,059)
Purchases of other assets	(63)	(100)	(98)
Net cash used in investing activities	(1,219,931)	(508,775)	(132,949)

Cash Flows from Financing Activities:
Net proceeds from repurchase agreements	1,730,366	179,033	146,852
Proceeds from issuance of senior unsecured notes, net	—	—	96,267
Proceeds from issuance of collateralized debt obligations, net	—	969,986	433,241
Repurchases of common stock	(8,615)	(44,399)	—
Preferred stock issuance, net	—	—	210,738
Repurchases of preferred stock	(2,439)	—	—
Redemption of preferred stock	—	—	(183,447)
Dividends paid on common stock and dividend equivalents	(128,801)	(151,753)	(151,616)
Dividends paid on preferred stock	(41,894)	(41,404)	(43,232)
Repayment of convertible notes	—	(138,000)	—
Net distributions to non-controlling interests in Consolidated VIEs	(8,377)	(10,815)	(81)
Redemptions of redeemable non-controlling interest in Consolidated VIE	(485)	(2,015)	—

Payments made on and extinguishment of collateralized debt obligations	(204,649)	(188,914)	(323,045)
Payments made on Consolidated SLST CDOs	(46,476)	(114,847)	(160,762)
Net (payments made on) proceeds received from mortgages payable on real estate	(148,948)	3,197	2,493
Net cash provided by financing activities	1,139,682	460,069	27,408
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(50,296)	43,077	33,371
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	380,938	337,861	304,490
Cash, Cash Equivalents and Restricted Cash - End of Period	$330,642	$380,938	$337,861

Supplemental Disclosure:
Cash paid for interest	$249,854	$161,251	$71,913
Cash paid for income taxes	$225	$2,674	$296

Non-Cash Investment Activities:
Consolidation of real estate held in Consolidated VIEs	$54,439	$664,437	$926,756
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$45,142	$524,217	$669,647
Transfer from residential loans to real estate owned	$42,485	$18,858	$4,133

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$21,716	$39,503	$38,404
Dividends declared on preferred stock to be paid in subsequent period	$10,435	$10,493	$9,924
Redemption of non-controlling interest by Consolidated VIE	$—	$—	$3,420

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$187,107	$244,718	$289,602
Restricted cash included in other assets	143,535	136,220	48,259
Total cash, cash equivalents, and restricted cash	$330,642	$380,938	$337,861

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

1. Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is an internally-managed real estate investment trust ("REIT") in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest spread and capital gains from a diversified investment portfolio. Our investment portfolio includes credit sensitive single-family and multi-family assets, as well as more traditional types of fixed-income investments that provide coupon income, such as Agency RMBS.

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
“Consolidated SLST” refers to a Freddie Mac-sponsored residential loan securitization, comprised of seasoned re-performing and non-performing residential loans, of which we own the first loss subordinated securities and certain IOs that we consolidate in our financial statements in accordance with GAAP; and
“SOFR” refers to Secured Overnight Funding Rate.

Basis of Presentation – On March 9, 2023, the Company effected a one-for-four reverse stock split of its issued, outstanding and authorized shares of common stock (the "Reverse Stock Split"). Accordingly, all common share and per common share data for all periods presented in these consolidated financial statements and notes thereto have been adjusted on a retroactive basis to reflect the impact of the Reverse Stock Split.

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

Additionally, prior period disclosures have been conformed to the current period presentation of net loss from real estate. Beginning in the third quarter of 2023, the components of net loss from real estate, inclusive of rental income and other real estate income and interest expense, mortgages payable on real estate, depreciation and amortization and other real estate expenses, are presented as total net loss from real estate on the Company's consolidated statements of operations. Previously, rental income, other real estate income and total income from real estate was presented in other income (loss) and interest expense, mortgages payable on real estate, depreciation and amortization, other real estate expenses and total expenses related to real estate were presented in general, administrative and operating expenses on the Company's consolidated statements of operations. Prior to the fourth quarter of 2022, interest expense, mortgages payable on real estate was presented in interest expense and net interest income on the Company's consolidated statements of operations.

Also beginning in the third quarter of 2023, unrealized gains (losses) and realized gains (losses) on derivative instruments are presented in gains (losses) on derivative instruments, net on the Company's consolidated statements of operations. Previously, unrealized gains (losses) on derivative instruments were presented in unrealized gains (losses), net and realized gains (losses) on derivative instruments were presented in realized gains (losses), net on the Company's consolidated statements of operations.

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

Residential Loans – The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans and business purpose loans are presented at fair value on the accompanying consolidated balance sheets pursuant to a fair value option election in accordance with ASC 825, Financial Instruments (“ASC 825”). Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

Residential loans include seasoned re-performing and non-performing residential loans held in a Freddie Mac-sponsored residential loan securitization, of which we own the first loss subordinated securities and certain IOs issued by this securitization, and that we consolidate in our financial statements in accordance with GAAP (“Consolidated SLST”). Based on a number of factors, management determined that the Company was the primary beneficiary of Consolidated SLST and met the criteria for consolidation and, accordingly, has consolidated the securitization, including its assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within Consolidated SLST, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity (“CFE”) using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the related securitization trust is considered a qualifying CFE, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of its residential collateralized debt obligations and the Company's investment in the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

Real estate owned property acquired through, or in lieu of, foreclosure of residential loans is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated cost to sell). Changes in the fair value of a real estate owned property that has a fair value at or below its carrying amount are recorded in other (loss) income on our consolidated statements of operations. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value.

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

Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts associated with Agency RMBS assessed as high credit quality at the time of purchase are amortized or accreted to interest income over the estimated life of these investment securities using the effective yield method.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at fair value. The Company elected the fair value option for its preferred equity and mezzanine loan investments because the Company determined that such presentation represents the underlying economics of the respective investment. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Fees or expenses related to the multi-family loans are recorded in total other income (loss).

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

Real Estate, Net – Upon the acquisition of real estate properties which do not constitute the definition of a business, the Company records its initial investments in income-producing real estate as asset acquisitions at fair value as of the acquisition date. The purchase price of acquired properties is apportioned to the tangible and identified intangible assets and liabilities, if any, acquired at their respective estimated fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective real estate, its own analysis of recently-acquired and existing comparable properties, property financial results, and other market data. The Company also considers information obtained about the real estate as a result of its due diligence, including marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired. The Company considers the value of acquired in-place leases and utilizes an amortization period that is the average remaining term of the acquired leases.

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

When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. When joint venture investments are identified as held for sale, the Company transfers the related assets and liabilities to assets and liabilities of disposal group held for sale. Real estate held for sale (including real estate in disposal group held for sale) is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment of real estate charge is recorded in the consolidated statements of operations with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

The Company assesses the net fair value of real estate held for sale in each reporting period that the assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the real estate assets held for sale that require an adjustment to the carrying amount are recorded in impairment of real estate in the consolidated statements of operations with an allocation to non-controlling interest in the respective Consolidated VIEs, if any, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell any real estate or joint venture equity investments previously classified as held for sale, the assets and liabilities are reclassified to held and used. Real estate assets that are reclassified are measured at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell the real estate or joint venture equity investment and adjustments, if any, are reported in loss on reclassification of disposal group in the consolidated statements of operations.

Real Estate Sales – The Company accounts for its real estate sales in accordance with ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets ("ASC 610-20"), which applies to sales or transfers to noncustomers of nonfinancial or in substance nonfinancial assets that do not meet the definition of a business. Generally, The Company's sales of real estate would be considered a sale of a nonfinancial asset as defined in ASC 610-20. Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity to which the real estate is transferred and the arrangement meets the criteria to be accounted for as a contract in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Gain or loss on sale of real estate is included in other income (loss) in the consolidated statements of operations with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

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

Derivative Financial Instruments – The Company enters into various types of derivative financial instruments in connection with its risk management activities which are recorded on the accompanying consolidated balance sheets as assets or liabilities at fair value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether they qualify for hedge accounting treatment. The Company elected not to apply hedge accounting for its derivative financial instruments; accordingly, all changes in fair value are reported on the accompanying consolidated statements of operations as gains (losses) on derivative instruments, net.

The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company may enter into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates. All of the Company’s interest rate swaps are cleared through a central clearing house which requires that the Company post an initial margin amount determined by the central clearing house, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by the central clearing house. The exchange of variation margin is treated as a legal settlement of the exposure under the interest rate swap contract, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin is accounted for separate from the interest rate swap asset or liability and classified within restricted cash and included in other assets on the accompanying consolidated balance sheets. Any additional amounts due from or due to counterparties in connection with the Company's interest rate swaps, are included in other assets or other liabilities, respectively, on the accompanying consolidated balance sheets.

The Company also has interest rate cap contracts that limit the cash payments on the indexed portion of the interest rate on a repurchase agreement and certain variable-rate mortgages payable in Consolidated VIEs.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the Company's consolidated statements of cash flows. Realized gains or losses, if any, and unrealized gains or losses, if any, on the Company's derivative instruments are included in the gains (losses) on derivative instruments, net line item within the operating activities section of the consolidated statements of cash flows. Additionally, any changes in amounts due from or due to counterparties in connection with the Company's interest rate swaps are included in the changes in operating assets and liabilities line item of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net payments received from (made on) derivative instruments and net variation margin received (paid) for derivative instruments line items within the investing activities section of the consolidated statements of cash flows.

Repurchase Agreements, Residential Loans – As of December 31, 2023 and 2022, the Company financed a portion of its residential loans through repurchase agreements (see Note 12). Amounts outstanding under the repurchase agreements generally bear interest rates of a specified margin over various tenors of SOFR or an interest rate floor, as applicable per the terms of the agreements. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Repurchase Agreements, Investment Securities – The Company finances certain of its investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over SOFR.

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

Senior Unsecured Notes - On April 27, 2021, the Company issued its 5.75% Senior Notes due 2026 to originate new investments, repay outstanding indebtedness and for general corporate purposes. The Company evaluated the call option feature of these notes for embedded derivatives in accordance with ASC 815 and determined that the call option feature should not be bifurcated from the notes.

Convertible Notes – Prior to December 31, 2021, the Company issued its 6.25% Senior Convertible Notes due 2022 (the “Convertible Notes”) to finance the acquisition of targeted assets and for general working capital purposes. The Company evaluated the conversion features of the Convertible Notes for embedded derivatives in accordance with ASC 815 and determined that the conversion features should not be bifurcated from the notes. The Company redeemed the Convertible Notes at maturity for $138.0 million on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

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

Other Comprehensive Income (Loss) – The Company’s comprehensive income (loss) attributable to the Company’s common stockholders includes net income (loss), the change in fair value of its available for sale securities purchased prior to October 2019, adjusted by realized net gains (losses) reclassified out of accumulated other comprehensive income (loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and charges related to redemptions of the Company's preferred stock, increased for gains on repurchases of preferred stock and increased (decreased) for net loss (income) attributable to non-controlling interest in Consolidated VIEs. See “Investment Securities Available for Sale” for discussion of the reporting of the change in fair value of available for sale securities purchased after September 2019.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2023, 2022 and 2021.

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

The Company has granted Performance Share Units (“PSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the Company’s 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The PSUs are subject to performance-based vesting under the 2017 Plan pursuant to a form of PSU award agreement (the “PSU Agreement”). Vesting of the PSUs will occur after a three-year period based on the Company’s relative total stockholders' return (“TSR”) percentile ranking as compared to an identified performance peer group. The feature in this award constitutes a “market condition” which impacts the amount of compensation expense recognized for these awards. The grant date fair values of PSUs were determined through Monte-Carlo simulation analysis. The PSUs also include dividend equivalent rights (“DERs”) which entitle the holders of vested PSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested PSU to which such DER relates.

The Company has granted Restricted Stock Units (“RSUs”) to the Company's executive officers and certain other employees. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to a service condition, vesting ratably over a three-year period. Upon vesting, each RSU represents the right to receive one share of the Company’s common stock. The RSUs include DERs which entitle the holders of vested RSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested RSU to which such DER relates.

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

Earnings (Loss) Per Share – Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Segment Reporting – ASC 280, Segment Reporting ("ASC 280"), is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects that the adoption of ASU 2023-09 will result in additional income tax disclosures in its notes to consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by ASU 2023-07 as well as existing segment disclosures in accordance with ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects that the adoption of ASU 2023-07 will result in additional disclosures in its notes to consolidated financial statements.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023				December 31, 2022
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$891,283	$892,546	$1,609,006	$3,392,835	$1,152,502	$955,579	$1,790,179	$3,898,260
Discount	(22,667)	(7,418)	(55,709)	(85,794)	(22,179)	(5,815)	(60,745)	(88,739)
Unrealized losses	(41,081)	(130,268)	(51,389)	(222,738)	(48,939)	(122,182)	(113,320)	(284,441)
Carrying value	$827,535	$754,860	$1,501,908	$3,084,303	$1,081,384	$827,582	$1,616,114	$3,525,080

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of December 31, 2023 and 2022 (see Note 12).
(2)The Company invests in first loss subordinated securities and certain IOs issued by a Freddie Mac-sponsored residential loan securitization. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitization and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 13).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 13).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023			2022			2021
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$6,786	$(8,086)	$63,005	$(115,269)	$(124,834)	$(174,401)	$20,403	$(31,128)	$34,932

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

The Company recognized $4.6 million, $10.0 million and $18.8 million of net realized gains on the payoff of residential loans, at fair value during the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized $0.8 million of net realized losses on the sale of residential loans, at fair value during the year ended December 31, 2023. The Company did not sell any residential loans during the year ended December 31, 2022. The Company recognized $1.6 million of net realized gains on the sale of residential loans, at fair value during the year ended December 31, 2021.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of December 31, 2023 and 2022, respectively, are as follows:

	December 31, 2023			December 31, 2022
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	22.4%	10.7%	18.4%	24.3%	10.6%	19.2%
Florida	15.5%	10.3%	11.0%	13.2%	10.3%	10.2%
Texas	8.1%	3.9%	7.1%	7.0%	4.0%	7.3%
New York	7.0%	10.0%	8.5%	8.0%	9.8%	8.6%
New Jersey	4.9%	7.6%	6.0%	6.3%	7.4%	5.6%
Illinois	3.0%	7.2%	3.5%	2.6%	7.2%	3.2%
Washington	4.3%	1.8%	2.7%	5.7%	1.8%	2.9%

The following table presents the fair value and aggregate unpaid principal balance of the Company’s residential loans and residential loans held in securitization trusts in non-accrual status as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
December 31, 2023	$199,485	$220,577	$9,362	$9,948
December 31, 2022	149,076	159,981	8,382	9,132
Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $84.6 million and $143.2 million were 90 days or more delinquent as of December 31, 2023 and 2022, respectively.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825 where changes in fair value are recorded in unrealized gains (losses), net on the Company's consolidated statements of operations. The Company also has investment securities available for sale where the fair value option has not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023				December 31, 2022
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS
Fixed rate
Fannie Mae	$1,084,702	$15,902	$(723)	$1,099,881	$—	$—	$—	$—
Freddie Mac	676,436	5,679	(1,106)	681,009	—	—	—	—
Total Fixed rate	1,761,138	21,581	(1,829)	1,780,890	—	—	—	—
Adjustable rate
Fannie Mae	110,036	1,299	—	111,335	—	—	—	—
Freddie Mac	37,424	442	—	37,866	—	—	—	—
Total Adjustable rate	147,460	1,741	—	149,201	—	—	—	—
Interest-only
Ginnie Mae	52,623	6,813	(203)	59,233	—	—	—	—
Total Interest-only	52,623	6,813	(203)	59,233	—	—	—	—
Total Agency RMBS	1,961,221	30,135	(2,032)	1,989,324	—	—	—	—
Non-Agency RMBS	22,097	6,646	(4,281)	24,462	48,958	9,436	(13,469)	44,925
CMBS	—	—	—	—	32,033	—	(1,900)	30,133
ABS	—	—	—	—	797	59	—	856
Total investment securities available for sale - fair value option	1,983,318	36,781	(6,313)	2,013,786	81,788	9,495	(15,369)	75,914

CECL Securities
Non-Agency RMBS	35	—	(4)	31	25,616	—	(1,971)	23,645
Total investment securities available for sale - CECL Securities	35	—	(4)	31	25,616	—	(1,971)	23,645
Total	$1,983,353	$36,781	$(6,317)	$2,013,817	$107,404	$9,495	$(17,340)	$99,559

Accrued interest receivable for investment securities available for sale in the amount of $9.8 million and $0.4 million as of December 31, 2023 and 2022, respectively, is included in other assets on the Company's consolidated balance sheets.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $36.3 million in net unrealized gains, $22.6 million in net unrealized losses and $15.5 million in net unrealized gains on investment securities available for sale accounted for under the fair value option, respectively.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the years ended December 31, 2023, 2022, and 2021, respectively (dollar amounts in thousands):

	Year Ended December 31, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
CMBS	30,419	—	(1,387)	(1,387)
Non-Agency RMBS	33,676	1,472	(12,644)	(11,172)
Total	$64,690	$1,472	$(14,072)	$(12,600)

	Year Ended December 31, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
ABS	36,215	18,001	—	18,001
U.S. Treasury Securities	24,848	—	(31)	(31)
Total	$85,437	$18,375	$(31)	$18,344

	Year Ended December 31, 2021
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Agency RMBS	$123,622	$—	$(3,480)	$(3,480)
Non-Agency RMBS	176,166	4,923	(854)	4,069
CMBS	132,797	11,083	(452)	10,631
Total	$432,585	$16,006	$(4,786)	$11,220

The Company recognized a write-down of fair value option non-Agency RMBS for a loss of $1.7 million for the year-ended December 31, 2023. The Company did not recognize any write-downs for the year ended December 31, 2022. The Company recognized a write-down of fair value option non-Agency RMBS for a loss of $5.5 million for the year ended December 31, 2021.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 40 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2023 and 2022, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.9 years and 7.6 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2023	December 31, 2022
0 to 5 years	$283,554	$39,655
Over 5 to 10 years	1,727,269	46,558
10+ years	2,994	13,346
Total	$2,013,817	$99,559

Unrealized Losses in Other Comprehensive Income (Loss)

The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2023 and 2022, respectively, and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the years ended December 31, 2023, 2022 and 2021.

The following table presents the Company’s CECL securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

December 31, 2023	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$31	$(4)	$31	$(4)
Total	$—	$—	$31	$(4)	$31	$(4)

December 31, 2022	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)
Total	$23,609	$(1,966)	$36	$(5)	$23,645	$(1,971)

At December 31, 2023, the Company did not intend to sell any of its investment securities available for sale that were in an unrealized loss position, and it was “more likely than not” that the Company would not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

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

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's consolidated statements of operations. Multi-family loans consist of the following as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Investment amount	$95,434	$88,249
Unrealized gains (losses)	358	(715)
Total, at Fair Value	$95,792	$87,534

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.1 million in net unrealized gains, $2.7 million in net unrealized losses and $1.0 million in net unrealized gains on multi-family loans, respectively.
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $0.2 million, $1.0 million, and $2.5 million in premiums resulting from early redemption of multi-family loans, respectively, which are included in other income on the accompanying consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loans in non-accrual status as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023		December 31, 2022
Days Late	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$4,753	$3,363	$4,523	$3,363

The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of December 31, 2023 and 2022, respectively, are as follows:

	December 31, 2023	December 31, 2022
Texas	32.6%	30.1%
Tennessee	15.2%	15.6%
Florida	10.5%	10.9%
Arkansas	9.5%	—
Louisiana	7.5%	7.5%
Alabama	6.7%	7.1%
North Carolina	5.8%	6.1%
Indiana	5.3%	5.7%

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

The following table presents the Company's equity investments as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023		December 31, 2022
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Palms at Cape Coral, LLC	34%	$5,832	34%	$5,429
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	19,703	57%	18,139
Lucie at Tradition Holdings, LLC	70%	19,442	70%	17,576
Syracuse Apartments and Townhomes, LLC	58%	21,642	58%	20,115
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,882	58%	9,277
Tides on 27th Investors, LLC	54%	17,937	—	—
Rapid City RMI JV LLC	50%	9,804	—	—
America Walks at Port St. Lucie, LLC	—	—	62%	29,873
1122 Chicago DE, LLC	—	—	53%	8,276
FF/RMI 20 Midtown, LLC	—	—	51%	27,079
Bighaus, LLC	—	—	42%	16,482
Total - Multi-Family Preferred Equity Ownership Interests		104,242		152,246

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC (1)	70%	1,897	—	—
GWR Gateway Partners, LLC (1)	70%	3,823	—	—
Total - Joint Venture Equity Investments in Multi-Family Properties		5,720		—

Single-Family Equity Ownership Interests
Constructive Loans, LLC (2)	50%	37,154	—	27,500
Total - Single-Family Equity Ownership Interests		37,154		27,500
Total		$147,116		$179,746

(1)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022. During the year ended December 31, 2023, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and returned its equity investments in the joint venture entities to equity investments, at fair value (see Note 9).
(2)The Company exercised its option to purchase 50% of the issued and outstanding interests of this entity during the year ended December 31, 2023. The Company purchased $80.8 million and $260.6 million of residential loans from the entity during the years ended December 31, 2023 and 2022, respectively.

The following table presents income from multi-family preferred equity ownership interests for the years ended December 31, 2023, 2022, and 2021, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying consolidated statements of operations. Income from these investments during the years ended December 31, 2023, 2022 and 2021 includes $1.2 million of net unrealized gains, $3.6 million of net unrealized losses and $0.4 million of net unrealized gains, respectively.

	For the Years Ended December 31,
Investment Name	2023	2022	2021
1122 Chicago DE, LLC	$419	$959	$908
Bighaus, LLC	701	1,852	1,786
FF/RMI 20 Midtown, LLC	3,948	2,904	3,059
Palms at Cape Coral, LLC	751	554	342
America Walks at Port St. Lucie, LLC	2,244	3,140	1,678
EHOF-NYMT Sunset Apartments Preferred, LLC	2,579	1,939	661
Lucie at Tradition Holdings, LLC	2,841	2,008	484
Syracuse Apartments and Townhomes, LLC	2,691	1,816	—
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	1,234	540	—
Tides on 27th Investors, LLC	2,513	—	—
Rapid City RMI JV LLC	541	—	—
Somerset Deerfield Investor, LLC	—	1,944	2,295
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	—	529	585
Walnut Creek Properties Holdings, L.L.C.	—	(153)	1,240
DCP Gold Creek, LLC	—	254	780
Rigsbee Ave Holdings, LLC	—	(174)	1,683
Lurin-RMI, LLC	—	558	931
BBA-EP320 II, L.L.C., BBA-Ten10 II, L.L.C., and Lexington on the Green Apartments, L.L.C. (collectively)	—	—	1,304
Audubon Mezzanine Holdings, L.L.C. (Series A)	—	—	1,251
EP 320 Growth Fund, L.L.C. (Series A) and Turnbury Park Apartments - BC, L.L.C. (Series A) (collectively)	—	—	735
Towers Property Holdings, LLC	—	—	1,192
Mansions Property Holdings, LLC	—	—	1,148
Sabina Montgomery Holdings, LLC - Series B and Oakley Shoals Apartments, LLC - Series A (collectively)	—	—	412
Gen1814, LLC - Series A, Highlands - Mtg. Holdings, LLC - Series A, and Polos at Hudson Investments, LLC - Series A (collectively)	—	—	966
Axis Apartments Holdings, LLC, Arbor-Stratford Holdings II, LLC - Series B, Highlands - Mtg. Holdings, LLC - Series B, Oakley Shoals Apartments, LLC - Series C, and Woodland Park Apartments II, LLC (collectively)	—	—	1,193
Total Income - Multi-Family Preferred Equity Ownership Interests	$20,462	$18,670	$24,633

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.2 million, $2.9 million and $2.8 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, respectively, which are included in other income on the accompanying consolidated statements of operations.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying consolidated statements of operations. The following table presents income (loss) from these investments for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2023	2022	2021
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$614	$(1,750)	$2,750
Morrocroft Neighborhood Stabilization Fund II, LP (2)	—	(416)	6,378
Headlands Asset Management Fund III (Cayman), LP (Headlands Flagship Opportunity Fund Series I) (3)	—	—	(15)
Total Income (Loss) - Single Family Equity Ownership Interests	$614	$(2,166)	$9,113

Joint Venture Equity Investments in Multi-Family Properties (4)
GWR Cedars Partners, LLC	$(823)	$(1,050)	$60
GWR Gateway Partners, LLC	(2,468)	(380)	90
Total (Loss) Income - Joint Venture Equity Investments in Multi-Family Properties	$(3,291)	$(1,430)	$150

(1)Includes net unrealized losses of $5.2 million and $1.8 million and a net unrealized gain of $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)The Company's equity investment was redeemed during the year ended December 31, 2022.
(3)The Company's equity investment was redeemed during the year ended December 31, 2021.
(4)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022. During the year ended December 31, 2023, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and returned its equity investments in the joint venture entities to equity investments, at fair value (see Note 9). Includes net unrealized losses of $3.3 million and $1.4 million for the years ended December 31, 2023, and 2022, respectively, and net unrealized gains of $0.2 million for the year ended December 31, 2021.

Summary combined financial information for the Company’s equity investments as of December 31, 2023 and 2022, respectively, and for the years ended December 31, 2023, 2022, and 2021, respectively, is shown below and includes summary financial information for the Company's joint venture equity investments in multi-family properties that are included in assets of disposal group held for sale as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Balance Sheets:
Real estate, net	$409,078	$553,356
Residential loans	162,060	71,077
Other assets	90,314	38,616
Total assets	$661,452	$663,049

Mortgages payable on real estate, net	$295,451	$301,118
Other liabilities	172,118	120,850
Total liabilities	467,569	421,968
Members' equity	193,883	241,081
Total liabilities and members' equity	$661,452	$663,049

	For the Years Ended December 31,
	2023	2022	2021
Operating Statements: (1)
Rental income	$21,299	$23,237	$87,147
Real estate sales	—	399,783	205,000
Cost of real estate sales	—	(277,740)	(140,800)
Interest income	10,393	5,787	5,285
Realized and unrealized losses, net	—	—	(7,693)
Other income	34,870	21,769	13,636
Operating expenses	(33,883)	(38,921)	(55,031)
Income before debt service and depreciation and amortization	32,679	133,915	107,544
Interest expense	(23,315)	(11,892)	(29,617)
Depreciation and amortization	(14,904)	(14,779)	(37,172)
Net (loss) income	$(5,540)	$107,244	$40,755

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

As of December 31, 2023 and 2022, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a "Financing VIE" and collectively, the "Financing VIEs"). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of December 31, 2023 and 2022. During the year ended December 31, 2021, the Company exercised its right to an optional redemption of its non-Agency RMBS re-securitization and one of its residential loan securitizations with outstanding principal balances of $14.7 million and $203.5 million at the time of redemption, respectively, returned the assets held by the trusts to the Company and recognized $1.6 million of loss on the extinguishment of collateralized debt obligations.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued and certain IOs issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of December 31, 2023 and 2022, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying consolidated financial statements (see Notes 2, 3 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations.

As of December 31, 2023 and 2022, the Consolidated SLST securities owned by the Company had a fair value of $157.2 million and $191.5 million, respectively (see Note 16). The Company’s investments in Consolidated SLST were not included as collateral to any Financing VIE as of December 31, 2023 and 2022.

Consolidated Real Estate VIEs

The Company owns joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, income and expenses of these VIEs in the accompanying consolidated financial statements with non-controlling interests or redeemable non-controlling interests for the third-party ownership of the joint ventures' membership interests. The Company accounted for the initial consolidation of the joint venture equity investments and real estate acquisitions by a Consolidated VIE in accordance with the asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

During the year ended December 31, 2023, the Company reconsidered its evaluation of its variable interest in a VIE that owned a multi-family apartment community and in which the Company holds a preferred equity investment (the "Changeover VIE"). The Company determined that it gained the power to direct the activities, and became primary beneficiary, of the Changeover VIE and consolidated this VIE into its consolidated financial statements.

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

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of the joint venture entities and the Changeover VIE and real estate acquisitions by a Consolidated VIE during the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash (1)	$102	$8,576	$27,907
Operating real estate (1) (2)	54,439	730,988	926,756
Lease intangibles (1) (3)	2,378	41,892	51,970
Other assets (1)	4,722	8,258	32,690
Total assets	61,641	789,714	1,039,323

Mortgages payable on real estate, net (1)	45,142	570,682	669,647
Other liabilities (1)	2,403	4,662	15,914
Total liabilities	47,545	575,344	685,561

Redeemable non-controlling interest (4)	—	—	67,096
Non-controlling interests (5)	3,790	16,293	25,509
Net assets consolidated	$10,306	$198,077	$261,157

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale in the accompanying consolidated balance sheets. In December 2023, the Company suspended the marketing of nine of the 14 remaining joint venture equity investments that were reported in assets and liabilities of disposal group held for sale due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As such, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to their respective categories or equity investments, at fair value, respectively, on the accompanying consolidated balance sheets as of December 31, 2023. See Note 9 for additional information.
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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company’s residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs of as of December 31, 2023 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$15,612	$15,612
Residential loans, at fair value	1,501,908	754,860	—	2,256,768
Real estate, net held in Consolidated VIEs (1)	—	—	979,934	979,934
Assets of disposal group held for sale (2)	—	—	426,017	426,017
Other assets	98,451	2,960	37,035	138,446
Total assets	$1,600,359	$757,820	$1,458,598	$3,816,777

Collateralized debt obligations ($1,276,780 at amortized cost, net and $593,737 at fair value)	$1,276,780	$593,737	$—	$1,870,517
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	784,421	784,421
Liabilities of disposal group held for sale (2)	—	—	386,024	386,024
Other liabilities	8,421	5,638	21,797	35,856
Total liabilities	$1,285,201	$599,375	$1,192,242	$3,076,818
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$28,061	$28,061
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$20,328	$20,328
Net investment (6)	$315,158	$158,445	$217,967	$691,570

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands). The following tables include net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Year Ended December 31,
	2023
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$34,061	$—	$34,061
Interest expense	24,506	—	24,506
Total net interest income	9,555	—	9,555

Income from real estate	—	160,407	160,407
Expenses related to real estate	—	192,018	192,018
Total net loss from real estate	—	(31,611)	(31,611)

Unrealized losses, net	(10,016)	—	(10,016)
Gains on derivative instruments, net	—	4,837	4,837
Impairment of real estate	—	(89,548)	(89,548)
Loss on reclassification of disposal group	—	(16,163)	(16,163)
Other income	—	2,728	2,728
Total other loss	(10,016)	(98,146)	(108,162)

Net loss	(461)	(129,757)	(130,218)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	29,134	29,134
Net loss attributable to Company	$(461)	$(100,623)	$(101,084)

	Year Ended December 31,
	2022
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$36,448	$—	$36,448
Interest expense	25,145	—	25,145
Total net interest income	11,303	—	11,303

Income from real estate	—	134,722	134,722
Expenses related to real estate	—	245,650	245,650
Total net loss from real estate	—	(110,928)	(110,928)

Unrealized losses, net	(32,403)	—	(32,403)
Gains on derivative instruments, net	—	27,230	27,230
Impairment of real estate	—	(2,449)	(2,449)
Other income	—	16,308	16,308
Total other (loss) income	(32,403)	41,089	8,686

Net loss	(21,100)	(69,839)	(90,939)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	42,044	42,044
Net loss attributable to Company	$(21,100)	$(27,795)	$(48,895)

	Year Ended December 31,
	2021
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$40,944	$—	$40,944
Interest expense	28,135	—	28,135
Total net interest income	12,809	—	12,809

Income from real estate	—	12,339	12,339
Expenses related to real estate	—	29,164	29,164
Total net loss from real estate	—	(16,825)	(16,825)

Unrealized gains, net	23,832	—	23,832
Total other income	23,832	—	23,832

Net income (loss)	36,641	(16,825)	19,816
Net loss attributable to non-controlling interest in Consolidated VIEs	—	4,724	4,724
Net income (loss) attributable to Company	$36,641	$(12,101)	$24,540

Redeemable Non-Controlling Interest in Consolidated VIEs

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to the Company at fair value once a year and the sales are subject to annual minimum and maximum amount limitations. During the year ended December 31, 2023, the maximum redeemable amount of non-controlling ownership interest was $11.1 million, of which non-controlling interest holders elected to sell $0.5 million to the Company.

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$63,803	$66,392	—
Initial consolidation of Consolidated VIEs	—	—	67,096
Contributions	6	462	—
Distributions	(4,021)	(7,083)	—
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(17,067)	(38,190)	(704)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	(14,175)	44,237	—
Redemption of redeemable non-controlling interest	(485)	(2,015)	—
Ending balance	$28,061	$63,803	$66,392

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of December 31, 2023 include a weighted average capitalization rate of 5.7% (ranges from 5.3% to 6.5%) and a weighted average discount rate of 14.7% (ranges from 13.6% to 15.6%).

Unconsolidated VIEs

As of December 31, 2023 and 2022, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2023 and 2022, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
Non-Agency RMBS	$—	$24,462	$—	$24,462
Preferred equity investments in multi-family properties	95,792	—	104,242	200,034
Joint venture equity investments in multi-family properties (1)	—	—	5,720	5,720
Maximum exposure	$95,792	$24,462	$109,962	$230,216

	December 31, 2022
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Total
ABS	$—	$856	$—	$—	$856
Non-Agency RMBS	—	29,290	—	—	29,290
Preferred equity investments in multi-family properties	87,534	—	152,246	—	239,780
Joint venture equity investments in multi-family properties (2)	—	—	—	9,010	9,010
Maximum exposure	$87,534	$30,146	$152,246	$9,010	$278,936

(1)Transferred out of assets of disposal group held for sale during the year ended December 31, 2023.
(2)Transferred into assets of disposal group held for sale during the year ended December 31, 2022.

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Land	$137,883	$89,550
Building and improvements	1,020,477	611,102
Furniture, fixture and equipment	38,706	13,540
Real estate	$1,197,066	$714,192
Accumulated depreciation	(65,247)	(21,224)
Real estate, net (1)	$1,131,819	$692,968

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying consolidated balance sheets. In December 2023, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and the associated real estate, net was reclassified to real estate, net on the accompanying consolidated balance sheets. See Note 9 for additional information.

Multi-family Apartment Properties

As of December 31, 2023 and 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the year ended December 31, 2023, the Company became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, the Company consolidated the VIE into its consolidated financial statements (see Note 7).

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

Single-family Rental Properties

As of December 31, 2023 and 2022, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying consolidated balance sheets. The following table presents the components of lease intangibles, net as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Lease intangibles	$54,581	$30,094
Accumulated amortization	(52,203)	(30,094)
Lease intangibles, net	$2,378	$—

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying consolidated balance sheets. In December 2023, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and the associated lease intangibles, net were reclassified to other assets on the accompanying consolidated balance sheets. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Depreciation expense on operating real estate	$24,620	$47,179	$5,662
Amortization of lease intangibles related to operating real estate	—	79,645	13,588
Total depreciation and amortization (1)	$24,620	$126,824	$19,250

(1)Amounts for the years ended December 31, 2022 and 2021 include depreciation and amortization of multi-family properties that have been reclassified to assets held in disposal group held for sale.

The estimated depreciation expense related to operating real estate is as follows (dollar amounts in thousands):

Year Ending December 31,	Depreciation Expense
2024	$45,390
2025	$45,390
2026	$45,271
2027	$40,063
2028	$38,088

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

In December 2023, the Company suspended the marketing of nine of the 14 remaining joint venture equity investments that were reported in assets and liabilities of disposal group held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As such, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to their respective categories or equity investments, at fair value, respectively, on the accompanying consolidated balance sheets as of December 31, 2023. As a result of this transfer, the Company adjusted the carrying value of the long-lived assets in Consolidated VIEs to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $16.2 million loss on reclassification of disposal group. The five remaining joint venture equity investments continue to meet the criteria to be classified as held for sale as of December 31, 2023.

During the year ended December 31, 2023, five of the joint ventures in which the Company held a common equity investment sold their multi-family apartment communities for approximately $219.2 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgages payable in the amount of approximately $173.6 million. The sales generated net gains of approximately $6.0 million and losses on extinguishment of debt of approximately $2.0 million, both of which are primarily included in other income on the accompanying consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $2.2 million, resulting in net gains attributable to the Company's common shareholders of approximately $1.7 million.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents (1)	$5,676	$13,944
Equity investments	—	9,010
Real estate, net (1)	407,834	1,079,942
Other assets (1)	12,507	48,888
Total assets of disposal group held for sale	$426,017	$1,151,784

Mortgages payable on real estate (2)	$378,386	$865,414
Other liabilities	7,638	18,398
Total liabilities of disposal group held for sale (1)	$386,024	$883,812

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.
(2)As of December 31, 2023, one of the joint venture equity investments is one month delinquent on its senior mortgage loan in the amount of $195.6 million as a result of increasing interest rates. The Company is not exposed to risk of loss outside of its common equity investment in the joint venture as the senior mortgage loan is non-recourse.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $3.2 million and $23.9 million as of December 31, 2023 and 2022, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. During the year ended December 31, 2023, the fair value, net of selling costs of the multi-family properties owned by five of the joint venture equity investments, two of which have since been sold, declined to a value less than the properties' net carrying value. Additionally, during the year ended December 31, 2023, the fair value, net of selling costs of the multi-family properties owned by four of the joint venture equity investments that no longer meet the criteria to be classified as held for sale declined to a value less than the properties' net carrying value. During the year ended December 31, 2022, the fair value, net of selling costs of the multi-family properties owned by one of the joint venture equity investments declined to a value less than the properties' net carrying value. Accordingly, the Company recognized net impairments of $89.5 million and $2.4 million in the years ended December 31, 2023 and 2022, respectively, which are included in impairment of real estate on the accompanying consolidated statements of operations. See Note 16 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of December 31, 2023 for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Pretax loss of disposal group held for sale	$(74,574)	$(33,145)	$(9,873)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	6,863	3,483	707
Pretax loss of disposal group attributable to Company's common stockholders	$(67,711)	$(29,662)	$(9,166)

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
Derivatives Not Designated as Hedging Instruments
The Company and the entities that own multi-family properties in which the Company owns joint venture equity investments are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts that limit the indexed portion of the interest rate on the respective related financing to a strike rate based upon various SOFR tenors.
The Company uses interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage its position with regard to its liabilities, the Company may also enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate the Company pays or receives under its swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements.
The Company may purchase equity index put options that gives the Company the right to sell or buy the underlying index at a specified strike price, as well as credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.
The Company did not have any interest rate swap or option transactions in 2022.
The following table summarizes the Company's derivative instruments as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate caps	Other assets	$6,510	$2,473
Total derivative assets (1)		$6,510	$2,473

Interest rate swaps	Other liabilities	$—	$—
Total derivative liabilities		$—	$—
(1)Excludes interest rate cap contracts held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps are cleared through a central clearing house, CME Group Inc. ("CME Clearing"), which is the parent company of the Chicago Mercantile Exchange Inc. CME Clearing serves as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$6,510	$—	$—	$6,510
Interest rate swaps	13,094	(13,094)	—	—
Total derivative assets	$19,604	$(13,094)	$—	$6,510

Derivative liabilities
Interest rate swaps	$(40,541)	$13,094	$27,447	$—
Total derivative liabilities	$(40,541)	$13,094	$27,447	$—

	December 31, 2022
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$2,473	$—	$—	$2,473
Total derivative assets	$2,473	$—	$—	$2,473

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps determined by CME Clearing, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. As of December 31, 2023, an initial margin account balance of approximately $53.5 million and excess margin in the amount of approximately $1.1 million are included in other assets on the accompanying consolidated balance sheets.

The tables below summarize the activity of derivative instruments not designated as hedging instruments for the year ended December 31, 2023 (dollar amounts in thousands):

	Notional Amount For the Year Ended December 31, 2023
Type of Derivative Instrument	December 31, 2022	Additions & Transfers (1)	Terminations	December 31, 2023
Interest rate caps	$140,000	$410,025	$—	$550,025
Options	—	500,206	(500,206)	—
Interest rate swaps	—	2,778,015	—	2,778,015

(1)Includes interest rate caps held by a preferred equity investment in a multi-family property that was consolidated during the year ended December 31, 2023 (see Note 7) and interest rate caps held by certain Consolidated VIEs that were transferred from disposal group held for sale during the year ended December 31, 2023 (see Note 9).

The following tables present the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in gains (losses) on derivative instruments, net in our consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023		2022
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$7,031	$(1,926)	$924	$26,282
Options	(4,036)	—	—	—
Interest rate swaps	—	(27,447)	—	—
Total	$2,995	$(29,373)	$924	$26,282

(1)Includes interest rate caps held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The following table presents information about our interest rate cap contracts related to certain repurchase agreement financing and variable-rate mortgages payable on real estate that are not included in disposal group held for sale as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

December 31, 2023
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgages payable on real estate	2.13%	1.50% - 3.22%	439,025	January 9, 2024 - January 15, 2025

December 31, 2022
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgage payable on real estate	2.00%	2.00%	29,000	April 1, 2024

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2023 (dollar amounts in thousands):

Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,476,370	4.62%	5.33%
2026	214,985	4.19%	5.33%
2028	674,804	4.03%	5.35%
2033	358,806	4.04%	5.34%
Total	$2,724,965	4.36%	5.34%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of December 31, 2023 (dollar amounts in thousands):

Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.29%
2033	43,500	3.64%	5.33%
Total	$53,050	3.61%	5.33%

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

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Restricted cash (1)	$143,535	$136,220
Accrued interest receivable	37,312	34,067
Real estate owned	34,353	18,588
Other assets in consolidated multi-family properties	28,923	13,681
Recoverable advances on residential loans	18,328	13,979
Collections receivable from residential loan servicers	14,956	15,374
Other receivables	12,593	11,357
Operating lease right-of-use assets	6,581	7,831
Derivative assets (2)	6,510	2,473
Deferred tax assets	4,510	2,671
Lease intangibles, net in consolidated multi-family properties	2,378	—
Other	5,378	3,115
Total	$315,357	$259,356

(1)Restricted cash represents cash held by third parties, initial margin for interest rate swap contracts, cash held by the Company's securitization trusts and restricted cash held by consolidated multi-family properties.
(2)Includes derivative assets held in consolidated multi-family properties.

Other Liabilities

The following table presents the components of the Company's other liabilities as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Dividends and dividend equivalents payable	$32,151	$49,996
Accrued interest payable	23,653	10,629
Accrued expenses and other liabilities in consolidated multi-family properties	21,797	10,511
Accrued expenses	11,515	15,576
Operating lease liabilities	7,102	8,383
Unfunded commitments for residential and multi-family investments	6,587	2,950
Deferred revenue	5,469	7,131
Advanced remittances from residential loan servicers	4,332	9,098
Deferred tax liabilities	2,012	394
Other	3,398	1,323
Total	$118,016	$115,991

12. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	December 31, 2023	December 31, 2022
Investment securities	$1,862,063	$50,077
Residential loans	534,754	686,946
Single-family rental properties	74,296	—
Total carrying value	$2,471,113	$737,023

As of December 31, 2023, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP and Bank of America at 7.93% and 5.34%, respectively. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of December 31, 2023, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of December 31, 2023, the Company had $171.5 million included in cash and cash equivalents and $170.6 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at December 31, 2023 (dollar amounts in thousands):

Unencumbered Securities	December 31, 2023
Agency RMBS	$95,272
Non-Agency RMBS (1) (2)	75,280
Total	$170,552

(1)Includes IOs in Consolidated SLST with a fair value of $16.9 million as of December 31, 2023. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $33.9 million as of December 31, 2023. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $169.2 million at December 31, 2023.

Residential Loans and Single-family Rental Properties

The Company has repurchase agreements with five financial institutions to fund the purchase of residential loans and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89
December 31, 2022	$2,030,879	$688,487	$(1,541)	$686,946	$867,033	6.65%	16.69

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $446.8 million, a weighted average rate of 6.77%, and weighted average months to maturity of 24 months as of December 31, 2022.
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
(3)Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023. Includes residential loans with an aggregate fair value of $867.0 million as of December 31, 2022.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with two of the counterparties with an aggregate outstanding balance of $432.0 million as of December 31, 2023 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans and single-family rental properties at December 31, 2023 and 2022 amounted to $3.7 million and $3.6 million, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

The Company, as required by a repurchase agreement with one counterparty, entered into an interest rate cap contract that limits the indexed portion of the interest rate on the related repurchase agreement to a fixed rate (see Note 10).

As of December 31, 2023, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity, as defined in the respective agreements. The Company is in compliance with such covenants as of December 31, 2023 and through the date of this Annual Report on Form 10-K.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of December 31, 2023 and 2022, the Company had amounts outstanding under repurchase agreements with seven counterparties and one counterparty, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$1,771,436	$1,894,052	$1,869,415	$—	$—	$—
Non-Agency RMBS (1) (2)	90,627	182,383	232,997	50,077	170,551	210,733
Balance at end of the period	$1,862,063	$2,076,435	$2,102,412	$50,077	$170,551	$210,733

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $140.3 million and $170.6 million as of December 31, 2023 and 2022, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $42.1 million as of December 31, 2023. Amounts included in amortized cost of collateral pledged for repurchased CDOs represent the current par value of the securities. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of December 31, 2023 and 2022, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 93.4% and 30.0%, respectively, that implies an average "haircut" of 6.6% and 70.0%, respectively. As of December 31, 2023, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS and non-Agency RMBS was approximately 4.7% and 43.7%, respectively.

As of December 31, 2023 and 2022, the average days to maturity for repurchase agreements secured by investment securities were 46 days and 9 days, respectively, and the weighted average interest rates were 5.66% and 5.28%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at December 31, 2023 and 2022 amounted to $13.6 million and $0.6 million, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

Contractual Maturity	December 31, 2023	December 31, 2022
Within 30 days	$505,446	$50,077
Over 30 day to 90 days	1,263,000	—
Over 90 days	93,617	—
Total	$1,862,063	$50,077

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations	1,292,015	1,276,780	4.00%	2026 - 2062
Total collateralized debt obligations	$1,944,948	$1,870,517

	December 31, 2022
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST (4)	$699,408	$634,495	2.75%	2059
Residential loan securitizations	1,498,198	1,468,222	3.54%	2026 - 2062
Total collateralized debt obligations	$2,197,606	$2,102,717

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)As of December 31, 2023 and 2022, $399.3 million and $647.1 million, respectively, of the Company's CDOs contained an initial interest rate step-up feature whereby the interest rate increases by 3.00% if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents, ranging from August 2024 to July 2025. Also, as of December 31, 2023 and 2022, $548.6 million and $647.1 million, respectively, of the Company CDOs contained potential additional interest rate step-ups of 1.00% if the outstanding notes are not redeemed by expected redemption dates ranging from October 2024 to July 2026. As of December 31, 2023 and 2022, $523.2 million and $603.8 million, respectively, of the Company's CDOs contained a contractual interest rate step-up feature whereby the interest rate increases by either 1.00% or 2.00% at step-up dates, as defined in the respective governing documents, ranging from May 2024 to December 2026.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST (see Note 16).

The Company's CDOs as of December 31, 2023 had stated maturities as follows:

Year Ending December 31,	Total
2024	$—
2025	—
2026	63,942
2027	225,000
2028	—
Thereafter	1,656,006
Total	$1,944,948

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

As of December 31, 2023, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $1.9 million and $2.6 million as of December 31, 2023 and 2022, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

The Senior Unsecured Notes bear interest at a rate of 5.75% per year, subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations (a “NRSRO”). The annual interest rate on the Senior Unsecured Notes will increase by (i) 0.50% per year beginning on the first day of any six-month interest period if as of such day the Senior Unsecured Notes have a rating of BB+ or below and above B+ from any NRSRO and (ii) 0.75% per year beginning on the first day of any six-month interest period if as of such day the Senior Unsecured Notes have a rating of B+ or below or no rating from any NRSRO. Interest on the Senior Unsecured Notes will be paid semi-annually in arrears on April 30 and October 30 of each year. The Senior Unsecured Notes will mature on April 30, 2026.

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

As of December 31, 2023, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of December 31, 2023 and through the date of this Annual Report on Form 10-K.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of December 31, 2023, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following tables summarize the key details of the Company’s subordinated debentures as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

December 31, 2023	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

December 31, 2022	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 23, 2024, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

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

The following table presents interest expense from the Convertible Notes for the years ended December 31, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Contractual interest expense	$335	$8,625
Amortization of underwriter's discount and deferred charges	103	2,571
Total	$438	$11,196

Mortgages Payable on Real Estate

As of December 31, 2023 and 2022, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

During the year ended December 31, 2022, sales of consolidated multi-family apartment communities resulted in the repayment of the related mortgages payable (see Note 8).

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of December 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
December 31, 2023	$810,047	$789,053	$(4,632)	$784,421	2024 - 2032	6.41%
December 31, 2022	398,703	397,453	(2,746)	394,707	2025 - 2032	4.21%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2022. As of December 31, 2023, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and the associated mortgages payable on real estate are included in mortgages payable on real estate, net on the accompanying consolidated balance sheets. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the applicable entities, as required by the loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of December 31, 2023, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2024	$53,615
2025	319,274
2026	126,749
2027	—
2028	—
Thereafter	434,415
Total	$934,053

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2023, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Leases

As of December 31, 2023, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2023, 2022, and 2021 amounted to $1.7 million. The leases are secured by cash deposits in the amount of $0.7 million.

As of December 31, 2023, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2024	$1,548
2025	1,604
2026	1,617
2027	1,471
2028	1,226
Thereafter	781
Total lease payments	$8,247
Less: imputed interest	(1,145)
Present value of lease liabilities	$7,102

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

The Company independently calculates valuations for residential loans based on discounted cash flows using an internal pricing model to validate all third-party valuations of residential loans. The Company has established thresholds to compare internally generated prices with independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

e.Equity Investments – Fair value for equity investments is determined (i) by the valuation process for preferred equity and mezzanine loan investments as described in c. above or (ii) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity and the net asset value ("NAV") of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

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

The Company's options were classified as Level 2 fair values and are measured using prices obtained from the counterparty.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$827,535	$827,535	$—	$—	$1,081,384	$1,081,384
Consolidated SLST	—	—	754,860	754,860	—	—	827,582	827,582
Residential loans held in securitization trusts	—	—	1,501,908	1,501,908	—	—	1,616,114	1,616,114
Investment securities available for sale:
Agency RMBS	—	1,989,324	—	1,989,324	—	—	—	—
Non-Agency RMBS	—	24,493	—	24,493	—	68,570	—	68,570
CMBS	—	—	—	—	—	30,133	—	30,133
ABS	—	—	—	—	—	856	—	856
Multi-family loans	—	—	95,792	95,792	—	—	87,534	87,534
Equity investments (1)	—	—	147,116	147,116	—	—	179,746	179,746
Derivative assets:
Interest rate caps (1) (2)	—	6,510	—	6,510	—	2,473	—	2,473
Assets of disposal group held for sale (3)	—	2,960	—	2,960	—	29,418	9,010	38,428
Total	$—	$2,023,287	$3,327,211	$5,350,498	$—	$131,450	$3,801,370	$3,932,820
Liabilities carried at fair value
Consolidated SLST CDOs	$—	$—	$593,737	$593,737	$—	$—	$634,495	$634,495
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$—	$593,737	$593,737	$—	$—	$634,495	$634,495

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets in the consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $3.0 million and $29.4 million as of December 31, 2023 and 2022, respectively, and equity investments classified as Level 3 instruments in the amount of $9.0 million as of December 31, 2022.
(4)All of the Company’s interest rate swaps outstanding are cleared through a central clearing house. The Company exchanges variation margin for swaps based upon daily changes in fair value. Includes derivative liabilities of $40.5 million netted against derivative assets of $13.1 million and a variation margin of $27.4 million as of December 31, 2023.

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2023, 2022, and 2021, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total gains/(losses) (realized/unrealized)
Included in earnings	8,080	(10,748)	72,173	11,863	21,279	(3,290)	99,357
Transfers out (1)	(26,277)	—	(16,208)	(10,306)	—	—	(52,791)
Transfer to securitization trust, net (2)	(282,831)	—	282,831	—	—	—	—
Transfer from disposal group held for sale	—	—	—	—	5,720	(5,720)	—
Funding/Contributions	—	—	—	21,924	33,958	—	55,882
Paydowns/Distributions	(482,137)	(61,974)	(518,819)	(15,223)	(93,587)	—	(1,171,740)
Sales	(21,165)	—	(3,979)	—	—	—	(25,144)
Purchases	550,481	—	69,796	—	—	—	620,277
Balance at the end of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$—	$3,327,211

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned and the consolidation of a VIE previously classified as an equity investment (see Note 7).
(2)During the year ended December 31, 2023, the Company transferred certain business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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
(2)During the year ended December 31, 2022, the Company transferred certain performing, re-performing and business purpose loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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
(2)During the year ended December 31, 2021, the Company transferred certain business purpose loans into a residential loan securitization. The Company also redeemed a residential loan securitization and transferred certain performing, re-performing and non-performing residential loans into a residential loan securitization (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$634,495	$839,419	$1,054,335
Total losses/(gains) (realized/unrealized)
Included in earnings	5,718	(90,077)	(54,154)
Paydowns	(46,476)	(114,847)	(160,762)
Balance at the end of period	$593,737	$634,495	$839,419

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

December 31, 2023	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,138,811	Discounted cash flow	Lifetime CPR	4.9%	—	-	48.5%
			Lifetime CDR	0.7%	—	-	22.6%
			Loss severity	12.7%	—	-	100.0%
			Yield	7.5%	4.7%	-	31.0%

	$190,632	Liquidation model	Annual home price appreciation/(depreciation)	0.3%	—	-	12.0%
			Liquidation timeline (months)	18	9	-	50
			Property value	$2,536,520	$9,000	-	$13,750,000
			Yield	7.6%	7.2%	-	29.2%

Consolidated SLST (3)	$754,860		Liability price	N/A

Total	$3,084,303

Multi-family loans (1)	$95,792	Discounted cash flow	Discount rate	12.6%	11.0%	-	20.5%
			Months to assumed redemption	32	3	-	55
			Loss severity	—

Equity investments (1) (2)	$109,962	Discounted cash flow	Discount rate	14.0%	13.0%	-	15.5%
			Months to assumed redemption	24	7	-	54
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$593,737	Discounted cash flow	Yield	5.8%	5.0%	-	10.0%
			Collateral prepayment rate	6.1%	2.6%	-	7.0%
			Collateral default rate	1.3%	—	-	8.4%
			Loss severity	21.4%	17.2	-	63.3%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At December 31, 2023, the fair value of investment securities we own in Consolidated SLST amounts to $157.2 million.

(4)Weighted average yield calculated based on the weighted average fair value of the CDOs issued by Consolidated SLST, including investment securities we own. Weighted average collateral prepayment rate, weighted average collateral default rate and weighted average loss severity are calculated based on the weighted average unpaid balance of the CDOs issued by Consolidated SLST, including investment securities we own.

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2023, 2022 and 2021, respectively, for our Level 3 assets and liabilities held as of December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Assets
Residential loans
Residential loans (1)	$321	$(57,892)	$31,222
Consolidated SLST (1)	(8,086)	(124,834)	(31,128)
Residential loans held in securitization trust (1)	56,576	(219,647)	35,570
Multi-family loans (1)	645	(1,737)	1,924
Equity investments (2)	(7,958)	(4,338)	3,990
Equity investments in disposal group held for sale (2)	—	(1,430)	—
Liabilities
Consolidated SLST CDOs (1)	$(1,930)	$92,431	$54,960

(1)Presented in unrealized gains (losses), net on the Company’s consolidated statements of operations.
(2)Presented in income from equity investments on the Company’s consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2023 and 2022, respectively (dollar amounts in thousands):

		December 31, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$187,107	$187,107	$244,718	$244,718
Residential loans	Level 3	3,084,303	3,084,303	3,525,080	3,525,080
Investment securities available for sale	Level 2	2,013,817	2,013,817	99,559	99,559
Multi-family loans	Level 3	95,792	95,792	87,534	87,534
Equity investments	Level 3	147,116	147,116	179,746	179,746
Equity investments in disposal group held for sale	Level 3	—	—	9,010	9,010
Derivative assets	Level 2	6,510	6,510	2,473	2,473
Derivative assets in disposal group held for sale	Level 2	2,960	2,960	29,418	29,418
Financial Liabilities:
Repurchase agreements	Level 2	2,471,113	2,471,113	737,023	737,023
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,276,780	1,237,531	1,468,222	1,383,715
Consolidated SLST	Level 3	593,737	593,737	634,495	634,495
Subordinated debentures	Level 3	45,000	32,137	45,000	32,721
Senior unsecured notes	Level 2	98,111	94,952	97,384	91,104
Mortgages payable on real estate	Level 3	784,421	761,194	394,707	377,327
Mortgages payable on real estate in disposal group held for sale	Level 3	378,386	377,735	865,414	864,758

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

17. Stockholders' Equity

(a)Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), with 22,164,414 and 22,284,994 shares issued and outstanding as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which is currently set to expire on March 31, 2025, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the year ended December 31, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 68,348 shares of Series E Preferred Stock, 9,791 shares of Series F Preferred Stock and 26,264 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $2.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $20.29 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.5 million during the year ended December 31, 2023. As of December 31, 2023, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

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

The following tables summarize the Company’s Preferred Stock issued and outstanding as of December 31, 2023 and 2022 (dollar amounts in thousands):

December 31, 2023

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

(1)The Company's fixed rate preferred stock is entitled to receive a dividend at the contractual rate shown, per year on its $25 liquidation preference. Each series of fixed-to-floating rate preferred stock is entitled to receive a dividend at the contractual rate shown, respectively, per year on its $25 liquidation preference up to, but excluding, the fixed-to-floating rate conversion date.
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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2021 through December 31, 2023:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series B Preferred Stock (1)	Series C Preferred Stock (1)	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock		Series G Preferred Stock
December 14, 2023	January 1, 2024	January 15, 2024	$—	$—	$0.50	$0.4921875	$0.4296875		$0.43750
September 11, 2023	October 1, 2023	October 15, 2023	—	—	0.50	0.4921875	0.4296875		0.43750
June 6, 2023	July 1, 2023	July 15, 2023	—	—	0.50	0.4921875	0.4296875		0.43750
March 9, 2023	April 1, 2023	April 15, 2023	—	—	0.50	0.4921875	0.4296875		0.43750
December 12, 2022	January 1, 2023	January 15, 2023	—	—	0.50	0.4921875	0.4296875		0.43750
September 16, 2022	October 1, 2022	October 15, 2022	—	—	0.50	0.4921875	0.4296875		0.43750
June 17, 2022	July 1, 2022	July 15, 2022	—	—	0.50	0.4921875	0.4296875		0.43750
March 14, 2022	April 1, 2022	April 15, 2022	—	—	0.50	0.4921875	0.4296875		0.43750
December 13, 2021	January 1, 2022	January 15, 2022	—	—	0.50	0.4921875	0.4296875		0.24792	(2)
September 13, 2021	October 1, 2021	October 15, 2021	0.484375	—	0.50	0.4921875	0.4679000	(3)	—
June 14, 2021	July 1, 2021	July 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—
March 15, 2021	April 1, 2021	April 15, 2021	0.484375	0.4921875	0.50	0.4921875	—		—

(1)Refer above for disclosure regarding the optional redemption of the Company's Series B Preferred Stock and Series C Preferred Stock.
(2)Cash dividend for the short initial dividend period that began on November 24, 2021 and ended on January 14, 2022.
(3)Cash dividend for the long initial dividend period that began on July 7, 2021 and ended on October 14, 2021.

(c)Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,675,403 and 91,193,688 shares issued and outstanding as of December 31, 2023 and 2022, respectively.

On February 22, 2023, the Company announced that the Board of Directors approved the Reverse Stock Split. The Reverse Stock Split was effected as of 12:01 a.m., New York City time, on March 9, 2023 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock, with a proportionate reduction in the Company’s authorized shares of common stock, outstanding equity awards and number of shares remaining available for issuance under the Company's 2017 Equity Incentive Plan (as amended, the "2017 Plan"). In connection with the reverse stock split, the number of authorized shares of the Company’s common stock was also reduced on a one-for-four basis, from 800,000,000 to 200,000,000. The par value of each share of common stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder holding fractional shares as a result of the Reverse Stock Split was entitled to receive, in lieu of such fractional shares, cash in an amount based on the closing price of the Company's common stock on the Nasdaq Global Select Market on March 8, 2023. The Reverse Stock Split applied to all of the Company’s outstanding shares of common stock and therefore did not affect any stockholder’s ownership percentage of shares of the Company’s common stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares. All common share and per common share data included in these consolidated financial statements and notes thereto have been adjusted on a retroactive basis to reflect the impact of the Reverse Stock Split.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. The program, which is currently set to expire on March 31, 2025, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million.

During the year ended December 31, 2023, the Company repurchased 937,850 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $8.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.19 per common share. During the year ended December 31, 2022, the Company repurchased 4,157,403 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $44.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $10.68 per common share.

As of December 31, 2023, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d)Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2021 and ended December 31, 2023:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2023	December 14, 2023	December 26, 2023	January 26, 2024	$0.200
Third Quarter 2023	September 11, 2023	September 21, 2023	October 26, 2023	0.300
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	0.300
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.400
Fourth Quarter 2022	December 12, 2022	December 27, 2022	January 26, 2023	0.400
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	0.400
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.400
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.400
Fourth Quarter 2021	December 13, 2021	December 27, 2021	January 25, 2022	0.400
Third Quarter 2021	September 13, 2021	September 23, 2021	October 25, 2021	0.400
Second Quarter 2021	June 14, 2021	June 24, 2021	July 26, 2021	0.400
First Quarter 2021	March 15, 2021	March 25, 2021	April 26, 2021	0.400

During 2023, aggregate dividends for our common stock were $1.20 per share. For U.S. federal income tax purposes, the 2023 dividends were classified as return of capital in the amount of $1.00 per share and the January 2024 cash distribution in the amount of $0.20 per share, that was declared in December 2023, is treated as a 2024 distribution. During 2022, aggregate dividends for our common stock were $1.60 per share. For U.S. federal income tax purposes, the 2022 dividends were classified as ordinary income and return of capital in the amounts of $0.60 and $1.00, respectively, per share. During 2021, aggregate dividends for our common stock were $1.60 per share. For U.S. federal income tax purposes, the 2021 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.36, $0.16 and $1.08, respectively, per share.

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

    There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement and the Prior Equity Distribution Agreement during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the years ended December 31, 2022 and 2021, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted (loss) earnings per common share.

During the years ended December 31, 2023 and 2022, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the year ended December 31, 2021, certain of the PSUs and RSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2023	2022	2021
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(48,665)	$(298,605)	$193,200
Less: Preferred Stock dividends	(41,837)	(41,972)	(42,859)
Plus: Gain on repurchase of Preferred Stock	467	—	—
Less: Preferred Stock redemption charge	—	—	(6,165)
Net (loss) income attributable to Company’s common stockholders	$(90,035)	$(340,577)	$144,176
Basic weighted average common shares outstanding	91,042	94,322	94,808
Basic (Loss) Earnings per Common Share	$(0.99)	$(3.61)	$1.52

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(48,665)	$(298,605)	$193,200
Less: Preferred Stock dividends	(41,837)	(41,972)	(42,859)
Plus: Gain on repurchase of Preferred Stock	467	—	—
Less: Preferred Stock redemption charge	—	—	(6,165)
Net (loss) income attributable to Company’s common stockholders	$(90,035)	$(340,577)	$144,176
Weighted average common shares outstanding	91,042	94,322	94,808
Net effect of assumed PSUs vested	—	—	385
Net effect of assumed RSUs vested	—	—	49
Diluted weighted average common shares outstanding	91,042	94,322	95,242
Diluted (Loss) Earnings per Common Share	$(0.99)	$(3.61)	$1.51

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

Of the common stock authorized at December 31, 2023, 6,249,922 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of December 31, 2023. The Company’s employees have been issued 1,204,781 shares of restricted stock under the 2017 Plan as of December 31, 2023. At December 31, 2023, there were 524,570 shares of non-vested restricted stock outstanding, 1,802,352 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 351,974 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2022, 7,199,024 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors had been issued 229,754 shares under the 2017 Plan as of December 31, 2022. The Company’s employees had been issued 952,350 shares of restricted stock under the 2017 Plan as of December 31, 2022. At December 31, 2022, there were 526,074 shares of non-vested restricted stock outstanding, 1,558,343 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 263,708 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a)Restricted Common Stock Awards

During the years ended December 31, 2023, 2022 and 2021, the Company recognized non-cash compensation expense on its restricted common stock awards of $3.7 million, $4.6 million and $4.3 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient’s termination of employment, subject to certain exceptions.

A summary of the activity of the Company’s non-vested restricted stock under the 2017 Plan for the years ended December 31, 2023, 2022 and 2021, respectively, is presented below:

	2023		2022		2021
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	526,074	$16.34	477,218	$20.20	400,899	$25.08
Granted	275,248	12.36	304,396	14.36	264,524	15.44
Vested	(253,912)	18.18	(231,128)	21.76	(155,350)	21.64
Forfeited	(22,840)	12.79	(24,412)	15.68	(32,855)	19.68
Non-vested shares as of December 31	524,570	$13.57	526,074	$16.34	477,218	$20.20
Restricted stock granted during the period	275,248	$12.36	304,396	$14.36	264,524	$15.44

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2023 and 2022, the Company had unrecognized compensation expense of $3.9 million and $4.5 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at December 31, 2023 is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted shares vested during the years ended December 31, 2023, 2022 and 2021 was approximately $3.1 million, $3.3 million and $2.5 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock either vests ratably over the requisite service period or at the end of the requisite service period.

(b)Performance Share Units

During the years ended December 31, 2023, 2022 and 2021, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company’s common stock once the performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years. For PSUs granted, the inputs used by the model to determine the fair value are (i) historical stock price volatilities of the Company and its identified performance peer companies over the most recent three-year period and correlation between each company’s stock and the identified performance peer group over the same time series and (ii) a risk free rate for the period interpolated from the U.S. Treasury yield curve on grant date.

The PSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the year ended December 31, 2023 were settled in cash.

A summary of the activity of the target PSU Awards under the 2017 Plan for the years ended December 31, 2023, 2022 and 2021, respectively, is presented below:

	2023		2022		2021
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	786,577	$23.06	844,175	$21.70	725,493	$19.92
Granted	366,210	13.41	211,130	19.47	407,908	22.24
Vested	(201,978)	28.18	(268,728)	16.00	(210,693)	16.80
Forfeited	(44,984)	20.89	—	—	(78,533)	21.16
Non-vested target PSUs as of December 31	905,825	$18.12	786,577	$23.06	844,175	$21.70

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,577 shares of common stock during the year ended December 31, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 183,373 shares of common stock during the year ended December 31, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 268,728. The three-year performance period for PSUs granted in 2018 ended on December 31, 2020, resulting in the vesting of 243,512 shares of common stock during the year ended December 31, 2021 with a fair value of $3.7 million on the vesting date. The number of vested shares related to PSUs granted in 2018 exceeded the target PSUs of 210,693. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2023, 2022 and 2021, there was $4.9 million, $5.7 million and $7.6 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2023 is expected to be recognized over a weighted average period of 1.7 years. Compensation expense related to the PSUs was $4.7 million, $6.1 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(c)Restricted Stock Units

During the years ended December 31, 2023, 2022 and 2021, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the years ended December 31, 2023, 2022 and 2021 were settled in cash.
A summary of the activity of the RSU awards under the 2017 Plan for the years ended December 31, 2023, 2022 and 2021, respectively, is presented below:

	2023		2022		2021
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	263,708	$16.11	254,052	$17.45	110,434	$24.92
Granted	244,140	10.24	105,566	14.88	203,950	14.76
Vested	(131,094)	17.40	(95,910)	18.32	(36,816)	24.92
Forfeited	(24,780)	14.80	—	—	(23,516)	17.48
Non-vested RSUs as of December 31	351,974	$11.65	263,708	$16.11	254,052	$17.45

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the year ended December 31, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the year ended December 31, 2022, 95,910 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the year ended December 31, 2021, 36,816 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $0.5 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2023, 2022 and 2021 there was $2.1 million, $2.0 million and $2.7 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at December 31, 2023 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the RSUs was $2.0 million, $2.3 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

20. Income Taxes

For the years ended December 31, 2023, 2022 and 2021, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2023, 2022 and 2021, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current income tax provision
Federal	$23	$2,355	$280
State	273	862	5
Total current income tax provision	296	3,217	285
Deferred income tax (benefit) provision
Federal	(136)	(1,649)	1,339
State	(85)	(1,026)	834
Total deferred income tax (benefit) provision	(221)	(2,675)	2,173
Total income tax provision	$75	$542	$2,458

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2023, 2022 and 2021, respectively, are as follows (dollar amounts in thousands).

	For the Years Ended December 31,
	2023		2022		2021
(Benefit) provision at statutory rate	$(10,204)	21.0%	$(71,422)	21.0%	$41,088	21.0%
Non-taxable REIT loss (income)	6,901	(14.2)	64,479	(19.0)	(36,691)	(18.8)
State and local tax provision (benefit)	296	(0.6)	(78)	—	825	0.4
Other	(3,366)	6.9	(6,057)	1.8	225	0.1
Valuation allowance	6,448	(13.3)	13,620	(4.0)	(2,989)	(1.5)
Total provision	$75	(0.2)%	$542	(0.2)%	$2,458	1.2%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of December 31, 2023 and 2022, respectively, are as follows (dollar amounts in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$7,128	$3,513
Capital loss carryover	19,597	16,045
GAAP/Tax basis differences	2,989	1,869
Deferred tax assets	29,714	21,427
Less: Valuation allowance	(25,204)	(18,756)
Net deferred tax assets (1)	4,510	2,671
Deferred tax liabilities
GAAP/Tax basis differences	2,012	394
Deferred tax liabilities (2)	2,012	394
Total net deferred tax asset	$2,498	$2,277

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2023, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $20.9 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of December 31, 2023, the Company, through its wholly-owned TRSs, had also incurred approximately $57.5 million in capital losses. The Company’s carryforward capital losses will expire between 2025 and 2028 if they are not offset by future capital gains.

As of December 31, 2023, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $6.4 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Interest income
Residential loans
Residential loans	$54,188	$113,134	$83,852
Consolidated SLST	34,061	36,448	40,944
Residential loans held in securitization trusts	97,492	80,116	38,941
Total residential loans	185,741	229,698	163,737
Investment securities available for sale	57,514	15,825	27,750
Multi-family loans	10,519	11,185	15,321
Other	4,886	1,680	58
Total interest income	258,660	258,388	206,866
Interest expense
Repurchase agreements	91,814	51,432	13,844
Collateralized debt obligations
Consolidated SLST	24,506	25,145	28,135
Residential loan securitizations	65,184	43,384	19,660
Non-Agency RMBS re-securitization	—	—	283
Total collateralized debt obligations	89,690	68,529	48,078
Senior unsecured notes	6,476	6,430	4,335
Subordinated debentures	4,154	2,590	1,831
Convertible notes	—	438	11,196
Total interest expense	192,134	129,419	79,284
Net interest income	$66,526	$128,969	$127,582

22. Other Income

The following table details the components of the Company's other income for the years ended December 31, 2023, 2022 and 2021, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Preferred equity and mezzanine loan premiums resulting from early redemption (1)	$390	$3,950	$5,294
Gain (loss) on sale of real estate (2)	4,763	17,132	(157)
(Loss) gain on extinguishment of collateralized debt obligations and mortgages payable on real estate	(796)	2,214	(1,583)
Miscellaneous income (loss)	379	(4,558)	1,961
Total other income	$4,736	$18,738	$5,515

(1)Includes premiums resulting from early redemptions of preferred equity and mezzanine loan investments accounted for as loans.
(2)See Notes 8 and 9 for description of nature of transactions out of which items arose.

23. Subsequent Events

In January 2024, the Company completed a securitization of business purpose loans, resulting in approximately $223.2 million in net proceeds to the Company after deducting estimated expenses associated with the transaction. The Company utilized the net proceeds to repay approximately $136.6 million on outstanding repurchase agreements related to residential loans.

In February 2024, the Company's Board of Director's approved extensions of our common stock repurchase program, under which $193.2 million of the approved amount remained available for repurchase, and our preferred stock repurchase program, under which $97.6 million of the approved amount remained available for repurchase. The expiration dates of both stock repurchase programs were extended from March 31, 2024 to March 31, 2025.

Schedule III - Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

December 31, 2023

			Initial Cost to Company			Gross Amount at Close of Period (1)
Market	Number of Properties	Encumbrances	Land	Buildings and Improvements	Total Adjustment to Basis (2)	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period (Years)
Operating Real Estate

Multi-Family - Operating
Apopka, FL	1	$54,488	$8,009	$58,247	$(2,478)	$7,306	$56,472	$63,778	$(1,086)	2000	2022	5	-	30
Beaufort, SC	1	24,302	6,113	30,894	1,839	6,113	32,733	38,846	(2,547)	2001	2021	5	-	30
Birmingham, AL	1	76,024	5,875	88,029	(9,400)	5,034	79,470	84,504	(2,766)	2004 & 2017	2021	5	-	30
Brandon, FL	1	44,425	3,884	48,869	5,183	3,884	54,052	57,936	(4,631)	1974 & 1981	2021	5	-	30
Collierville, TN	1	39,568	3,113	45,616	2,201	3,113	47,817	50,930	(3,798)	2000	2021	5	-	30
Columbia, SC	1	20,039	2,420	21,363	1,610	2,420	22,973	25,393	(1,672)	1986	2021	5	-	30
Corpus Christi, TX	1	45,142	4,900	49,539	—	4,900	49,539	54,439	—	1976	2023	5	-	30
Dallas, TX	1	30,432	3,616	40,497	3,132	3,616	43,629	47,245	(3,320)	2009	2021	5	-	30
Dallas, TX	1	26,660	5,728	34,635	1,521	5,728	36,156	41,884	(2,823)	2014	2021	5	-	30
Houston, TX	1	22,872	6,406	25,211	1,318	6,406	26,529	32,935	(2,264)	1993	2021	5	-	30
Little Rock, AR	1	25,416	2,366	27,229	1,006	2,366	28,235	30,601	(2,222)	1999	2021	5	-	30
Louisville, KY	1	42,378	5,567	52,819	706	5,569	53,523	59,092	(3,899)	2017	2021	5	-	30
Memphis, TN	1	27,585	3,659	32,525	3,184	3,659	35,709	39,368	(2,187)	1968	2022	5	-	30
Montgomery, AL	1	20,921	3,367	26,967	905	3,366	27,873	31,239	(1,964)	1988 - 1994	2022	5	-	30
Oklahoma City, OK	1	37,580	4,581	40,885	(2,759)	3,951	38,756	42,707	(1,355)	1985	2022	5	-	30
Oklahoma City, OK	1	38,420	4,377	42,322	(6,042)	3,460	37,197	40,657	(1,352)	1983 - 1984	2022	5	-	30
Orlando, FL	1	38,651	9,012	36,435	1,904	8,798	38,553	47,351	(2,439)	1983	2021	5	-	30
San Antonio, TX	1	35,831	6,827	43,240	2,587	6,827	45,827	52,654	(3,345)	2014	2021	5	-	30
San Antonio, TX	1	24,066	3,116	35,223	544	3,116	35,767	38,883	(2,701)	2015	2021	5	-	30
St Petersburg, FL	1	56,289	9,823	74,801	3,942	9,823	78,743	88,566	(6,080)	2014	2021	5	-	30
Tampa, FL	1	53,332	10,152	53,668	5,330	10,152	58,998	69,150	(5,773)	1971 & 1972	2021	5	-	30

Total Multi-Family - Operating	21	$784,421	$112,911	$909,014	$16,233	$109,607	$928,551	$1,038,158	$(58,224)

Single-Family Rental - Operating
Chicago, IL	232	$34,130	$10,359	$50,114	$10,381	$10,359	$60,495	$70,854	$(3,827)	1890 - 2010	2021- 2022	7.5	-	30
Baltimore, MD	132	21,167	10,587	28,062	4,907	10,587	32,969	43,556	(1,519)	1921 - 2016	2021- 2022	7.5	-	30
Houston, TX	83	13,168	4,390	19,912	2,488	4,390	22,400	26,790	(1,165)	1953 - 2021	2021 - 2022	7.5	-	30
Atlanta, GA	33	—	847	4,092	216	847	4,308	5,155	(5)	2004 - 2019	2023	7.5		30
Pittsburgh, PA	29	3,327	1,098	4,777	1,580	1,098	6,357	7,455	(319)	1900 - 2007	2022	7.5	-	30
Tampa, FL	12	2,219	890	3,036	431	890	3,467	4,357	(160)	1951 - 2010	2022	7.5	-	30
Bedford, OH	2	176	61	263	122	61	385	446	(17)	1949 - 1979	2022	7.5	-	30
Milwaukee, WI	1	150	44	230	21	44	251	295	(11)	1970	2022	7.5	-	30
Total Single-Family Rental - Operating	524	$74,337	$28,276	$110,486	$20,146	$28,276	$130,632	$158,908	$(7,023)

Total Operating Real Estate	545	$858,758	$141,187	$1,019,500	$36,379	$137,883	$1,059,183	$1,197,066	$(65,247)

Real Estate in Disposal Group Held for Sale

Multi-Family - Disposal Group
Birmingham, AL	1	$32,040	$2,823	$42,373	$721	$2,823	$43,094	$45,917	$(1,685)	2013	2021	5	-	30
Brandon, FL	1	194,047	29,821	185,610	(19,487)	24,971	170,973	195,944	(3,956)	1990 - 2002	2022	5	-	30
Fort Myers, FL	1	39,844	7,546	34,504	5,497	7,546	40,001	47,547	(1,865)	1973& 1979	2021	5	-	30
Kissimmee, FL	1	64,900	10,586	68,003	624	10,182	69,031	79,213	(1,266)	1989	2022	5	-	30
Pensacola, FL	1	47,555	2,701	54,675	(8,462)	2,219	46,695	48,914	(929)	1999	2022	5	-	30
Total Multi-Family - Disposal Group	5	$378,386	$53,477	$385,165	$(21,107)	$47,741	$369,794	$417,535	$(9,701)

Total Real Estate	550	$1,237,144	$194,664	$1,404,665	$15,272	$185,624	$1,428,977	$1,614,601	$(74,948)

(1)The aggregate cost of consolidated real estate in the table above for U.S. federal income tax purposes was $1.6 billion as of December 31, 2023.
(2)Consists of costs capitalized subsequent to acquisition and impairment charges.

Notes to Schedule III (Dollar amounts in thousands)

1.Reconciliation of Operating Real Estate

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$714,192	$970,363	$50,686
Transfers in (1)	59,198	—	—
Acquisitions	—	827,882	963,651
Improvements	31,441	49,468	9,219
Reclassification to held and used	392,235	—	—
Reclassification to held for sale or disposal group held for sale	—	(1,133,521)	(53,193)
Balance at end of period	$1,197,066	$714,192	$970,363

(1)Transfers in represent transfers into operating real estate due to consolidation of a VIE (see Note 7) or from real estate owned.

2.Reconciliation of Accumulated Depreciation for Operating Real Estate

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$(21,224)	$(3,890)	$(154)
Depreciation	(24,620)	(47,179)	(5,662)
Reclassification to held and used	(19,403)	—	—
Reclassification to held for sale or disposal group held for sale	—	29,845	1,926
Balance at end of period	$(65,247)	$(21,224)	$(3,890)

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2023

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest (2)
Residential loans
First lien loans
Original loan amount $0 - $99,999	302	2.00% - 14.99%	09/23/2013 - 09/01/2063	$8,348	$387
Original loan amount $100,000 - $199,999	309	2.13% - 11.72%	11/22/2024 - 09/01/2063	34,929	347
Original loan amount $200,000 - $299,999	281	1.88% - 7.63%	02/01/2033 - 11/01/2063	53,418	1,276
Original loan amount over $299,999	402	1.99% - 9.38%	08/01/2027 - 08/01/2063	148,642	1,367

Second lien loans
Original loan amount $0 - $99,999	168	0.00% - 8.88%	06/01/2024 - 08/01/2062	5,546	474
Original loan amount $100,000 - $199,999	9	6.25% - 8.63%	11/01/2032 - 03/01/2050	947	—
Original loan amount $200,000 - $299,999	4	6.75% - 7.75%	03/01/2046 - 01/01/2050	712	—

Business purpose loans
Original loan amount $0 - $99,999	218	5.50% - 13.65%	09/05/2020 - 06/01/2052	27,199	3,829
Original loan amount $100,000 - $199,999	238	4.25% - 14.29%	07/18/2020 - 06/01/2052	41,772	11,278
Original loan amount $200,000 - $299,999	196	5.63% - 15.19%	04/19/2020 - 08/01/2052	51,703	9,943
Original loan amount over $299,999	488	5.50% - 15.39%	07/08/2020 - 08/01/2052	454,158	104,816

Residential loans held in securitization trusts
First lien loans
Original loan amount $0 - $99,999	1,637	0.00% - 14.29%	08/20/2013 - 10/01/2063	81,538	7,390
Original loan amount $100,000 - $199,999	2,116	0.00% - 12.75%	11/01/2023 - 09/01/2063	222,407	13,813
Original loan amount $200,000 - $299,999	1,041	0.00% - 13.25%	08/01/2025 - 09/01/2063	186,574	12,114
Original loan amount over $299,999	1,221	1.88% - 9.75%	12/01/2025 - 11/01/2063	406,914	27,348

Business purpose loans
Original loan amount $0 - $99,999	340	4.00% - 13.49%	09/01/2022 - 07/01/2052	38,721	1,676
Original loan amount $100,000 - $199,999	520	3.75% - 14.75%	11/13/2022 - 09/01/2052	78,371	2,001
Original loan amount $200,000 - $299,999	304	3.50% - 12.99%	03/18/2023 - 07/01/2052	73,003	1,219

Original loan amount over $299,999	527	3.49% - 12.99%	07/01/2022 - 07/01/2052	414,541	21,299

Consolidated SLST
First lien loans	5,813	1.38% - 10.50%	03/01/2021 - 11/01/2063	754,860	84,650
				$3,084,303	$305,227

(1)The aggregate cost for U.S. federal income tax purposes of consolidated mortgage loans in the table above, excluding Consolidated SLST, is approximately $2.5 billion as of December 31, 2023. The Company invests in first loss subordinated securities and certain IOs issued by Consolidated SLST. Consolidated SLST carrying value in the table above represents the carrying value of the residential loans in the securitization that have been consolidated in accordance with GAAP.
(2)Of this amount, approximately $7.4 million was acquired from controlled and other affiliates.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$3,525,080	$3,575,601	$3,049,166
Additions during period:
Purchases (1)	620,277	1,733,265	1,581,979
Accretion of purchase discount	6,689	5,292	4,154
Change in realized and unrealized gains	65,485	(404,524)	44,564
Deductions during period:
Repayments of principal	(1,062,930)	(1,362,294)	(1,018,176)
Collection of interest	—	—	—
Transfer to REO	(42,485)	(18,858)	(4,133)
Cost of loans sold	(25,144)	—	(77,127)
Provision for loan loss	—	—	—
Amortization of premium	(2,669)	(3,402)	(4,826)
Balance at end of period	$3,084,303	$3,525,080	$3,575,601

(1)The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the year ended December 31, 2023. The Company purchased $80.8 million, $260.6 million and $94.0 million of residential loans from the entity during the years ended December 31, 2023, 2022 and 2021, respectively.