Form 10-Q
period 2024-03-31
NEW YORK MORTGAGE TRUST INC
filed 2024-05-03
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 30, 2024 was 91,227,780.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Residential loans, at fair value	$3,103,105	$3,084,303
Investment securities available for sale, at fair value	2,241,340	2,013,817
Multi-family loans, at fair value	91,905	95,792
Equity investments, at fair value	137,943	147,116
Cash and cash equivalents	226,939	187,107
Real estate, net	1,154,221	1,131,819
Assets of disposal group held for sale	146,363	426,017
Other assets	344,999	315,357
Total Assets (1)	$7,446,815	$7,401,328
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$2,512,008	$2,471,113
Collateralized debt obligations ($1,079,768 at fair value and $1,108,594 at amortized cost, net as of March 31, 2024 and $593,737 at fair value and $1,276,780 at amortized cost, net as of December 31, 2023)	2,188,362	1,870,517
Senior unsecured notes	98,299	98,111
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	850,743	784,421
Liabilities of disposal group held for sale	122,318	386,024
Other liabilities	110,751	118,016
Total liabilities (1)	5,927,481	5,773,202

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	20,128	28,061

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,164,414 shares issued and outstanding ($554,110 aggregate liquidation preference)	535,445	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 91,231,039 and 90,675,403 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	912	907
Additional paid-in capital	2,289,452	2,297,081
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,340,553)	(1,253,817)
Company's stockholders' equity	1,485,256	1,579,612
Non-controlling interests	13,950	20,453
Total equity	1,499,206	1,600,065
Total Liabilities and Equity	$7,446,815	$7,401,328

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2024 and December 31, 2023, assets of consolidated VIEs totaled $3,829,183 and $3,816,777, respectively, and the liabilities of consolidated VIEs totaled $3,192,392 and $3,076,818, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
NET INTEREST INCOME:
Interest income	$83,892	$57,136
Interest expense	66,029	39,335
Total net interest income	17,863	17,801

NET LOSS FROM REAL ESTATE:
Rental income	33,153	36,281
Other real estate income	4,923	5,465
Total income from real estate	38,076	41,746
Interest expense, mortgages payable on real estate	20,769	22,478
Depreciation and amortization	12,576	6,039
Other real estate expenses	21,100	22,180
Total expenses related to real estate	54,445	50,697
Total net loss from real estate	(16,369)	(8,951)

OTHER (LOSS) INCOME:
Realized (losses) gains, net	(10,533)	1,081
Unrealized (losses) gains, net	(39,390)	32,851
Gains (losses) on derivative instruments, net	49,211	(4,362)
(Loss) income from equity investments	(2,136)	4,511
Impairment of real estate	(36,247)	(10,275)
Loss on reclassification of disposal group	(14,636)	—
Other (loss) income	(3,592)	1,275
Total other (loss) income	(57,323)	25,081

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	13,054	12,683
Portfolio operating expenses	11,287	7,070
Total general, administrative and operating expenses	24,341	19,753

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(80,170)	14,178
Income tax (benefit) expense	(111)	16

NET (LOSS) INCOME	(80,059)	14,162
Net loss attributable to non-controlling interests	22,158	6,701
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	(57,901)	20,863
Preferred stock dividends	(10,439)	(10,484)
Gain on repurchase of preferred stock	—	142
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(68,340)	$10,521

Basic (loss) earnings per common share	$(0.75)	$0.12
Diluted (loss) earnings per common share	$(0.75)	$0.11
Weighted average shares outstanding-basic	91,117	91,314
Weighted average shares outstanding-diluted	91,117	91,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(68,340)	$10,521
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities	—	591
Reclassification adjustment for net loss included in net loss	4	—
TOTAL OTHER COMPREHENSIVE INCOME	4	591
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(68,336)	$11,112
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(14,400) allocated to redeemable non-controlling interest)	—	—	—	(57,901)	—	(57,901)	(7,758)	(65,659)
Stock based compensation expense (benefit), net	5	—	(1,201)	—	—	(1,196)	—	(1,196)
Dividends declared on common stock	—	—	—	(18,246)	—	(18,246)	—	(18,246)
Dividends declared on preferred stock	—	—	—	(10,439)	—	(10,439)	—	(10,439)
Dividends attributable to dividend equivalents	—	—	—	(150)	—	(150)	—	(150)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4
Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,598	1,598
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	436	436
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(779)	(779)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(6,428)	—	—	(6,428)	—	(6,428)
Balance, March 31, 2024	$912	$535,445	$2,289,452	$(1,340,553)	$—	$1,485,256	$13,950	$1,499,206

Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net income (loss) ($(5,501) allocated to redeemable non-controlling interest)	—	—	—	20,863	—	20,863	(1,200)	19,663
Common stock repurchases	(4)	—	(3,606)	—	—	(3,610)	—	(3,610)
Preferred stock repurchases	—	(462)	—	142	—	(320)	—	(320)
Stock based compensation expense, net	4	—	46	—	—	50	—	50
Dividends declared on common stock	—	—	—	(36,562)	—	(36,562)	—	(36,562)
Dividends declared on preferred stock	—	—	—	(10,484)	—	(10,484)	—	(10,484)
Dividends attributable to dividend equivalents	—	—	—	(238)	—	(238)	—	(238)
Increase in fair value of available for sale securities	—	—	—	—	591	591	—	591
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	300	300
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(758)	(758)
Balance, March 31, 2023	$912	$537,889	$2,279,131	$(1,079,047)	$(1,379)	$1,737,506	$31,434	$1,768,940
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(80,059)	$14,162
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net amortization	2,311	7,744
Depreciation and amortization expense related to operating real estate	12,576	6,039
Realized losses (gains), net	10,533	(1,081)
Unrealized losses (gains), net	39,390	(32,851)
(Gains) losses on derivative instruments, net	(49,211)	4,362
Gain on sale of real estate	(134)	—
Gain on de-consolidation of joint venture equity investment in Consolidated VIE	(50)	—
Impairment of real estate	36,247	10,275
Loss on reclassification of disposal group	14,636	—
Loss (gain) on extinguishment of collateralized debt obligations and mortgages payable on real estate	692	(1,170)
Income from preferred equity, mezzanine loan and equity investments	(604)	(6,948)
Distributions of income from preferred equity, mezzanine loan and equity investments	3,886	4,209
Stock based compensation (benefit) expense, net	(1,196)	50
Cash reclassified to assets of disposal group held for sale	3,061	1,708
Changes in operating assets and liabilities	(5,208)	(17,903)
Net cash used in operating activities	(13,130)	(11,404)

Cash Flows from Investing Activities:
Principal paydowns received on investment securities	35,842	3,789
Purchases of investment securities	(297,553)	(106,146)
Principal repayments received on residential loans	230,260	279,089
Proceeds from sales of residential loans	28,912	166
Purchases of residential loans	(303,694)	(87,334)
Return of capital from equity investments	5,000	4,902
Funding of preferred equity, mezzanine loan and equity investments	(172)	(21,948)
Net variation margin received (paid) for derivative instruments	34,441	(2,487)
Net payments received from derivative instruments	15,306	4,092
Net proceeds from sale of real estate	4,772	1,114
Proceeds from sale of joint venture equity investment in Consolidated VIE	50	—
Cash removed in de-consolidation of Consolidated VIE	(1,150)	—
Purchases of and capital expenditures on real estate	(5,988)	(18,138)
Purchases of other assets	(10)	(34)
Net cash (used in) provided by investing activities	(253,984)	57,065

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	39,711	50,055
Proceeds from issuance of collateralized debt obligations, net	500,543	—
Repurchases of common stock	—	(3,610)
Repurchases of preferred stock	—	(320)
Dividends paid on common stock and dividend equivalents	(20,465)	(37,659)
Dividends paid on preferred stock	(10,420)	(10,493)
Net distributions to non-controlling interests in Consolidated VIEs	(304)	(4,408)
Payments made on and extinguishment of collateralized debt obligations	(170,085)	(80,509)
Payments made on Consolidated SLST CDOs	(12,506)	(10,493)
Net proceeds received from mortgages payable on real estate	729	13,840
Net cash provided by (used in) financing activities	327,203	(83,597)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	60,089	(37,936)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	330,642	380,938
Cash, Cash Equivalents and Restricted Cash - End of Period	$390,731	$343,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$75,001	$55,042
Cash refunds received for income taxes	$(145)	$—

Non-Cash Investment Activities:
De-consolidation of real estate held in Consolidated VIEs	$193,168	$—
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$194,256	$—
Transfer from residential loans to real estate owned	$17,948	$326
Transfer from residential loans to real estate, net	$2,640	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$19,647	$38,644
Dividends declared on preferred stock to be paid in subsequent period	$10,454	$10,484

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$226,939	$227,753
Restricted cash included in other assets	163,792	115,249
Total cash, cash equivalents, and restricted cash	$390,731	$343,002
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2024, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, the accompanying condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2024 and 2023, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas, including fair valuation of its residential loans, multi-family loans, certain equity investments, Consolidated SLST CDOs, certain residential loan CDOs, real estate held by Consolidated VIEs and redemption value of redeemable non-controlling interests in Consolidated VIEs. Although the Company’s estimates contemplate current conditions and how it expects those conditions to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.

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

Also beginning in the third quarter of 2023, unrealized gains (losses) and realized gains (losses) on derivative instruments are presented in gains (losses) on derivative instruments, net on the Company's condensed consolidated statements of operations. Previously, unrealized gains (losses) on derivative instruments were presented in unrealized gains (losses), net and realized gains (losses) on derivative instruments were presented in realized gains (losses), net on the Company's condensed consolidated statements of operations.

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

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts as debt on the accompanying condensed consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company. The Company has elected the fair value option pursuant to ASC 825, Financial Instruments ("ASC 825") with respect to the CDOs issued by Consolidated SLST and CDOs issued by the Company after January 1, 2024. Changes in fair value of CDOs subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. Interest expense on such CDOs is recorded based on the current stated interest rate and outstanding principal balance in effect. In accordance with ASC 825, costs associated with the issuance of CDOs subject to the fair value election are recognized in earnings as they are incurred and are included in portfolio operating expense on the accompanying condensed consolidated statements of operations.

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

3. Residential Loans, at Fair Value
The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans, and business purpose loans, are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized (losses) gains, net on the Company’s condensed consolidated statements of operations.
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024				December 31, 2023
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$674,109	$875,562	$1,861,671	$3,411,342	$891,283	$892,546	$1,609,006	$3,392,835
Discount	(11,060)	(7,673)	(64,304)	(83,037)	(22,667)	(7,418)	(55,709)	(85,794)
Unrealized losses	(22,320)	(129,763)	(73,117)	(225,200)	(41,081)	(130,268)	(51,389)	(222,738)
Carrying value	$640,729	$738,126	$1,724,250	$3,103,105	$827,535	$754,860	$1,501,908	$3,084,303

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of March 31, 2024 and December 31, 2023 (see Note 12).
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

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$283	$506	$(3,251)	$(1,307)	$15,807	$30,554

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

The Company recognized $0.1 million and $2.0 million of net realized gains on the payoff of residential loans, at fair value during the three months ended March 31, 2024 and 2023, respectively. The Company also recognized $3.0 million of net realized losses on the sale of residential loans, at fair value during the three months ended March 31, 2024. The Company did not recognize any gain or loss on the sale of residential loans during the three months ended March 31, 2023.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2024 and December 31, 2023, respectively, are as follows:

	March 31, 2024			December 31, 2023
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	20.5%	10.7%	19.2%	22.4%	10.7%	18.4%
Florida	13.9%	10.1%	12.8%	15.5%	10.3%	11.0%
New York	9.6%	10.0%	7.3%	7.0%	10.0%	8.5%
Texas	5.8%	3.8%	8.7%	8.1%	3.9%	7.1%
New Jersey	5.2%	7.6%	5.7%	4.9%	7.6%	6.0%
Illinois	3.1%	7.2%	3.4%	3.0%	7.2%	3.5%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2024	$181,732	$209,601	$9,632	$10,254
December 31, 2023	199,485	220,577	9,362	9,948

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $141.1 million and an aggregate unpaid principal balance of $166.4 million as of March 31, 2024.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $83.2 million and $84.6 million were 90 days or more delinquent as of March 31, 2024 and December 31, 2023, respectively. In addition, formal foreclosure proceedings were in process with respect to $33.5 million of residential loans held in Consolidated SLST as of March 31, 2024.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also had investment securities available for sale where the fair value option had not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024				December 31, 2023
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS
Fixed rate
Fannie Mae	$1,152,811	$10,475	$(2,349)	$1,160,937	$1,084,702	$15,902	$(723)	$1,099,881
Freddie Mac	862,267	3,915	(4,463)	861,719	676,436	5,679	(1,106)	681,009
Total Fixed rate	2,015,078	14,390	(6,812)	2,022,656	1,761,138	21,581	(1,829)	1,780,890
Adjustable rate
Fannie Mae	108,212	1,301	—	109,513	110,036	1,299	—	111,335
Freddie Mac	37,157	440	—	37,597	37,424	442	—	37,866
Total Adjustable rate	145,369	1,741	—	147,110	147,460	1,741	—	149,201
Interest-only
Ginnie Mae	62,222	—	(14,503)	47,719	52,623	6,813	(203)	59,233
Total Interest-only	62,222	—	(14,503)	47,719	52,623	6,813	(203)	59,233
Total Agency RMBS	2,222,669	16,131	(21,315)	2,217,485	1,961,221	30,135	(2,032)	1,989,324
Non-Agency RMBS	21,447	6,443	(4,035)	23,855	22,097	6,646	(4,281)	24,462
Total investment securities available for sale - fair value option	2,244,116	22,574	(25,350)	2,241,340	1,983,318	36,781	(6,313)	2,013,786

CECL Securities
Non-Agency RMBS	—	—	—	—	35	—	(4)	31
Total investment securities available for sale - CECL Securities	—	—	—	—	35	—	(4)	31
Total	$2,244,116	$22,574	$(25,350)	$2,241,340	$1,983,353	$36,781	$(6,317)	$2,013,817

Accrued interest receivable for investment securities available for sale in the amount of $11.0 million and $9.8 million as of March 31, 2024 and December 31, 2023, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three months ended March 31, 2024 and 2023, the Company recognized $33.2 million in net unrealized losses and $0.9 million in net unrealized gains on investment securities available for sale accounted for under the fair value option, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 12, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended March 31, 2024 and 2023. The Company recognized write-downs of non-Agency RMBS for a loss of $0.4 million for the three months ended March 31, 2024. The Company did not recognize any write-downs for the three months ended March 31, 2023.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2024 and December 31, 2023, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.0 years and 6.9 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Weighted Average Life	March 31, 2024	December 31, 2023
0 to 5 years	$374,823	$283,554
Over 5 to 10 years	1,863,538	1,727,269
10+ years	2,979	2,994
Total	$2,241,340	$2,013,817

Unrealized Losses in Other Comprehensive Income (Loss)

The Company had no CECL Securities as of March 31, 2024. The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2023 and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three months ended March 31, 2024 and 2023.

The following table presents the Company's CECL Securities in an unrealized loss position with no credit losses reported, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023, respectively (dollar amounts in thousands):

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

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Investment amount	$96,314	$95,434
Unrealized (losses) gains, net	(4,409)	358
Total, at Fair Value	$91,905	95,792

For the three months ended March 31, 2024 and 2023, the Company recognized $4.8 million in net unrealized losses and $0.5 million in net unrealized gains on multi-family loans, respectively.
For the three months ended March 31, 2024 and 2023, the Company recognized no premiums resulting from early redemption of multi-family loans.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
Days Late	Fair Value (1)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$—	$3,363	$4,753	$3,363

(1)As of March 31, 2024, the Company reduced the fair value of the multi-family loan to zero as a result of recent developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of March 31, 2024 and December 31, 2023, respectively, are as follows:

	March 31, 2024	December 31, 2023
Texas	32.7%	32.6%
Tennessee	15.3%	15.2%
Florida	10.6%	10.5%
Arkansas	9.5%	9.5%
Louisiana	7.7%	7.5%
Alabama	6.7%	6.7%
North Carolina	5.8%	5.8%
Indiana	5.2%	5.3%

6. Equity Investments, at Fair Value

The Company's equity investments consist of preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), equity ownership interests in entities that originate residential loans (or single-family equity ownership interests) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election.

The following table presents the Company's equity investments as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	$20,129	57%	$19,703
Lucie at Tradition Holdings, LLC	70%	19,955	70%	19,442
Syracuse Apartments and Townhomes, LLC	58%	22,055	58%	21,642
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	10,046	58%	9,882
Tides on 27th Investors, LLC	54%	18,577	54%	17,937
Rapid City RMI JV LLC	50%	10,046	50%	9,804
Palms at Cape Coral, LLC	—	—	34%	5,832
Total - Multi-Family Preferred Equity Ownership Interests		100,808		104,242

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	277	70%	1,897
GWR Gateway Partners, LLC	70%	1,393	70%	3,823
Total - Joint Venture Equity Investments in Multi-Family Properties		1,670		5,720

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	35,465	50%	37,154
Total - Single-Family Equity Ownership Interests		35,465		37,154
Total		$137,943		$147,116

(1)The Company purchased $40.8 million and $16.0 million of residential loans from this entity during the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands). Income from these investments is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three months ended March 31, 2024 and 2023 includes $0.1 million and $0.6 million of net unrealized gains, respectively.

	Three Months Ended March 31,
Investment Name	2024	2023
EHOF-NYMT Sunset Apartments Preferred, LLC	$679	$625
Lucie at Tradition Holdings, LLC	757	684
Syracuse Apartments and Townhomes, LLC	705	654
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	321	301
Tides on 27th Investors, LLC	641	797
Rapid City RMI JV LLC	431	—
Palms at Cape Coral, LLC	69	177
FF/RMI 20 Midtown, LLC	—	799
America Walks at Port St. Lucie, LLC	—	1,126
1122 Chicago DE, LLC	—	251
Bighaus, LLC	—	537
Total Income - Multi-Family Preferred Equity Ownership Interests	$3,603	$5,951

For the three months ended March 31, 2024 the Company recognized $0.1 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other (loss) income on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2023 the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents (loss) income from these investments for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2024	2023
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$(1,689)	$(2,500)
Total Loss - Single-Family Equity Ownership Interests	$(1,689)	$(2,500)

Joint Venture Equity Investments in Multi-Family Properties (2)
GWR Cedars Partners, LLC	$(1,620)	$413
GWR Gateway Partners, LLC	(2,430)	647
Total (Loss) Income - Joint Venture Equity Investments in Multi-Family Properties	$(4,050)	$1,060

(1)Includes net unrealized losses of $2.2 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
(2)During the year ended December 31, 2023, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and returned its equity investments in the joint venture entities to equity investments, at fair value (see Note 9). Includes net unrealized losses of $4.1 million for the three months ended March 31, 2024 and net unrealized gains of $1.1 million for the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, the Company completed two securitizations of certain residential loans for which the Company received net proceeds of approximately $497.0 million after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2024, the Company exercised its right to an optional redemption of one of its residential loan securitizations with an outstanding principal balance of $147.6 million at the time of redemption, returned the assets held by the trust to the Company and recognized $0.7 million of loss on the extinguishment of collateralized debt obligations.

As of March 31, 2024 and December 31, 2023, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of March 31, 2024 and December 31, 2023.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitization from which they were issued and certain IOs issued from the securitization. The Company has evaluated its investments in this securitization trust to determine whether it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trust, which we refer to as Consolidated SLST, is a VIE as of March 31, 2024 and December 31, 2023, and that the Company is the primary beneficiary of the VIE within Consolidated SLST. Accordingly, the Company has consolidated the assets, liabilities, income and expenses of such VIE in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, the Consolidated SLST securities owned by the Company had a fair value of $151.2 million and $157.2 million, respectively (see Note 16). The Company’s investments in Consolidated SLST securities were not included as collateral to any Financing VIE as of March 31, 2024 and December 31, 2023.

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

During the three months ended March 31, 2024, the Company sold its joint venture equity investment in a multi-family property, which resulted in the de-consolidation of the joint venture equity's assets and liabilities (see Note 9).

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

The Company accounted for the initial consolidation of the Consolidated Real Estate VIEs in accordance with asset acquisition provisions of ASC 805, as substantially all of the fair value of the assets within the entities are concentrated in either a single identifiable asset or group of similar identifiable assets.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of March 31, 2024 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$14,325	$14,325
Residential loans, at fair value	1,724,250	738,126	—	2,462,376
Real estate, net held in Consolidated VIEs (1)	—	—	1,005,161	1,005,161
Assets of disposal group held for sale (2)	—	—	146,363	146,363
Other assets	166,374	2,905	31,679	200,958
Total assets	$1,890,624	$741,031	$1,197,528	$3,829,183

Collateralized debt obligations ($1,108,594 at amortized cost, net and $1,079,768 at fair value)	$1,605,735	$582,627	$—	$2,188,362
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	850,743	850,743
Liabilities of disposal group held for sale (2)	—	—	122,318	122,318
Other liabilities	9,909	5,897	15,163	30,969
Total liabilities	$1,615,644	$588,524	$988,224	$3,192,392
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$20,128	$20,128
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$13,825	$13,825
Net investment (6)	$274,980	$152,507	$175,351	$602,838

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2023 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended March 31,
	2024			2023
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$8,127	$—	$8,127	$8,733	$—	$8,733
Interest expense	5,801	—	5,801	6,315	—	6,315
Total net interest income	2,326	—	2,326	2,418	—	2,418

Income from real estate	—	35,093	35,093	—	39,075	39,075
Expenses related to real estate	—	51,761	51,761	—	48,062	48,062
Total net loss from real estate	—	(16,668)	(16,668)	—	(8,987)	(8,987)

Unrealized (losses) gains, net	(36)	—	(36)	2,299	—	2,299
Gains (losses) on derivative instruments, net	—	2,518	2,518	—	(1,298)	(1,298)
Impairment of real estate	—	(32,214)	(32,214)	—	(10,275)	(10,275)
Loss on reclassification of disposal group	—	(14,636)	(14,636)	—	—	—
Other income	—	3	3	—	16	16
Total other (loss) income	(36)	(44,329)	(44,365)	2,299	(11,557)	(9,258)

Net income (loss)	2,290	(60,997)	(58,707)	4,717	(20,544)	(15,827)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	22,158	22,158	—	6,701	6,701
Net income (loss) attributable to Company	$2,290	$(38,839)	$(36,549)	$4,717	$(13,843)	$(9,126)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$28,061	$63,803
Contributions	39	—
Distributions	—	(3,950)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(14,400)	(5,501)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	6,428	—
Ending balance	$20,128	$54,352

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of March 31, 2024 include a weighted average capitalization rate of 5.8% (ranges from 5.3% to 6.8%) and a weighted average discount rate of 14.9% (ranges from 13.9% to 15.6%).

Unconsolidated VIEs

As of March 31, 2024 and December 31, 2023, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2024 and December 31, 2023, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
Non-Agency RMBS	$—	$23,855	$—	$23,855
Preferred equity investments in multi-family properties	91,905	—	100,808	192,713
Joint venture equity investments in multi-family properties	—	—	1,670	1,670
Maximum exposure	$91,905	$23,855	$102,478	$218,238

	December 31, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
Non-Agency RMBS	$—	$24,462	$—	$24,462
Preferred equity investments in multi-family properties	95,792	—	104,242	200,034
Joint venture equity investments in multi-family properties	—	—	5,720	5,720
Maximum exposure	$95,792	$24,462	$109,962	$230,216

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Land	$133,522	$137,883
Building and improvements	1,005,596	1,020,477
Furniture, fixture and equipment	41,792	38,706
Operating real estate	$1,180,910	$1,197,066
Accumulated depreciation	(74,229)	(65,247)
Operating real estate, net	$1,106,681	$1,131,819
Real estate held for sale, net (1)	$47,540	$—
Real estate, net (2)	$1,154,221	$1,131,819

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Includes one multi-family apartment property in a joint venture entity that owns several multi-family properties (and is not included in the repositioning referenced in (2) below) and certain single-family rental properties as of March 31, 2024.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. In December 2023 and March 2024, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and the associated real estate, net was reclassified to real estate, net on the accompanying condensed consolidated balance sheets as of the respective dates. See Note 9 for additional information.

Multi-family Apartment Properties

As of March 31, 2024 and December 31, 2023, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7). As of March 31, 2024, the Company determined that one of the multi-family apartment communities owned by an entity in which the Company holds a joint venture equity investment that is not in disposal group held for sale met the criteria to be classified as held for sale, transferred the property held by the joint venture entity from operating real estate to real estate held for sale and recognized no loss.

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

Operating real estate, net is periodically evaluated for impairment. As of March 31, 2024, the Company determined that four multi-family properties owned by joint venture equity investments were impaired. The calculation of impairment amounts utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $32.8 million impairment of real estate in the three months ended March 31, 2024.

Single-family Rental Properties

As of March 31, 2024 and December 31, 2023, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

As of March 31, 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized a $4.0 million loss included in impairment of real estate for the three months ended March 31, 2024 on the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company sold several single-family rental properties for proceeds of approximately $0.9 million, recognizing a net gain on sale of approximately $0.1 million which is included in other (loss) income on the accompanying condensed consolidated statements of operations.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. The following table presents the components of lease intangibles, net as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Lease intangibles	$56,656	$54,581
Accumulated amortization	(55,705)	(52,203)
Lease intangibles, net	$951	$2,378

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets. In December 2023 and March 2024, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and the associated lease intangibles, net were reclassified to other assets on the accompanying condensed consolidated balance sheets. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Depreciation expense on operating real estate	$11,149	$6,039
Amortization of lease intangibles related to operating real estate	1,427	—
Total depreciation and amortization	$12,576	$6,039

9. Assets and Liabilities of Disposal Group Held for Sale

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to assets and liabilities of disposal group held for sale. In December 2023, the Company suspended the marketing of nine joint venture equity investments that were reported in assets and liabilities of disposal group held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As such, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to their respective categories or equity investments, at fair value, respectively, on the accompanying condensed consolidated balance sheets as of December 31, 2023.

In March 2024, the Company suspended the marketing of one additional joint venture equity investment, determined that it no longer met the criteria to be classified as held for sale and transferred the assets and liabilities of the Consolidated VIE to their respective categories on the accompanying condensed consolidated balance sheets as of March 31, 2024. As a result of this transfer, the Company adjusted the carrying value of the long-lived assets in the Consolidated VIE to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $14.6 million loss on reclassification of disposal group during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company sold its joint venture equity investment in a multi-family property, which resulted in the de-consolidation of the joint venture equity's assets and liabilities and a gain on de-consolidation of approximately $0.1 million, which is included in other (loss) income in the accompanying condensed consolidated statements of operations.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents (1)	$2,615	$5,676
Real estate, net (1)	138,984	407,834
Other assets (1)	4,764	12,507
Total assets of disposal group held for sale	$146,363	$426,017

Mortgages payable on real estate, net	$119,640	$378,386
Other liabilities	2,678	7,638
Total liabilities of disposal group held for sale (1)	$122,318	$386,024

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $1.7 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. As of March 31, 2024, the fair value, net of selling costs of a multi-family property owned by one of the joint venture entities in which we hold an equity investment that had previously been impaired was more than the property's net carrying value. Accordingly, the Company recognized a $0.6 million recovery of value in the three months ended March 31, 2024. As of March 31, 2023, the fair values, net of selling costs of multi-family properties owned by two of the joint venture entities in which we hold equity investments were less than the properties' net carrying values. Accordingly, the Company recognized an $11.1 million impairment in the three months ended March 31, 2023. As of March 31, 2023, the fair value, net of selling costs of a multi-family property owned by one of the joint venture entities in which we hold an equity investment that had previously been impaired was more than the property's net carrying value. Accordingly, the Company recognized a $0.8 million recovery of value in the three months ended March 31, 2023. Impairment on real estate, net of recovery of previously impaired real estate, is included in impairment of real estate on the accompanying condensed consolidated statements of operations. See Note 16 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of March 31, 2024 for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Pretax income (loss) of disposal group held for sale	$651	$(11,978)
Pretax income (loss) of disposal group attributable to non-controlling interest in Consolidated VIEs	(30)	670
Pretax income (loss) of disposal group attributable to Company's common stockholders	$621	$(11,308)

10. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also pursue forward-settling purchases or sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company elected not to apply hedge accounting for its derivative instruments.
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
The Company has equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price, U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.
The following table summarizes the Company's derivative instruments as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate caps	Other assets	$7,123	$6,510
Options	Other assets	20	—
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Total derivative assets (1)		$7,143	$6,510

Credit default swaps	Other liabilities	$—	$—
Total derivative liabilities		$—	$—
(1)Excludes interest rate cap contracts held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures are cleared through two central clearing houses, CME Group Inc. ("CME Clearing"), which is the parent company of the Chicago Mercantile Exchange Inc., or the Intercontinental Exchange ("ICE"). CME Clearing and ICE serve as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. The Company also exchanges variation margin based upon daily changes in fair value, as measured by CME Clearing and ICE. The exchange of variation margin is treated as a legal settlement of the exposure under these contracts, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$7,123	$—	$—	$7,123
Options	20	—	—	20
Interest rate swaps	30,879	(14,617)	(16,262)	—
U.S. Treasury futures	26	(3)	(23)	—
Total derivative assets	$38,048	$(14,620)	$(16,285)	$7,143

Derivative liabilities
Credit default swaps	$(9,268)	$—	$9,268	$—
Interest rate swaps	(14,617)	14,617	—	—
U.S. Treasury futures	(3)	3	—	—
Total derivative liabilities	$(23,888)	$14,620	$9,268	$—

	December 31, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$6,510	$—	$—	$6,510
Interest rate swaps	13,094	(13,094)	—	—
Total derivative assets	$19,604	$(13,094)	$—	$6,510

Derivative liabilities
Interest rate swaps	$(40,541)	$13,094	$27,447	$—
Total derivative liabilities	$(40,541)	$13,094	$27,447	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps, and U.S. Treasury futures determined by CME Clearing and ICE, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	March 31, 2024	December 31, 2023
Agency RMBS	Investment securities available for sale, at fair value	$35,020	$—
Restricted cash	Other assets	31,620	53,458
Total initial margin collateral		$66,640	$53,458

Margin excess related to settlement of variation margin in the amount of approximately $8.0 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $6.2 million as of March 31, 2024 is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the activity of derivative instruments not designated as hedging instruments for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2024
Type of Derivative Instrument	December 31, 2023	Additions	Terminations	March 31, 2024
Interest rate caps	$550,025	$148,044	$(161,165)	$536,904
Options	—	202	(102)	100
Interest rate swaps	2,778,015	904,180	(305,450)	3,376,745
Credit default swaps	—	400,000	—	400,000
U.S. Treasury futures	—	280,750	(255,450)	25,300

	Notional Amount For the Three Months Ended March 31, 2023
Type of Derivative Instrument	December 31, 2022	Additions	Terminations	March 31, 2023
Options	—	500,053	—	500,053
Interest rate swaps	—	341,300	—	341,300

The following tables present the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in gains (losses) on derivative instruments, net in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2024		March 31, 2023
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$2,806	$—	$(1,455)
Options	(211)	(509)	—	(420)
Interest rate swaps	5,230	43,709	—	(2,487)
Credit default swaps	(1,011)	(995)	—	—
U.S. Treasury futures	169	23	—	—
Total	$4,177	$45,034	$—	$(4,362)
(1)Includes interest rate caps held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The following table presents information about our interest rate cap contracts related to certain repurchase agreement financing and variable-rate mortgages payable on real estate that are not included in disposal group held for sale as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

March 31, 2024
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgages payable on real estate	2.43%	1.50% - 3.22%	425,904	April 1, 2024 - January 15, 2025

December 31, 2023
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgages payable on real estate	2.13%	1.50% - 3.22%	439,025	January 9, 2024 - January 15, 2025

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,426,370	4.62%	5.38%
2026	323,985	4.19%	5.36%
2027	218,090	3.96%	5.33%
2028	674,804	4.03%	5.39%
2029	105,580	3.80%	5.33%
2033	358,806	4.04%	5.38%
2034	46,060	3.79%	5.33%
Total	$3,153,695	4.30%	5.38%

	December 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,476,370	4.62%	5.33%
2026	214,985	4.19%	5.33%
2028	674,804	4.03%	5.35%
2033	358,806	4.04%	5.34%
Total	$2,724,965	4.36%	5.34%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$109,000	4.08%	5.34%
2027	61,000	3.79%	5.34%
2028	9,550	3.48%	5.35%
2033	43,500	3.64%	5.38%
Total	$223,050	3.89%	5.35%

	December 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.29%
2033	43,500	3.64%	5.33%
Total	$53,050	3.61%	5.33%

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events, including a decline in the Company's stockholders’ equity (as defined in the respective agreements) in excess of specified thresholds or dollar amounts over set periods of time, the Company’s failure to maintain its REIT status, the Company’s failure to comply with limits on the amount of leverage and the Company’s stock being delisted from Nasdaq.

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Restricted cash (1)	$163,792	$143,535
Real estate owned	41,397	34,353
Accrued interest receivable	39,936	37,312
Other assets in consolidated multi-family properties	24,321	28,923
Recoverable advances on residential loans	18,093	18,328
Other receivables	16,781	12,593
Collections receivable from residential loan servicers	16,732	14,956
Derivative assets (2)	7,143	6,510
Operating lease right-of-use assets	6,308	6,581
Deferred tax assets	4,162	4,510
Lease intangibles, net in consolidated multi-family properties	951	2,378
Other	5,383	5,378
Total	$344,999	$315,357

(1)Restricted cash represents cash held by third parties, initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in consolidated multi-family properties.

Other Liabilities

The following table presents the components of the Company's other liabilities as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Dividends and dividend equivalents payable	$30,101	$32,151
Accrued interest payable	27,836	23,653
Accrued expenses and other liabilities in consolidated multi-family properties	15,163	21,797
Operating lease liabilities	6,823	7,102
Accrued expenses	6,303	11,515
Swap margin payable	6,193	—
Deferred revenue	5,220	5,469
Advanced remittances from residential loan servicers	4,999	4,332
Unfunded commitments for residential and multi-family investments	3,701	6,587
Deferred tax liabilities	1,391	2,012
Other	3,021	3,398
Total	$110,751	$118,016

12. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	March 31, 2024	December 31, 2023
Investment securities	$2,057,361	$1,862,063
Residential loans and real estate owned	380,641	534,754
Single-family rental properties	74,006	74,296
Total carrying value	$2,512,008	$2,471,113

As of March 31, 2024, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP and Bank of America at 6.39% and 5.02%, respectively. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of March 31, 2024, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of March 31, 2024, the Company had $212.6 million included in cash and cash equivalents and $151.1 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at March 31, 2024 (dollar amounts in thousands):

Unencumbered Securities	March 31, 2024
Agency RMBS	$85,101
Non-Agency RMBS (1) (2)	65,972
Total	$151,073

(1)Includes IOs in Consolidated SLST with a fair value of $16.2 million as of March 31, 2024. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $26.0 million as of March 31, 2024. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $186.8 million at March 31, 2024.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements with five financial institutions to finance residential loans, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
March 31, 2024	$2,225,000	$456,038	$(1,391)	$454,647	$607,904	7.91%	12.82
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $103.0 million, a weighted average rate of 8.12%, and weighted average months to maturity of 12 months as of March 31, 2024. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023.
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
(3)Includes residential loans and real estate owned with an aggregate fair value of $466.5 million and single-family rental properties with a net carrying value of $141.4 million as of March 31, 2024. Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the repurchase agreements with two of the counterparties with an aggregate outstanding balance of $353.1 million as of March 31, 2024 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans, real estate owned and single-family rental properties at March 31, 2024 and December 31, 2023 amounted to $2.9 million and $3.7 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The Company, as required by a repurchase agreement with one counterparty, has entered into an interest rate cap contract that limits the indexed portion of the interest rate on the related repurchase agreement to a fixed rate (see Note 10).

As of March 31, 2024, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of March 31, 2024 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of March 31, 2024 and December 31, 2023, the Company had amounts outstanding under repurchase agreements with seven counterparties.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024			December 31, 2023
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$1,991,485	$2,097,364	$2,098,851	$1,771,436	$1,894,052	$1,869,415
Non-Agency RMBS (1) (2)	65,876	141,967	191,810	90,627	182,383	232,997
Balance at end of the period	$2,057,361	$2,239,331	$2,290,661	$1,862,063	$2,076,435	$2,102,412

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $135.1 million and $140.3 million as of March 31, 2024 and December 31, 2023, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $6.9 million and $42.1 million as of March 31, 2024 and December 31, 2023, respectively. Amounts included in amortized cost of collateral pledged for repurchased CDOs represent the current par value of the securities. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of March 31, 2024 and December 31, 2023, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 93.7% and 93.4%, respectively, that implies an average "haircut" of 6.3% and 6.6%, respectively. As of March 31, 2024, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS and non-Agency RMBS was approximately 4.7% and 56.5%, respectively.

As of March 31, 2024 and December 31, 2023, the average days to maturity for repurchase agreements secured by investment securities were 40 days and 46 days, respectively, and the weighted average interest rates were 5.55% and 5.66%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2024 and December 31, 2023 amounted to $16.8 million and $13.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Contractual Maturity	March 31, 2024	December 31, 2023
Within 30 days	$667,429	$505,446
Over 30 days to 90 days	1,389,932	1,263,000
Over 90 days	—	93,617
Total	$2,057,361	$1,862,063

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$640,426	$582,627	2.75%	2059
Residential loan securitizations at fair value (4)	528,534	497,141	5.28%	2029 - 2068
Residential loan securitizations at amortized cost	1,123,696	1,108,594	3.73%	2026 - 2062
Total collateralized debt obligations	$2,292,656	$2,188,362

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations at amortized cost	1,292,015	1,276,780	4.00%	2026 - 2062
Total collateralized debt obligations	$1,944,948	$1,870,517

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. The following table presents a summary of CDO interest rate step-up features as of March 31, 2024 (dollar amounts in thousands):

Outstanding Balance	Step-Up	Step-Up Date	Additional Step-Up	Additional Step-Up Date
$389,685	3.00%	August 2024 - July 2025	1.00%	August 2025 - July 2026
$721,455	1.00%, 1.50%, or 2.00%	May 2024 - December 2026	N/A	N/A

(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and issued by residential loan securitizations completed after January 1, 2024 (see Note 16).

The Company's CDOs as of March 31, 2024 had stated maturities as follows:

Year ending December 31,	Total
2024	$—
2025	—
2026	45,738
2027	222,888
2028	—
Thereafter	2,024,030
Total	$2,292,656

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

As of March 31, 2024, the Company had $100.0 million aggregate principal amount of its Senior Unsecured Notes outstanding. Costs related to the issuance of the Senior Unsecured Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $1.7 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

The Company did not exercise its redemption right prior to April 30, 2024. No sinking fund is provided for the Senior Unsecured Notes. The Senior Unsecured Notes are senior unsecured obligations of the Company that are structurally subordinated in right of payment to the Company's subordinated debentures.

As of March 31, 2024, the Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of March 31, 2024 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of March 31, 2024, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 3, 2024, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of March 31, 2024 and December 31, 2023, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the three months ended March 31, 2024, one joint venture equity investment entered into a debt restructuring agreement with the senior lender for its mortgage payable. As part of the agreement, the required strike price of the interest rate cap agreement related to the mortgage payable increased and a portion of interest payments will be deferred until the maturity date. The restructuring did not result in a change in the carrying amount of the mortgage payable and no gain was recorded.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
March 31, 2024	$879,354	$855,217	$(4,474)	$850,743	2024 - 2032	6.57%
December 31, 2023	810,047	789,053	(4,632)	784,421	2024 - 2032	6.41%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. In December 2023 and March 2024, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and the associated mortgages payable on real estate are included in mortgages payable on real estate, net on the accompanying condensed consolidated balance sheets as of the respective dates. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the applicable entities, as required by loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of March 31, 2024, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2024	$53,615
2025	386,175
2026	126,595
2027	—
2028	—
2029	244,796
Thereafter	189,036
$1,000,217

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2024, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The Company's interest rate swaps, credit default swaps and U.S. Treasury futures are classified as Level 2 fair values and are measured using valuations reported by the respective central clearing houses. The derivatives are presented net of variation margin payments pledged or received.

The Company's options are classified as Level 2 fair values and are measured using prices obtained from the counterparty.

The Company obtains additional third-party valuations for interest rate swaps, credit default swaps, U.S. Treasury futures, interest rate cap agreements and option contracts. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

Fair value for CDOs issued by the Company's residential loan securitizations is determined by the valuation process for investment securities available for sale as described in d. above and, as such, are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$640,729	$640,729	$—	$—	$827,535	$827,535
Consolidated SLST	—	—	738,126	738,126	—	—	754,860	754,860
Residential loans held in securitization trusts	—	—	1,724,250	1,724,250	—	—	1,501,908	1,501,908
Investment securities available for sale:
Agency RMBS	—	2,217,485	—	2,217,485	—	1,989,324	—	1,989,324
Non-Agency RMBS	—	23,855	—	23,855	—	24,493	—	24,493
Multi-family loans	—	—	91,905	91,905	—	—	95,792	95,792
Equity investments	—	—	137,943	137,943	—	—	147,116	147,116
Derivative assets:
Interest rate caps (1) (2)	—	7,123	—	7,123	—	6,510	—	6,510
Options (2)	—	20	—	20	—	—	—	—
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Assets of disposal group held for sale (3)	—	740	—	740	—	2,960	—	2,960
Total	$—	$2,249,223	$3,332,953	$5,582,176	$—	$2,023,287	$3,327,211	$5,350,498
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$582,627	$582,627	$—	$—	$593,737	$593,737
Residential loan securitizations	—	497,141	—	497,141	—	—	—	—
Derivative liabilities:
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$497,141	$582,627	$1,079,768	$—	$—	$593,737	$593,737

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(3)Includes derivative assets classified as Level 2 instruments in the amount of $0.7 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively.
(4)All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures outstanding are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative assets of $30.9 million and derivative liabilities of $23.9 million netted against a net variation margin of $7.0 million as of March 31, 2024. Includes derivative liabilities of $40.5 million netted against derivative assets of $13.1 million and a variation margin of $27.4 million as of December 31, 2023. See Note 10 for additional information.

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$3,327,211
Total losses (realized/unrealized)
Included in earnings	(2,924)	(138)	(1,773)	(2,137)	(2,037)	(9,009)
Transfers out (1)	(18,180)	—	(2,886)	—	—	(21,066)
Transfer to securitization trust, net (2)	(370,804)	—	370,804	—	—	—
Paydowns/Distributions	(62,718)	(16,596)	(152,806)	(1,750)	(7,136)	(241,006)
Sales	(22,204)	—	(6,708)	—	—	(28,912)
Purchases	290,024	—	15,711	—	—	305,735
Balance at the end of period	$640,729	$738,126	$1,724,250	$91,905	$137,943	$3,332,953

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the three months ended March 31, 2024, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	Three Months Ended March 31, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total (losses)/gains (realized/unrealized)
Included in earnings	(599)	15,121	33,041	2,889	3,451	1,060	54,963
Transfers out (1)	(93)	—	(233)	—	—	—	(326)
Transfer to securitization trust, net (2)	(86,110)	—	86,110	—	—	—	—
Funding/Contributions	—	—	—	6,420	15,528	—	21,948
Paydowns/Distributions	(141,355)	(13,550)	(130,911)	(1,534)	(7,577)	—	(294,927)
Sales	(166)	—	—	—	—	—	(166)
Purchases	67,939	—	20,582	—	—	—	88,521
Balance at the end of period	$921,000	$829,153	$1,624,703	$95,309	$191,148	$10,070	$3,671,383

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the three months ended March 31, 2023, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$593,737	$634,495
Total gains (realized/unrealized)
Included in earnings	1,396	14,511
Paydowns	(12,506)	(10,493)
Balance at the end of period	$582,627	$638,513

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

March 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,164,114	Discounted cash flow	Lifetime CPR	4.8%	—	-	56.5%
			Lifetime CDR	0.7%	—	-	22.1%
			Loss severity	11.9%	—	-	100.0%
			Yield	7.6%	5.1%	-	43.2%

	$200,865	Liquidation model	Annual home price appreciation/(depreciation)	0.2%	—	-	13.6%
			Liquidation timeline (months)	18	9	-	50
			Property value	$2,064,802	$14,000	-	$12,750,000
			Yield	7.5%	7.5%	-	26.9%

Consolidated SLST (3)	$738,126		Liability price	N/A

Total	$3,103,105

Multi-family loans (1)	$91,905	Discounted cash flow	Discount rate	12.2%	11.0%	-	20.5%
			Months to assumed redemption	31	2	-	54
			Loss severity	—

Equity investments (1) (2)	$102,478	Discounted cash flow	Discount rate	14.0%	13.0%	-	15.5%
			Months to assumed redemption	20	5	-	52
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$582,627	Discounted cash flow	Yield	5.9%	5.0%	-	10.0%
			Collateral prepayment rate	6.1%	2.6%	-	7.0%
			Collateral default rate	1.3%	—	-	8.6%
			Loss severity	21.1%	10.8%	-	51.3%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At March 31, 2024, the fair value of investment securities we own in Consolidated SLST amounts to $151.2 million.

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

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2024 and 2023, respectively, for our Level 3 assets and liabilities held as of March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Assets
Residential loans:
Residential loans (1)	$(8,303)	$(3,320)
Consolidated SLST (1)	506	15,807
Residential loans held in securitization trusts (1)	(4,362)	30,077
Multi-family loans (1)	(4,777)	453
Equity investments (2)	(6,161)	(2,577)
Equity investments in disposal group held for sale (2)	—	1,060
Liabilities
Consolidated SLST CDOs (1)	(542)	(13,508)

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in (loss) income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$226,939	$226,939	$187,107	$187,107
Residential loans	Level 3	3,103,105	3,103,105	3,084,303	3,084,303
Investment securities available for sale	Level 2	2,241,340	2,241,340	2,013,817	2,013,817
Multi-family loans	Level 3	91,905	91,905	95,792	95,792
Equity investments	Level 3	137,943	137,943	147,116	147,116
Derivative assets	Level 2	7,143	7,143	6,510	6,510
Derivative assets in disposal group held for sale	Level 2	740	740	2,960	2,960
Financial Liabilities:
Repurchase agreements	Level 2	2,512,008	2,512,008	2,471,113	2,471,113
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	1,108,594	1,082,924	1,276,780	1,237,531
Residential loan securitizations at fair value	Level 2	497,141	497,141	—	—
Consolidated SLST	Level 3	582,627	582,627	593,737	593,737
Subordinated debentures	Level 3	45,000	28,518	45,000	32,137
Senior unsecured notes	Level 2	98,299	95,861	98,111	94,952
Mortgages payable on real estate	Level 3	850,743	825,042	784,421	761,194
Mortgages payable on real estate in disposal group held for sale	Level 3	119,640	118,669	378,386	377,735

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

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,164,414 shares issued and outstanding as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 19,177 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.3 million, including fees and commissions paid to the broker, representing an average repurchase price of $16.64 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.1 million during the three months ended March 31, 2023. As of March 31, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2023 through March 31, 2024:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
March 13, 2024	April 1, 2024	April 15, 2024	$0.50	$0.4921875	$0.4296875	$0.43750
December 14, 2023	January 1, 2024	January 15, 2024	0.50	0.4921875	0.4296875	0.43750
September 11, 2023	October 1, 2023	October 15, 2023	0.50	0.4921875	0.4296875	0.43750
June 6, 2023	July 1, 2023	July 15, 2023	0.50	0.4921875	0.4296875	0.43750
March 9, 2023	April 1, 2023	April 15, 2023	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 91,231,039 and 90,675,403 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 377,508 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.56 per common share.

As of March 31, 2024, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2023 through March 31, 2024:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	$0.20
Fourth Quarter 2023	December 14, 2023	December 26, 2023	January 26, 2024	0.20
Third Quarter 2023	September 11, 2023	September 21, 2023	October 26, 2023	0.30
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	0.30
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.40

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2024 and 2023. As of March 31, 2024, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On March 29, 2019, the Company entered into an equity distribution agreement (the "Preferred Equity Distribution Agreement"), most recently amended on March 2, 2022, with a sales agent, pursuant to which the Company may offer and sell shares of its Preferred Stock, having a maximum aggregate gross sales price of up to $149.1 million from time to time through the sales agent. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three months ended March 31, 2024 and 2023. As of March 31, 2024, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

18. (Loss) Earnings Per Common Share

The Company calculates basic (loss) earnings per common share by dividing net (loss) income attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted (loss) earnings per common share takes into account the effect of dilutive instruments, such as performance share units ("PSUs") and restricted stock units ("RSUs"), and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended March 31, 2024 the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the three months ended March 31, 2023, certain of the PSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs vest according to the respective PSU and RSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. During the three months ended March 31, 2023, the RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted earnings per common share.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(57,901)	$20,863
Less: Preferred Stock dividends	(10,439)	(10,484)
Plus: Gain on repurchase of Preferred Stock	—	142
Net (loss) income attributable to Company's common stockholders	$(68,340)	$10,521
Basic weighted average common shares outstanding	91,117	91,314
Basic (Loss) Earnings per Common Share	$(0.75)	$0.12

Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Company	$(57,901)	$20,863
Less: Preferred Stock dividends	(10,439)	(10,484)
Plus: Gain on repurchase of Preferred Stock	—	142
Net (loss) income attributable to Company's common stockholders	$(68,340)	$10,521
Weighted average common shares outstanding	91,117	91,314
Net effect of assumed PSUs vested	—	358
Diluted weighted average common shares outstanding	91,117	91,672
Diluted (Loss) Earnings per Common Share	$(0.75)	$0.11

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

Of the common stock authorized at March 31, 2024, 6,161,318 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of March 31, 2024. The Company’s employees have been issued 1,543,880 shares of restricted stock under the 2017 Plan as of March 31, 2024. At March 31, 2024, there were 616,752 shares of non-vested restricted stock outstanding, 1,109,884 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 194,211 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2023, 6,249,922 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 301,472 shares under the 2017 Plan as of December 31, 2023. The Company’s employees had been issued 1,204,781 shares of restricted stock under the 2017 Plan as of December 31, 2023. At December 31, 2023, there were 524,570 shares of non-vested restricted stock outstanding, 1,802,352 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 351,974 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a) Restricted Common Stock Awards

During the three months ended March 31, 2024 and 2023, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.9 million and $1.0 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the three months ended March 31, 2024 and 2023, respectively, is presented below:

	2024		2023
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	524,570	$13.57	526,074	$16.34
Granted	342,628	8.23	275,248	12.36
Vested	(246,917)	13.90	(244,015)	18.18
Forfeited	(3,529)	11.33	(6,771)	13.04
Non-vested shares as of March 31	616,752	$10.45	550,536	$13.57
Restricted stock granted during the period	342,628	$8.23	275,248	$12.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2024 and 2023, the Company had unrecognized compensation expense of $5.8 million and $6.8 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at March 31, 2024 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the three months ended March 31, 2024 and 2023 was approximately $2.1 million and $3.0 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

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

The PSUs include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three months ended March 31, 2024 and 2023 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2024 and 2023, respectively, is presented below:

	2024		2023
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	905,825	$18.12	786,577	$23.06
Vested	(350,886)	22.31	(201,978)	28.18
Non-vested target PSUs as of March 31	554,939	$15.47	584,599	$21.29

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the three months ended March 31, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,577 shares of common stock during the three months ended March 31, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2024 and 2023, there was $4.1 million and $4.6 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2024 is expected to be recognized over a weighted average period of 1.5 years. Compensation expense related to the PSUs was $0.8 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three months ended March 31, 2024 and 2023 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2024 and 2023, respectively, is presented below:

	2024		2023
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	351,974	$11.65	263,708	$16.11
Vested	(157,763)	12.45	(131,094)	17.40
Forfeited	—	—	(13,550)	14.76
Non-vested RSUs as of March 31	194,211	$10.99	119,064	$14.83

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the three months ended March 31, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. During the three months ended March 31, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2024 and 2023, there was $1.8 million and $1.5 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2024 is expected to be recognized over a weighted average period of 1.6 years. Compensation expense related to the RSUs was $0.3 million for the three months ended March 31, 2024 and 2023.

20. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit) expense for the three months ended March 31, 2024 and 2023, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Current income tax expense	$163	$187
Deferred income tax benefit	(274)	(171)
Total income tax (benefit) expense	$(111)	$16

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of March 31, 2024 and December 31, 2023, respectively, are as follows (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforward	$8,777	$7,128
Capital loss carryover	25,397	19,597
GAAP/Tax basis differences	6,275	2,989
Deferred tax assets	40,449	29,714
Less: Valuation allowance	(36,287)	(25,204)
Net deferred tax assets (1)	4,162	4,510
Deferred tax liabilities
GAAP/Tax basis differences	1,391	2,012
Deferred tax liabilities (2)	1,391	2,012
Total net deferred tax asset	$2,771	$2,498

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2024, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $25.8 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of March 31, 2024, the Company, through its wholly-owned TRSs, had also incurred approximately $74.5 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2029 if they are not offset by future capital gains.

At March 31, 2024, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $11.1 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest income
Residential loans
Residential loans	$11,689	$16,954
Consolidated SLST	8,127	8,733
Residential loans held in securitization trusts	26,931	24,721
Total residential loans	46,747	50,408
Investment securities available for sale	32,903	3,169
Multi-family loans	2,642	2,436
Other	1,600	1,123
Total interest income	83,892	57,136
Interest expense
Repurchase agreements	39,153	13,068
Collateralized debt obligations
Consolidated SLST	5,801	6,315
Residential loan securitizations	18,376	17,376
Total collateralized debt obligations	24,177	23,691
Senior unsecured notes	1,626	1,614
Subordinated debentures	1,073	962
Total interest expense	66,029	39,335
Net interest income	$17,863	$17,801

22. Other (Loss) Income

The following table details the components of the Company's other (loss) income for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Preferred equity and mezzanine loan premiums resulting from early redemption	$98	$—
Gain on sale of real estate	134	—
Gain on de-consolidation of joint venture equity investment in Consolidated VIE	50	—
(Loss) gain on extinguishment of collateralized debt obligations and mortgages payable on real estate	(692)	1,170
Provision for uncollectible accounts receivable (1)	(3,207)	—
Miscellaneous income	25	105
Total other (loss) income	$(3,592)	$1,275

(1)As of March 31, 2024, the Company recorded a provision for uncollectible accounts receivable for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

23. Subsequent Events

In April 2024, the Company exercised its right to an optional redemption of one of its residential loan securitizations with an outstanding principal balance of $45.7 million at the time of redemption and returned the assets held by the trust to the Company.

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
•our ability to maintain our qualification as a real estate investment trust ("REIT") for federal tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•impairments in the value of the collateral underlying our investments;
•our ability to manage or hedge credit risk, interest rate risk, and other financial and operational risks;
•our exposure to liquidity risk, risks associated with the use of leverage, and market risks; and
•risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the market for Agency RMBS, non-Agency RMBS, ABS and CMBS securities, residential loans, structured multi-family investments and other mortgage-, residential housing- and credit-related assets.

These and other risks, uncertainties and factors, including the risk factors described in our most recent Annual Report on Form 10-K, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Portfolio Update

During the three months ended March 31, 2024, we continued to purchase Agency RMBS and selectively pursue new single-family residential loans. Our investment activity was offset primarily by prepayments, redemptions and distributions. The following table presents the activity for our investment portfolio for the three months ended March 31, 2024 (dollar amounts in thousands):

	December 31, 2023	Acquisitions (1)	Repayments (2)	Sales	Transfers from Disposal Group Held for Sale (3)	Fair Value Changes and Other (4)	March 31, 2024
Residential loans	$2,329,443	$305,735	$(215,524)	$(28,912)	$—	$(25,763)	$2,364,979
Investment securities
Agency RMBS	1,989,324	297,553	(35,841)	—	—	(33,551)	2,217,485
Non-Agency RMBS	24,493	—	—	—	—	(638)	23,855
Total investment securities available for sale	2,013,817	297,553	(35,841)	—	—	(34,189)	2,241,340
Consolidated SLST (5)	157,154	—	(4,380)	—	—	(1,535)	151,239
Total investment securities	2,170,971	297,553	(40,221)	—	—	(35,724)	2,392,579
Preferred equity investments, mezzanine loans and equity investments	242,908	—	(5,000)	—	—	(8,060)	229,848
Equity investments in consolidated multi-family properties (6)	211,214	4,453	(320)	—	(658)	(25,159)	189,530
Equity investments in disposal group held for sale (3)	36,815	—	(1,166)	(50)	658	(13,947)	22,310
Single-family rental properties	151,885	433	—	(757)	—	(2,501)	149,060
Total investment portfolio	$5,143,236	$608,174	$(262,231)	$(29,719)	$—	$(111,154)	$5,348,306

(1)Includes draws funded for business purpose bridge loans and existing joint venture equity investments and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. As of March 31, 2024, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. In March 2024 and December 2023, the Company determined that certain joint venture equity investments that were previously reported in assets and liabilities of disposal group held for sale no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to equity investments in consolidated multi-family properties or equity investments, at fair value, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, transfers within investment categories and net loss from real estate attributable to the Company.

(5)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, respectively, follows (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Residential loans, at fair value	$738,126	$754,860
Deferred interest (a)	(4,260)	(3,969)
Less: Collateralized debt obligations, at fair value	(582,627)	(593,737)
Consolidated SLST investment securities owned by NYMT	$151,239	$157,154

(a)Included in other liabilities on our condensed consolidated balance sheets.

(6)See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have sought to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through our proprietary sourcing channels. Building scale in the portfolio and momentum in investment activity was challenging in the months following the March 2020 market disruption, in large part due to the market’s increasing demand for credit assets coupled with our portfolio’s elevated prepayment and redemption activity. We managed to capitalize on more opportunities in our areas of investment focus from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the markets entered into a period of heightened interest rate volatility and credit spread widening due to the Federal Reserve's actions to attempt to subdue inflation. The Federal Reserve ultimately increased the federal funds target rate by a combined 525 bps during 2022 through July of 2023, which was the fastest pace of increases in history. In response, we chose to significantly curtail our investment activity and pipeline late in the second quarter of 2022 shortly after the Federal Reserve's first rate hike of this cycle, allowing a significant portion of our portfolio to run-off through the first quarter of 2023. By adopting this approach, we endeavored to conserve capital, preserve liquidity and limit what we believed was material credit risk from investments underwritten to peak real estate valuations in 2022. Beginning in the second quarter of 2023, we began stabilizing our investment portfolio holdings through greater investment activity, particularly in assets with less price sensitivity to credit deterioration that could expand our interest income levels, like Agency RMBS. We believe that Agency RMBS is a compelling asset class to invest in over the near term, as the sector is trading at historically wide spread levels resulting from volatility in interest rates and reduced demand from regional banks and the Federal Reserve. Recognizing that a recession call was premature, but still concerned about market liquidity due to, among other things, growing commercial real estate risks, we also remained selective in adding credit-related assets in our portfolio. Over the course of the past four quarters, we have experienced solid momentum in our portfolio acquisition activities and increased adjusted interest income, a supplemental non-GAAP financial measure, by more than 50% as compared to the same period last year. On a net basis, our investment portfolio increased by approximately $1.3 billion during 2023 and $205.1 million in the first quarter of 2024, with repayments received from our short-duration business purpose loans, opportunistic sales of residential loans and investment securities and impairments offsetting some of our investment activity.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to our targeted assets. In 2023, joint venture entities in which we held a common equity interest sold five multi-family properties, representing total net equity investments of $43.2 million and recognizing a net gain attributable to the Company totaling $1.7 million. Throughout most of 2023, certain of the multi-family properties held by our joint venture equity investments experienced declines in estimated fair value primarily due to widening cap rates and lower net operating income driven, in large part, by higher interest and operating expenses at the properties. In December 2023, we suspended the marketing of nine joint venture equity investments that were held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. In the first quarter of 2024, we exited one additional joint venture equity investment and suspended the marketing of one joint venture equity investment. As of March 31, 2024, we continue to market for sale our joint venture equity investments in three multi-family properties. We can provide no assurance of the timing or success of our ultimate exit from our joint venture equity investments in multi-family properties or that the value of our interests in joint ventures will not decline further.

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

As of March 31, 2024, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "— Capital Allocation") increased to 1.7x and 1.6x, respectively, from 1.6x and 1.5x, respectively, as of December 31, 2023. While our recourse financing leverage remains low relative to historical levels, the increase is primarily due to the financing of our highly liquid Agency RMBS. As of March 31, 2024, 56% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 46% of that debt collateralized by Agency RMBS and 10% collateralized by residential credit assets. The remaining 44% has no exposure to collateral repricing by our counterparties. Although we expect our leverage to move higher as we expand our holding of Agency RMBS, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio. We believe that this will allow us to better manage our liquidity risk and better insulate our business from extreme market dislocations. To this end, we completed two new, non-recourse securitizations of residential loans and redeemed an existing residential loan securitization during the quarter, reducing our debt subject to mark-to-market margin calls from 58% at the end of 2023 to 56% at the end of the first quarter of 2024.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets capable of rebuilding our interest income that have less price sensitivity to credit deterioration, such as Agency RMBS. We expect to remain selective in acquiring single-family and multi-family residential credit assets in anticipation of near-term market dislocation that may lead to superior total return opportunities and remain committed to prudently managing our liabilities. We believe these actions, combined with our strong balance sheet and cash position, will better position us to deploy capital in the market cycles ahead. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

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

Financial markets experienced continued positive performance while mortgage-related asset markets were challenged by inflation data, among other factors, during the first quarter of 2024. The Dow Jones Industrial Average grew 5.6% in the first quarter of 2024, and the Nasdaq Composite Index grew 9.1% in the first quarter of 2024. However, interest rate and monetary policy uncertainty, inflation and geopolitical instability cautioned some economic outlooks. We anticipate that due to uncertainty related to persistent inflation, interest rates, monetary policy and the upcoming U.S. presidential election in November 2024, markets and the pricing for many of our assets will continue to experience volatility in the remainder of 2024.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in the first quarter of 2024 with real gross domestic product (“GDP”) increasing by 1.6% (advanced estimate) annualized rate, as compared to the annualized 3.4% GDP growth in the fourth quarter of 2023 and annualized 2.2% GDP growth in the first quarter of 2023. The first quarter 2024 GDP increase marks seven straight quarters of GDP growth. As GDP growth continued in early 2024 and inflation remains persistently above the Federal Reserve’s target of two percent, uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments.

The U.S. labor market remained tight and fluctuated little throughout the first quarter of 2024. According to the U.S. Department of Labor, the U.S. unemployment rate was 3.8% at the end of March 2024, finishing slightly up from the unemployment rate of 3.7% as of the end of December 2023. The number of unemployed persons increased by 0.4 million year-over-year to 6.4 million as of March 2024. There continues to be a wide disparity between the number of available job openings, 8.8 million as of the end of February 2024, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of March 2024, average hourly earnings for all employees on non-farm payrolls rose 4.1% year-over-year.

Changing expectations with respect to the Federal Reserve’s actions regarding the target range for the federal funds rate have driven interest rates higher and contributed to an uncertain interest rate environment. From March 2022 through July 2023, the Federal Reserve raised the target range for the federal funds rate a total of 5.25%, bringing the target range for the federal funds rate to its highest level in over 22 years and where it stands as of April 24, 2024. The Federal Reserve raised interest rates in an effort to rein in inflation as the Consumer Price Index (the “CPI”) maintained multi-decade highs above 6% throughout 2022 and into February of 2023. A trend of decelerating inflation emerged at the end of 2022, and a 3.0% rise in the CPI from June 2022 to June 2023 marked the smallest increase in inflation since March 2021. However, since June 2023, the deceleration in inflation appears to have stalled with the CPI rising between 3.1% and 3.7% in each month from July 2023 to March 2024, year-over-year. Despite such trends in inflation, the pricing of federal funds futures at the start of 2024 indicated that financial markets expected several cuts to the target range for the federal funds rate in 2024. Nevertheless, the pricing of such federal funds futures as of first quarter-end indicated that financial markets now expect fewer rate cuts in 2024. Additionally, statements from the Federal Reserve contributed to dampened expectations of the number of rate cuts, if any, in 2024. In March 2024, the Federal Reserve reaffirmed that its monetary policy seeks to achieve inflation that averages two percent over time and stated that it does not expect rate cuts to the federal funds target range will be appropriate until inflation is moving “sustainably toward two percent.” Higher interest rates may put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally.

The fears of an economic recession in the U.S. that were prevalent last year have receded in connection with the consistent U.S. GDP growth seen in 2023, although some economists and market commentators have expressed lower expectations for U.S. GDP growth in 2024. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” An April 2024 survey of economists by the Wall Street Journal indicated that the respondents believed that the probability of a recession in the next twelve months is at 29%, the lowest probability indicated by the Wall Street Journal’s survey since April 2022. The economists surveyed by the Wall Street Journal attribute the diminished likelihood of a recession in the next twelve months to productivity growth and the economy’s ability to withstand higher interest rates, as indicated by the GDP growth seen in 2023 despite the Federal Reserve’s raises to the target range for the federal funds rate. However, some economists surveyed by the Wall Street Journal indicated that, while they believed a recession was less likely in the coming year, they are concerned that economic growth could stagnate due to elevated inflation and the Federal Reserve’s actions to control such inflation. An economic recession or stagnating economic growth may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Over the course of the first quarter of 2024, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for January 2024 showed that, on average, home prices increased 6.6% for the 20-City Composite over January 2023. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in March 2024 were down 4.3% month-over-month and 3.7% year-over-year. NAR also reported that the median existing-home sales price for all housing types in March 2024 was $393,500, up 4.8% from $375,300 in March 2023. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,069,000 for the three months ended March 31, 2024, as compared to 943,083 for the year ended December 31, 2023. Overall, existing home inventory for sale at the end of March 2024 amounted to 3.2 months of supply, up from 2.9 months of supply in February 2024, according to the NAR. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was up 0.71% year-over-year to 7.1% as of April 18, 2024. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 331,667 for the three months ended March 31, 2024, as compared to 458,583 for the year ended December 31, 2023. According to RealPage Analytics (“RealPage”), rents for professionally managed apartments grew modestly in the first quarter of 2024 with rents growing 30 basis points in January and 20 basis points in each of February and March. RealPage noted that, while apartment demand remains high, asking rents were likely dampened by the increased supply from the completion of approximately 136,000 apartment units in the first quarter of 2024, which, according to RealPage, is the largest volume of apartment unit completions the U.S. has ever received in a single quarter. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

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

Credit Spreads. Investment grade and high-yield credit spreads both tightened over the course of the first quarter of 2024 with investment grade spreads finishing 10 basis points lower than the start of the first quarter of 2024 and high-yield spreads finishing 24 basis points lower than the start of the first quarter of 2024. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. Driven in part by the Federal Reserve’s increases to the federal funds rate and speculation about the Federal Reserve’s strategy with regard to future rate hikes, the Treasury curve inverted in July 2022 and has remained inverted ever since. On March 28, 2024, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 39 basis points, as compared to a negative 35 basis point spread on December 29, 2023. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it rolls off its balance sheet to $95 billion each month. As of April 17, 2024, the Federal Reserve held about $7.4 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Then, from March 2022 through July 2023, the Federal Reserve increased the federal funds rate eleven times to bring the target range for the federal funds rate to 5.25% to 5.50% where it remained as of April 24, 2024. In March 2024, the Federal Reserve stated that it remains highly attentive to inflation risks as it evaluates its monetary policy, including any potential changes to the target range for the federal funds range. There is a lack of consensus among market commentators regarding whether they expect the Federal Reserve to cut the target range for the federal funds rate in 2024 or whether they expect the Federal Reserve to hold the target range for the federal funds rate higher for longer. However, as reflected on the “dot plot” included in the projection materials from the Federal Reserve’s March 2024 meeting, most Federal Reserve officials expect the target range for the federal funds rate to be lowered below its current level by the end of 2024, with many of the officials expecting the target range to reach a level between 4.50% and 4.75% by the end of 2024. But, this plotting of the Federal Reserve officials’ expected target range for the federal funds rate as of March 2024 indicates divided thoughts among Federal Reserve officials as to how many, if any, decreases to the target range are appropriate.

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

First Quarter 2024 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2024 (dollar amounts in thousands, except per share data):

Three Months Ended March 31, 2024
Net loss attributable to Company's common stockholders	$(68,340)
Net loss attributable to Company's common stockholders per share (basic)	$(0.75)
Undepreciated loss (1)	$(62,014)
Undepreciated loss per common share (1)	$(0.68)
Comprehensive loss attributable to Company's common stockholders	$(68,336)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.75)
Yield on average interest earning assets (1) (2)	6.38%
Interest income	$83,892
Interest expense	$66,029
Net interest income	$17,863
Net interest spread (1) (3)	1.31%
Book value per common share at the end of the period	$10.21
Adjusted book value per common share at the end of the period (1)	$11.51
Economic return on book value (4)	(7.96)%
Economic return on adjusted book value (5)	(7.50)%
Dividends per common share	$0.20

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

Key Developments During First Quarter 2024

Investing Activities

•Purchased approximately $297.6 million of Agency RMBS with an average coupon of 5.8%.

•Purchased approximately $305.7 million in residential loans with an average gross coupon of 10.7%.

Financing Activities

•Completed a securitization of business purpose loans, resulting in approximately $223.2 million in net proceeds to us after deducting expenses associated with the transaction. We utilized a portion of the net proceeds to repay approximately $136.6 million on outstanding repurchase agreements related to residential loans.

•Redeemed a residential loan securitization with an outstanding balance of approximately $147.6 million at the time of redemption and completed a new securitization of residential loans, resulting in approximately $273.7 million of net proceeds to us after deducting expenses associated with the transaction. We also utilized a portion of the net proceeds to repay approximately $60.3 million on outstanding repurchase agreements related to residential loans.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2024 and December 31, 2023, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands).

At March 31, 2024:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,103,105	$—	$—	$3,103,105
Consolidated SLST CDOs	(582,627)	—	—	(582,627)
Investment securities available for sale	2,241,340	—	—	2,241,340
Multi-family loans	—	91,905	—	91,905
Equity investments	—	102,478	35,465	137,943
Equity investments in consolidated multi-family properties (1)	—	189,530	—	189,530
Equity investments in disposal group held for sale (2)	—	22,310	—	22,310
Single-family rental properties	149,060	—	—	149,060
Total investment portfolio carrying value	4,910,878	406,223	35,465	5,352,566
Liabilities:
Repurchase agreements	(2,512,008)	—	—	(2,512,008)
Residential loan securitization CDOs	(1,605,735)	—	—	(1,605,735)
Senior unsecured notes	—	—	(98,299)	(98,299)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	156,560	—	219,846	376,406
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(36,489)	—	(36,489)
Other	93,454	(3,642)	(35,997)	53,815
Net Company capital allocated	$1,043,149	$366,092	$76,015	$1,485,256

Company Recourse Leverage Ratio (4)				1.7x
Portfolio Recourse Leverage Ratio (5)				1.6x

(1)Represents the Company's equity investments in consolidated multi-family properties that are not in disposal group held for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(2)Represents the Company's equity investments in consolidated equity investments in multi-family properties that are held for sale in disposal group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(3)Excludes cash in the amount of $16.9 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $163.8 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.

(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $90.7 million, Consolidated SLST CDOs amounting to $582.6 million, residential loan securitization CDOs amounting to $1.6 billion and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $970.4 million as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2023:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,084,303	$—	$—	$3,084,303
Consolidated SLST CDOs	(593,737)	—	—	(593,737)
Investment securities available for sale	2,013,817	—	—	2,013,817
Multi-family loans	—	95,792	—	95,792
Equity investments	—	109,962	37,154	147,116
Equity investments in consolidated multi-family properties (1)	—	211,214	—	211,214
Equity investments in disposal group held for sale (2)	—	36,815	—	36,815
Single-family rental properties	151,885	—	—	151,885
Total investment portfolio carrying value	4,656,268	453,783	37,154	5,147,205
Liabilities:
Repurchase agreements	(2,471,113)	—	—	(2,471,113)
Residential loan securitization CDOs	(1,276,780)	—	—	(1,276,780)
Senior unsecured notes	—	—	(98,111)	(98,111)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	139,562	—	175,468	315,030
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(30,062)	—	(30,062)
Other	74,716	(1,352)	(34,921)	38,443
Net Company capital allocated	$1,122,653	$422,369	$34,590	$1,579,612

Company Recourse Leverage Ratio (4)				1.6x
Portfolio Recourse Leverage Ratio (5)				1.5x

(1)Represents the Company's equity investments in consolidated multi-family properties that are not in disposal group held for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(2)Represents the Company's equity investments in consolidated equity investments in multi-family properties that are held for sale in disposal group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(3)Excludes cash in the amount of $21.3 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $143.5 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.

(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $149.7 million, Consolidated SLST CDOs amounting to $593.7 million, residential loan securitization CDOs amounting to $1.3 billion and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling to $1.2 billion as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

Results of Operations

The following discussion provides information regarding our results of operations for the three months ended March 31, 2024 and 2023, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2024 are greater or less than the results from the respective period in 2023. Unless otherwise specified, references in this section to increases or decreases in 2024 refer to the change in results for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

The following table presents the main components of our net (loss) income for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023	$ Change
Interest income	$83,892	$57,136	$26,756
Interest expense	66,029	39,335	26,694
Net interest income	17,863	17,801	62
Net loss from real estate	(16,369)	(8,951)	(7,418)
Total other (loss) income	(57,323)	25,081	(82,404)
General and administrative expenses	13,054	12,683	371
Portfolio operating expenses	11,287	7,070	4,217
(Loss) income from operations before income taxes	(80,170)	14,178	(94,348)
Income tax (benefit) expense	(111)	16	(127)
Net loss attributable to non-controlling interests	22,158	6,701	15,457
Net (loss) income attributable to Company	(57,901)	20,863	(78,764)
Preferred stock dividends	(10,439)	(10,484)	45
Gain on repurchase of preferred stock	—	142	(142)
Net (loss) income attributable to Company's common stockholders	(68,340)	10,521	(78,861)
Basic (loss) income per common share	$(0.75)	$0.12	$(0.87)
Diluted (loss) income per common share	$(0.75)	$0.11	$(0.86)

Interest Income and Interest Expense

During the three months ended March 31, 2024, interest income increased primarily due to increased investment in Agency RMBS, partially offset by a decrease in interest income from business purpose loans due to paydowns. The increase in interest expense during the three months ended March 31, 2024 was due primarily to an increase in repurchase agreement financing of our Agency RMBS portfolio and additional securitization financings completed in 2024.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Income from real estate	$38,076	$41,746	$(3,670)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(20,769)	(22,478)	1,709
Depreciation expense on operating real estate	(11,149)	(6,039)	(5,110)
Amortization of lease intangibles related to operating real estate	(1,427)	—	(1,427)
Other real estate expenses	(21,100)	(22,180)	1,080
Total expenses related to real estate	(54,445)	(50,697)	(3,748)
Net loss from real estate	$(16,369)	$(8,951)	$(7,418)
The increase in net loss from real estate in 2024 was primarily due to 1) an increase in depreciation expense related to operating real estate as a result of the reclassification of multi-family real estate assets owned by entities in which we have joint venture equity investments from held for sale to held and used in the fourth quarter of 2023 and 2) a decrease in rental income as a result of the sale or de-consolidation of six multi-family real estate assets owned by entities in which we had joint venture equity investments since March 31, 2023. The increase in net loss was partially offset by a decrease in interest expense on mortgages payable and a decrease in operating expenses due to aforementioned sales or de-consolidation of multi-family real estate assets.

Other (Loss) Income

Realized (Losses) Gains, Net

The following table presents the components of realized (losses) gains, net recognized for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Residential loans and real estate owned	$(10,164)	$1,081	$(11,245)
Investment securities	(369)	—	(369)
Total realized (losses) gains, net	$(10,533)	$1,081	$(11,614)

During the three months ended March 31, 2024, the Company recognized $10.2 million of net realized losses primarily related to losses incurred on foreclosed properties and losses recognized on the sale of certain performing and non-performing residential loans. The Company also recognized net realized losses of $0.4 million on write-downs of non-Agency RMBS. During the three months ended March 31, 2023, the Company recognized $1.1 million of net realized gains related to our residential loan portfolio, primarily as a result of loan prepayments.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Residential loans	$(2,968)	$29,247	$(32,215)
Consolidated SLST	(36)	2,299	(2,335)
CDOs at fair value	1,637	—	1,637
Preferred equity and mezzanine loan investments	(4,777)	452	(5,229)
Investment securities	(33,246)	853	(34,099)
Total unrealized (losses) gains, net	$(39,390)	$32,851	$(72,241)

We recognized $39.4 million in net unrealized losses for the three months ended March 31, 2024, largely due to increases in interest rates, which primarily impacted the pricing of our Agency RMBS. The Company recognized $32.9 million in net unrealized gains for the three months ended March 31, 2023, primarily due to yield tightening that impacted the pricing of our credit assets, particularly our residential loans and first loss subordinated securities we own in Consolidated SLST.

Gains (Losses) on Derivative Instruments, Net

The following table presents the components of gains (losses) on derivative investments, net for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Unrealized gains (losses) on derivative instruments	$45,034	$(4,362)	$49,396
Realized gains on derivative instruments	4,177	—	4,177
Total gains (losses) on derivative instruments, net	$49,211	$(4,362)	$53,573

We recognized $45.0 million of unrealized gains on derivative instruments for the three months ended March 31, 2024 due to an increase in interest rates, which resulted in higher valuations of our interest rate swaps and interest rate caps. The Company also recognized $4.2 million in realized gains on the termination of interest rate swaps and net coupon payments received on interest rate swaps during the three months ended March 31, 2024.

We recognized $4.4 million of unrealized losses on derivative instruments for the three months ended March 31, 2023 due to lower valuations of our interest rate swaps and interest rate caps.

(Loss) Income from Equity Investments

The following table presents the components of (loss) income from equity investments for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Preferred return on preferred equity investments accounted for as equity	$3,517	$5,313	$(1,796)
Unrealized gains on preferred equity investments accounted for as equity	86	638	(552)
(Loss) income from unconsolidated joint venture equity investments in multi-family properties	(4,050)	1,060	(5,110)
Loss from entity that originates residential loans	(1,689)	(2,500)	811
Total (loss) income from equity investments	$(2,136)	$4,511	$(6,647)

Income from equity investments decreased during the three months ended March 31, 2024, primarily due to decreases in the fair value of unconsolidated joint venture equity investments in multi-family properties and a decrease in preferred return on preferred equity investments as a result of redemptions since March 31, 2023.

Impairment of Real Estate

The following table presents impairment of real estate for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Impairment of real estate	$(36,247)	$(10,275)	$(25,972)

During the three months ended March 31, 2024, we recognized impairment losses on certain multi-family real estate assets due to lower valuations driven by a decrease in net operating income estimates and wider cap rates. We also recognized impairment losses on certain single-family rental properties transferred to held for sale during the quarter as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the years ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Loss on reclassification of disposal group	$(14,636)	$—	$(14,636)

In March 2024, we suspended the marketing of one joint venture equity investment, determined that it no longer met the criteria to be classified as held for sale and transferred the assets and liabilities of the Consolidated VIE to their respective categories on the accompanying condensed consolidated balance sheets as of March 31, 2024. As a result of this transfer, we adjusted the carrying value of the long-lived assets in the Consolidated VIE to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $14.6 million loss on reclassification of disposal group during the three months ended March 31, 2024.

Other (Loss) Income

The following table presents the components of other (loss) income for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Preferred equity and mezzanine loan premiums resulting from early redemption	$98	$—	$98
Gain on sale of real estate	134	—	134
Gain on de-consolidation of joint venture equity investment in Consolidated VIE	50	—	50
(Loss) gain on extinguishment of collateralized debt obligations and mortgages payable on real estate	(692)	1,170	(1,862)
Provision for uncollectible accounts receivable	(3,207)	—	(3,207)
Miscellaneous income	25	105	(80)
Total other (loss) income	$(3,592)	$1,275	$(4,867)

The net decrease in other income in 2024 is primarily due 1) the recording of a provision for uncollectible accounts receivable for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds and 2) loss recognized on the extinguishment of collateralized debt obligations related to the redemption of a residential loan securitization during the period.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$9,273	$9,367	$(94)
Professional fees	1,624	1,251	373
Other	2,157	2,065	92
Total general and administrative expenses	$13,054	$12,683	$371

The increase in general and administrative expenses in 2024 is primarily related to an increase in non-recurring professional fees and consulting fees.

	Three Months Ended March 31,
	2024	2023	$ Change
Portfolio operating expenses	$7,742	$7,070	$672
Residential loan securitization transaction costs	3,545	—	3,545
Total portfolio operating expenses	$11,287	$7,070	$4,217

The increase in portfolio operating expenses in 2024 can primarily be attributed to debt issuance costs related to residential loan securitization CDOs issued during the quarter that are expensed as incurred as a result of the fair value option election.

Comprehensive (Loss) Income

The main components of comprehensive (loss) income for the three months ended March 31, 2024 and 2023, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(68,340)	$10,521	$(78,861)
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities
Non-Agency RMBS	—	591	(591)
Total	—	591	(591)
Reclassification adjustment for net loss included in net loss	4	—	4
TOTAL OTHER COMPREHENSIVE INCOME	4	591	(587)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(68,336)	$11,112	$(79,448)

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of March 31, 2024, all of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three months ended March 31, 2024 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2024
	Amount	Shares	Per Share (1)
Beginning Balance	$1,025,502	90,675	$11.31
Common stock issuance, net (2)	(1,196)	556
Balance after share activity	1,024,306	91,231	11.23
Adjustment of redeemable non-controlling interest to estimated redemption value	(6,428)		(0.07)
Dividends and dividend equivalents declared	(18,396)		(0.20)
Net change in accumulated other comprehensive loss:
Investment securities available for sale (3)	4		—
Net loss attributable to Company's common stockholders	(68,340)		(0.75)
Ending Balance	$931,146	91,231	$10.21

(1)Outstanding shares used to calculate book value per common share for the three months ended March 31, 2024 are 91,231,039.
(2)Includes amortization of stock based compensation.
(3)The net increase relates to the reclassification of unrealized loss to net loss during the period.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income, yield on average interest earning assets, average financing cost and net interest spread for the three months ended March 31, 2024 and 2023, respectively (dollar amounts in thousands):
Three Months Ended March 31, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$75,426	$2,665	$—	$78,091
Adjusted Interest Expense (1)	(48,762)	—	(3,134)	(51,896)
Adjusted Net Interest Income (Loss) (1)	$26,664	$2,665	$(3,134)	$26,195

Average Interest Earning Assets (3)	$4,798,871	$95,382	$1,000	$4,895,253
Average Interest Bearing Liabilities (4)	$3,895,156	$—	$219,298	$4,114,454

Yield on Average Interest Earning Assets (1) (5)	6.29%	11.18%	—	6.38%
Average Financing Cost (1) (6)	(5.03)%	—	(5.75)%	(5.07)%
Net Interest Spread (1) (7)	1.26%	11.18%	(5.75)%	1.31%

Three Months Ended March 31, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$47,204	$3,569	$48	$50,821
Adjusted Interest Expense (1)	(30,407)	—	(2,547)	(32,954)
Adjusted Net Interest Income (Loss) (1)	$16,797	$3,569	$(2,499)	$17,867

Average Interest Earning Assets (3)	$3,132,910	$123,671	$1,806	$3,258,387
Average Interest Bearing Liabilities (4)	$2,150,130	$—	$145,000	$2,295,130

Yield on Average Interest Earning Assets (1) (5)	6.03%	11.54%	10.63%	6.24%
Average Financing Cost (1) (6)	(5.74)%	—	(7.20)%	(5.83)%
Net Interest Spread (1) (7)	0.29%	11.54%	3.43%	0.41%

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
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements, residential loan securitization CDOs, senior unsecured notes and subordinated debentures and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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

Adjusted interest income increased by approximately $27.3 million from the prior period, primarily due to an increase in average interest earnings assets driven by increased investment in Agency RMBS since March 31, 2023. Yield on average interest earnings assets also increased, primarily due to an increase in the average coupon rate of business purpose loans acquired since the end of the prior period.

Adjusted interest expense increased from the prior period as a result of increased repurchase agreement financing obtained on Agency RMBS. Average financing cost decreased in 2024 however, primarily due to the benefit of our in-the-money interest rate swaps in the current period.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income to adjusted net interest income for the three months ended March 31, 2024 and 2023, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2024				2023
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$81,227	$2,665	$—	$83,892	$53,519	$3,569	$48	$57,136
GAAP interest expense	(61,740)	—	(4,289)	(66,029)	(36,759)	—	(2,576)	(39,335)
GAAP total net interest income (loss)	$19,487	$2,665	$(4,289)	$17,863	$16,760	$3,569	$(2,528)	$17,801

GAAP interest income	$81,227	$2,665	$—	$83,892	$53,519	$3,569	$48	$57,136
Adjusted for:
Consolidated SLST CDO interest expense	(5,801)	—	—	(5,801)	(6,315)	—	—	(6,315)
Adjusted interest income	$75,426	$2,665	$—	$78,091	$47,204	$3,569	$48	$50,821

GAAP interest expense	$(61,740)	$—	$(4,289)	$(66,029)	$(36,759)	$—	$(2,576)	$(39,335)
Adjusted for:
Consolidated SLST CDO interest expense	5,801	—	—	5,801	6,315	—	—	6,315
Net interest benefit of interest rate swaps	7,177	—	1,155	8,332	37	—	29	66
Adjusted interest expense	$(48,762)	$—	$(3,134)	$(51,896)	$(30,407)	$—	$(2,547)	$(32,954)

Adjusted net interest income (loss) (1)	$26,664	$2,665	$(3,134)	$26,195	$16,797	$3,569	$(2,499)	$17,867

(1)Adjusted net interest income is calculated by subtracting adjusted interest expense from adjusted interest income.

Undepreciated (Loss) Earnings

Undepreciated (loss) earnings is a supplemental non-GAAP financial measure defined as GAAP net (loss) income attributable to Company's common stockholders excluding the Company's share in depreciation expense and lease intangible amortization expense, if any, related to operating real estate, net for which an impairment has not been recognized. By excluding these non-cash adjustments from our operating results, we believe that the presentation of undepreciated (loss) earnings provides a consistent measure of our operating performance and useful information to investors to evaluate the effective net return on our portfolio. In addition, we believe that presenting undepreciated (loss) earnings enables our investors to measure, evaluate, and compare our operating performance to that of our peers.

A reconciliation of net (loss) income attributable to Company's common stockholders to undepreciated (loss) earnings for the three months ended March 31, 2024 and 2023, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to Company's common stockholders	$(68,340)	$10,521
Add:
Depreciation expense on operating real estate	6,326	2,120
Undepreciated (loss) earnings	$(62,014)	$12,641

Weighted average shares outstanding - basic	91,117	91,314
Undepreciated (loss) earnings per common share	$(0.68)	$0.14

Adjusted Book Value Per Common Share

Adjusted book value per common share is a supplemental non-GAAP financial measure calculated by making the following adjustments to GAAP book value: (i) exclude the Company's share of cumulative depreciation and lease intangible amortization expenses related to real estate held at the end of the period for which an impairment has not been recognized, (ii) exclude the cumulative adjustment of redeemable non-controlling interests to estimated redemption value and (iii) adjust our amortized cost liabilities that finance our investment portfolio to fair value.

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

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our condensed consolidated financial statements. However, unlike our use of the fair value option for the assets in our investment portfolio, certain CDOs issued by our residential loan securitizations, senior unsecured notes and subordinated debentures that finance our investment portfolio assets are carried at amortized cost in our condensed consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a useful measure for investors and us as it provides a consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of March 31, 2024 and December 31, 2023, respectively, is presented below (amounts in thousands, except per share data):

	March 31, 2024	December 31, 2023
Company's stockholders' equity	$1,485,256	$1,579,612
Preferred stock liquidation preference	(554,110)	(554,110)
GAAP book value	931,146	1,025,502
Add:
Cumulative depreciation expense on real estate (1)	24,451	21,801
Cumulative amortization of lease intangibles related to real estate (1)	13,000	14,897
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	36,489	30,062
Adjustment of amortized cost liabilities to fair value	44,590	55,271
Adjusted book value	$1,049,676	$1,147,533

Common shares outstanding	91,231	90,675
GAAP book value per common share (2)	$10.21	$11.31
Adjusted book value per common share (3)	$11.51	$12.66

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. There have been no material changes to our critical accounting estimates as previously described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our critical accounting estimates and the possible effects of changes in estimates on our consolidated financial statements, please see Part II., Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

As of March 31, 2024, we had approximately $7.4 billion of total assets. Included in this amount is approximately $741.0 million of assets held in Consolidated SLST and $1.2 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2023, we had approximately $7.4 billion of total assets. Included in this amount is approximately $757.8 million of assets held in Consolidated SLST and $1.5 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Acquired residential loans	$2,364,979	$2,329,443
Consolidated SLST	738,126	754,860
Total	$3,103,105	$3,084,303

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

The following tables detail our acquired residential loans by strategy at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,591	$614,765	$588,062	634	54%	5.1%
Performing residential loan strategy	2,707	617,479	531,369	716	59%	4.0%
Business purpose bridge loan strategy	1,831	971,218	940,623	736	64%	10.0%
Business purpose rental loan strategy	1,247	332,318	304,925	748	69%	5.3%
Total	10,376	$2,535,780	$2,364,979

	December 31, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,687	$626,316	$601,239	630	60%	5.1%
Performing residential loan strategy	2,803	642,320	548,736	717	62%	4.0%
Business purpose bridge loan strategy	1,720	919,990	896,988	735	65%	9.6%
Business purpose rental loan strategy	1,111	311,663	282,480	749	68%	5.1%
Total	10,321	$2,500,289	$2,329,443
(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	March 31, 2024	December 31, 2023
50% or less	12.3%	13.6%
>50% - 60%	10.7%	10.9%
>60% - 70%	22.2%	22.4%
>70% - 80%	31.1%	29.5%
>80% - 90%	12.5%	11.8%
>90% - 100%	5.7%	6.0%
>100%	5.5%	5.8%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2024	December 31, 2023
550 or less	8.8%	9.1%
551 to 600	7.6%	7.9%
601 to 650	7.9%	8.3%
651 to 700	15.6%	15.6%
701 to 750	24.7%	24.0%
751 to 800	28.2%	28.0%
801 and over	7.2%	7.1%
Total	100.0%	100.0%

Current Coupon	March 31, 2024	December 31, 2023
3.00% or less	7.2%	7.6%
3.01% - 4.00%	15.7%	16.5%
4.01% - 5.00%	19.9%	20.9%
5.01% - 6.00%	8.7%	9.3%
6.01% - 7.00%	7.2%	7.2%
7.01% - 8.00%	7.0%	8.1%
8.01% and over	34.3%	30.4%
Total	100.0%	100.0%

Delinquency Status	March 31, 2024	December 31, 2023
Current	87.5%	88.0%
31 – 60 days	2.5%	2.2%
61 – 90 days	1.7%	1.0%
90+ days	8.3%	8.8%
Total	100.0%	100.0%

Origination Year	March 31, 2024	December 31, 2023
2007 or earlier	21.7%	22.4%
2008 - 2016	4.3%	4.4%
2017 - 2020	14.8%	15.7%
2021	16.3%	19.3%
2022	18.6%	21.4%
2023	16.1%	16.8%
2024	8.2%	—%
Total	100.0%	100.0%

As of March 31, 2024 and December 31, 2023, The Company had an investment in an entity that originates residential loans. The Company purchased $40.8 million and $16.0 million of residential loans from the entity during the three months ended March 31, 2024 and 2023, respectively.

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

Our investment in Consolidated SLST as of March 31, 2024 and December 31, 2023 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the securitization with an aggregate net carrying value of $151.2 million and $157.2 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands, except current average loan size):

	March 31, 2024	December 31, 2023
Current fair value	$738,126	$754,860
Current unpaid principal balance	$875,562	$892,546
Number of loans	5,733	5,813
Current average loan size	$152,723	$153,543
Weighted average original loan term (in months) at purchase	352	352
Weighted average LTV at purchase	68%	68%
Weighted average credit score at purchase	702	701

Current Coupon:
3.00% or less	2.5%	2.5%
3.01% – 4.00%	38.4%	38.5%
4.01% – 5.00%	39.5%	39.5%
5.01% – 6.00%	11.9%	11.8%
6.01% and over	7.7%	7.7%

Delinquency Status:
Current	72.4%	72.6%
31 - 60	12.7%	12.9%
61 - 90	5.4%	5.0%
90+	9.5%	9.5%

Origination Year:
2005 or earlier	31.1%	31.1%
2006	15.6%	15.7%
2007	21.6%	21.5%
2008 or later	31.7%	31.7%

Geographic state concentration (greater than 5.0%):
California	10.7%	10.7%
Florida	10.1%	10.3%
New York	10.0%	10.0%
New Jersey	7.6%	7.6%
Illinois	7.2%	7.2%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements

As of March 31, 2024, the Company had repurchase agreements with five third-party financial institutions to finance residential loans, real estate owned and single-family rental properties. As of March 31, 2024, the Company's only repurchase agreement exposure where the amount of collateral at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 6.39%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
March 31, 2024	$2,225,000	$456,038	$(1,391)	$454,647	$607,904	7.91%	12.82
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $103.0 million, a weighted average rate of 8.12%, and weighted average months to maturity of 12 months as of March 31, 2024. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023.
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
(3)Includes residential loans and real estate owned with an aggregate fair value of $466.5 million and single-family rental properties with a net carrying value of $141.4 million as of March 31, 2024. Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2024, 2023 and 2022 for our repurchase agreements secured by residential loans and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2024	$437,826	$456,038	$456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $152.5 million and $275.0 million, respectively, as of March 31, 2024. As of December 31, 2023, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $158.4 million and $315.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4)	$640,426	$582,627	2.75%	2059
Residential loan securitizations at fair value (4)	$528,534	$497,141	5.28%	2029 - 2068
Residential loan securitizations at amortized cost	$1,123,696	$1,108,594	3.73%	2026 - 2062

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations at amortized cost	$1,292,015	$1,276,780	4.00%	2026 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. The following table presents a summary of CDO interest rate step-up features as of March 31, 2024 (dollar amounts in thousands):

Outstanding Balance	Step-Up	Step-Up Date	Additional Step-Up	Additional Step-Up Date
$389,685	3.00%	August 2024 - July 2025	1.00%	August 2025 - July 2026
$721,455	1.00%, 1.50%, 2.00%	May 2024 - December 2026	N/A	N/A

(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and issued by residential loan securitizations completed after January 1, 2024.

Investment Securities

At March 31, 2024, our investment securities portfolio included Agency RMBS and non-Agency RMBS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2024, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of March 31, 2024 as compared to December 31, 2023 is primarily due to purchases of Agency RMBS during the period partially offset by a decrease in the fair value of Agency RMBS due to increases in interest rates.

The following tables summarize our investment securities portfolio as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,008,771	$2,015,078	$14,390	$(6,812)	$2,022,656	5.86%	5.78%	$1,820,331
Adjustable rate	146,980	145,369	1,741	—	147,110	5.47%	5.46%	137,819
IO	1,204,503	62,222	—	(14,503)	47,719	0.72%	13.90%	33,335
Total Agency RMBS	3,360,254	2,222,669	16,131	(21,315)	2,217,485	3.94%	5.98%	1,991,485
Non-Agency RMBS
Subordinated	7,830	7,198	—	(4,035)	3,163	3.92%	4.53%	—
IO	368,390	14,249	6,443	—	20,692	1.47%	28.86%	—
Total Non-Agency RMBS	376,220	21,447	6,443	(4,035)	23,855	1.52%	20.67%	—
Total - AFS	$3,736,474	$2,244,116	$22,574	$(25,350)	$2,241,340	3.69%	6.13%	$1,991,485
Consolidated SLST
Non-Agency RMBS
Subordinated	$233,636	$184,929	$—	$(49,843)	$135,086	4.46%	4.18%	$60,457
IO	137,234	17,091	—	(938)	16,153	3.50%	8.22%	—
Total Non-Agency RMBS	370,870	202,020	—	(50,781)	151,239	4.10%	4.53%	60,457
Total - Consolidated SLST	$370,870	$202,020	$—	$(50,781)	$151,239	4.10%	4.53%	$60,457
Total Investment Securities	$4,107,344	$2,446,136	$22,574	$(76,131)	$2,392,579	3.73%	5.99%	$2,051,942

	December 31, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$1,756,343	$1,761,138	$21,581	$(1,829)	$1,780,890	5.74%	5.64%	$1,602,695
Adjustable rate	149,052	147,460	1,741	—	149,201	5.48%	5.35%	137,084
IO	1,139,828	52,623	6,813	(203)	59,233	0.76%	14.81%	31,657
Total Agency RMBS	3,045,223	1,961,221	30,135	(2,032)	1,989,324	4.34%	5.79%	1,771,436
Non-Agency RMBS
Senior	35	35	—	(4)	31	3.65%	3.60%	—
Subordinated	8,164	7,526	—	(4,281)	3,245	4.61%	7.39%	—
IO	375,563	14,571	6,646	—	21,217	1.63%	27.42%	—
Total Non-Agency RMBS	383,762	22,132	6,646	(4,285)	24,493	1.70%	20.27%	—
Total - AFS	$3,428,985	$1,983,353	$36,781	$(6,317)	$2,013,817	3.64%	6.20%	$1,771,436
Consolidated SLST
Non-Agency RMBS
Subordinated	$238,017	$189,962	$—	$(49,684)	$140,278	4.44%	4.01%	$55,881
IO	139,914	17,937	—	(1,061)	16,876	3.50%	7.43%	—
Total Non-Agency RMBS	377,931	207,899	—	(50,745)	157,154	4.09%	4.32%	55,881
Total - Consolidated SLST	$377,931	$207,899	$—	$(50,745)	$157,154	4.09%	4.32%	$55,881
Total Investment Securities	$3,806,916	$2,191,252	$36,781	$(57,062)	$2,170,971	3.74%	5.80%	$1,827,317

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.
(3)Outstanding repurchase agreements as of March 31, 2024 and December 31, 2023 do not include $5.4 million and $34.7 million, respectively, of repurchase agreement financing for CDOs repurchased from our residential loan securitizations. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of March 31, 2024, Agency RMBS with a fair value of $35.0 million were pledged as initial margin for outstanding interest rate swaps.

Investment Securities Financing

Repurchase Agreements

As of March 31, 2024, the Company had $2.1 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of March 31, 2024, the Company's only repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity was to Bank of America at 5.02%. As of March 31, 2024, the weighted average interest rate for repurchase agreements secured by investment securities was 5.55%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2024, 2023 and 2022 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2024	$2,078,041	$2,057,361	$2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

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

As of March 31, 2024, one preferred equity investment was greater than 90 days delinquent. In response to recent developments with respect to the property, its financing and market conditions, the Company reduced the fair value of this investment to zero as of March 31, 2024. This investment represents 1.6% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	20	$192,713	$197,975	12.42%	4.0
Preferred equity investment in Consolidated VIE (4)	1	14,103	14,128	13.50%	7.8
Total	21	$206,816	$212,103	12.50%	4.3

	December 31, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	21	$200,034	$200,690	12.40%	4.2
Preferred equity investment in Consolidated VIE (4)	1	11,706	11,732	13.50%	8.0
Total	22	$211,740	$212,422	12.46%	4.4
(1)Preferred equity investments in the amounts of $91.9 million and $95.8 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Preferred equity investments in the amounts of $100.8 million and $104.2 million are included in equity investments on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, respectively, is shown below (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,600	$1,300
Real estate, net	54,003	54,439
Lease intangible, net (a)	951	2,378
Other assets	4,893	4,722
Total assets	61,447	62,839

Mortgage payable on real estate, net	45,112	45,142
Other liabilities	1,531	2,403
Total liabilities	46,643	47,545

Non-controlling interest in Consolidated VIE	701	3,588
Preferred equity investment in Consolidated VIE	$14,103	$11,706

(1)Included in other assets in the accompanying condensed consolidated balance sheets.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$50,901	24.0%	13.1%	82%	1.08x
Texas	6	45,625	21.5%	12.0%	93%	1.30x
Utah	1	22,347	10.5%	12.0%	69%	N/A	(3)
Arizona	1	18,449	8.7%	14.0%	86%	1.22x
Tennessee	1	14,736	7.0%	11.0%	90%	1.07x
Other	9	60,045	28.3%	12.5%	83%	1.31x
Total	21	$212,103	100.0%	12.5%	84%	1.26x

	December 31, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	4	$55,753	26.3%	13.0%	77%	1.27x
Texas	6	42,854	20.2%	11.9%	92%	1.21x
Utah	1	21,970	10.3%	12.0%	68%	N/A	(3)
Arizona	1	17,811	8.4%	14.0%	85%	0.45x	(4)
Tennessee	1	14,525	6.8%	11.0%	90%	1.27x
Other	9	59,509	28.0%	12.5%	83%	1.36x
Total	22	$212,422	100.0%	12.5%	83%	1.24x

(1)Represents the weighted average LTV utilizing combined senior and mezzanine loans and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are subject to a senior construction loan agreement.
(3)Not applicable as the underlying property is under construction.
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

In December 2023 and March 2024, certain of the joint venture equity investments in multi-family properties were determined to no longer meet held for sale criteria and either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity were transferred to their respective categories or equity investments, at fair value, respectively, on the accompanying condensed consolidated balance sheets. See Note 9 for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $197.7 million and $236.3 million as of March 31, 2024 and December 31, 2023, respectively.

A reconciliation of our net equity investments in Consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, respectively, is shown below (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$14,325	$15,612
Real estate, net (1)	1,005,161	979,934
Lease intangible, net (2)	951	2,378
Assets of disposal group held for sale (3)	146,363	426,017
Other assets	30,728	34,657
Total assets	$1,197,528	$1,458,598

Mortgages payable on real estate, net (4)	$850,743	$784,421
Liabilities of disposal group held for sale (3)	122,318	386,024
Other liabilities	15,163	21,797
Total liabilities	$988,224	$1,192,242

Redeemable non-controlling interest in Consolidated VIEs	$20,128	$28,061
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(36,489)	(30,062)
Non-controlling interest in Consolidated VIEs	12,089	17,150
Non-controlling interest in disposal group held for sale	1,736	3,178
Net equity investment (5)	$211,840	$248,029
Less: Net equity in preferred equity investment in Consolidated VIE (6)	(14,103)	(11,706)
Net equity investment in Consolidated JVs and disposal group held for sale	$197,737	$236,323

(1)Includes real estate held for sale in the amount of $36.2 million as of March 31, 2024.
(2)Included in other assets in the accompanying condensed consolidated balance sheets.
(3)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.

(4)See Note 14 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(5)The Company's net equity investment as of March 31, 2024 consists of $189.5 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $22.3 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2023 consists of $211.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $36.8 million of net equity investments in disposal group held for sale.
(6)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company owns equity interests in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following tables summarize our unconsolidated multi-family joint venture equity investments as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

March 31, 2024
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,670

December 31, 2023
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$5,720

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of March 31, 2024, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $175.4 million consists of ten joint venture equity investments in multi-family properties and a combined preferred equity and common equity investment in one joint venture entity that do not meet the criteria to be classified as held for sale. One of the joint venture entities has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $20.1 million as of March 31, 2024.

The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of March 31, 2024 and December 31, 2023, respectively, are shown below (dollar amounts in thousands):

March 31, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$51,241	36.9%
Florida	6	50% - 95%	$34,010	24.5%
South Carolina	2	67% - 70%	$14,290	10.3%
Alabama	2	70% - 80%	$12,291	8.9%
Kentucky	1	70%	$11,692	8.4%
Tennessee	2	65% - 70%	$7,707	5.6%

December 31, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Florida	5	50% - 95%	$56,607	33.4%
Texas	5	70%	$49,727	29.4%
Tennessee	2	65% - 70%	$18,131	10.7%
South Carolina	2	67% - 70%	$13,561	8.0%
Alabama	2	70% - 80%	$11,737	6.9%
Kentucky	1	70%	$10,979	6.5%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of March 31, 2024.

Market	Property Count	Occupancy %		Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	91.7%		240	$1,740	77.5%
Beaufort, SC	1	93.1%		248	1,558	71.8%
Birmingham, AL	1	93.7%		429	1,333	75.9%
Brandon, FL	1	82.8%		285	1,613	77.8%
Collierville, TN	1	85.8%		324	1,514	87.5%
Columbia, SC	1	93.5%		276	1,184	83.3%
Dallas, TX	2	92.8%		401	1,888	83.4%
Houston, TX	2	93.6%		392	1,181	77.6%
Kissimmee, FL	1	89.1%		320	1,785	77.7%
Little Rock, AR	1	95.0%		202	1,326	87.9%
Louisville, KY	1	93.7%		300	1,397	82.6%
Memphis, TN	1	66.5%	(3)	242	1,087	75.0%
Montgomery, AL	1	89.7%		252	1,004	77.0%
Oklahoma City, OK	2	87.5%		957	776	76.0%
Orlando, FL	1	93.6%		220	1,579	76.4%
San Antonio, TX	2	91.2%		684	1,278	85.9%
St. Petersburg, FL	1	96.6%		326	2,467	71.9%
Tampa, FL	1	80.8%		400	1,701	77.6%
Webster, TX	1	90.2%		366	961	78.2%
Total Count/Average	23	89.5%		6,864	$1,382	78.8%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the most recent appraisal.
(3)Property incurred a loss due to fire, affecting occupancy until units are returned to service.

Property Data for Joint Venture Equity Investments in Multi-Family Properties in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of March 31, 2024.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Birmingham, AL	1	92.4%	264	$1,703	66.6%
Fort Myers, FL	1	91.1%	338	1,534	78.1%
Pensacola, FL	1	88.3%	240	1,419	76.2%
Total Count/Average	3	90.7%	842	$1,556	74.0%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investment in Entity that Originates Residential Loans

As of March 31, 2024 and December 31, 2023, the Company had an investment in an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. The following table summarizes our ownership interest in the entity that originates residential loans as of March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

		March 31, 2024		December 31, 2023
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC	Residential Loans	50%	$35,465	50%	$37,154
Total			$35,465		$37,154

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also pursue forward-settling purchases or sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company elected not to apply hedge accounting for its derivative instruments.
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
The Company has equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price, U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.

Debt

The Company's debt as of March 31, 2024 included senior unsecured notes and subordinated debentures.

Senior Unsecured Notes

As of March 31, 2024, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes (the "Senior Unsecured Notes") outstanding, due on April 30, 2026. The Senior Unsecured Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's Senior Unsecured Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of March 31, 2024, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 9.41% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at March 31, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	177,697	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,418	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,585	71,585
Common stock	912	907
Additional paid-in capital	2,289,452	2,297,081
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,340,553)	(1,253,817)
Company's stockholders' equity	$1,485,256	$1,579,612

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending March 31, 2025) and long-term (beyond March 31, 2025) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

Since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. Beginning in the year ended December 31, 2023, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the investments in our portfolio of credit investments, and have utilized mark-to-market repurchase agreement financing to fund that expansion. As of March 31, 2024, the Company’s portfolio recourse leverage ratio of 1.6x, remains low relative to historical levels. As of March 31, 2024, 56% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 46% collateralized by Agency RMBS and 10% collateralized by residential credit assets. The remaining 44% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At March 31, 2024, we had $212.6 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs), $151.1 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), and $186.8 million of unencumbered residential loans.

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

Cash Flows and Liquidity for the Three Months Ended March 31, 2024

During the three months ended March 31, 2024, net cash, cash equivalents and restricted cash increased by $60.1 million.

Cash Flows Used in Operating Activities

We used net cash flows in operating activities totaling $13.1 million during the three months ended March 31, 2024. Our cash flow used in operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate and loss on reclassification of disposal group).

Cash Flows Used in Investing Activities

During the three months ended March 31, 2024, our net cash flows used in investing activities were $254.0 million, primarily as a result of purchases of investment securities and residential loans and capital expenditures on real estate. This was partially offset by principal repayments received on residential loans and investment securities, net proceeds from the sale of residential loans and real estate, return of capital from equity investments, net variation margin received for derivative instruments and net payments received from derivative instruments.

Although we generally intend to hold our assets as long-term investments, we may sell certain of these assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. We cannot predict the timing and impact of future sales of assets, if any.

Because a portion of our assets are financed through repurchase agreements or CDOs, a portion of the proceeds from any sales of or principal repayments on our assets may be used to repay balances under these financing sources. Accordingly, all or a significant portion of cash flows from principal repayments received from residential loans, including residential loans held in Consolidated SLST, and proceeds from sales or principal paydowns received from investment securities available for sale were used to repay CDOs issued by the respective Consolidated VIEs or repurchase agreements (included as cash used in financing activities). Additionally, a significant portion of cash flows from the sale of real estate held in Consolidated VIEs, if any, were used to repay outstanding mortgages payable on real estate held in Consolidated VIEs.

Cash Flows From Financing Activities

During the three months ended March 31, 2024, our net cash flows provided by financing activities were $327.2 million. The main sources of cash flows from financing activities were proceeds from issuance of CDOs and proceeds from repurchase agreements related to our investment securities. This was partially offset by paydowns on and extinguishment of CDOs and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of March 31, 2024, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At March 31, 2024, we had longer-term repurchase agreements with initial terms of up to two years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties. The outstanding financing under three of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. We have entered into or amended repurchase agreements with three new and existing counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of March 31, 2024, we had an aggregate amount at risk under repurchase agreements secured by residential loans, real estate owned and single-family rental properties of approximately $151.9 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of March 31, 2024, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of March 31, 2024, we had $212.6 million included in cash and cash equivalents and $151.1 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of March 31, 2024 included $66.0 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $85.1 million of Agency RMBS.

At March 31, 2024, the Company had $100.0 million aggregate principal amount of Senior Unsecured Notes outstanding. The Senior Unsecured Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the Senior Unsecured Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and are expected to mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the Senior Unsecured Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the Senior Unsecured Notes. The Company's Senior Unsecured Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

At March 31, 2024, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.6 billion. We had eleven Company-sponsored securitizations with CDOs outstanding as of March 31, 2024. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of March 31, 2024, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and Senior Unsecured Notes divided by our total stockholders' equity, was approximately 1.7 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale. As of March 31, 2024, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 1.6 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We may use interest rate swaps, interest rate caps, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. We may also use TBAs or other futures contracts to hedge interest rate and market value risk associated with our investment portfolio.

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

With respect to interest rate swaps, credit default swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company had no securities offerings during the three months ended March 31, 2024.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three months ended March 31, 2024. As of March 31, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024. As of March 31, 2024, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequent periodic reports filed with the SEC.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of March 31, 2024 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(50,950)
+100	$(25,450)
-100	$25,365
-200	$50,669
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of March 31, 2024. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
While this table reflects the estimated impact of interest rate changes on the static portfolio, we actively manage our portfolio and continuously make adjustments to the size and composition of our asset and derivative hedge portfolios and interest-bearing liabilities. Actual results could differ significantly from those estimated in the table.

Interest rate changes may also impact our GAAP book value and adjusted book value as many of our assets and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage-related assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes may be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on our assets and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate GAAP book value and adjusted book value increase or decline. In addition, changes in interest rates could also have an impact on net operating income generated by our consolidated multi-family properties which consequently could have an impact on valuation of underlying real estate.

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022, 2023 and the first quarter of 2024. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

We are subject to “margin call” risk on a portion of our repurchase agreements and certain derivative instruments. In the event the value of our assets pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all.

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

We seek to manage credit risk through our pre-acquisition or pre-funding due diligence process, and by factoring projected credit losses into the purchase price we pay or loan terms we negotiate for all of our credit sensitive assets. In general, we evaluate relative valuation, supply and demand trends, prepayment rates, delinquency and default rates, vintage of collateral and macroeconomic factors as part of this process. Nevertheless, these procedures provide no assurance that we will not experience unanticipated credit losses which would materially affect our operating results. We also manage credit risk with credit default swaps on corporate bond indices (CDX) for which the Company buys credit protection and pays periodic payments at fixed rates to credit protection sellers, in return for compensation for default (or similar credit event) by a reference index.

Current inflationary pressures have caused, and a possible economic recession or stagnation in the U.S. in the near future may cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income and adjusted net interest income from multi-family loans, residential loans, and our RMBS investments and rental income and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

Investments in non-Agency RMBS, CMBS and ABS also contain credit risk. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and loss across different scenarios. In addition, we are exposed to credit risk in our Mezzanine Lending and equity investments in owners of multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2024 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our portfolio as of March 31, 2024, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Percentage Change in Portfolio Fair Value (1)
(basis points)	(dollar amounts in thousands)
+200	$(130,566)	(2.91)%
+100	$(71,584)	(1.59)%
Base		—
-100	$85,828	1.91%
-200	$120,941	2.69%
(1)Includes residential loans, Mezzanine Lending investments, investment securities, derivatives and residential loan securitizations at fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I., Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. Subject to applicable securities laws, repurchases of the Company's common stock under the common stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. Shares of the Company's common stock repurchased by us under the common stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of March 31, 2024, $193.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

Preferred Stock

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq.

During the three months ended March 31, 2024, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of March 31, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

3.7
Articles Supplementary classifying and designating 2,460,000 additional shares of the Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.8
Articles Supplementary classifying and designating 2,650,000 additional shares of the Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2019).

3.9
Articles Supplementary classifying and designating the Company's 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series E Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 15, 2019).

3.10
Articles Supplementary classifying and designating 3,000,000 additional shares of the Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2019).

3.11
Articles Supplementary classifying and designating the Company’s 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”) (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 6, 2021).

3.12
Articles Supplementary reclassifying and designating 6,600,000 authorized but unissued shares of the Series C Preferred Stock as additional shares of undesignated preferred stock, $0.01 par value per share, of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2021).

3.13
Articles Supplementary classifying and designating 2,000,000 additional shares of the Series F Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021).

3.14
Articles Supplementary classifying and designating the Company’s 7.000% Series G Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”) (Incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 23, 2021).

3.15
Articles Supplementary reclassifying and designating 6,000,000 authorized but unissued shares of the Series B Preferred Stock as additional shares of undesignated preferred stock, $0.01 par value per share, of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2021).

3.16
Articles Supplementary classifying and designating 2,000,000 additional shares of the Series G Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2022).

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

10.1*†	Form of 2024 Performance Stock Unit Award Agreement.

10.2*†	Form of 2024 Restricted Stock Unit Award Agreement.

10.3*†	The Company's 2024 Annual Incentive Plan.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 3, 2024	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2024	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)