Form 10-Q
period 2024-06-30
NEW YORK MORTGAGE TRUST INC
filed 2024-08-02
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ	Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ	Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ	Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTL	NASDAQ	Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTZ	NASDAQ	Stock Market
9.125% Senior Notes due 2029	NYMTI	NASDAQ	Stock Market

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on July 31, 2024 was 90,579,449.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Residential loans, at fair value	$3,503,191	$3,084,303
Investment securities available for sale, at fair value	2,672,079	2,013,817
Multi-family loans, at fair value	92,997	95,792
Equity investments, at fair value	142,915	147,116
Cash and cash equivalents	235,514	187,107
Real estate, net	879,931	1,131,819
Assets of disposal group held for sale	373,538	426,017
Other assets	328,718	315,357
Total Assets (1)	$8,228,883	$7,401,328
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$2,952,289	$2,471,113
Collateralized debt obligations ($1,577,111 at fair value and $972,389 at amortized cost, net as of June 30, 2024 and $593,737 at fair value and $1,276,780 at amortized cost, net as of December 31, 2023)	2,549,500	1,870,517
Senior unsecured notes ($60,000 at fair value and $98,492 at amortized cost, net as of June 30, 2024 and $98,111 at amortized cost, net as of December 31, 2023)	158,492	98,111
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	592,919	784,421
Liabilities of disposal group held for sale	340,138	386,024
Other liabilities	125,794	118,016
Total liabilities (1)	6,764,132	5,773,202

Commitments and Contingencies (See Note 15)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	23,088	28,061

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,164,414 shares issued and outstanding ($554,110 aggregate liquidation preference)	535,445	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,592,065 and 90,675,403 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	906	907
Additional paid-in capital	2,280,664	2,297,081
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,385,105)	(1,253,817)
Company's stockholders' equity	1,431,910	1,579,612
Non-controlling interests	9,753	20,453
Total equity	1,441,663	1,600,065
Total Liabilities and Equity	$8,228,883	$7,401,328

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2024 and December 31, 2023, assets of consolidated VIEs totaled $4,131,681 and $3,816,777, respectively, and the liabilities of consolidated VIEs totaled $3,518,769 and $3,076,818, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NET INTEREST INCOME:
Interest income	$90,775	$57,540	$174,666	$114,676
Interest expense	71,731	42,404	137,759	81,739
Total net interest income	19,044	15,136	36,907	32,937

NET LOSS FROM REAL ESTATE:
Rental income	30,817	36,970	63,971	73,251
Other real estate income	5,649	7,806	10,572	13,270
Total income from real estate	36,466	44,776	74,543	86,521
Interest expense, mortgages payable on real estate	16,551	24,075	37,320	46,554
Depreciation and amortization	12,235	6,128	24,811	12,167
Other real estate expenses	20,786	22,328	41,885	44,508
Total expenses related to real estate	49,572	52,531	104,016	103,229
Total net loss from real estate	(13,106)	(7,755)	(29,473)	(16,708)

OTHER (LOSS) INCOME:
Realized (losses) gains, net	(7,491)	378	(18,024)	1,459
Unrealized (losses) gains, net	(16,512)	(27,294)	(55,902)	5,557
Gains on derivative instruments, net	15,471	21,573	64,682	17,211
Income from equity investments	6,108	2,656	3,973	7,168
Impairment of real estate	(4,071)	(16,864)	(40,319)	(27,139)
Loss on reclassification of disposal group	—	—	(14,636)	—
Other income (loss)	415	297	(3,175)	1,574
Total other (loss) income	(6,080)	(19,254)	(63,401)	5,830

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,648	13,316	24,703	25,999
Portfolio operating expenses	7,399	5,649	15,141	12,721
Debt issuance costs	4,552	—	8,098	—
Total general, administrative and operating expenses	23,599	18,965	47,942	38,720

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23,741)	(30,838)	(103,909)	(16,661)
Income tax expense (benefit)	342	(18)	232	(3)

NET LOSS	(24,083)	(30,820)	(104,141)	(16,658)
Net loss attributable to non-controlling interests	8,494	3,892	30,652	10,593
NET LOSS ATTRIBUTABLE TO COMPANY	(15,589)	(26,928)	(73,489)	(6,065)
Preferred stock dividends	(10,439)	(10,474)	(20,878)	(20,958)
Gain on repurchase of preferred stock	—	200	—	342
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(26,028)	$(37,202)	$(94,367)	$(26,681)

Basic loss per common share	$(0.29)	$(0.41)	$(1.04)	$(0.29)
Diluted loss per common share	$(0.29)	$(0.41)	$(1.04)	$(0.29)
Weighted average shares outstanding-basic	90,989	91,193	91,053	91,254
Weighted average shares outstanding-diluted	90,989	91,193	91,053	91,254
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(26,028)	$(37,202)	$(94,367)	$(26,681)
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in fair value of available for sale securities	—	(383)	—	208
Reclassification adjustment for net loss included in net loss	—	—	4	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	—	(383)	4	208
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(26,028)	$(37,585)	$(94,363)	$(26,473)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, March 31, 2024	$912	$535,445	$2,289,452	$(1,340,553)	$—	$1,485,256	$13,950	$1,499,206
Net loss ($(4,578) allocated to redeemable non-controlling interest)	—	—	—	(15,589)	—	(15,589)	(3,916)	(19,505)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	—	—	2,262	—	—	2,262	—	2,262
Dividends declared on common stock	—	—	—	(18,118)	—	(18,118)	—	(18,118)
Dividends declared on preferred stock	—	—	—	(10,439)	—	(10,439)	—	(10,439)
Dividends attributable to dividend equivalents	—	—	—	(406)	—	(406)	—	(406)
Decrease in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	(73)	(73)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	26	26
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(234)	(234)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(7,563)	—	—	(7,563)	—	(7,563)
Balance, June 30, 2024	$906	$535,445	$2,280,664	$(1,385,105)	$—	$1,431,910	$9,753	$1,441,663

Balance, March 31, 2023	$912	$537,889	$2,279,131	$(1,079,047)	$(1,379)	$1,737,506	$31,434	$1,768,940
Net loss ($(3,184) allocated to redeemable non-controlling interest)	—	—	—	(26,928)	—	(26,928)	(708)	(27,636)
Preferred stock repurchases	—	(906)	—	200	—	(706)	—	(706)
Stock based compensation expense, net	1	—	2,941	—	—	2,942	—	2,942
Dividends declared on common stock	—	—	—	(27,375)	—	(27,375)	—	(27,375)
Dividends declared on preferred stock	—	—	—	(10,474)	—	(10,474)	—	(10,474)
Dividends attributable to dividend equivalents	—	—	—	(467)	—	(467)	—	(467)
Decrease in fair value of available for sale securities	—	—	—	—	(383)	(383)	—	(383)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	240	240
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(2,561)	(2,561)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	16,597	—	—	16,597	—	16,597
Balance, June 30, 2023	$913	$536,983	$2,298,669	$(1,144,091)	$(1,762)	$1,690,712	$28,405	$1,719,117
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(18,978) allocated to redeemable non-controlling interest)	—	—	—	(73,489)	—	(73,489)	(11,674)	(85,163)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	5	—	1,061	—	—	1,066	—	1,066
Dividends declared on common stock	—	—	—	(36,365)	—	(36,365)	—	(36,365)
Dividends declared on preferred stock	—	—	—	(20,878)	—	(20,878)	—	(20,878)
Dividends attributable to dividend equivalents	—	—	—	(556)	—	(556)	—	(556)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4
Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,526	1,526
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	462	462
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(1,014)	(1,014)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(13,991)	—	—	(13,991)	—	(13,991)
Balance, June 30, 2024	$906	$535,445	$2,280,664	$(1,385,105)	$—	$1,431,910	$9,753	$1,441,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net loss ($(8,685) allocated to redeemable non-controlling interest)	—	—	—	(6,065)	—	(6,065)	(1,908)	(7,973)
Common stock repurchases	(4)	—	(3,606)	—	—	(3,610)	—	(3,610)
Preferred stock repurchases	—	(1,368)	—	342	—	(1,026)	—	(1,026)
Stock based compensation expense, net	5	—	2,987	—	—	2,992	—	2,992
Dividends declared on common stock	—	—	—	(63,937)	—	(63,937)	—	(63,937)
Dividends declared on preferred stock	—	—	—	(20,958)	—	(20,958)	—	(20,958)
Dividends attributable to dividend equivalents	—	—	—	(705)	—	(705)	—	(705)
Increase in fair value of available for sale securities	—	—	—	—	208	208	—	208
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	540	540
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(3,319)	(3,319)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	16,597	—	—	16,597	—	16,597
Balance, June 30, 2023	$913	$536,983	$2,298,669	$(1,144,091)	$(1,762)	$1,690,712	$28,405	$1,719,117
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(104,141)	$(16,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization	8,978	14,954
Depreciation and amortization expense related to operating real estate	24,811	12,167
Realized losses (gains), net	18,024	(1,459)
Unrealized losses (gains), net	55,902	(5,557)
Gains on derivative instruments, net	(64,682)	(17,211)
Gain on sale of real estate	(261)	(1,879)
Gain on de-consolidation of joint venture equity investment in Consolidated VIE	(311)	—
Impairment of real estate	40,319	27,139
Loss on reclassification of disposal group	14,636	—
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	692	693
Income from preferred equity, mezzanine loan and equity investments	(9,382)	(12,532)
Distributions of income from preferred equity, mezzanine loan and equity investments	6,584	12,711
Stock based compensation expense, net	1,066	2,992
Cash reclassified from (to) assets of disposal group held for sale	568	(10,153)
Changes in operating assets and liabilities	(6,926)	(16,712)
Net cash used in operating activities	(14,123)	(11,505)

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	—	595
Principal paydowns received on investment securities	91,509	7,475
Purchases of investment securities	(799,550)	(651,784)
Principal repayments received on residential loans	507,782	583,760
Proceeds from sales of residential loans	31,918	607
Purchases of residential loans	(722,400)	(190,268)
Principal repayments received on preferred equity and mezzanine loan investments	—	8,460
Return of capital from equity investments	5,000	25,677
Funding of preferred equity, mezzanine loan and equity investments	(867)	(30,933)
Net variation margin received for derivative instruments	39,017	13,959
Net payments received from derivative instruments	27,665	11,754
Net proceeds from sale of real estate	17,917	189,507
Proceeds from sale of joint venture equity investments in Consolidated VIE	550	—
Decrease in cash from de-consolidation of Consolidated VIE	(1,214)	—
Purchases of investments held in Consolidated SLST	(9,857)	—
Purchases of and capital expenditures on real estate	(13,555)	(32,967)
Purchases of other assets	(30)	(36)
Net cash used in investing activities	(826,115)	(64,194)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	478,569	406,527
Proceeds from issuance of senior unsecured notes	60,000	—
Proceeds from issuance of collateralized debt obligations	744,188	—
Repurchases of common stock	(3,493)	(3,610)
Repurchases of preferred stock	—	(1,026)
Dividends paid on common stock and dividend equivalents	(38,711)	(74,220)
Dividends paid on preferred stock	(20,878)	(20,985)
Net distributions to non-controlling interests in Consolidated VIEs	(538)	(6,729)
Payments made on and extinguishment of collateralized debt obligations	(316,571)	(106,282)
Payments made on Consolidated SLST CDOs	(24,765)	(21,572)
Net payments made on mortgages payable on real estate	(55)	(131,875)
Net cash provided by financing activities	877,746	40,228

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	37,508	(35,471)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	330,642	380,938
Cash, Cash Equivalents and Restricted Cash - End of Period	$368,150	$345,467

Supplemental Disclosure:
Cash paid for interest	$157,105	$116,494
Cash (refunds received) paid for income taxes	$(105)	$239

Non-Cash Investment Activities:
De-consolidation of real estate held in Consolidated VIEs	$241,916	$—
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$242,167	$—
Consolidation of residential loans held in Consolidated SLST	$285,057	$—
Consolidation of Consolidated SLST CDOs	$275,200	$—
Transfer from residential loans to real estate owned	$41,653	$4,494
Transfer from residential loans to real estate, net	$2,640	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$19,926	$29,925
Dividends declared on preferred stock to be paid in subsequent period	$10,435	$10,466

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$235,514	$232,497
Restricted cash included in other assets	132,636	112,970
Total cash, cash equivalents, and restricted cash	$368,150	$345,467
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
“Consolidated Real Estate VIEs” refers to Consolidated VIEs that own multi-family properties;
“Consolidated SLST” refers to Freddie Mac-sponsored residential loan securitizations, comprised of seasoned re-performing and non-performing residential loans, of which we own the first loss subordinated securities and certain IOs that we consolidate in our financial statements in accordance with GAAP;
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE and that we consolidate in our financial statements in accordance with GAAP;
“SOFR” refers to Secured Overnight Funding Rate; and
“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2024, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2024 and 2023, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with ASC 810, Consolidation ("ASC 810") when it is the primary beneficiary of such VIE, herein referred to as a Consolidated VIE. As primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

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

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST and the Company's residential loans held in securitization trusts as debt on the accompanying condensed consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company. The Company has elected the fair value option pursuant to ASC 825, Financial Instruments ("ASC 825") with respect to the CDOs issued by Consolidated SLST and CDOs issued by the Company after January 1, 2024. The Company elected the fair value option for CDOs issued by the Company after January 1, 2024 because the Company determined that such presentation represents the underlying economics of the respective financing. Changes in fair value of CDOs subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. Interest expense on such CDOs is recorded based on the current stated interest rate and outstanding principal balance in effect and is included in interest expense on the accompanying condensed consolidated statements of operations. In accordance with ASC 825, costs associated with the issuance of CDOs subject to the fair value election are recognized in earnings as they are incurred and are included in debt issuance costs on the accompanying condensed consolidated statements of operations.

Senior Unsecured Notes – On April 27, 2021, the Company issued its 5.75% Senior Notes due 2026 to originate new investments, repay outstanding indebtedness and for general corporate purposes. The Company evaluated the call option feature of these notes for embedded derivatives in accordance with ASC 815, Derivatives and Hedging ("ASC 815") and determined that the call option feature should not be bifurcated from the notes.

On June 28, 2024, the Company issued its 9.125% Senior Notes due 2029 (the "9.125% Senior Notes") for general corporate purposes, which included acquiring single-family residential assets. The Company evaluated the call option feature of these notes for embedded derivatives in accordance with ASC 815 and determined that the call option feature should not be bifurcated from the notes. The Company has elected the fair value option pursuant to ASC 825 with respect to the 9.125% Senior Notes because the Company determined that such presentation represents the underlying economics of the respective financing. Changes in fair value of the 9.125% Senior Notes are recorded in current period earnings in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations (or other comprehensive income, to the extent the change results from a change in instrument-specific credit risk). Interest expense on such 9.125% Senior Notes is recorded based on the current stated interest rate and outstanding principal balance in effect and is included in interest expense on the accompanying condensed consolidated statements of operations. In accordance with ASC 825, costs associated with the issuance of the 9.125% Senior Notes are recognized in earnings as they are incurred and are included in debt issuance costs on the accompanying condensed consolidated statements of operations.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024				December 31, 2023
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$701,854	$1,157,274	$1,965,690	$3,824,818	$891,283	$892,546	$1,609,006	$3,392,835
Discount	(9,279)	(21,261)	(62,313)	(92,853)	(22,667)	(7,418)	(55,709)	(85,794)
Unrealized losses	(25,357)	(131,069)	(72,348)	(228,774)	(41,081)	(130,268)	(51,389)	(222,738)
Carrying value	$667,218	$1,004,944	$1,831,029	$3,503,191	$827,535	$754,860	$1,501,908	$3,084,303

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of June 30, 2024 and December 31, 2023 (see Note 12).
(2)The Company invests in first loss subordinated securities and certain IOs issued by Freddie Mac-sponsored residential loan securitizations. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitizations and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 13).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 13).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$3,769	$(1,306)	$(6,037)	$305	$(23,332)	$(7,275)

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$4,052	$(800)	$(9,288)	$(1,002)	$(7,525)	$23,279

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

The Company recognized $1.6 million and $1.7 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2024, respectively. The Company recognized $0.9 million and $2.9 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2023, respectively. The Company also recognized $0.2 million and $3.2 million of net realized losses on the sale of residential loans, at fair value during the three and six months ended June 30, 2024. The Company did not recognize any gain or loss on the sale of residential loans during the three and six months ended June 30, 2023.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2024 and December 31, 2023, respectively, are as follows:

	June 30, 2024			December 31, 2023
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	19.7%	11.5%	20.6%	22.4%	10.7%	18.4%
Florida	11.7%	9.2%	13.9%	15.5%	10.3%	11.0%
New York	8.6%	10.6%	7.3%	7.0%	10.0%	8.5%
New Jersey	6.0%	6.7%	5.2%	4.9%	7.6%	6.0%
Texas	5.3%	4.3%	8.1%	8.1%	3.9%	7.1%
Massachusetts	5.2%	2.7%	2.6%	1.8%	2.6%	2.7%
Illinois	3.1%	6.3%	3.0%	3.0%	7.2%	3.5%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2024	$182,693	$214,268	$8,927	$9,351
December 31, 2023	199,485	220,577	9,362	9,948

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $131.6 million and an aggregate unpaid principal balance of $155.9 million as of June 30, 2024.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $107.9 million and $84.6 million were 90 days or more delinquent as of June 30, 2024 and December 31, 2023, respectively. In addition, formal foreclosure proceedings were in process with respect to $33.6 million of residential loans held in Consolidated SLST as of June 30, 2024.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company also had investment securities available for sale where the fair value option had not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income (loss). The Company's investment securities available for sale consisted of the following as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024				December 31, 2023
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS
Fixed rate
Fannie Mae	$1,367,506	$6,675	$(6,053)	$1,368,128	$1,084,702	$15,902	$(723)	$1,099,881
Freddie Mac	1,057,425	2,710	(9,939)	1,050,196	676,436	5,679	(1,106)	681,009
Total Fixed rate	2,424,931	9,385	(15,992)	2,418,324	1,761,138	21,581	(1,829)	1,780,890
Adjustable rate
Fannie Mae	104,818	770	(7)	105,581	110,036	1,299	—	111,335
Freddie Mac	36,577	213	—	36,790	37,424	442	—	37,866
Total Adjustable rate	141,395	983	(7)	142,371	147,460	1,741	—	149,201
Interest-only
Ginnie Mae	62,052	—	(14,152)	47,900	52,623	6,813	(203)	59,233
Freddie Mac	5,791	—	(544)	5,247	—	—	—	—
Total Interest-only	67,843	—	(14,696)	53,147	52,623	6,813	(203)	59,233
Total Agency RMBS	2,634,169	10,368	(30,695)	2,613,842	1,961,221	30,135	(2,032)	1,989,324
Non-Agency RMBS	55,321	6,246	(3,330)	58,237	22,097	6,646	(4,281)	24,462
Total investment securities available for sale - fair value option	2,689,490	16,614	(34,025)	2,672,079	1,983,318	36,781	(6,313)	2,013,786

CECL Securities
Non-Agency RMBS	—	—	—	—	35	—	(4)	31
Total investment securities available for sale - CECL Securities	—	—	—	—	35	—	(4)	31
Total	$2,689,490	$16,614	$(34,025)	$2,672,079	$1,983,353	$36,781	$(6,317)	$2,013,817

Accrued interest receivable for investment securities available for sale in the amount of $13.2 million and $9.8 million as of June 30, 2024 and December 31, 2023, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and six months ended June 30, 2024, the Company recognized $14.6 million and $47.9 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively. For the three and six months ended June 30, 2023, the Company recognized $8.5 million and $7.7 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 12, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three and six months ended June 30, 2024. The following tables summarize our investment securities sold during the three and six months ended June 30, 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
Total	$595	$—	$(41)	$(41)

	Six Months Ended June 30, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
Total	$595	$—	$(41)	$(41)

The Company recognized write-downs of non-Agency RMBS for a loss of $0.1 million and $0.5 million for the three and six months ended June 30, 2024, respectively. The Company did not recognize any write-downs for the three and six months ended June 30, 2023.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2024 and December 31, 2023, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.5 years and 6.9 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Weighted Average Life	June 30, 2024	December 31, 2023
0 to 5 years	$228,599	$283,554
Over 5 to 10 years	2,439,873	1,727,269
10+ years	3,607	2,994
Total	$2,672,079	$2,013,817

Unrealized Losses in Other Comprehensive Income (Loss)

The Company had no CECL Securities as of June 30, 2024. The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2023 and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the three and six months ended June 30, 2024 and 2023.

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

Credit risk associated with non-Agency RMBS was regularly assessed as new information regarding the underlying collateral became available and based on updated estimates of cash flows generated by the underlying collateral. In performing its assessment, the Company considered past and expected future performance of the underlying collateral, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, current levels of subordination, volatility of the security's fair value, temporary declines in liquidity for the asset class and interest rate changes since purchase.

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized (losses) gains, net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Investment amount	$97,411	$95,434
Unrealized (losses) gains, net	(4,414)	358
Total, at Fair Value	$92,997	$95,792

For the three and six months ended June 30, 2024, the Company recognized $16.4 thousand and $4.8 million in net unrealized losses on multi-family loans, respectively. For the three and six months ended June 30, 2023, the Company recognized $0.5 million and $1.0 million in net unrealized gains on multi-family loans, respectively.
For the three and six months ended June 30, 2024, the Company recognized no premiums resulting from early redemption of multi-family loans. For the three and six months ended June 30, 2023, the Company recognized $0.2 million in premiums resulting from early redemption of multi-family loans. Premiums resulting from early redemption of multi-family loans are included in other income on the accompanying condensed consolidated statements of operations.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
Days Late	Fair Value (1)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$—	$3,363	$4,753	$3,363

(1)As of June 30, 2024, the Company has reduced the fair value of the multi-family loan to zero as a result of recent developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of June 30, 2024 and December 31, 2023, respectively, are as follows:

	June 30, 2024	December 31, 2023
Texas	32.7%	32.6%
Tennessee	15.4%	15.2%
Florida	10.5%	10.5%
Arkansas	9.5%	9.5%
Louisiana	7.8%	7.5%
Alabama	6.7%	6.7%
North Carolina	5.7%	5.8%
Indiana	5.2%	5.3%

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

The following table presents the Company's equity investments as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	$20,570	57%	$19,703
Lucie at Tradition Holdings, LLC	70%	20,488	70%	19,442
Syracuse Apartments and Townhomes, LLC	58%	22,690	58%	21,642
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,822	58%	9,882
Tides on 27th Investors, LLC	54%	18,611	54%	17,937
Rapid City RMI JV LLC	50%	10,235	50%	9,804
Palms at Cape Coral, LLC	—	—	34%	5,832
Total - Multi-Family Preferred Equity Ownership Interests		102,416		104,242

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	268	70%	1,897
GWR Gateway Partners, LLC	70%	1,387	70%	3,823
Total - Joint Venture Equity Investments in Multi-Family Properties		1,655		5,720

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	38,844	50%	37,154
Total - Single-Family Equity Ownership Interests		38,844		37,154
Total		$142,915		$147,116

(1)The Company purchased $66.6 million and $107.4 million of residential loans from this entity during the three and six months ended June 30, 2024, respectively, and $24.0 million and $40.0 million of residential loans from this entity during the three and six months ended June 30, 2023, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands). Income from these investments is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and six months ended June 30, 2024 includes $0.8 million and $0.7 million of net unrealized losses, respectively. Income from these investments during the three and six months ended June 30, 2023 includes $5.3 thousand and $0.6 million of net unrealized gains, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2024	2023	2024	2023
EHOF-NYMT Sunset Apartments Preferred, LLC	$694	$638	$1,373	$1,263
Lucie at Tradition Holdings, LLC	777	701	1,534	1,385
Syracuse Apartments and Townhomes, LLC	925	666	1,630	1,321
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	(66)	306	255	607
Tides on 27th Investors, LLC	34	501	675	1,298
Rapid City RMI JV LLC	380	—	812	—
Palms at Cape Coral, LLC	—	180	69	357
FF/RMI 20 Midtown, LLC	—	935	—	1,734
America Walks at Port St. Lucie, LLC	—	773	—	1,899
1122 Chicago DE, LLC	—	168	—	419
Bighaus, LLC	—	164	—	701
Total Income - Multi-Family Preferred Equity Ownership Interests	$2,744	$5,032	$6,348	$10,984

For the three months ended June 30, 2024, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments. For the six months ended June 30, 2024, the Company recognized $0.1 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, which are included in other income (loss) on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized no premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments.

Income from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2024	2023	2024	2023
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$3,379	$—	$1,690	$(2,500)
Total Income (Loss) - Single-Family Equity Ownership Interests	$3,379	$—	$1,690	$(2,500)

Joint Venture Equity Investments in Multi-Family Properties (2)
GWR Cedars Partners, LLC	$(9)	$(613)	$(1,629)	$(200)
GWR Gateway Partners, LLC	(6)	(1,763)	(2,436)	(1,116)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(15)	$(2,376)	$(4,065)	$(1,316)

(1)Includes net unrealized gains of $0.4 million and net unrealized losses of $1.8 million for the three and six months ended June 30, 2024, respectively. Includes net unrealized losses of $1.0 million and $4.3 million for the three and six months ended June 30, 2023, respectively.
(2)During the year ended December 31, 2023, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and returned its equity investments in the joint venture entities to equity investments, at fair value (see Note 9). Includes net unrealized losses of $14.6 thousand and $4.1 million for the three and six months ended June 30, 2024, respectively, and net unrealized losses of $2.4 million and $1.3 million for the three and six months ended June 30, 2023, respectively.

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

During the six months ended June 30, 2024, the Company completed three securitizations of certain residential loans for which the Company received net proceeds of approximately $738.5 million after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2024, the Company exercised its right to an optional redemption of two of its residential loan securitizations with an outstanding principal balance of $193.3 million at the time of redemption, returned the assets held by the trust to the Company and recognized $0.7 million of loss on the extinguishment of collateralized debt obligations.

As of June 30, 2024 and December 31, 2023, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of June 30, 2024 and December 31, 2023.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 13). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of two securitization trusts and one securitization trust as of June 30, 2024 and December 31, 2023, respectively.

During the three and six months ended June 30, 2024, the Company invested in subordinated securities issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of the VIE as shown below (dollar amounts in thousands):

Residential loans, at fair value	$285,057
Collateralized debt obligations, at fair value	(275,200)
Net investment	$9,857

As of June 30, 2024 and December 31, 2023, the Consolidated SLST securities owned by the Company had a fair value of $156.0 million and $157.2 million, respectively (see Note 16). The Company’s investments in Consolidated SLST securities were not included as collateral to any Financing VIE as of June 30, 2024 and December 31, 2023.

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

During the three and six months ended June 30, 2024, the Company sold its joint venture equity investments in one multi-family property and two multi-family properties, respectively, which resulted in the de-consolidation of the joint venture entities' assets and liabilities (see Note 9).

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's residential loan securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of June 30, 2024 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

	Financing VIEs	Other VIEs
	Residential Loan Securitizations	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$8,368	$8,368
Residential loans, at fair value	1,831,029	1,004,944	—	2,835,973
Real estate, net held in Consolidated VIEs (1)	—	—	732,437	732,437
Assets of disposal group held for sale (2)	—	—	373,538	373,538
Other assets	152,024	4,394	24,947	181,365
Total assets	$1,983,053	$1,009,338	$1,139,290	$4,131,681

Collateralized debt obligations ($972,389 at amortized cost, net and $1,577,111 at fair value)	$1,705,468	$844,032	$—	$2,549,500
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	592,919	592,919
Liabilities of disposal group held for sale (2)	—	—	340,138	340,138
Other liabilities	12,517	7,965	15,730	36,212
Total liabilities	$1,717,985	$851,997	$948,787	$3,518,769
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$23,088	$23,088
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$9,628	$9,628
Net investment (6)	$265,068	$157,341	$157,787	$580,196

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Three Months Ended June 30,
	2024			2023
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$9,154	$—	$9,154	$8,440	$—	$8,440
Interest expense	6,752	—	6,752	5,966	—	5,966
Total net interest income	2,402	—	2,402	2,474	—	2,474

Income from real estate	—	33,535	33,535	—	41,885	41,885
Expenses related to real estate	—	46,882	46,882	—	49,881	49,881
Total net loss from real estate	—	(13,347)	(13,347)	—	(7,996)	(7,996)

Unrealized gains (losses), net	542	—	542	(12,328)	—	(12,328)
Gains on derivative instruments, net	—	329	329	—	6,556	6,556
Impairment of real estate	—	(3,557)	(3,557)	—	(16,864)	(16,864)
Other income	—	4	4	—	25	25
Total other income (loss)	542	(3,224)	(2,682)	(12,328)	(10,283)	(22,611)

Net income (loss)	2,944	(16,571)	(13,627)	(9,854)	(18,279)	(28,133)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	8,494	8,494	—	3,892	3,892
Net income (loss) attributable to Company	$2,944	$(8,077)	$(5,133)	$(9,854)	$(14,387)	$(24,241)

	Six Months Ended June 30,
	2024			2023
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$17,281	$—	$17,281	$17,173	$—	$17,173
Interest expense	12,553	—	12,553	12,280	—	12,280
Total net interest income	4,728	—	4,728	4,893	—	4,893

Income from real estate	—	68,628	68,628	—	80,960	80,960
Expenses related to real estate	—	98,643	98,643	—	97,943	97,943
Total net loss from real estate	—	(30,015)	(30,015)	—	(16,983)	(16,983)

Unrealized gains (losses), net	506	—	506	(10,029)	—	(10,029)
Gains on derivative instruments, net	—	2,848	2,848	—	5,258	5,258
Impairment of real estate	—	(35,771)	(35,771)	—	(27,139)	(27,139)
Loss on reclassification of disposal group	—	(14,636)	(14,636)	—	—	—
Other income	—	7	7	—	41	41
Total other income (loss)	506	(47,552)	(47,046)	(10,029)	(21,840)	(31,869)

Net income (loss)	5,234	(77,567)	(72,333)	(5,136)	(38,823)	(43,959)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	30,652	30,652	—	10,593	10,593
Net income (loss) attributable to Company	$5,234	$(46,915)	$(41,681)	$(5,136)	$(28,230)	$(33,366)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$20,128	$54,352	$28,061	$63,803
Contributions	—	—	39	—
Distributions	(25)	—	(25)	(3,950)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(4,578)	(3,184)	(18,978)	(8,685)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	7,563	(16,597)	13,991	(16,597)
Ending balance	$23,088	$34,571	$23,088	$34,571

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of June 30, 2024 include a weighted average capitalization rate of 5.8% (ranges from 5.3% to 6.8%) and a weighted average discount rate of 14.9% (ranges from 13.9% to 15.6%).

Unconsolidated VIEs

As of June 30, 2024 and December 31, 2023, the Company evaluated its investment securities available for sale, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2024 and December 31, 2023, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
Non-Agency RMBS	$—	$23,672	$—	$23,672
Preferred equity investments in multi-family properties	92,997	—	102,416	195,413
Joint venture equity investments in multi-family properties	—	—	1,655	1,655
Maximum exposure	$92,997	$23,672	$104,071	$220,740

	December 31, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
Non-Agency RMBS	$—	$24,462	$—	$24,462
Preferred equity investments in multi-family properties	95,792	—	104,242	200,034
Joint venture equity investments in multi-family properties	—	—	5,720	5,720
Maximum exposure	$95,792	$24,462	$109,962	$230,216

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Land	$95,091	$137,883
Building and improvements	751,869	1,020,477
Furniture, fixture and equipment	25,992	38,706
Operating real estate	$872,952	$1,197,066
Accumulated depreciation	(62,694)	(65,247)
Operating real estate, net	$810,258	$1,131,819
Real estate held for sale, net (1)	$69,673	$—
Real estate, net (2)	$879,931	$1,131,819

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Includes two multi-family apartment properties in a joint venture entity that owns several multi-family properties (and is not included in the repositioning referenced in (2) below) and certain single-family rental properties as of June 30, 2024.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 9 for additional information.

Multi-family Apartment Properties

As of June 30, 2024 and December 31, 2023, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its condensed consolidated financial statements (see Note 7). During the six months ended June 30, 2024, the Company determined that two of the multi-family apartment communities owned by an entity in which the Company holds a joint venture equity investment that is not in disposal group held for sale met the criteria to be classified as held for sale, transferred the properties held by the joint venture entity from operating real estate to real estate held for sale and recognized no loss.

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

Operating real estate, net is periodically evaluated for impairment. As of June 30, 2024, the Company determined that two multi-family properties owned by joint venture equity investments were impaired. The calculation of impairment amounts utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $1.8 million and $13.8 million impairment of real estate in the three and six months ended June 30, 2024, respectively.

Single-family Rental Properties

As of June 30, 2024 and December 31, 2023, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the six months ended June 30, 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized a $0.5 million and $4.5 million loss for the three and six months ended June 30, 2024, respectively, which is included in impairment of real estate on the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company sold single-family rental properties for proceeds of approximately $0.9 million and $1.8 million, respectively, recognizing a net gain on sale of approximately $0.1 million and $0.3 million, respectively, which is included in other income (loss) on the accompanying condensed consolidated statements of operations.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. The following table presents the components of lease intangibles, net as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Lease intangibles	$39,326	$54,581
Accumulated amortization	(39,326)	(52,203)
Lease intangibles, net	$—	$2,378

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense on operating real estate	$11,284	$6,128	$22,433	$12,167
Amortization of lease intangibles related to operating real estate	951	—	2,378	—
Total depreciation and amortization	$12,235	$6,128	$24,811	$12,167

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

In June 2024, in response to productive negotiations with operating partners and increased transactional activity, the Company determined that five joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2024. As a result, the Company recognized a loss of $1.8 million included in impairment of real estate in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024. Seven joint venture equity investments are classified as disposal group held for sale as of June 30, 2024.

During the three and six months ended June 30, 2024, the Company sold its joint venture equity investments in one and two multi-family properties, respectively, which resulted in the de-consolidation of the joint venture entities' assets and liabilities and a gain on de-consolidation of approximately $0.3 million, which is included in other income (loss) in the accompanying condensed consolidated statements of operations.

The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$5,108	$5,676
Real estate, net	355,984	407,834
Other assets	12,446	12,507
Total assets of disposal group held for sale (1)	$373,538	$426,017

Mortgages payable on real estate, net (2)	$330,400	$378,386
Other liabilities	9,738	7,638
Total liabilities of disposal group held for sale (1)	$340,138	$386,024

(1)Assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.
(2)As of June 30, 2024, multi-family properties owned by two joint venture equity investments are in default on a mortgage payable in the amount of $121.2 million. The events of default include a breach of the loan document in failure to secure a replacement interest rate cap agreement and failure to pay $1.1 million of interest owed to the lender.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $3.0 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate, net was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. For real estate, net of the disposal group held for sale as of June 30, 2024, the Company recognized impairment losses of $1.8 million and $21.9 million, inclusive of losses recognized upon transfer into disposal group held for sale, in the three and six months ended June 30, 2024, respectively. As of June 30, 2023, the fair values, net of selling costs of multi-family properties owned by four of the joint venture entities in which we hold equity investments were less than the properties' net carrying values. Accordingly, the Company recognized net impairment losses of $16.9 million and $27.1 million in the three and six months ended June 30, 2023, respectively. Impairment on real estate, net of recovery of previously impaired real estate, is included in impairment of real estate on the accompanying condensed consolidated statements of operations. See Note 16 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of June 30, 2024 for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Pretax (loss) income of disposal group held for sale	$(8,835)	$(12,211)	$(49,526)	$(29,360)
Pretax loss (income) of disposal group attributable to non-controlling interest in Consolidated VIEs	771	(145)	5,235	1,056
Pretax loss of disposal group attributable to Company's common stockholders	$(8,064)	$(12,356)	$(44,291)	$(28,304)

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
Derivatives Not Designated as Hedging Instruments
The Company and Consolidated Real Estate VIEs are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts that limit the indexed portion of the interest rate on the respective related financing to a strike rate based upon various SOFR tenors.
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
The Company has equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price and U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.
The following table summarizes the Company's derivative instruments as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

		Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate caps	Other assets	$3,049	$6,510
Options	Other assets	779	—
Interest rate swaps	Other assets	—	—
Total derivative assets (1)		$3,828	$6,510

U.S. Treasury futures	Other liabilities	$—	$—
Credit default swaps	Other liabilities	—	—
Total derivative liabilities		$—	$—
(1)Excludes interest rate cap contracts held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale.

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
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$3,049	$—	$—	$3,049
Options	779	—	—	779
Interest rate swaps	28,760	(8,356)	(20,404)	—
Total derivative assets	$32,588	$(8,356)	$(20,404)	$3,828

Derivative liabilities
Credit default swaps	$(8,570)	$—	$8,570	$—
Interest rate swaps	(8,356)	8,356	—	—
U.S. Treasury futures	(265)	—	265	—
Total derivative liabilities	$(17,191)	$8,356	$8,835	$—

	December 31, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$6,510	$—	$—	$6,510
Interest rate swaps	13,094	(13,094)	—	—
Total derivative assets	$19,604	$(13,094)	$—	$6,510

Derivative liabilities
Interest rate swaps	$(40,541)	$13,094	$27,447	$—
Total derivative liabilities	$(40,541)	$13,094	$27,447	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps, and U.S. Treasury futures determined by CME Clearing and ICE, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	June 30, 2024	December 31, 2023
Agency RMBS	Investment securities available for sale, at fair value	$34,149	$—
Restricted cash	Other assets	23,012	53,458
Total initial margin collateral		$57,161	$53,458

Margin excess related to settlement of variation margin in the amount of approximately $8.1 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $6.2 million as of June 30, 2024 is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the activity of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended June 30, 2024
Type of Derivative Instrument	March 31, 2024	Additions/Transfers In (1)	Terminations/Transfers Out (1)	June 30, 2024
Interest rate caps	$536,904	$29,000	$(302,762)	$263,142
Options	100	180	(200)	80
Interest rate swaps	3,376,745	189,244	(593,959)	2,972,030
Credit default swaps	400,000	—	—	400,000
U.S. Treasury futures	25,300	218,200	(176,500)	67,000

	Notional Amount For the Three Months Ended June 30, 2023
Type of Derivative Instrument	March 31, 2023	Additions	Terminations	June 30, 2023
Options	500,053	95	(500,067)	81
Interest rate swaps	341,300	559,625	—	900,925

	Notional Amount For the Six Months Ended June 30, 2024
Type of Derivative Instrument	December 31, 2023	Additions/Transfers In (1)	Terminations/Transfers Out (1)	June 30, 2024
Interest rate caps	$550,025	$177,044	$(463,927)	$263,142
Options	—	382	(302)	80
Interest rate swaps	2,778,015	1,093,424	(899,409)	2,972,030
Credit default swaps	—	400,000	—	400,000
U.S. Treasury futures	—	498,950	(431,950)	67,000

	Notional Amount For the Six Months Ended June 30, 2023
Type of Derivative Instrument	December 31, 2022	Additions	Terminations	June 30, 2023
Options	—	500,148	(500,067)	81
Interest rate swaps	—	900,925	—	900,925

(1)Includes transfers from or transfers to disposal group held for sale with respect to interest rate caps held in certain Consolidated Real Estate VIEs (see Note 9).

The following tables present the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments that were not designated as hedging instruments, which are included in gains (losses) on derivative instruments, net in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$446	$4,820	$2,469	$—	$3,253	$4,820	$1,014
Options	(1,279)	516	(1,608)	(554)	(1,490)	7	(1,608)	(974)
Interest rate swaps	12,196	4,142	—	16,446	17,426	47,851	—	13,959
Credit default swaps	(1,022)	693	—	—	(2,033)	(303)	—	—
U.S. Treasury futures	67	(288)	—	—	236	(265)	—	—
Total	$9,962	$5,509	$3,212	$18,361	$14,139	$50,543	$3,212	$13,999
(1)Includes interest rate caps held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale.

The following table presents information about our interest rate cap contracts related to certain repurchase agreement financing and variable-rate mortgages payable on real estate that are not included in disposal group held for sale as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

June 30, 2024
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgages payable on real estate	2.62%	2.00% - 3.22%	152,142	January 1, 2025 - April 1, 2025

December 31, 2023
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgages payable on real estate	2.13%	1.50% - 3.22%	439,025	January 9, 2024 - January 15, 2025

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,276,370	4.67%	5.41%
2026	134,985	4.59%	5.42%
2027	249,297	4.15%	5.36%
2028	665,744	4.03%	5.41%
2029	165,356	3.93%	5.36%
2033	347,656	4.03%	5.41%
2034	79,572	3.89%	5.35%
Total	$2,918,980	4.33%	5.40%

	December 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,476,370	4.62%	5.33%
2026	214,985	4.19%	5.33%
2028	674,804	4.03%	5.35%
2033	358,806	4.04%	5.34%
Total	$2,724,965	4.36%	5.34%

The following table presents information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	9,550	3.48%	5.37%
2033	43,500	3.64%	5.41%
Total	$53,050	3.61%	5.40%

	December 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.29%
2033	43,500	3.64%	5.33%
Total	$53,050	3.61%	5.33%

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

11. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Restricted cash (1)	$132,636	$143,535
Accrued interest receivable	45,753	37,312
Real estate owned	44,556	34,353
Other assets in consolidated multi-family properties	22,388	28,923
Other receivables	21,664	11,445
Recoverable advances on residential loans	17,459	18,328
Collections receivable from residential loan servicers	16,271	14,956
Receivables from derivative counterparties	8,127	1,148
Operating lease right-of-use assets	6,029	6,581
Deferred tax assets	5,232	4,510
Derivative assets (2)	3,828	6,510
Lease intangibles, net in consolidated multi-family properties	—	2,378
Other	4,775	5,378
Total	$328,718	$315,357

(1)Restricted cash represents cash held by third parties, initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Dividends and dividend equivalents payable	$30,361	$32,151
Accrued interest payable	27,717	23,653
Accrued expenses and other liabilities in consolidated multi-family properties	15,730	21,797
Unfunded commitments for residential and multi-family investments	11,523	6,587
Accrued expenses	9,523	11,515
Advanced remittances from residential loan servicers	6,921	4,332
Operating lease liabilities	6,540	7,102
Payables to derivative counterparties	6,226	—
Deferred revenue	5,463	5,469
Deferred tax liabilities	2,803	2,012
Other	2,987	3,398
Total	$125,794	$118,016

12. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	June 30, 2024	December 31, 2023
Investment securities	$2,447,851	$1,862,063
Residential loans and real estate owned	431,227	534,754
Single-family rental properties	73,211	74,296
Total carrying value	$2,952,289	$2,471,113

As of June 30, 2024, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP at 7.81%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of June 30, 2024, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of June 30, 2024, the Company had $227.1 million included in cash and cash equivalents and $166.1 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at June 30, 2024 (dollar amounts in thousands):

Unencumbered Securities	June 30, 2024
Agency RMBS	$121,447
Non-Agency RMBS (1) (2)	44,629
Total	$166,076

(1)Includes IOs in Consolidated SLST with a fair value of $15.5 million as of June 30, 2024. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $5.5 million as of June 30, 2024. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $143.7 million at June 30, 2024.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements with six financial institutions to finance residential loans, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
June 30, 2024	$2,775,000	$505,542	$(1,104)	$504,438	$678,137	7.89%	9.13
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $87.5 million, a weighted average rate of 8.06%, and weighted average months to maturity of 9 months as of June 30, 2024. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023.
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
(3)Includes residential loans and real estate owned with an aggregate carrying value of $538.3 million and single-family rental properties with a net carrying value of $139.9 million as of June 30, 2024. Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The outstanding financings under the repurchase agreements with five of the counterparties with an aggregate outstanding balance of $418.0 million as of June 30, 2024 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans, real estate owned and single-family rental properties at June 30, 2024 and December 31, 2023 amounted to $3.1 million and $3.7 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The Company, as required by a repurchase agreement with one counterparty, has entered into an interest rate cap contract that limits the indexed portion of the interest rate on the related repurchase agreement to a fixed rate (see Note 10).

As of June 30, 2024, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of June 30, 2024 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of June 30, 2024 and December 31, 2023, the Company had amounts outstanding under repurchase agreements with eight counterparties and seven counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024			December 31, 2023
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$2,346,695	$2,458,247	$2,473,618	$1,771,436	$1,894,052	$1,869,415
Non-Agency RMBS (1) (2)	101,156	175,046	224,318	90,627	182,383	232,997
Balance at end of the period	$2,447,851	$2,633,293	$2,697,936	$1,862,063	$2,076,435	$2,102,412

(1)Includes first loss subordinated securities in Consolidated SLST with a fair value of $140.5 million and $140.3 million as of June 30, 2024 and December 31, 2023, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $42.1 million as of December 31, 2023. Amounts included in amortized cost of collateral pledged for repurchased CDOs represent the current par value of the securities. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of June 30, 2024 and December 31, 2023, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 94.1% and 93.4%, respectively, that implies an average "haircut" of 5.9% and 6.6%, respectively. As of June 30, 2024, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS and non-Agency RMBS was approximately 4.3% and 43.1%, respectively.

As of June 30, 2024 and December 31, 2023, the average days to maturity for repurchase agreements secured by investment securities was 46 days, and the weighted average interest rates were 5.54% and 5.66%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2024 and December 31, 2023 amounted to $16.4 million and $13.6 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

Contractual Maturity	June 30, 2024	December 31, 2023
Within 30 days	$654,815	$505,446
Over 30 days to 90 days	1,715,978	1,263,000
Over 90 days	77,058	93,617
Total	$2,447,851	$1,862,063

13. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$903,369	$844,032	3.63%	2059 - 2064
Residential loan securitizations at fair value (4)	764,341	733,079	5.74%	2029 - 2068
Residential loan securitizations at amortized cost, net	985,051	972,389	3.78%	2027 - 2062
Total collateralized debt obligations	$2,652,761	$2,549,500

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations at amortized cost, net	1,292,015	1,276,780	4.00%	2026 - 2062
Total collateralized debt obligations	$1,944,948	$1,870,517

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. The following table presents a summary of CDO interest rate step-up features as of June 30, 2024 (dollar amounts in thousands):

Outstanding Balance	Step-Up	Step-Up Date	Additional Step-Up	Additional Step-Up Date
$381,023	3.00%	August 2024 - July 2025	1.00%	August 2025 - July 2026
$824,522	1.00%, 1.50%, or 2.00%	January 2025 - December 2026	N/A	N/A

(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and issued by residential loan securitizations completed after January 1, 2024 (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and six months ended June 30, 2024, the Company recognized $0.1 million in net unrealized losses and $1.5 million in net unrealized gains on residential loan securitizations at fair value, respectively, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of June 30, 2024 had stated maturities as follows:

Year ending December 31,	Total
2024	$—
2025	—
2026	—
2027	156,324
2028	—
Thereafter	2,496,437
Total	$2,652,761

14. Debt

Senior Unsecured Notes

On June 28, 2024, the Company completed the issuance of $60.0 million in aggregate principal amount of its 9.125% Senior Notes in an underwritten public offering. The total net proceeds to the Company from the offering of the 9.125% Senior Notes, after deducting the underwriters' discount and commissions and estimated offering expenses, were approximately $57.5 million.

On April 27, 2021, the Company completed the issuance and sale to various qualified institutional investors of $100.0 million aggregate principal amount of its unregistered 5.75% Senior Notes due 2026 (the "Unregistered Notes") in a private placement offering at 100% of the principal amount. The net proceeds to the Company from the sale of the Unregistered Notes, after deducting offering expenses, were approximately $96.3 million. Subsequent to the issuance of the Unregistered Notes, the Company conducted an exchange offer wherein the Company exchanged its registered 5.75% Senior Notes due 2026 (the "Registered Notes" and, together with the aggregate principal amount of Unregistered Notes that remain outstanding, the "5.75% Senior Notes") for an equal principal amount of Unregistered Notes.

The 9.125% Senior Notes and the 5.75% Senior Notes (collectively, the "Senior Unsecured Notes") are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
9.125% Senior Notes at fair value	$60,000	$60,000	$—	$—
5.75% Senior Notes at amortized cost, net	100,000	98,492	100,000	98,111
Total Senior Unsecured Notes	$160,000	$158,492	$100,000	$98,111

9.125% Senior Notes

The 9.125% Senior Notes bear interest at a rate equal to 9.125% per year, payable in cash quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company may redeem the 9.125% Senior Notes, in whole or in part, at any time at the Company’s option on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 9.125% Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The Company has elected the fair value option with respect to the 9.125% Senior Notes.

5.75% Senior Notes

As of June 30, 2024, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Notes outstanding. Costs related to the issuance of the 5.75% Senior Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $1.5 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

The 5.75% Senior Notes bear interest at a rate of 5.75% per year, subject to adjustment from time to time based on changes in the ratings of the 5.75% Senior Notes by one or more nationally recognized statistical rating organizations (a “NRSRO”). The annual interest rate on the 5.75% Senior Notes will increase by (i) 0.50% per year beginning on the first day of any six-month interest period if as of such day the 5.75% Senior Notes have a rating of BB+ or below and above B+ from any NRSRO and (ii) 0.75% per year beginning on the first day of any six-month interest period if as of such day the 5.75% Senior Notes have a rating of B+ or below or no rating from any NRSRO. Interest on the 5.75% Senior Notes is paid semi-annually in arrears on April 30 and October 30 of each year, and the 5.75% Senior Notes will mature on April 30, 2026.

The Company had the right to redeem the 5.75% Senior Notes, in whole or in part, at any time prior to April 30, 2023 at a redemption price equal to 100% of the principal amount of the 5.75% Senior Notes to be redeemed, plus the applicable "make-whole" premium, plus accrued but unpaid interest, if any, to, but excluding, the redemption date. The "make-whole" premium was equal to the present value of all interest that would have accrued between the redemption date and up to, but excluding, April 30, 2023, plus an amount equal to the principal amount of such 5.75% Senior Notes multiplied by 2.875%. After April 30, 2023, the Company has the right to redeem the 5.75% Senior Notes, in whole or in part, at 100% of the principal amount of the 5.75% Senior Notes to be redeemed, plus accrued but unpaid interest, if any, to, but excluding, the redemption date, plus an amount equal to the principal amount of such 5.75% Senior Notes multiplied by a date-dependent multiple as detailed in the following table:

Redemption Period	Multiple
April 30, 2023 - April 29, 2024	2.875%
April 30, 2024 - April 29, 2025	1.4375%
April 30, 2025 - April 29, 2026	—

As of June 30, 2024, the Company's 5.75% Senior Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of June 30, 2024 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of June 30, 2024, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 2, 2024, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of June 30, 2024 and December 31, 2023, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

As of June 30, 2024, three joint venture equity investments entered into debt restructuring agreements with the respective senior lender for their mortgage payables. During the three months ended March 31, 2024, one agreement was entered into where the required strike price of the interest rate cap agreement related to the respective mortgage payable increased and a portion of interest payments will be deferred until the maturity date. During the three months ended June 30, 2024, two agreements were entered into where a portion of interest payments will be deferred until the maturity date. The restructurings did not result in a change in the carrying amount of the mortgage payables and no gains were recorded.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
June 30, 2024	$604,625	$595,658	$(2,739)	$592,919	2025 - 2032	5.68%
December 31, 2023	810,047	789,053	(4,632)	784,421	2024 - 2032	6.41%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the applicable entities, as required by loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of June 30, 2024, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2024	$—
2025	181,198
2026	126,434
2027	—
2028	—
2029	304,261
Thereafter	188,764
$800,657

15. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2024, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of June 30, 2024, the Company had commitments to fund up to $190.6 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment.

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

a.Residential Loans Held in Consolidated SLST – Residential loans held in Consolidated SLST are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of residential loans held in Consolidated SLST based on the fair value of the CDOs issued by the respective securitizations and its investment in the securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

The investment securities (eliminated in consolidation in accordance with GAAP) that we own in the securitizations are generally illiquid and trade infrequently. As such, they are classified as Level 3 in the fair value hierarchy. The fair valuation of these investment securities is determined based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity, prepayment rate and current market interest rates. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

h.Senior unsecured notes – The Company's 9.125% Senior Notes were issued at par in an underwritten public offering on June 28, 2024. Accordingly, the Company concluded that gross proceeds received from issuance approximate fair market value as of June 30, 2024. The Company’s 9.125% Senior Notes are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$667,218	$667,218	$—	$—	$827,535	$827,535
Consolidated SLST	—	—	1,004,944	1,004,944	—	—	754,860	754,860
Residential loans held in securitization trusts	—	—	1,831,029	1,831,029	—	—	1,501,908	1,501,908
Investment securities available for sale:
Agency RMBS	—	2,613,842	—	2,613,842	—	1,989,324	—	1,989,324
Non-Agency RMBS	—	58,237	—	58,237	—	24,493	—	24,493
Multi-family loans	—	—	92,997	92,997	—	—	95,792	95,792
Equity investments	—	—	142,915	142,915	—	—	147,116	147,116
Derivative assets:
Interest rate caps (1) (2)	—	3,049	—	3,049	—	6,510	—	6,510
Options (2)	—	779	—	779	—	—	—	—
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Assets of disposal group held for sale (3)	—	2,560	—	2,560	—	2,960	—	2,960
Total	$—	$2,678,467	$3,739,103	$6,417,570	$—	$2,023,287	$3,327,211	$5,350,498
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$844,032	$844,032	$—	$—	$593,737	$593,737
Residential loan securitizations	—	733,079	—	733,079	—	—	—	—
Senior unsecured notes	—	60,000	—	60,000	—	—	—	—
Derivative liabilities:
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$793,079	$844,032	$1,637,111	$—	$—	$593,737	$593,737

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(3)Includes interest rate caps classified as Level 2 instruments in the amount of $2.6 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.
(4)All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures outstanding are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative assets of $28.8 million netted against derivative liabilities of $17.2 million and a net variation margin of $11.6 million as of June 30, 2024. Includes derivative liabilities of $40.5 million netted against derivative assets of $13.1 million and a variation margin of $27.4 million as of December 31, 2023. See Note 10 for additional information.

The following tables detail changes in valuation for the Level 3 assets for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended June 30, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$640,729	$738,126	$1,724,250	$91,905	$137,943	$3,332,953
Total gains/(losses) (realized/unrealized)
Included in earnings	4,081	(2,551)	(3,465)	2,654	6,108	6,827
Transfers out (1)	(22,821)	—	(884)	—	—	(23,705)
Transfer to securitization trust, net (2)	(262,479)	—	262,479	—	—	—
Paydowns/Distributions	(83,738)	(15,688)	(177,567)	(1,562)	(1,136)	(279,691)
Sales	(3,006)	—	—	—	—	(3,006)
Purchases (3)	394,452	285,057	26,216	—	—	705,725
Balance at the end of period	$667,218	$1,004,944	$1,831,029	$92,997	$142,915	$3,739,103

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the three months ended June 30, 2024, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the three months ended June 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	Three Months Ended June 30, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$921,000	$829,153	$1,624,703	$95,309	$191,148	$10,070	$3,671,383
Total gains/(losses) (realized/unrealized)
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
(2)During the three months ended June 30, 2023, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	Six Months Ended June 30, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$3,327,211
Total gains/(losses) (realized/unrealized)
Included in earnings	1,157	(2,689)	(5,238)	517	4,071	(2,182)
Transfers out (1)	(41,001)	—	(3,770)	—	—	(44,771)
Transfer to securitization trust, net (2)	(633,283)	—	633,283	—	—	—
Paydowns/Distributions	(146,456)	(32,284)	(330,373)	(3,312)	(8,272)	(520,697)
Sales	(25,210)	—	(6,708)	—	—	(31,918)
Purchases (3)	684,476	285,057	41,927	—	—	1,011,460
Balance at the end of period	$667,218	$1,004,944	$1,831,029	$92,997	$142,915	$3,739,103

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the six months ended June 30, 2024, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the six months ended June 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

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
(2)During the six months ended June 30, 2023, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
The following table details changes in valuation for the Level 3 liabilities for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended June 30,
	2024	2023
Balance at beginning of period	$582,627	$638,513
Total gains (realized/unrealized)
Included in earnings	(1,536)	(10,266)
Purchases (1)	275,200	—
Paydowns	(12,259)	(11,079)
Balance at the end of period	$844,032	$617,168

(1)During the three months ended June 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitization (see Note 7).

	Consolidated SLST CDOs
	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$593,737	$634,495
Total (losses)/gains (realized/unrealized)
Included in earnings	(140)	4,245
Purchases (1)	275,200	—
Paydowns	(24,765)	(21,572)
Balance at the end of period	$844,032	$617,168

(1)During the six months ended June 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitization (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

June 30, 2024	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,307,581	Discounted cash flow	Lifetime CPR	5.2%	—	-	58.7%
			Lifetime CDR	0.8%	—	-	23.7%
			Loss severity	11.4%	—	-	100.0%
			Yield	7.8%	5.2%	-	43.3%

	$190,666	Liquidation model	Annual home price appreciation/(depreciation)	0.3%	—	-	10.7%
			Liquidation timeline (months)	18	9	-	54
			Property value	$2,078,581	$14,000	-	$12,750,000
			Yield	7.6%	7.5%	-	26.5%

Consolidated SLST (3)	$1,004,944		Liability price	N/A

Total	$3,503,191

Multi-family loans (1)	$92,997	Discounted cash flow	Discount rate	12.5%	11.0%	-	20.5%
			Months to assumed redemption	29	1	-	52
			Loss severity	—

Equity investments (1) (2)	$104,071	Discounted cash flow	Discount rate	15.0%	13.0%	-	17.5%
			Months to assumed redemption	11	2	-	37
			Loss severity	—

Liabilities
Consolidated SLST CDOs (3) (4)	$844,032	Discounted cash flow	Yield	5.8%	4.8%	-	16.8%
			Collateral prepayment rate	5.9%	2.6%	-	7.1%
			Collateral default rate	1.3%	—	-	9.7%
			Loss severity	19.8%	12.2%	-	51.2%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity.
(3)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At June 30, 2024, the fair value of investment securities we own in Consolidated SLST amounts to $156.0 million.

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

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2024 and 2023, respectively, for our Level 3 assets and liabilities held as of June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Assets
Residential loans:
Residential loans (1)	$(1,912)	$(449)	$(10,592)	$(4,344)
Consolidated SLST (1)	(1,306)	(23,332)	(800)	(7,525)
Residential loans held in securitization trusts (1)	(6,359)	(8,169)	(7,156)	21,497
Multi-family loans (1)	(16)	334	(4,794)	779
Equity investments (2)	(419)	(1,083)	(6,581)	(3,675)
Equity investments in disposal group held for sale (2)	—	(2,375)	—	(1,315)
Liabilities
Consolidated SLST CDOs (1)	1,848	11,004	1,306	(2,504)

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$235,514	$235,514	$187,107	$187,107
Residential loans	Level 3	3,503,191	3,503,191	3,084,303	3,084,303
Investment securities available for sale	Level 2	2,672,079	2,672,079	2,013,817	2,013,817
Multi-family loans	Level 3	92,997	92,997	95,792	95,792
Equity investments	Level 3	142,915	142,915	147,116	147,116
Derivative assets	Level 2	3,828	3,828	6,510	6,510
Derivative assets in disposal group held for sale	Level 2	2,560	2,560	2,960	2,960
Financial Liabilities:
Repurchase agreements	Level 2	2,952,289	2,952,289	2,471,113	2,471,113
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	972,389	939,527	1,276,780	1,237,531
Residential loan securitizations at fair value	Level 2	733,079	733,079	—	—
Consolidated SLST	Level 3	844,032	844,032	593,737	593,737
Subordinated debentures	Level 3	45,000	36,682	45,000	32,137
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	98,492	96,197	98,111	94,952
Senior unsecured notes at fair value	Level 2	60,000	60,000	—	—
Mortgages payable on real estate	Level 3	592,919	565,929	784,421	761,194
Mortgages payable on real estate in disposal group held for sale	Level 3	330,400	329,336	378,386	377,735

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

17. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,164,414 shares issued and outstanding as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three and six months ended June 30, 2024.

During the three months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 6,605 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $0.7 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.88 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.2 million during the three months ended June 30, 2023.

During the six months ended June 30, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 8,290 shares of Series E Preferred Stock, 6,791 shares of Series F Preferred Stock and 25,782 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $1.0 million, including fees and commissions paid to the broker, representing an average repurchase price of $18.13 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.3 million during the six months ended June 30, 2023.

As of June 30, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2023 through June 30, 2024:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
June 18, 2024	July 1, 2024	July 15, 2024	$0.50	$0.4921875	$0.4296875	$0.43750
March 13, 2024	April 1, 2024	April 15, 2024	0.50	0.4921875	0.4296875	0.43750
December 14, 2023	January 1, 2024	January 15, 2024	0.50	0.4921875	0.4296875	0.43750
September 11, 2023	October 1, 2023	October 15, 2023	0.50	0.4921875	0.4296875	0.43750
June 6, 2023	July 1, 2023	July 15, 2023	0.50	0.4921875	0.4296875	0.43750
March 9, 2023	April 1, 2023	April 15, 2023	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,592,065 and 90,675,403 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the three and six months ended June 30, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $5.95 per common share.

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

As of June 30, 2024, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2023 through June 30, 2024:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2024	June 18, 2024	June 28, 2024	July 29, 2024	$0.20
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	0.20
Fourth Quarter 2023	December 14, 2023	December 26, 2023	January 26, 2024	0.20
Third Quarter 2023	September 11, 2023	September 21, 2023	October 26, 2023	0.30
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	0.30
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.40

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three and six months ended June 30, 2024 and 2023, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share under the treasury stock method.

The following table presents the computation of basic and diluted loss per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Loss per Common Share:
Net loss attributable to Company	$(15,589)	$(26,928)	$(73,489)	$(6,065)
Less: Preferred Stock dividends	(10,439)	(10,474)	(20,878)	(20,958)
Plus: Gain on repurchase of Preferred Stock	—	200	—	342
Net loss attributable to Company's common stockholders	$(26,028)	$(37,202)	$(94,367)	$(26,681)
Basic weighted average common shares outstanding	90,989	91,193	91,053	91,254
Basic Loss per Common Share	$(0.29)	$(0.41)	$(1.04)	$(0.29)

Diluted Loss per Common Share:
Net loss attributable to Company	$(15,589)	$(26,928)	$(73,489)	$(6,065)
Less: Preferred Stock dividends	(10,439)	(10,474)	(20,878)	(20,958)
Plus: Gain on repurchase of Preferred Stock	—	200	—	342
Net loss attributable to Company's common stockholders	$(26,028)	$(37,202)	$(94,367)	$(26,681)
Weighted average common shares outstanding	90,989	91,193	91,053	91,254
Diluted weighted average common shares outstanding	90,989	91,193	91,053	91,254
Diluted Loss per Common Share	$(0.29)	$(0.41)	$(1.04)	$(0.29)

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

Of the common stock authorized at June 30, 2024, 5,187,388 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of June 30, 2024. The Company’s employees have been issued 1,492,253 shares of restricted stock under the 2017 Plan as of June 30, 2024. At June 30, 2024, there were 565,125 shares of non-vested restricted stock outstanding, 1,879,052 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 450,600 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and six months ended June 30, 2024, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.8 million and $1.7 million, respectively. During the three and six months ended June 30, 2023, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.9 million and $1.9 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the six months ended June 30, 2024 and 2023, respectively, is presented below:

	2024		2023
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	524,570	$13.57	526,074	$16.34
Granted	342,628	8.23	275,248	12.36
Vested	(246,917)	13.90	(244,015)	18.18
Forfeited	(55,156)	10.12	(8,186)	12.92
Non-vested shares as of June 30	565,125	$10.49	549,121	$13.58
Restricted stock granted during the period	342,628	$8.23	275,248	$12.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2024 and 2023, the Company had unrecognized compensation expense of $4.5 million and $5.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at June 30, 2024 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the six months ended June 30, 2024 and 2023 was approximately $2.1 million and $3.0 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the six months ended June 30, 2024 and 2023, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the six months ended June 30, 2024 and 2023 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2024 and 2023, respectively, is presented below:

	2024		2023
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	905,825	$18.12	786,577	$23.06
Granted	384,584	5.72	366,210	13.41
Vested	(350,886)	22.31	(201,978)	28.18
Forfeited	—	—	(44,984)	(20.89)
Non-vested target PSUs as of June 30	939,523	$11.48	905,825	$18.12

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the six months ended June 30, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,577 shares of common stock during the six months ended June 30, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2024 and 2023, there was $5.4 million and $7.8 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2024 is expected to be recognized over a weighted average period of 1.8 years. Compensation expense related to the PSUs was $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively. Compensation expense related to the PSUs was $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

(c) Restricted Stock Units

During the six months ended June 30, 2024 and 2023, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the six months ended June 30, 2024 and 2023 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2024 and 2023, respectively, is presented below:

	2024		2023
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	351,974	$11.65	263,708	$16.11
Granted	256,389	8.53	244,140	10.24
Vested	(157,763)	12.45	(131,094)	17.40
Forfeited	—	—	(24,780)	14.80
Non-vested RSUs as of June 30	450,600	$9.59	351,974	$11.65

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the six months ended June 30, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. During the six months ended June 30, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2024 and 2023, there was $3.4 million and $3.3 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2024 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the RSUs was $0.5 million for the three months ended June 30, 2024 and 2023 and $0.9 million for the six months ended June 30, 2024 and 2023.

20. Income Taxes

For the three and six months ended June 30, 2024 and 2023, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023, respectively, is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current income tax expense	$—	$70	$163	$256
Deferred income tax expense (benefit)	342	(88)	69	(259)
Total income tax expense (benefit)	$342	$(18)	$232	$(3)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of June 30, 2024 and December 31, 2023, respectively, are as follows (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforward	$10,300	$7,128
Capital loss carryover	25,798	19,597
GAAP/Tax basis differences	2,684	2,989
Deferred tax assets	38,782	29,714
Less: Valuation allowance	(33,550)	(25,204)
Net deferred tax assets (1)	5,232	4,510
Deferred tax liabilities
GAAP/Tax basis differences	2,803	2,012
Deferred tax liabilities (2)	2,803	2,012
Total net deferred tax asset	$2,429	$2,498

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2024, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $30.2 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of June 30, 2024, the Company, through its wholly-owned TRSs, had also incurred approximately $75.7 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2029 if they are not offset by future capital gains.

At June 30, 2024, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $8.3 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

21. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Residential loans
Residential loans	$11,798	$12,290	$23,486	$29,244
Consolidated SLST	9,154	8,440	17,281	17,173
Residential loans held in securitization trusts	30,101	25,136	57,032	49,857
Total residential loans	51,053	45,866	97,799	96,274
Investment securities available for sale	35,450	7,491	68,354	10,659
Multi-family loans	2,669	2,742	5,311	5,179
Other	1,603	1,441	3,202	2,564
Total interest income	90,775	57,540	174,666	114,676
Interest expense
Repurchase agreements	41,580	16,847	80,733	29,915
Collateralized debt obligations
Consolidated SLST	6,752	5,966	12,553	12,280
Residential loan securitizations	20,652	16,950	39,027	34,327
Total collateralized debt obligations	27,404	22,916	51,580	46,607
Senior unsecured notes	1,676	1,618	3,302	3,232
Subordinated debentures	1,071	1,023	2,144	1,985
Total interest expense	71,731	42,404	137,759	81,739
Net interest income	$19,044	$15,136	$36,907	$32,937

22. Other Income (Loss)

The following table details the components of the Company's other income (loss) for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gain on de-consolidation of joint venture equity investment in Consolidated VIE	$261	$—	$311	$—
Gain on sale of real estate	127	1,879	261	1,879
Preferred equity and mezzanine loan premiums resulting from early redemption	—	186	98	186
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	(1,863)	(692)	(693)
Provision for uncollectible accounts receivable (1)	—	—	(3,207)	—
Miscellaneous income	27	95	54	202
Total other income (loss)	$415	$297	$(3,175)	$1,574

(1)During the six months ended June 30, 2024, the Company recorded a provision for uncollectible accounts receivable for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

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

•“Consolidated SLST” refers to Freddie Mac-sponsored residential loan securitizations, comprised of seasoned re-performing and non-performing residential loans, of which we own the first loss subordinated securities and certain IOs that we consolidate in our financial statements in accordance with GAAP;

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

Portfolio Update

During the three months ended June 30, 2024, we continued to purchase Agency RMBS and selectively pursue new single-family residential loans and non-Agency RMBS. Our investment activity was offset primarily by prepayments and distributions. The following table presents the activity for our investment portfolio for the three months ended June 30, 2024 (dollar amounts in thousands):

	March 31, 2024	Acquisitions (1)	Repayments (2)	Sales	Transfers to Disposal Group Held for Sale (3)	Fair Value Changes and Other (4)	June 30, 2024
Residential loans	$2,364,979	$420,668	$(261,305)	$(3,006)	$—	$(23,089)	$2,498,247
Investment securities
Agency RMBS	2,217,485	467,496	(55,537)	—	—	(15,602)	2,613,842
Non-Agency RMBS	23,855	34,500	(131)	—	—	13	58,237
Total investment securities available for sale	2,241,340	501,996	(55,668)	—	—	(15,589)	2,672,079
Consolidated SLST (5)	151,239	9,857	(4,117)	—	—	(1,014)	155,965
Total investment securities	2,392,579	511,853	(59,785)	—	—	(16,603)	2,828,044
Preferred equity investments, mezzanine loans and equity investments	229,848	—	—	—	—	6,064	235,912
Equity investments in consolidated multi-family properties (6)	189,530	960	(1,276)	—	(9,647)	(8,161)	171,406
Equity investments in disposal group held for sale (3)	22,310	—	(1,090)	(239)	9,647	(194)	30,434
Single-family rental properties	149,060	760	—	(754)	—	(1,572)	147,494
Total investment portfolio	$5,348,306	$934,241	$(323,456)	$(3,999)	$—	$(43,555)	$5,911,537

(1)Includes draws funded for business purpose bridge loans and existing equity investments in consolidated multi-family properties and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2024 and March 31, 2024. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, transfers within investment categories and net loss from real estate attributable to the Company.

(5)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of June 30, 2024 and March 31, 2024, respectively, follows (dollar amounts in thousands):

	June 30, 2024	March 31, 2024
Residential loans, at fair value	$1,004,944	$738,126
Deferred interest (a)	(4,947)	(4,260)
Less: Collateralized debt obligations, at fair value	(844,032)	(582,627)
Consolidated SLST investment securities owned by NYMT	$155,965	$151,239

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

Executive Summary

Since the significant market disruption that occurred in March 2020, we have sought to build out a low-levered, higher-yielding portfolio of credit sensitive single-family and multi-family assets through our proprietary sourcing channels. Building scale in the portfolio and momentum in investment activity was challenging in the months following the March 2020 market disruption, in large part due to the market’s increasing demand for credit assets coupled with our portfolio’s elevated prepayment and redemption activity. We managed to capitalize on more opportunities in our areas of investment focus from the fourth quarter of 2021 through May of 2022, allowing us to expand our total investment portfolio to approximately $4.6 billion as of June 30, 2022, up from $3.6 billion as of December 31, 2021. However, the improved investment environment was short-lived, as the markets entered into a period of heightened interest rate volatility and credit spread widening due to the Federal Reserve's actions to attempt to subdue inflation. The Federal Reserve ultimately increased the federal funds target rate by a combined 525 bps during 2022 through July of 2023, which was the fastest pace of increases in history. In response, we chose to significantly curtail our investment activity and pipeline late in the second quarter of 2022 shortly after the Federal Reserve's first rate hike of this cycle, allowing a significant portion of our portfolio to run-off through the first quarter of 2023. By adopting this approach, we endeavored to conserve capital, preserve liquidity and limit what we believed was material credit risk from investments underwritten to peak real estate valuations in 2022. Beginning in the second quarter of 2023, we began stabilizing our investment portfolio holdings through greater investment activity, particularly in assets with less price sensitivity to credit deterioration that could expand our interest income levels, like Agency RMBS. We believe that Agency RMBS is a compelling asset class to invest in over the near term, as the sector is trading at historically wide spread levels resulting from volatility in interest rates and reduced demand from regional banks and the Federal Reserve. Recognizing that a recession call was premature, but still concerned about market liquidity due to, among other things, growing commercial real estate risks, we also remained selective in adding credit-related assets in our portfolio. Specifically, we have targeted business purpose loans while remaining selective on credit profile and worked to optimize financing of the loans we acquire. In the second quarter, we continued to drive higher business purpose loan acquisition volumes through ongoing partnerships with numerous originators. Over the course of the past five quarters, we have experienced solid momentum in our portfolio acquisition activities and increased adjusted interest income, a supplemental non-GAAP financial measure, by more than 50% as compared to the same period last year. On a net basis, our investment portfolio increased by approximately $2.1 billion between December 31, 2022 and June 30, 2024, with repayments received from our short-duration business purpose loans, opportunistic sales of residential loans and investment securities and impairments offsetting some of our investment activity.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to our targeted assets. In 2023, joint venture entities in which we held a common equity interest sold five multi-family properties, representing total net equity investments of $43.2 million and recognizing a net gain attributable to the Company totaling $1.7 million. Throughout most of 2023, certain of the multi-family properties held by our joint venture equity investments experienced declines in estimated fair value primarily due to widening cap rates and lower net operating income driven, in large part, by higher interest and operating expenses at the properties. In the first half of 2024, we exited two additional joint venture equity investments in multi-family properties. As of June 30, 2024, we continue to market for sale our joint venture equity investments in seven multi-family properties. We can provide no assurance of the timing or success of our ultimate exit from our joint venture equity investments in multi-family properties or that the value of our interests in joint ventures will not decline further.

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) Agency RMBS, (iii) non-Agency RMBS, (iv) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties, (v) CMBS and (vi) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations, mortgage servicing rights, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

As of June 30, 2024, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "— Capital Allocation") increased to 2.1x and 2.0x, respectively, from 1.6x and 1.5x, respectively, as of December 31, 2023, primarily due to the financing of our highly liquid Agency RMBS and the issuance of our senior unsecured notes in June. As of June 30, 2024, 58% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 48% of that debt collateralized by Agency RMBS and 10% collateralized by residential credit assets. The remaining 42% has no exposure to collateral repricing by our counterparties. Although we expect our leverage to continue to move higher as we expand our holding of Agency RMBS, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio. We believe that this will allow us to better manage our liquidity risk and better insulate our business from extreme market dislocations. To this end, we completed three new, non-recourse securitizations of residential loans and redeemed two existing residential loan securitizations in the first half of 2024. We also completed the issuance of $60.0 million of our 9.125% Senior Notes due 2029 in an underwritten public offering in the second quarter of 2024. We received $57.5 million in net proceeds from the issuance and utilized the proceeds to purchase Agency RMBS.

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

Financial and mortgage-related markets experienced flat to modestly positive performance during the second quarter of 2024. The Dow Jones Industrial Average finished the second quarter of 2024 down 1.73% but grew 3.79% over the first half of 2024. However, interest rate and monetary policy uncertainty, inflation and geopolitical instability cautioned some economic outlooks. We anticipate that due to uncertainty related to persistent inflation, interest rates, monetary policy and the upcoming U.S. presidential election in November 2024, markets and the pricing for many of our assets will continue to experience volatility in the remainder of 2024.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in the second quarter of 2024 with real gross domestic product (“GDP”) increasing by 2.8% (advanced estimate) annualized rate, as compared to the annualized 1.4% GDP growth in the first quarter of 2024. The second quarter 2024 GDP increase marks eight straight quarters of GDP growth. As GDP growth continued in the first half of 2024 and inflation remains persistently above the Federal Reserve’s target of two percent, uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments.

The U.S. labor market remained tight but showed signs of moderating during the second quarter of 2024. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.1% at the end of June 2024, finishing slightly up from the unemployment rate of 3.8% as of the end of March 2024 and tying the highest unemployment level since November 2021. The number of unemployed persons increased by 0.8 million year-over-year to 6.8 million as of June 2024. There continues to be a wide disparity between the number of available job openings, 8.1 million as of the end of May 2024, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of June 2024, average hourly earnings for all employees on non-farm payrolls rose 3.9% year-over-year.

Changing expectations with respect to the Federal Reserve’s actions regarding the target range for the federal funds rate nudged interest rates slightly higher during the quarter and contributed to an uncertain interest rate environment. From March 2022 through July 2023, the Federal Reserve raised the target range for the federal funds rate a total of 5.25%, bringing the target range for the federal funds rate to its highest level in over 22 years and where it stands as of July 22, 2024. The Federal Reserve raised interest rates in an effort to rein in inflation as the Consumer Price Index (the “CPI”) maintained multi-decade highs above 6% throughout 2022 and into February of 2023. A trend of decelerating inflation emerged at the end of 2022, continued through June 2023 and then appeared to stall out with the CPI rising between 3.1% and 3.7% in each month from July 2023 to March 2024, year-over-year. However, inflation again decelerated in the second quarter of 2024 as year-over-year CPI growth declined from 3.5% in March 2024 to 3.0% in June 2024. In June 2024, the Federal Reserve acknowledged the recent progress towards this goal of reining in inflation but also reaffirmed that its monetary policy seeks to achieve inflation that averages two percent over time and that it does not expect rate cuts to the federal funds target range will be appropriate until inflation is moving “sustainably toward two percent.” Nevertheless, the “dot plot” included in the Federal Reserve’s projection materials from its June 2024 meeting indicated that Federal Reserve officials expect one 0.25% rate cut to the target range for the federal funds rate by the end of 2024. Despite the Federal Reserve’s expectations and statements and in light of the trends in inflation, the pricing of federal funds futures at the start of July 2024 indicated that financial markets expected two cuts to the target range for the federal funds rate in 2024. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally.

The fears of an economic recession in the U.S. that were prevalent last year have receded in connection with the consistent U.S. GDP growth seen in 2023, although some economists and market commentators have expressed lower expectations for U.S. GDP growth in 2024. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” A July 2024 survey of economists by the Wall Street Journal indicated that the respondents believed that the probability of a recession in the next twelve months is at 28%, the lowest probability indicated by the Wall Street Journal’s survey since April 2022. An economic recession or stagnating economic growth may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Over the first half of 2024, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for April 2024 showed that, on average, home prices increased 7.2% for the 20-City Composite over April 2023. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in May 2024 were down 0.7% month-over-month and 2.8% year-over-year. NAR also reported that the median existing-home sales price for all housing types in May 2024 was $419,300, up 5.8% from $396,500 in May 2023 and marking the highest ever median price recorded by the NAR. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,006,333 and 1,034,167 for the three and six months ended June 30, 2024, respectively, as compared to 948,500 for the year ended December 31, 2023. Overall, existing home inventory for sale at the end of May 2024 amounted to 3.7 months of supply, up from 3.5 months of supply in April 2024, according to the NAR. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was down 0.01% year-over-year to 6.77% as of July 18, 2024. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 329,667 and 330,500 for the three and six months ended June 30, 2024, respectively, as compared to 459,417 for the year ended December 31, 2023. According to RealPage Analytics (“RealPage”), rents for professionally managed apartments grew modestly in the second quarter of 2024 with rents growing 10 basis points in April and 20 basis points in each of May and June. RealPage noted that, while apartment demand remains high, asking rents were likely dampened by the increased supply from the completion of approximately 257,000 apartment units in the first half of 2024, which, according to RealPage, is the second largest volume of apartment unit completions the U.S. has ever received in the first half of a year. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Additionally, multi-family investments face growing regulatory and political headwinds. In January 2023, the White House Domestic Policy Council and National Economic Council released a white paper entitled the “Blueprint for a Renters Bill of Rights” (the “Blueprint”). The Blueprint discusses potential tenant protections regarding leasing and management of rental properties, tenant organizing, evictions and rent increases, among other potential protections. Although the Blueprint is non-binding, several federal agencies, including Fannie Mae and Freddie Mac, have announced actions that seek to further some of the principles set forth in the Blueprint. In July 2023, President Biden announced an initiative to promote disclosure and reduction of rental housing fees such as application fees, payment fees, and other mandatory fees. Further, in August 2023, the White House announced a series of initiatives to build on the Blueprint such as providing funding to support tenant organizing efforts. In July 2024, the White House also called on the U.S. Congress to pass a form of nationwide rent control that would place a cap on yearly rent increases. Policies, regulations or laws implemented to further the principles discussed in the Blueprint, reduce or limit fees or limit rent increases could lead to increased costs, decreased revenue and reduced operational flexibility for multi-family and single-family rental properties, which could contribute to reduced cash flows from and/or valuation declines for multi-family and single-family rental properties, and in turn, many of the multi-family investments and single-family rentals that we own.

Credit Spreads. Investment grade and high-yield credit spreads fluctuated throughout the course of the second quarter of 2024 but both ultimately finished nearly flat to the start of the second quarter with investment grade spreads finishing 2 basis points higher than the start of the first quarter of 2024 and high-yield spreads finishing 6 basis points lower than the start of the first quarter of 2024. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. Driven in part by the Federal Reserve’s increases to the federal funds rate and speculation about the Federal Reserve’s strategy with regard to future rate hikes, the Treasury curve inverted in July 2022 and has remained inverted ever since. On June 28, 2024, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at negative 35 basis points, as compared to a negative 35 basis point spread on December 29, 2023. Inversions of this spread are generally considered to be indicators of a recession in the near term. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it rolls off its balance sheet to $95 billion each month. On June 1, 2024, the Federal Reserve reduced from $60 billion to $25 billion the amount of U.S. Treasuries it rolls off its balance sheet each month while continuing to reduce its holdings of Agency RMBS by $35 billion per month. As of July 17, 2024, the Federal Reserve held about $7.2 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Then, from March 2022 through July 2023, the Federal Reserve increased the federal funds rate eleven times to bring the target range for the federal funds rate to 5.25% to 5.50% where it remained as of July 22, 2024. In June 2024, the Federal Reserve stated that it remains highly attentive to inflation risks as it evaluates its monetary policy, including any potential changes to the target range for the federal funds range. However, as reflected on the “dot plot” included in the projection materials from the Federal Reserve’s June 2024 meeting, most Federal Reserve officials expect the target range for the federal funds rate to be lowered below its current level by the end of 2024, with many of the officials expecting the target range to reach a level between 5.00% and 5.25% by the end of 2024. But, this plotting of the Federal Reserve officials’ expected target range for the federal funds rate as of June 2024 indicates divided thoughts among Federal Reserve officials as to how many, if any, decreases to the target range are appropriate.

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

Second Quarter 2024 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2024 (dollar amounts in thousands, except per share data):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net loss attributable to Company's common stockholders	$(26,028)	$(94,367)
Net loss attributable to Company's common stockholders per share (basic)	$(0.29)	$(1.04)
Undepreciated loss (1)	$(22,330)	$(86,795)
Undepreciated loss per common share (1)	$(0.25)	$(0.95)
Comprehensive loss attributable to Company's common stockholders	$(26,028)	$(94,363)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(0.29)	$(1.04)
Yield on average interest earning assets (1) (2)	6.46%	6.42%
Interest income	$90,775	$174,666
Interest expense	$71,731	$137,759
Net interest income	$19,044	$36,907
Net interest spread (1) (3)	1.33%	1.32%
Book value per common share at the end of the period	$9.69	$9.69
Adjusted book value per common share at the end of the period (1)	$11.02	$11.02
Economic return on book value (4)	(3.13)%	(10.79)%
Economic return on adjusted book value (5)	(2.52)%	(9.79)%
Dividends per common share	$0.20	$0.40

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

Key Developments During Second Quarter 2024

Investing Activities

•Purchased approximately $467.5 million of Agency RMBS with an average coupon of 6.00%.

•Purchased approximately $420.7 million in residential loans with an average gross coupon of 10.42%.

Financing Activities

•Completed a securitization of business purpose loans, resulting in approximately $241.6 million in net proceeds to us after deducting expenses associated with the transaction. We utilized a portion of the net proceeds to repay approximately $163.6 million on outstanding repurchase agreements related to residential loans.

•Repurchased 587,347 shares of common stock for approximately $3.5 million at an accretive average repurchase price of $5.95 per common share.

•Completed the issuance of $60.0 million of 9.125% Senior Notes due 2029 in an underwritten public offering at par, resulting in approximately $57.5 million in net proceeds to us after deducting the underwriters' discount and commissions and estimated offering expenses.

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2024 and December 31, 2023, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands).

At June 30, 2024:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,503,191	$—	$—	$3,503,191
Consolidated SLST CDOs	(844,032)	—	—	(844,032)
Investment securities available for sale	2,672,079	—	—	2,672,079
Multi-family loans	—	92,997	—	92,997
Equity investments	—	104,071	38,844	142,915
Equity investments in consolidated multi-family properties (1)	—	171,406	—	171,406
Equity investments in disposal group held for sale (2)	—	30,434	—	30,434
Single-family rental properties	147,494	—	—	147,494
Total investment portfolio carrying value	5,478,732	398,908	38,844	5,916,484
Liabilities:
Repurchase agreements	(2,952,289)	—	—	(2,952,289)
Residential loan securitization CDOs	(1,705,468)	—	—	(1,705,468)
Senior unsecured notes	—	—	(158,492)	(158,492)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	127,343	—	232,439	359,782
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(44,053)	—	(44,053)
Other	98,617	(2,753)	(34,918)	60,946
Net Company capital allocated	$1,046,935	$352,102	$32,873	$1,431,910

Company Recourse Leverage Ratio (4)				2.1	x
Portfolio Recourse Leverage Ratio (5)				2.0	x

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
(3)Excludes cash in the amount of $13.5 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $132.6 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.

(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $78.2 million, Consolidated SLST CDOs amounting to $844.0 million, residential loan securitization CDOs amounting to $1.7 billion and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $923.3 million as they are non-recourse debt.
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

Results of Operations

The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2024 and 2023, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and six months ended June 30, 2024 are greater or less than the results from the respective period in 2023. Unless otherwise specified, references in this section to increases or decreases in the "three-month periods" refer to the change in results for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 and increases or decreases in the "six-month periods" refer to the change in results for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

The following table presents the main components of our net loss for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Interest income	$90,775	$57,540	$33,235	$174,666	$114,676	$59,990
Interest expense	71,731	42,404	29,327	137,759	81,739	56,020
Net interest income	19,044	15,136	3,908	36,907	32,937	3,970
Net loss from real estate	(13,106)	(7,755)	(5,351)	(29,473)	(16,708)	(12,765)
Total other (loss) income	(6,080)	(19,254)	13,174	(63,401)	5,830	(69,231)
General and administrative expenses	11,648	13,316	(1,668)	24,703	25,999	(1,296)
Portfolio operating expenses	7,399	5,649	1,750	15,141	12,721	2,420
Debt issuance costs	4,552	—	4,552	8,098	—	8,098
Loss from operations before income taxes	(23,741)	(30,838)	7,097	(103,909)	(16,661)	(87,248)
Income tax expense (benefit)	342	(18)	360	232	(3)	235
Net loss attributable to non-controlling interests	8,494	3,892	4,602	30,652	10,593	20,059
Net loss attributable to Company	(15,589)	(26,928)	11,339	(73,489)	(6,065)	(67,424)
Preferred stock dividends	(10,439)	(10,474)	35	(20,878)	(20,958)	80
Gain on repurchase of preferred stock	—	200	(200)	—	342	(342)
Net loss attributable to Company's common stockholders	(26,028)	(37,202)	11,174	(94,367)	(26,681)	(67,686)
Basic loss per common share	$(0.29)	$(0.41)	$0.12	$(1.04)	$(0.29)	$(0.75)
Diluted loss per common share	$(0.29)	$(0.41)	$0.12	$(1.04)	$(0.29)	$(0.75)

Interest Income and Interest Expense

During the three and six months ended June 30, 2024, interest income increased primarily due to increased investment in Agency RMBS and business purpose loans. The increase in interest expense during the three and six months ended June 30, 2024 was due primarily to an increase in repurchase agreement financing of our Agency RMBS portfolio and additional securitization financings completed in 2024.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Income from real estate	$36,466	$44,776	$(8,310)	$74,543	$86,521	$(11,978)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(16,551)	(24,075)	7,524	(37,320)	(46,554)	9,234
Depreciation expense on operating real estate	(11,284)	(6,128)	(5,156)	(22,433)	(12,167)	(10,266)
Amortization of lease intangibles related to operating real estate	(951)	—	(951)	(2,378)	—	(2,378)
Other real estate expenses	(20,786)	(22,328)	1,542	(41,885)	(44,508)	2,623
Total expenses related to real estate	(49,572)	(52,531)	2,959	(104,016)	(103,229)	(787)
Net loss from real estate	$(13,106)	$(7,755)	$(5,351)	$(29,473)	$(16,708)	$(12,765)
The increase in net loss from real estate in the three- and six- month periods was primarily due to 1) a decrease in rental income as a result of the sale or de-consolidation of certain multi-family real estate assets owned by entities in which we had joint venture equity investments and 2) an increase in depreciation expense and amortization of lease intangibles related to operating real estate as a result of the return of certain multi-family real estate assets owned by entities in which we have joint venture equity investments to held and used since June 30, 2023. The increase in net loss was partially offset by a decrease in interest expense on mortgages payable and a decrease in operating expenses due to the aforementioned sales or de-consolidation of multi-family real estate assets.

Other (Loss) Income

Realized (Losses) Gains, Net

The following table presents the components of realized (losses) gains, net recognized for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Residential loans and real estate owned	$(7,369)	$707	$(8,076)	$(17,534)	$1,788	$(19,322)
Investment securities	(122)	(329)	207	(490)	(329)	(161)
Total realized (losses) gains, net	$(7,491)	$378	$(7,869)	$(18,024)	$1,459	$(19,483)

During the three months ended June 30, 2024, the Company recognized $7.4 million of net realized losses primarily related to losses incurred on foreclosed properties. During the three months ended June 30, 2023, the Company recognized $0.7 million of net realized gains related to our residential loan portfolio, primarily as a result of loan payoff activity.

During the six months ended June 30, 2024, the Company recognized $17.5 million of net realized losses primarily related to losses incurred on foreclosed properties and losses recognized on the sale of certain performing and non-performing residential loans in the first quarter of 2024. The Company also recognized net realized losses of $0.5 million on write-downs of non-Agency RMBS. During the six months ended June 30, 2023, the Company recognized $1.8 million of net realized gains related to our residential loan portfolio, primarily as a result of loan payoff activity.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Residential loans	$(2,268)	$(6,970)	$4,702	$(5,236)	$22,277	$(27,513)
Consolidated SLST	542	(12,328)	12,870	506	(10,029)	10,535
CDOs at fair value	(136)	—	(136)	1,501	—	1,501
Preferred equity and mezzanine loan investments	(16)	513	(529)	(4,793)	966	(5,759)
Investment securities	(14,634)	(8,509)	(6,125)	(47,880)	(7,657)	(40,223)
Total unrealized (losses) gains, net	$(16,512)	$(27,294)	$10,782	$(55,902)	$5,557	$(61,459)

During the three months ended June 30, 2024, our residential loan and our first loss subordinated securities that we own in Consolidated SLST did not experience the same level of price decline as in the previous year. However, increased interest rates did have a greater impact on our investment securities portfolio, specifically our Agency RMBS.

We recognized $55.9 million in net unrealized losses for the six months ended June 30, 2024, largely due to increases in interest rates, which primarily impacted the pricing of our Agency RMBS in the first half of 2024. The Company recognized $5.6 million in net unrealized gains for the six months ended June 30, 2023 primarily due to improved pricing on our residential loan portfolio, partially offset by decreased pricing on our first loss subordinated securities that we own in Consolidated SLST and Agency RMBS.

Gains on Derivative Instruments, Net

The following table presents the components of gains on derivative investments, net for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Unrealized gains on derivative instruments	$5,509	$18,361	$(12,852)	$50,543	$13,999	$36,544
Realized gains on derivative instruments	9,962	3,212	6,750	14,139	3,212	10,927
Total gains on derivative instruments, net	$15,471	$21,573	$(6,102)	$64,682	$17,211	$47,471

Net gains on derivative investments decreased in the three-month periods, primarily due to less significant increases in interest rates during the three months ended June 30, 2024, which impact the valuations of our interest rate swaps and interest rate caps. The decrease was partially offset by an increase in realized gains on derivative instruments in the current period, primarily due to gains recognized on both the termination of and net coupon payments received on interest rate swaps.

We recognized $50.5 million and $14.0 million of unrealized gains on derivative instruments for the six months ended June 30, 2024 and June 30, 2023, respectively, due to increases in interest rates which resulted in higher valuations of our interest rate swaps and interest rate caps. The Company also recognized $14.1 million in realized gains on derivative instruments during the six months ended June 30, 2024, primarily due to both the termination of and net coupon payments received on interest rate swaps. These gains were partially offset by coupon payments made on credit default swaps and losses recognized on the expiration of options during the current period. We recognized $3.2 million of realized gains on derivative instruments for the six months ended June 30, 2023, primarily due to the settlement of interest rate caps as a result of the sale of certain multi-family real estate assets owned by entities in which we had joint venture equity investments.

Income from Equity Investments

The following table presents the components of income from equity investments for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Preferred return on preferred equity investments accounted for as equity	$3,522	$5,027	$(1,505)	$7,039	$10,340	$(3,301)
Unrealized (losses) gains on preferred equity investments accounted for as equity	(778)	5	(783)	(691)	644	(1,335)
Loss from unconsolidated joint venture equity investments in multi-family properties	(15)	(2,376)	2,361	(4,065)	(1,316)	(2,749)
Income (loss) from entity that originates residential loans	3,379	—	3,379	1,690	(2,500)	4,190
Total income from equity investments	$6,108	$2,656	$3,452	$3,973	$7,168	$(3,195)

Income from equity investments increased during the three months ended June 30, 2024, primarily due to increased profitability of an entity that originates residential loans and decreases in unrealized losses recognized on unconsolidated joint venture equity investments. The increase in total income from equity investments in the three-month periods was partially offset by decreases in preferred return on preferred equity investments accounted for as equity as a result of redemptions that have occurred since June 30, 2023.

Income from equity investments decreased during the six months ended June 30, 2024, primarily due to 1) decreases in preferred return on preferred equity investments accounted for as equity as a result of redemptions that have occurred since June 30, 2023 and 2) unrealized losses recognized on preferred equity investments accounted for as equity and unconsolidated joint venture equity investments in multi-family properties as a result of property performance and wider cap rates during the current period. The decrease in total income from equity investments in the six-month periods was partially offset by increased income from an entity that originates residential loans.

Impairment of Real Estate

The following table presents impairment of real estate for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Impairment of real estate	$(4,071)	$(16,864)	$12,793	$(40,319)	$(27,139)	$(13,180)

During the three and six months ended June 30, 2024 and June 30, 2023, we recognized impairment losses on certain multi-family real estate assets due to lower valuations driven by a decrease in net operating income estimates and wider cap rates. During the three and six months ended June 30, 2024, we also recognized impairment losses on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Loss on reclassification of disposal group	$—	$—	$—	$(14,636)	$—	$(14,636)

During the three months ended June 30, 2024, no joint venture equity investments were reclassified from disposal group held for sale.

One joint venture equity investment was reclassified from disposal group held for sale during the six months ended June 30, 2024. As a result of this transfer, we adjusted the carrying value of the long-lived assets in the Consolidated Real Estate VIE to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $14.6 million loss on reclassification of disposal group during the six months ended June 30, 2024.

Other Income (Loss)

The following table presents the components of other income (loss) for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Gain on de-consolidation of joint venture equity investment in Consolidated VIE	$261	$—	$261	$311	$—	$311
Gain on sale of real estate	127	1,879	(1,752)	261	1,879	(1,618)
Preferred equity and mezzanine loan premiums resulting from early redemption	—	186	(186)	98	186	(88)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	(1,863)	1,863	(692)	(693)	1
Provision for uncollectible accounts receivable	—	—	—	(3,207)	—	(3,207)
Miscellaneous income	27	95	(68)	54	202	(148)
Total other income (loss)	$415	$297	$118	$(3,175)	$1,574	$(4,749)

The net decrease in other income during the six-month periods is primarily due to the recording of a provision for uncollectible accounts receivable for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds in the current period. Additionally, we recognized a larger gain on sale of real estate in the prior period.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, and debt issuance costs for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,331	$9,820	$(1,489)	$17,604	$19,187	$(1,583)
Professional fees	1,491	1,427	64	3,115	2,679	436
Other	1,826	2,069	(243)	3,984	4,133	(149)
Total general and administrative expenses	$11,648	$13,316	$(1,668)	$24,703	$25,999	$(1,296)

The decrease in general and administrative expenses in the three- and six- month periods is primarily related to decreases in salary and stock compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Portfolio operating expenses	$7,399	$5,649	$1,750	$15,141	$12,721	$2,420

The increase in portfolio operating expenses in the three- and six- month periods is primarily related to an increase in expenses related to management of the business purpose loan portfolio and increased due diligence expenses related to loan purchases, partially offset by a decrease in residential loan servicing fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Residential loan securitization transaction costs	$2,072	$—	$2,072	$5,618	$—	$5,618
Corporate debt transaction costs	2,480	—	2,480	2,480	—	2,480
Total debt issuance costs	$4,552	$—	$4,552	$8,098	$—	$8,098

During the three and six months ended June 30, 2024, we recognized debt issuance costs related to residential loan securitization CDOs and senior unsecured notes issued by the Company that are expensed as incurred as a result of the fair value option election.

Comprehensive Loss

The main components of comprehensive loss for the three and six months ended June 30, 2024 and 2023, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(26,028)	$(37,202)	$11,174	$(94,367)	$(26,681)	$(67,686)
OTHER COMPREHENSIVE INCOME
Decrease (increase) in fair value of available for sale securities
Non-Agency RMBS	—	(383)	383	—	208	(208)
Total	—	(383)	383	—	208	(208)
Reclassification adjustment for net loss included in net loss	—	—	—	4	—	4
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	—	(383)	383	4	208	(204)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(26,028)	$(37,585)	$11,557	$(94,363)	$(26,473)	$(67,890)

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition pursuant to ASC 825, Financial Instruments (“ASC 825”). The fair value option was elected for these investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of June 30, 2024, all of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and six months ended June 30, 2024, respectively (amounts in thousands, except per share data):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$931,146	91,231	$10.21	$1,025,502	90,675	$11.31
Common stock issuance, net (2)	2,262	(52)		1,066	504
Common stock repurchases	(3,493)	(587)		(3,493)	(587)
Balance after share activity	929,915	90,592	10.26	1,023,075	90,592	11.29
Adjustment of redeemable non-controlling interest to estimated redemption value	(7,563)		(0.08)	(13,991)		(0.15)
Dividends and dividend equivalents declared	(18,524)		(0.20)	(36,921)		(0.41)
Net change in accumulated other comprehensive loss:
Investment securities available for sale (3)	—		—	4		—
Net loss attributable to Company's common stockholders	(26,028)		(0.29)	(94,367)		(1.04)
Ending Balance	$877,800	90,592	$9.69	$877,800	90,592	$9.69

(1)Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2024 are 90,592,065.
(2)Includes amortization of stock based compensation.
(3)The net increase relates to the reclassification of unrealized loss to net loss during the period.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost, net interest spread, undepreciated loss and adjusted book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

Adjusted Net Interest Income (Loss) and Net Interest Spread

Financial results for the Company during a given period include the net interest income earned on our investment portfolio of residential loans, RMBS, CMBS, ABS and preferred equity investments and mezzanine loans, where the risks and payment characteristics are equivalent to and accounted for as loans (collectively, our “interest earning assets”). Adjusted net interest income (loss) and net interest spread (both supplemental non-GAAP financial measures) are impacted by factors such as our cost of financing, including our hedging costs, and the interest rate that our investments bear. Furthermore, the amount of premium or discount paid on purchased investments and the prepayment rates on investments will impact adjusted net interest income (loss) as such factors will be amortized over the expected term of such investments.

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated as our GAAP interest income reduced by the interest expense recognized on Consolidated SLST CDOs,
•adjusted interest expense – calculated as our GAAP interest expense reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include the net interest component of interest rate swaps,
•adjusted net interest income (loss) – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets and excludes all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings, which is included in gains on derivative instruments, net in the Company's condensed consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three and six months ended June 30, 2024 and 2023, respectively (dollar amounts in thousands):
Three Months Ended June 30, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$81,315	$2,708	$—	$84,023
Adjusted Interest Expense (1)	(53,051)	—	(3,638)	(56,689)
Adjusted Net Interest Income (Loss) (1)	$28,264	$2,708	$(3,638)	$27,334

Average Interest Earning Assets (3)	$5,103,593	$96,373	$1,000	$5,200,966
Average Interest Bearing Liabilities (4)	$4,226,917	$—	$220,697	$4,447,614

Yield on Average Interest Earning Assets (1) (5)	6.37%	11.30%	—	6.46%
Average Financing Cost (1) (6)	(5.05)%	—	(6.63)%	(5.13)%
Net Interest Spread (1) (7)	1.32%	11.30%	(6.63)%	1.33%

Three Months Ended June 30, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$47,941	$3,618	$15	$51,574
Adjusted Interest Expense (1)	(31,667)	—	(3,307)	(34,974)
Adjusted Net Interest Income (Loss) (1)	$16,274	$3,618	$(3,292)	$16,600

Average Interest Earning Assets (3)	$3,264,106	$133,608	$1,249	$3,398,963
Average Interest Bearing Liabilities (4)	$2,305,556	$—	$205,673	$2,511,229

Yield on Average Interest Earning Assets (1) (5)	5.87%	10.86%	4.80%	6.07%
Average Financing Cost (1) (6)	(5.51)%	—	(6.45)%	(5.59)%
Net Interest Spread (1) (7)	0.36%	10.86%	(1.65)%	0.48%

Six Months Ended June 30, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$156,740	$5,373	$—	$162,113
Adjusted Interest Expense (1)	(101,812)	—	(6,772)	(108,584)
Adjusted Net Interest Income (Loss) (1)	$54,928	$5,373	$(6,772)	$53,529

Average Interest Earning Assets (3)	$4,951,232	$95,877	$1,000	$5,048,109
Average Interest Bearing Liabilities (4)	$4,063,891	$—	$219,998	$4,283,889

Yield on Average Interest Earning Assets (1) (5)	6.33%	11.21%	—	6.42%
Average Financing Cost (1) (6)	(5.04)%	—	(6.19)%	(5.10)%
Net Interest Spread (1) (7)	1.29%	11.21%	(6.19)%	1.32%

Six Months Ended June 30, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$95,146	$7,188	$62	$102,396
Adjusted Interest Expense (1)	(62,074)	—	(5,855)	(67,929)
Adjusted Net Interest Income (Loss) (1)	$33,072	$7,188	$(5,793)	$34,467

Average Interest Earning Assets (3)	$3,198,508	$128,639	$1,527	$3,328,674
Average Interest Bearing Liabilities (4)	$2,227,843	$—	$175,337	$2,403,180

Yield on Average Interest Earning Assets (1) (5)	5.95%	11.18%	8.12%	6.15%
Average Financing Cost (1) (6)	(5.62)%	—	(6.73)%	(5.70)%
Net Interest Spread (1) (7)	0.33%	11.18%	1.39%	0.45%

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

For the three- and six- month periods, adjusted interest income increased by approximately $32.4 million and $59.7 million, respectively, primarily due to an increase in interest earnings assets driven by increased investment in Agency RMBS since June 30, 2023. Yield on average interest earnings assets also increased, primarily due to an increase in the average coupon rate of our single-family portfolio driven by our continued investment in higher yielding business purpose loans.

Adjusted interest expense increased for the three- and six- month periods by approximately $21.7 million and $40.7 million, respectively, as a result of increased repurchase agreement financing obtained on Agency RMBS. Average financing cost decreased in 2024 primarily due to the benefit of our in-the-money interest rate swaps in the current period.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three and six months ended June 30, 2024 and 2023, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended June 30,
	2024				2023
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$88,067	$2,708	$—	$90,775	$53,907	$3,618	$15	$57,540
GAAP interest expense	(67,434)	—	(4,297)	(71,731)	(38,542)	—	(3,862)	(42,404)
GAAP total net interest income (loss)	$20,633	$2,708	$(4,297)	$19,044	$15,365	$3,618	$(3,847)	$15,136

GAAP interest income	$88,067	$2,708	$—	$90,775	$53,907	$3,618	$15	$57,540
Adjusted for:
Consolidated SLST CDO interest expense	(6,752)	—	—	(6,752)	(5,966)	—	—	(5,966)
Adjusted interest income	$81,315	$2,708	$—	$84,023	$47,941	$3,618	$15	$51,574

GAAP interest expense	$(67,434)	$—	$(4,297)	$(71,731)	$(38,542)	$—	$(3,862)	$(42,404)
Adjusted for:
Consolidated SLST CDO interest expense	6,752	—	—	6,752	5,966	—	—	5,966
Net interest benefit of interest rate swaps	7,631	—	659	8,290	909	—	555	1,464
Adjusted interest expense	$(53,051)	$—	$(3,638)	$(56,689)	$(31,667)	$—	$(3,307)	$(34,974)

Adjusted net interest income (loss) (1)	$28,264	$2,708	$(3,638)	$27,334	$16,274	$3,618	$(3,292)	$16,600

	Six Months Ended June 30,
	2024				2023
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$169,293	$5,373	$—	$174,666	$107,426	$7,188	$62	$114,676
GAAP interest expense	(129,173)	—	(8,586)	(137,759)	(75,300)	—	(6,439)	(81,739)
GAAP total net interest income (loss)	$40,120	$5,373	$(8,586)	$36,907	$32,126	$7,188	$(6,377)	$32,937

GAAP interest income	$169,293	$5,373	$—	$174,666	$107,426	$7,188	$62	$114,676
Adjusted for:
Consolidated SLST CDO interest expense	(12,553)	—	—	(12,553)	(12,280)	—	—	(12,280)
Adjusted interest income	$156,740	$5,373	$—	$162,113	$95,146	$7,188	$62	$102,396

GAAP interest expense	$(129,173)	$—	$(8,586)	$(137,759)	$(75,300)	$—	$(6,439)	$(81,739)
Adjusted for:
Consolidated SLST CDO interest expense	12,553	—	—	12,553	12,280	—	—	12,280
Net interest benefit of interest rate swaps	14,808	—	1,814	16,622	946	—	584	1,530
Adjusted interest expense	$(101,812)	$—	$(6,772)	$(108,584)	$(62,074)	$—	$(5,855)	$(67,929)

Adjusted net interest income (loss) (1)	$54,928	$5,373	$(6,772)	$53,529	$33,072	$7,188	$(5,793)	$34,467

(1)Adjusted net interest income (loss) is calculated by subtracting adjusted interest expense from adjusted interest income.

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

A reconciliation of net loss attributable to Company's common stockholders to undepreciated loss for the three and six months ended June 30, 2024 and 2023, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Company's common stockholders	$(26,028)	$(37,202)	$(94,367)	$(26,681)
Add:
Depreciation expense on operating real estate	3,698	2,180	7,572	4,300
Undepreciated loss	$(22,330)	$(35,022)	$(86,795)	$(22,381)

Weighted average shares outstanding - basic	90,989	91,193	91,053	91,254
Undepreciated loss per common share	$(0.25)	$(0.38)	$(0.95)	$(0.25)

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

The substantial majority of our remaining assets are financial or similar instruments that are carried at fair value in accordance with the fair value option in our condensed consolidated financial statements. However, unlike our use of the fair value option for the assets in our investment portfolio, certain CDOs issued by our residential loan securitizations, certain senior unsecured notes and subordinated debentures that finance our investment portfolio assets are carried at amortized cost in our condensed consolidated financial statements. By adjusting these financing instruments to fair value, adjusted book value reflects the Company's net equity in investments on a comparable fair value basis.

We believe that the presentation of adjusted book value per common share provides a useful measure for investors and us as it provides a consistent measure of our value, allows management to effectively consider our financial position and facilitates the comparison of our financial performance to that of our peers.

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of June 30, 2024 and December 31, 2023, respectively, is presented below (amounts in thousands, except per share data):

	June 30, 2024	December 31, 2023
Company's stockholders' equity	$1,431,910	$1,579,612
Preferred stock liquidation preference	(554,110)	(554,110)
GAAP book value	877,800	1,025,502
Add:
Cumulative depreciation expense on real estate (1)	21,692	21,801
Cumulative amortization of lease intangibles related to real estate (1)	11,078	14,897
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	44,053	30,062
Adjustment of amortized cost liabilities to fair value	43,475	55,271
Adjusted book value	$998,098	$1,147,533

Common shares outstanding	90,592	90,675
GAAP book value per common share (2)	$9.69	$11.31
Adjusted book value per common share (3)	$11.02	$12.66

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income (loss) at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

Balance Sheet Analysis

As of June 30, 2024, we had approximately $8.2 billion of total assets. Included in this amount is approximately $1.0 billion of assets held in Consolidated SLST and $1.1 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2023, we had approximately $7.4 billion of total assets. Included in this amount is approximately $757.8 million of assets held in Consolidated SLST and $1.5 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Acquired residential loans	$2,498,247	$2,329,443
Consolidated SLST	1,004,944	754,860
Total	$3,503,191	$3,084,303

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

The following tables detail our acquired residential loans by strategy at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,517	$601,467	$570,841	630	53%	5.2%
Performing residential loan strategy	2,688	613,992	528,181	716	58%	4.1%
Business purpose bridge loan strategy	2,028	1,063,090	1,036,012	740	64%	10.3%
Business purpose rental loan strategy	1,583	388,995	363,213	747	69%	5.4%
Total	10,816	$2,667,544	$2,498,247

	December 31, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,687	$626,316	$601,239	630	60%	5.1%
Performing residential loan strategy	2,803	642,320	548,736	717	62%	4.0%
Business purpose bridge loan strategy	1,720	919,990	896,988	735	65%	9.6%
Business purpose rental loan strategy	1,111	311,663	282,480	749	68%	5.1%
Total	10,321	$2,500,289	$2,329,443
(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	June 30, 2024	December 31, 2023
50% or less	11.4%	13.6%
>50% - 60%	10.7%	10.9%
>60% - 70%	21.8%	22.4%
>70% - 80%	32.8%	29.5%
>80% - 90%	12.8%	11.8%
>90% - 100%	5.3%	6.0%
>100%	5.2%	5.8%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2024	December 31, 2023
550 or less	8.2%	9.1%
551 to 600	7.1%	7.9%
601 to 650	7.3%	8.3%
651 to 700	15.3%	15.6%
701 to 750	24.6%	24.0%
751 to 800	29.8%	28.0%
801 and over	7.7%	7.1%
Total	100.0%	100.0%

Current Coupon	June 30, 2024	December 31, 2023
3.00% or less	6.6%	7.6%
3.01% - 4.00%	14.6%	16.5%
4.01% - 5.00%	18.5%	20.9%
5.01% - 6.00%	7.7%	9.3%
6.01% - 7.00%	6.6%	7.2%
7.01% - 8.00%	7.1%	8.1%
8.01% and over	38.9%	30.4%
Total	100.0%	100.0%

Delinquency Status	June 30, 2024	December 31, 2023
Current	89.4%	88.0%
31 – 60 days	1.9%	2.2%
61 – 90 days	0.7%	1.0%
90+ days	8.0%	8.8%
Total	100.0%	100.0%

Origination Year	June 30, 2024	December 31, 2023
2007 or earlier	20.1%	22.4%
2008 - 2016	4.1%	4.4%
2017 - 2020	13.6%	15.7%
2021	14.2%	19.3%
2022	15.6%	21.4%
2023	12.5%	16.8%
2024	19.9%	—%
Total	100.0%	100.0%

As of June 30, 2024 and December 31, 2023, the Company had an investment in an entity that originates residential loans. The Company purchased $66.6 million and $107.4 million of residential loans from the entity during the three and six months ended June 30, 2024, respectively, and $24.0 million and $40.0 million of residential loans from the entity during the three and six months ended June 30, 2023, respectively.

Consolidated SLST

The Company owns first loss subordinated securities and certain IOs issued by Freddie Mac-sponsored residential loan securitizations. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans of the securitizations and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST.

During the three months ended June 30, 2024, the Company invested in subordinated securities issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of $285.1 million of residential loans and $275.2 million of CDOs in the VIE. Our investment in Consolidated SLST as of June 30, 2024 and December 31, 2023 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $156.0 million and $157.2 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands, except current average loan size):

	June 30, 2024	December 31, 2023
Current fair value	$1,004,944	$754,860
Current unpaid principal balance	$1,157,274	$892,546
Number of loans	7,505	5,813
Current average loan size	$154,200	$153,543
Weighted average original loan term (in months) at purchase	347	352
Weighted average LTV at purchase	62%	68%
Weighted average credit score at purchase	770	701

Current Coupon:
3.00% or less	5.8%	2.5%
3.01% – 4.00%	37.4%	38.5%
4.01% – 5.00%	36.8%	39.5%
5.01% – 6.00%	11.8%	11.8%
6.01% and over	8.2%	7.7%

Delinquency Status:
Current	68.9%	72.6%
31 - 60	15.1%	12.9%
61 - 90	6.7%	5.0%
90+	9.3%	9.5%

Origination Year:
2005 or earlier	27.4%	31.1%
2006	14.4%	15.7%
2007	19.8%	21.5%
2008 or later	38.4%	31.7%

Geographic state concentration (greater than 5.0%):
California	11.5%	10.7%
New York	10.6%	10.0%
Florida	9.2%	10.3%
New Jersey	6.7%	7.6%
Illinois	6.3%	7.2%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements

As of June 30, 2024, the Company had repurchase agreements with six third-party financial institutions to finance residential loans, real estate owned and single-family rental properties. As of June 30, 2024, the Company's only repurchase agreement exposure where the amount of collateral at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 7.81%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
June 30, 2024	$2,775,000	$505,542	$(1,104)	$504,438	$678,137	7.89%	9.13
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $87.5 million, a weighted average rate of 8.06%, and weighted average months to maturity of 9 months as of June 30, 2024. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023.
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
(3)Includes residential loans and real estate owned with an aggregate carrying value of $538.3 million and single-family rental properties with a net carrying value of $139.9 million as of June 30, 2024. Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2024, 2023 and 2022 for our repurchase agreements secured by residential loans and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2024	$521,269	$505,542	$576,119
March 31, 2024	437,826	456,038	456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $157.3 million and $265.1 million, respectively, as of June 30, 2024. As of December 31, 2023, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $158.4 million and $315.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4) (5)	$903,369	$844,032	3.63%	2059 - 2064
Residential loan securitizations at fair value (4)	$764,341	$733,079	5.74%	2029 - 2068
Residential loan securitizations at amortized cost, net	$985,051	$972,389	3.78%	2027 - 2062

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations at amortized cost, net	$1,292,015	$1,276,780	4.00%	2026 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. The following table presents a summary of CDO interest rate step-up features as of June 30, 2024 (dollar amounts in thousands):

Outstanding Balance	Step-Up	Step-Up Date	Additional Step-Up	Additional Step-Up Date
$381,023	3.00%	August 2024 - July 2025	1.00%	August 2025 - July 2026
$824,522	1.00%, 1.50%, or 2.00%	January 2025 - December 2026	N/A	N/A

(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and issued by residential loan securitizations completed after January 1, 2024 (see Note 16). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and six months ended June 30, 2024, the Company recognized $0.1 million in net unrealized losses and $1.5 million in net unrealized gains on residential loan securitizations at fair value, respectively, which are included in unrealized (losses) gains, net on the accompanying condensed consolidated statements of operations.
(5)During the three months ended June 30, 2024, the Company invested in subordinated securities issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of $285.1 million of residential loans and $275.2 million of CDOs in the VIE.

Investment Securities

At June 30, 2024, our investment securities portfolio included Agency RMBS and non-Agency RMBS, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2024, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of June 30, 2024 as compared to December 31, 2023 is primarily due to purchases of Agency RMBS and non-Agency RMBS during the period partially offset by a decrease in the fair value of Agency RMBS due to increases in interest rates.

The following tables summarize our investment securities portfolio as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,416,074	$2,424,931	$9,385	$(15,992)	$2,418,324	5.86%	5.76%	$2,184,265
Adjustable rate	143,016	141,395	983	(7)	142,371	5.47%	5.46%	133,065
IO	1,109,832	67,843	—	(14,696)	53,147	0.76%	13.27%	29,365
Total Agency RMBS	3,668,922	2,634,169	10,368	(30,695)	2,613,842	4.03%	5.96%	2,346,695
Non-Agency RMBS
Senior	34,369	34,369	195	—	34,564	8.08%	8.05%	26,225
Subordinated	7,708	7,083	—	(3,330)	3,753	3.94%	4.58%	—
IO	359,369	13,869	6,051	—	19,920	1.51%	28.86%	—
Total Non-Agency RMBS	401,446	55,321	6,246	(3,330)	58,237	1.73%	16.74%	26,225
Total - AFS	$4,070,368	$2,689,490	$16,614	$(34,025)	$2,672,079	3.79%	6.11%	$2,372,920
Consolidated SLST
Non-Agency RMBS
Subordinated	$251,834	$189,949	$—	$(49,468)	$140,481	4.50%	4.22%	$74,931
IO	135,073	16,255	—	(771)	15,484	3.50%	8.30%	—
Total Non-Agency RMBS	386,907	206,204	—	(50,239)	155,965	4.13%	4.57%	74,931
Total - Consolidated SLST	$386,907	$206,204	$—	$(50,239)	$155,965	4.13%	4.57%	$74,931
Total Investment Securities	$4,457,275	$2,895,694	$16,614	$(84,264)	$2,828,044	3.82%	5.98%	$2,447,851

	December 31, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$1,756,343	$1,761,138	$21,581	$(1,829)	$1,780,890	5.74%	5.64%	$1,602,695
Adjustable rate	149,052	147,460	1,741	—	149,201	5.48%	5.35%	137,084
IO	1,139,828	52,623	6,813	(203)	59,233	0.76%	14.81%	31,657
Total Agency RMBS	3,045,223	1,961,221	30,135	(2,032)	1,989,324	4.34%	5.79%	1,771,436
Non-Agency RMBS
Senior	35	35	—	(4)	31	3.65%	3.60%	—
Subordinated	8,164	7,526	—	(4,281)	3,245	4.61%	7.39%	—
IO	375,563	14,571	6,646	—	21,217	1.63%	27.42%	—
Total Non-Agency RMBS	383,762	22,132	6,646	(4,285)	24,493	1.70%	20.27%	—
Total - AFS	$3,428,985	$1,983,353	$36,781	$(6,317)	$2,013,817	3.64%	6.20%	$1,771,436
Consolidated SLST
Non-Agency RMBS
Subordinated	$238,017	$189,962	$—	$(49,684)	$140,278	4.44%	4.01%	$55,881
IO	139,914	17,937	—	(1,061)	16,876	3.50%	7.43%	—
Total Non-Agency RMBS	377,931	207,899	—	(50,745)	157,154	4.09%	4.32%	55,881
Total - Consolidated SLST	$377,931	$207,899	$—	$(50,745)	$157,154	4.09%	4.32%	$55,881
Total Investment Securities	$3,806,916	$2,191,252	$36,781	$(57,062)	$2,170,971	3.74%	5.80%	$1,827,317

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.
(3)Outstanding repurchase agreements as of December 31, 2023 do not include $34.7 million of repurchase agreement financing for CDOs repurchased from our residential loan securitizations. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of June 30, 2024, Agency RMBS with a fair value of $34.1 million were pledged as initial margin for outstanding interest rate swaps.

Investment Securities Financing

Repurchase Agreements

As of June 30, 2024, the Company had $2.4 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of June 30, 2024, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of June 30, 2024, the weighted average interest rate for repurchase agreements secured by investment securities was 5.54%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2024, 2023 and 2022 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2024	$2,202,770	$2,447,851	$2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

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

As of June 30, 2024, one preferred equity investment was greater than 90 days delinquent. In response to recent developments with respect to the property, its financing and market conditions, the Company has reduced the fair value of this investment to zero as of June 30, 2024. This investment represents 1.6% of the total investment amount of the Mezzanine Lending portfolio. Also as of June 30, 2024, the Company evaluated the recoverability of the preferred return on its preferred equity investment in a Consolidated VIE and ceased further accruals. This investment represents 7.1% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	20	$195,413	$201,395	12.48%	3.8
Preferred equity investment in Consolidated VIE (4)	1	15,394	15,418	13.78%	7.5
Total	21	$210,807	$216,813	12.57%	4.1

	December 31, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	21	$200,034	$200,690	12.40%	4.2
Preferred equity investment in Consolidated VIE (4)	1	11,706	11,732	13.50%	8.0
Total	22	$211,740	$212,422	12.46%	4.4
(1)Preferred equity investments in the amounts of $93.0 million and $95.8 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Preferred equity investments in the amounts of $102.4 million and $104.2 million are included in equity investments on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.

(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, respectively, is shown below (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,133	$1,300
Real estate, net	53,946	54,439
Lease intangible, net (a)	—	2,378
Other assets	5,278	4,722
Total assets	60,357	62,839

Mortgage payable on real estate, net	45,115	45,142
Other liabilities	1,793	2,403
Total liabilities	46,908	47,545

Non-controlling interest in Consolidated VIE	(1,945)	3,588
Preferred equity investment in Consolidated VIE	$15,394	$11,706

(a)Included in other assets in the accompanying condensed consolidated balance sheets.

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$51,924	24.0%	13.1%	82%	1.06x
Texas	6	47,273	21.8%	12.3%	83%	1.10x
Utah	1	22,734	10.5%	12.0%	69%	N/A	(3)
Arizona	1	19,109	8.8%	14.0%	88%	1.46x
Tennessee	1	14,954	6.9%	11.0%	90%	1.15x
Other	9	60,819	28.0%	12.5%	83%	1.43x
Total	21	$216,813	100.0%	12.6%	82%	1.26x

	December 31, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	4	$55,753	26.3%	13.0%	77%	1.27x
Texas	6	42,854	20.2%	11.9%	92%	1.21x
Utah	1	21,970	10.3%	12.0%	68%	N/A	(3)
Arizona	1	17,811	8.4%	14.0%	85%	0.45x	(4)
Tennessee	1	14,525	6.8%	11.0%	90%	1.27x
Other	9	59,509	28.0%	12.5%	83%	1.36x
Total	22	$212,422	100.0%	12.5%	83%	1.24x

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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 9 for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $186.4 million and $236.3 million as of June 30, 2024 and December 31, 2023, respectively.

A reconciliation of our net equity investments in Consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, respectively, is shown below (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$8,368	$15,612
Real estate, net (1)	732,437	979,934
Lease intangible, net (2)	—	2,378
Assets of disposal group held for sale (3)	373,538	426,017
Other assets	24,947	34,657
Total assets	$1,139,290	$1,458,598

Mortgages payable on real estate, net (4)	$592,919	$784,421
Liabilities of disposal group held for sale (3)	340,138	386,024
Other liabilities	15,730	21,797
Total liabilities	$948,787	$1,192,242

Redeemable non-controlling interest in Consolidated VIEs	$23,088	$28,061
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(44,053)	(30,062)
Non-controlling interest in Consolidated VIEs	6,662	17,150
Non-controlling interest in disposal group held for sale	2,966	3,178
Net equity investment (5)	$201,840	$248,029
Less: Net equity in preferred equity investment in Consolidated VIE (6)	(15,394)	(11,706)
Net equity investment in Consolidated JVs and disposal group held for sale	$186,446	$236,323

(1)Includes real estate held for sale in the amount of $59.9 million as of June 30, 2024.
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
(5)The Company's net equity investment as of June 30, 2024 consists of $171.4 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $30.4 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2023 consists of $211.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $36.8 million of net equity investments in disposal group held for sale.
(6)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company owns equity interests in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following tables summarize our unconsolidated multi-family joint venture equity investments as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

June 30, 2024
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,655

December 31, 2023
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$5,720

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of June 30, 2024, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $156.0 million consists of three joint venture equity investments in multi-family properties and a combined preferred equity and common equity investment in one joint venture entity that do not meet the criteria to be classified as disposal group held for sale. One of the joint venture entities has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $23.1 million as of June 30, 2024.

The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of June 30, 2024 and December 31, 2023, respectively, are shown below (dollar amounts in thousands):

June 30, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$48,253	43.1%
Florida	1	50%	$15,593	13.9%
South Carolina	2	67% - 70%	$14,009	12.5%
Kentucky	1	70%	$11,159	10.0%
Alabama	2	70% - 80%	$9,987	8.9%
Tennessee	2	65% - 70%	$6,814	6.1%

December 31, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Florida	5	50% - 95%	$56,607	33.4%
Texas	5	70%	$49,727	29.4%
Tennessee	2	65% - 70%	$18,131	10.7%
South Carolina	2	67% - 70%	$13,561	8.0%
Alabama	2	70% - 80%	$11,737	6.9%
Kentucky	1	70%	$10,979	6.5%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of June 30, 2024.

Market	Property Count	Occupancy %		Units	Rent per Unit (1)	LTV (2)
Beaufort, SC	1	94.4%		248	$1,571	72.0%
Birmingham, AL	1	92.1%		429	1,318	75.9%
Collierville, TN	1	90.4%		324	1,548	88.0%
Columbia, SC	1	95.3%		276	1,205	83.4%
Dallas, TX	2	92.3%		401	1,889	83.6%
Houston, TX	2	94.1%		392	1,187	77.6%
Little Rock, AR	1	96.0%		202	1,344	88.3%
Louisville, KY	1	95.0%		300	1,424	82.5%
Memphis, TN	1	69.8%	(3)	242	1,078	74.9%
Montgomery, AL	1	89.7%		252	1,028	77.1%
Oklahoma City, OK	2	91.2%		957	756	76.0%
San Antonio, TX	2	90.1%		684	1,284	86.5%
St Petersburg, FL	1	95.7%		326	2,497	72.4%
Webster, TX	1	91.5%		366	963	78.2%
Total Count/Average	18	91.4%		5,399	$1,303	79.5%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.
(3)Property incurred a loss due to fire, affecting occupancy until units are returned to service.

Property Data for Joint Venture Equity Investments in Multi-Family Properties in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of June 30, 2024.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Apopka, FL	1	89.6%	240	$1,748	77.5%
Birmingham, AL	1	91.3%	264	1,707	66.4%
Brandon, FL	1	94.0%	285	1,545	77.8%
Fort Myers, FL	1	87.9%	338	1,558	78.1%
Kissimmee, FL	1	93.1%	320	1,764	77.7%
Orlando, FL	1	91.8%	220	1,558	76.4%
Tampa, FL	1	93.5%	400	1,636	77.6%
Total Count/Average	7	91.7%	2,067	$1,644	76.4%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investment in Entity that Originates Residential Loans

As of June 30, 2024 and December 31, 2023, the Company had an investment in an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. The following table summarizes our ownership interest in the entity that originates residential loans as of June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

		June 30, 2024		December 31, 2023
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC	Residential Loans	50%	$38,844	50%	$37,154
Total			$38,844		$37,154

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
The Company and Consolidated Real Estate VIEs are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments.

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
The Company has equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price and U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed strike level.

Debt

The Company's debt as of June 30, 2024 included senior unsecured notes and subordinated debentures.

9.125% Senior Notes due 2029

On June 28, 2024, the Company completed the issuance of $60.0 million in aggregate principal amount of its 9.125% Senior Notes due 2029 (the "9.125% Senior Notes") in an underwritten public offering. The 9.125% Senior Notes were issued at par, bear interest at a rate equal to 9.125% per year and mature on July 1, 2029, unless earlier redeemed.

5.75% Senior Notes due 2026

As of June 30, 2024, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Notes due 2026 (the "5.75% Senior Notes") outstanding. The 5.75% Senior Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's 5.75% Senior Notes, which mature on April 30, 2026, contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of June 30, 2024, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 9.43% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at June 30, 2024 and December 31, 2023, respectively (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	177,697	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,418	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,585	71,585
Common stock	906	907
Additional paid-in capital	2,280,664	2,297,081
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,385,105)	(1,253,817)
Company's stockholders' equity	$1,431,910	$1,579,612

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending June 30, 2025) and long-term (beyond June 30, 2025) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

Since late March 2020, we have focused on strengthening our balance sheet and long-term capital preservation primarily by focusing on assets and markets that provide compelling risk-adjusted returns through either an unlevered strategy or through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. Beginning in the year ended December 31, 2023, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the investments in our portfolio of credit investments, and have utilized mark-to-market repurchase agreement financing to fund that expansion. As of June 30, 2024, the Company’s portfolio recourse leverage ratio of 2.0x, remains within our target range. As of June 30, 2024, 58% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 48% collateralized by Agency RMBS and 10% collateralized by residential credit assets. The remaining 42% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio, including our joint venture equity investments, and generate relatively high portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At June 30, 2024, we had $227.1 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs), $166.1 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations), and $143.7 million of unencumbered residential loans.

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

Cash Flows and Liquidity for the Six Months Ended June 30, 2024

During the six months ended June 30, 2024, net cash, cash equivalents and restricted cash increased by $37.5 million.

Cash Flows Used in Operating Activities

We used net cash flows in operating activities totaling $14.1 million during the six months ended June 30, 2024. Our cash flow used in operating activities differs from our net loss due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate and loss on reclassification of disposal group).

Cash Flows Used in Investing Activities

During the six months ended June 30, 2024, our net cash flows used in investing activities were $826.1 million, primarily as a result of purchases of investment securities and residential loans and capital expenditures on real estate. This was partially offset by principal repayments received on residential loans and investment securities, net proceeds from the sale of residential loans and real estate, return of capital from equity investments, net variation margin received for derivative instruments and net payments received from derivative instruments.

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

Cash Flows From Financing Activities

During the six months ended June 30, 2024, our net cash flows provided by financing activities were $877.7 million. The main sources of cash flows from financing activities were proceeds from issuance of CDOs and senior unsecured notes and proceeds received from repurchase agreements. This was partially offset by paydowns on and extinguishment of CDOs and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of June 30, 2024, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At June 30, 2024, we had longer-term repurchase agreements with initial terms of up to two years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties. The outstanding financing under five of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. We have entered into or amended repurchase agreements with two counterparties that are secured by certain of our residential loans and are not subject to margin calls in the event the market value of the collateral declines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements secured by residential loans, proceeds from the residential loans will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of June 30, 2024, we had an aggregate amount at risk under repurchase agreements secured by residential loans, real estate owned and single-family rental properties of approximately $172.6 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources – General” above.

As of June 30, 2024, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of June 30, 2024, we had $227.1 million included in cash and cash equivalents and $166.1 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of June 30, 2024 included $44.6 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $121.4 million of Agency RMBS.

At June 30, 2024, the Company had $100.0 million aggregate principal amount of 5.75% Senior Notes outstanding. The 5.75% Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the 5.75% Senior Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the 5.75% Senior Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the 5.75% Senior Notes. The Company's 5.75% Senior Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

At June 30, 2024, the Company had $60.0 million aggregate principal amount of 9.125% Senior Notes outstanding. The 9.125% Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company has the right to redeem the 9.125% Senior Notes, in whole or in part, at any time on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 9.125% Senior Notes.

At June 30, 2024, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $1.7 billion. We had 11 Company-sponsored securitizations with CDOs outstanding as of June 30, 2024. See Note 13 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of June 30, 2024, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by our total stockholders' equity, was approximately 2.1 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale. As of June 30, 2024, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 2.0 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

The Company and Consolidated Real Estate VIEs are required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments. The joint venture entities that own the multi-family properties will be required to enter into new interest rate cap contracts upon their expiration and may require the Company to contribute additional capital to the respective joint venture.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan (“DRIP”), which provides for the issuance of up to $20.0 million of shares of our common stock. The Company issued the 9.125% Senior Notes in an underwritten public offering during the six months ended June 30, 2024.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the six months ended June 30, 2024. As of June 30, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires March 31, 2025, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the three and six months ended June 30, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $5.95 per common share. As of June 30, 2024, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

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

Commitment to Fund Business Purpose Loans

As of June 30, 2024, the Company had commitments to fund up to $190.6 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing earnings potential while seeking to maintain long term stable portfolio values. Certain of our consolidated multi-family properties with variable-rate mortgages payable have entered into interest rate cap contracts as required by the respective mortgage loan agreements. The Company also has an interest rate cap contract related to a repurchase agreement for residential loans, as required by the counterparty.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of June 30, 2024 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(59,025)
+100	$(29,424)
-100	$29,178
-200	$57,865
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of June 30, 2024. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
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

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as has been the case throughout much of 2022, 2023 and the first half of 2024. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

We have placed a greater emphasis on procuring longer-termed and/or more committed financing arrangements for our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. These financings may involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
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

We purchase certain residential loans at a discount to par, reflecting a perceived higher risk of default. In connection with our loan acquisitions, we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan, compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties may be obligated to repurchase the loan from us. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer for each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

Investments in non-Agency RMBS, CMBS and ABS also contain credit risk. These investments typically consist of either the senior, mezzanine or subordinate tranches in securitizations. The underlying collateral of these securitizations may be exposed to various macroeconomic and asset-specific credit risks. These securities have varying levels of credit enhancement which provide some structural protection from losses within the securitization. We undertake an in-depth assessment of the underlying collateral and securitization structure when investing in these assets, which may include modeling defaults, prepayments and losses across different scenarios. In addition, we are exposed to credit risk in our Mezzanine Lending and equity investments in owners of multi-family properties, including joint venture equity investments in multi-family apartment communities. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multi-family properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets in which it invests or that serve as collateral for its investments. In connection with these types of investments by us in multi-family properties, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments. Additionally, the Company's preferred equity and equity investments typically provide us with various rights and remedies to protect our investment.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2024 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our portfolio as of June 30, 2024, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Percentage Change in Portfolio Fair Value (1)
(basis points)	(dollar amounts in thousands)
+200	$(179,097)	(3.75)%
+100	$(108,186)	(2.26)%
Base		—
-100	$63,711	1.33%
-200	$113,520	2.37%
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average purchase price of $5.95 per common share. As of June 30, 2024, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended June 30, 2024 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$193,167
May 1, 2024 - May 31, 2024	392,049	5.95	392,049	190,837
June 1, 2024 - June 30, 2024	195,298	5.94	195,298	189,680
Total	587,347	$5.95	587,347	$189,680

(1)On February 15, 2022, the Company’s Board of Directors approved a $200.0 million common stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s common stock, which was announced on February 17, 2022. The common stock repurchase program was initially set to expire March 31, 2023. On February 20, 2023, the Company's Board of Directors extended the common stock repurchase program's expiration to March 31, 2024. This extension was announced on February 22, 2023. On March 15, 2023 the Company’s Board of Directors approved an upsize of the common stock repurchase program to $246.0 million, which was announced on March 15, 2023. On February 20, 2024, the Company's Board of Directors extended the common stock repurchase program's expiration to March 31, 2025. This extension was announced on February 21, 2024.

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

During the three months ended June 30, 2024, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of June 30, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

4.9
Second Supplemental Indenture, dated as of June 28, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2024).

4.10	Form of 9.125% Senior Notes Due 2029 (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 28, 2024).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1†
Form of 2024 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

10.2†
Form of 2024 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

10.3†	The Company's 2024 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 2, 2024	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2024	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)