Form 10-K
period 2024-12-31
NEW YORK MORTGAGE TRUST, INC.
filed 2025-02-21
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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
(212) 792-0107
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTL	NASDAQ Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTZ	NASDAQ Stock Market
9.125% Senior Notes due 2029	NYMTI	NASDAQ Stock Market
9.125% Senior Notes due 2030	NYMTG	NASDAQ Stock Market

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company☐ Emerging Growth Company☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $521,167,750 based on the closing sale price on the NASDAQ Global Select Market on June 28, 2024.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 14, 2025 was 90,567,445.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders scheduled for June 2025 to be filed with the Securities and Exchange Commission by no later than April 30, 2025.
Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

•“Consolidated SLST” refers to Freddie Mac-sponsored residential loan securitizations, comprised of seasoned re-performing and non-performing residential loans, of which we own the first loss subordinated securities and certain IOs, that we consolidate in our financial statements in accordance with GAAP;

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

•“Mezzanine Lending” refers, collectively, to preferred equity and mezzanine loan investments in multi-family properties;

•“MSRs” refers to mortgage servicing rights that represent the contractual right to service residential loans;

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

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk-adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) Agency RMBS, (iii) non-Agency RMBS, (iv) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties and (v) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

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

Our Investment Strategy

Our strategy is to own and manage a portfolio of primarily mortgage-related single-family and multi-family residential assets that include elements of credit risk and/or interest rate risk. We intend to continue, subject to market conditions, to focus on assets, many of which we have originated or sourced through proprietary channels, that we believe will deliver more attractive risk-adjusted returns over time. In particular, we seek investment opportunities in markets where we believe we have a competitive advantage due to operational barriers to entry. We define credit assets as (i) residential loans, including business purpose loans, (ii) non-Agency RMBS, (iii) structured multi-family property investments and (iv) other mortgage-, residential housing- and credit-related assets that contain credit risk. In pursuing credit assets, we target assets that we believe will provide an attractive total rate of return, as compared to assets that strictly provide net interest spread. We also own and manage a leveraged portfolio of Agency securities primarily comprised of Agency fixed-rate RMBS and Agency ARMs, and we may pursue opportunistic acquisitions of other types of assets that meet our investment criteria.

In light of current market and financing conditions, we are presently focused on acquiring assets with less price sensitivity to credit deterioration, such as Agency RMBS, and shorter duration assets that generate higher portfolio turnover, such as business purpose loans, that will better enable us to reposition our portfolio in a volatile and changing interest rate environment. Selecting assets with lower credit exposure, either through agency guarantees, structure or collateral quality, can also reduce the overall risk profile of the portfolio and raise our interest income levels. We expect to allocate more capital to investments in single-family credit assets relative to multi-family credit assets in 2025 and subsequent years, with multi-family assets becoming a smaller part of our balance sheet. Since our inception in 2003, we have benefited from being able to flexibly move in and out of new niche investment opportunities as market conditions permit. As a result, we may pursue opportunistic acquisitions of other types of assets not described above that meet our investment criteria. We also may manage for third parties investments that fall within our area of expertise that are not a focus of our Company or are less suitable to being owned in a REIT. In these cases, we may agree to invest in these assets akin to a "general partner"-like capital contribution as part of the agreement to manage the assets.

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

For more information regarding our portfolio as of December 31, 2024, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investment Portfolio

Our portfolio is substantially comprised of investments in two asset categories: single-family and multi-family residential investments.

Single-Family Investments

We have deep experience managing different whole loan strategies across the credit spectrum. We generally seek to acquire pools of single-family residential loans through proprietary sourcing channels from select mortgage loan originators and secondary market institutions, including through bulk purchases and/or flow arrangements, which may occur through originators in which we hold an equity investment. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.

Set forth below is a description of the investments that substantially comprise our single-family investment portfolio.

Residential Loans. Our portfolio of residential loans consists of (i) short-term business purpose loans with terms generally of 12 to 24 months that are collateralized by residential properties and made to investors who intend to rehabilitate and sell the property for a profit, or "business purpose bridge loans," (ii) business purpose loans that finance (or refinance) non-owner occupied residential properties that are rented to one or more tenants, or "business purpose rental loans," (iii) performing residential mortgage loans that consist of GSE-eligible mortgage loans, non-QM loans that predominantly meet our underwriting guidelines, loans originally underwritten to GSE or another program's guidelines but are either undeliverable to the GSE or ineligible for a program due to certain underwriting or compliance errors, and investor loans generally underwritten to our program guidelines, (iv) seasoned re-performing, non-performing and other delinquent mortgage loans secured by first liens on one- to four-family properties, which were purchased at a discount to the aggregate principal amount outstanding, which we believe provides us with downside protection while we work to rehabilitate these loans to performing status and (v) second mortgages that had combined loan-to-value ratios of 95% at origination and predominantly met our underwriting guidelines. In connection with our acquisitions of residential loans, we or a third-party due diligence firm perform an independent review of the mortgage file to assess the state of mortgage loan files, the servicing of the mortgage loan and compliance with existing guidelines, as well as our ability to enforce the contractual rights in the mortgage. We also obtain certain representations and warranties from each seller with respect to the mortgage loans, as well as the enforceability of the lien on the mortgaged property. In addition, as part of our process, we focus on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return on these residential loans. This involves, among other things, performing due diligence on the servicer prior to their engagement, assigning the appropriate servicer on each loan based on certain characteristics and monitoring each servicer's performance on an ongoing basis.

Agency RMBS. Our leveraged Agency RMBS portfolio is primarily comprised of Agency fixed-rate RMBS and Agency ARMs, the principal and interest of which are guaranteed by Fannie Mae or Freddie Mac. The Agency fixed-rate RMBS have been primarily backed by 15-year and 30-year residential fixed-rate mortgage loans, while the Agency ARMs have primarily included interest reset periods up to 120 months. We also own Agency IOs that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Freddie Mac or Ginnie Mae. In managing our portfolio of Agency RMBS, we expect to employ leverage through the use of repurchase agreements to generate risk-adjusted returns, subject to general and capital market conditions, among other factors.

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

Single-Family Rental. We also participate in the U.S. Department of Housing and Urban Development Housing Choice Vouchers program administered by local public housing agencies (“PHAs”) in which we acquire and then rent single-family rental homes to families that are eligible. We target PHAs with programs that help families with children move into high-opportunity neighborhoods with low poverty, high-performing schools, low crime and strong community resources in various markets, including Chicago, IL, Baltimore, MD and Houston, TX. The goal of the program is to promote better health and life satisfaction for these families. As of December 31, 2024, we owned 526 single-family rental properties, the majority of which are located in Illinois and Maryland.

Multi-Family Investments

We seek to position our multi-family credit investment platform in the marketplace as a real estate investor focused on debt and equity transactions. We do not seek to be the sole owner or day-to-day manager of properties. Rather, we intend to participate at various levels within the capital structure of the properties, typically (i) as a “capital partner” by lending to or co-investing alongside a project-level sponsor that has already identified an attractive investment opportunity, or (ii) through a subordinated security of a multi-family loan securitization. We generally focus on middle market multi-family apartment communities with approximately 150 to 600 units located in secondary and tertiary markets that might benefit from strategic value-added improvements. In general terms, we expect that the multi-family credit investments we fund going forward will principally be in the form of preferred equity investments in, and mezzanine loans to, owners of multi-family properties. We anticipate allocating less capital to multi-family investments going forward.

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

Preferred Equity. We currently own, and may originate in the future, preferred equity investments in entities that directly or indirectly own multi-family properties. Preferred equity is not secured, but holders have priority relative to the common equity on cash flow distributions and proceeds from capital events. In addition, as a preferred holder we may seek to enhance our position and protect our equity position with covenants that limit the entity’s activities and grant to the preferred holders the right to control the property upon default under relevant loan agreements or under the terms of our preferred equity investments. Occasionally, the first-mortgage loan on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Under the typical arrangement, the preferred equity investor receives a stated return, and the common equity investor receives all cash flow only after that return has been met. Our preferred equity investment may also have minimum profit hurdles or other mechanisms to protect and enhance returns in the event of early repayment. Preferred equity typically has loan-to-value ratios of 70% to 90% when combined with the first-mortgage loan amount. We expect our preferred equity investments will have mandatory redemption dates that will generally be coterminous with the maturity date for the first-mortgage loan on the property, and we intend to hold these investments until the mandatory redemption date.

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

We may structure our mezzanine loans so that we receive a fixed or variable interest rate on the loan. Our mezzanine loans may also have prepayment lockouts, prepayment penalties, minimum profit hurdles or other mechanisms to protect and enhance returns in the event of premature repayment. We expect these investments will typically have terms from three to ten years. Mezzanine loans typically have loan-to-value ratios between 70% and 90% when combined with the first-mortgage loan amount. As of December 31, 2024, we did not own mezzanine loans.

Joint Venture Equity. As of December 31, 2024, we owned joint venture equity investments in entities that own multi-family properties. Joint venture equity is a direct common equity ownership interest in an entity that owns a property. In this type of investment, the return of capital to us is variable and is made on a pro rata basis between us and our operating partners. Due to certain control provisions, we consolidate certain joint ventures into our consolidated financial statements in accordance with GAAP. As a result, the real estate assets held by these entities, and the corresponding mortgages payable that finance the real estate assets, are included in our consolidated balance sheets.

In December 2021, we entered into a joint venture that presently owns 10 multi-family properties in six states, including Texas, Florida and Kentucky. We are a co-manager of the joint venture and, as of December 31, 2024, owned an approximate 27% common equity interest in the joint venture. We also held approximately $139.4 million of preferred equity interests in this joint venture as of December 31, 2024. Pursuant to the terms of the operating agreement for the joint venture, subject to certain conditions, the other investors in the joint venture have the ability to sell their ownership interests to us, at their election, on an annual basis at the current fair value of the interests in the joint venture.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition over time of certain joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to our targeted assets. Since then, we have disposed of our joint venture equity investments in 15 multi-family properties, generating net gains attributable to us of approximately $16.0 million. As of December 31, 2024, we have reduced exposure in this disposal group of multi-family investments to $19.5 million over two multi-family properties.

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

Other Investments

Although it represents a significantly smaller portion of our overall investment portfolio, we also own and/or have invested in ABS, an equity investment in an entity that originates residential loans and an equity investment in an entity that owns and manages single-family rental properties.

We have made, and may in the future make, investments in the debt and/or equity of other entities engaged in single-family loan-related businesses, such as loan originators. As of December 31, 2024, we owned a 50% equity interest in an entity that originates residential loans. In connection with investments in loan originators, we have entered into and may in the future enter into flow agreements that allow or will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement.

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

Our Financing Strategy

We employ leverage as part of our financing strategy and strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-termed repurchase agreements and structured financings, including CDOs issued by securitizations and longer-termed senior and subordinated debt. Our approach to leverage is based on the type of asset, underlying collateral and overall market conditions with the intent of obtaining more permanent, longer-term financing for our more illiquid assets. Currently, our maximum leverage ratios for each eligible investment are (i) 15:1 in the case of more liquid Agency securities, (ii) between 4:1 and 6:1 in the case of our more illiquid assets, such as our non-Agency RMBS and (iii) 8:1 in the case of our residential loans. Our target total debt leverage ratio should not be greater than 4:1. This target may be adjusted from time to time by our Board of Directors depending on the composition of our overall portfolio, market conditions and such other factors deemed relevant by our Board of Directors.

As of December 31, 2024, our Company recourse leverage ratio, which represents our total recourse debt divided by our total stockholders' equity, was approximately 3.0 to 1. Our Company recourse leverage ratio does not include debt associated with the CDOs or other non-recourse debt, such as mortgages payable on real estate and non-recourse repurchase agreement financing. Our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreements divided by our total stockholders' equity, was approximately 2.9 to 1 as of December 31, 2024. We monitor all at-risk or short-term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We rely on repurchase agreements to fund the purchase of investment securities, a portion of our residential loans and single-family rental properties. The repurchase agreements have terms ranging from 30 days to 24 months and bear interest rates that are linked to the Secured Overnight Funding Rate (“SOFR”), a short-term market interest rate used to determine short term loan rates. In most cases under repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the assets that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. Many of our repurchase agreements require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments. Interest rates and haircuts will depend on the underlying collateral pledged.

Our financings for residential loans and investment securities may also include longer-term structured debt financing, such as CDOs where the assets we intend to finance are contributed to a special purpose entity (“SPE”) and serve as collateral for the financing. We issue CDOs through securitizations for the primary purpose of obtaining longer-term non-recourse financing on these assets. Securitizations provide less or no exposure to collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets.

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

For more information regarding our outstanding financing instruments at December 31, 2024, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our Hedging Strategy

We enter into derivative financial instruments in connection with our risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. We may also pursue forward-settling purchases or sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

We use interest rate swaps to hedge the variable cash flows associated with our variable-rate borrowings. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty, based on SOFR, in exchange for us making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount. Notwithstanding the foregoing, in order to manage our position with regard to our liabilities, we may also enter into interest rate swaps which involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments, based on SOFR, over the life of the interest rate swap without exchange of the underlying notional amount. The variable rate we pay or receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements.

We may use TBAs, swaptions, futures and options on futures to hedge market value risk for certain of our strategies. We have utilized TBAs as part of our Agency RMBS strategy to enhance the overall yield of the portfolio. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. We typically do not take delivery of TBAs, but rather settle with our trading counterparties on a net basis prior to the forward settlement date. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We currently do not hold TBAs.

We have U.S. Treasury future contracts that obligate us to sell or buy U.S. Treasury securities for future delivery. We have purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate us for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. We may purchase equity index put options that give us the right to sell or buy the underlying index at a specified strike price. We may also purchase credit default swap index options that allow us to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.
In connection with our hedging strategy, we utilize model-based risk analysis to assist in projecting individual asset price and cash flow sensitivities over a variety of different interest rates and market scenarios, such as shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets and liabilities.

As it relates to the variable-rate mortgages payable in our Consolidated Real Estate VIEs, the joint venture entities may be required by the lender to enter into interest rate cap contracts. In addition, with respect to one of our financings under repurchase agreements, the lender has, in the past, required us to enter into an interest rate cap contract. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

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

Human Capital

As of December 31, 2024, we had 70 full-time employees located in offices in New York, New York, Charlotte, North Carolina and Woodland Hills, California. We do not currently employ any temporary or seasonal employees and we do not expect such hiring to become a significant part of our workforce in the future. Our employees include investment portfolio and finance professionals, asset management and servicing professionals, accountants, analysts, administrative staff and our corporate management team. We believe that our employees are our greatest asset and recognize that our achievements and growth as a business are made possible by the recruitment, hiring, training, development and retention of our dedicated employees. As part of our ongoing business, we evaluate and modify our internal processes to improve employee engagement, productivity and efficiency, which benefits our operations. Moreover, our employees are offered regular opportunities to participate in professional development programs and opportunities that may improve employee engagement, effectiveness and well-being.

We are committed to maintaining workplaces that are inclusive and free from discrimination or harassment based on age, disability, race, ethnicity, gender identification or expression, national origin, sexual orientation, religion, pregnancy, marital and familial status and other statuses protected by law. We conduct annual required trainings for our employees, including those designed to prevent harassment and discrimination and direct compliance with ethics and laws and we monitor employee conduct, compliance and progress in this regard. We also strive to have a workforce that reflects the diversity of qualified talent that is available in the markets in which our offices are located. As of December 31, 2024, women comprised 29% of our total workforce, while 33% of our employees self-identify as being ethnically diverse. In addition, 100% of our named executive officers are diverse based on gender or ethnicity and 71% of our Board of Directors is diverse based on gender, race or ethnicity. Our executive leadership has over 20 years of experience. Additionally, our Compensation Committee will take into account our ESG performance when assessing the performance of our Chief Executive Officer under the qualitative component of our executive compensation program.

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

Governmental Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws, rules and regulations and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate lending activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set refinancing, loan modification, servicing, collection, foreclosure, repossession, eviction and claims-handling procedures and other trade practices. Some of the laws, rules and regulations to which we are or may be subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. Although we do not directly originate or service residential loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS, residential loans and MSRs, including, among others, rules promulgated under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Gramm-Leach-Bliley Financial Modernization Act of 1999.

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
Investment Company Act Exclusion

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an “investment company” under the Investment Company Act. We and certain of our subsidiaries rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act. We have in the past and may in the future conduct our operations so that we are not considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

We and our subsidiaries that invest in residential mortgage loans (whether through a consolidated trust or otherwise) rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our and each of these subsidiaries’ assets be comprised of qualifying real estate assets and at least 80% of our and each of their portfolios be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. We classify our assets and those of our subsidiaries relying on the Section 3(c)(5)(C) exemption from the Investment Company Act based upon no-action positions taken by the Securities and Exchange Commission (“SEC”) staff and interpretive guidance provided by the SEC and its staff. Mortgage loans that are fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. Substantially all of our residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets.

Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” does not include, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

If we or one or more of our subsidiaries fail to maintain an exclusion or exception from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) to effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) to register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

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

• our ability to dispose of assets from time to time on terms favorable to us;

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

• our exposure to liquidity risk, risks associated with the use of leverage, and market risks; and

• risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in markets for residential loans, mortgage-backed securities, structured multi-family investments and other assets in which we invest.

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
•Our portfolio of business purpose loans exposes us to risks that are different from the risks involved with our traditional investments in residential mortgage loans.
•Our investments may include subordinated tranches of RMBS, CMBS and ABS, which are subordinate in right of payment to more senior securities that have greater risk of loss than other investments.
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
•Declining real estate valuations and impairment charges to real estate assets have adversely affected our earnings and financial condition in the past and may adversely affect our earnings and financial condition in the future.
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
•System failures and other operational disruptions in our information and communications systems and those of our third-party service providers could significantly disrupt our business.

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
•We cannot predict the effect that changes in government policies, laws or regulations or the U.S. political environment will have on our business and the markets in which we operate.
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

Set forth below are the risks that we believe are material to stockholders and prospective investors. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our Company and our business. The risks discussed herein can materially adversely affect our business, liquidity, operating results, prospects, financial condition and/or ability to make distributions to our stockholders, and may cause the market price of our securities to decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may materially adversely affect our business, liquidity, operating results, prospects, financial condition and ability to make distributions to our stockholders.

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

As of December 31, 2024, 49% of our total investment portfolio was comprised of what we refer to as "credit assets." Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, foreclosures or losses, particularly in relation to declining economic conditions or significant market disruptions, or they may not be cost effective. Our underwriting process, due diligence efforts or hedging strategies, if any, may not be effective or sufficient. Loan servicing companies or our operating partners may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, as well as our operating partners and their property managers, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

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

A higher interest rate environment, which we have experienced since 2022, generally results in a reduction in the demand for mortgage loans due to the higher cost of borrowing and new construction redevelopment or renovation. A reduction in the volume of mortgage loans originated or in new construction, redevelopment or renovation of multi-family properties may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. We also expect that higher interest rates will cause our targeted assets that were issued, originated or acquired prior to an interest rate increase to experience, as certain of them did in 2024, a decline in their fair value and/or provide yields that are below prevailing market interest rates. If higher interest rates or interest rate volatility cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is sufficiently above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions to our stockholders will be materially and adversely affected.

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

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our interest-earning assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), as they did from the middle of 2022 into the third quarter of 2024, in which event our borrowing costs may exceed our interest income and we could incur significant operating losses.

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

We are not required to observe any specific diversification criteria. As a result, our investment portfolio may, at times, be concentrated in certain asset types that are subject to higher risk of delinquency, default or foreclosure, or secured by properties concentrated in a limited number of real estate sectors or geographic locations, which increases, with respect to those asset types, sectors or geographic locations, our exposure to economic downturns and risks associated with the real estate and lending industries in general, thereby increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these asset or property types perform poorly or the states or regions in which these properties are located are negatively impacted.

As of December 31, 2024, 29.0%, 26.6% and 8.2% of the outstanding balance of our Mezzanine Lending investments were made on properties located in Florida, Texas and Arizona, respectively, and 44.7%, 31.1% and 10.0% of our joint venture equity investments owned multi-family properties located in Texas, Florida and Kentucky, respectively. Our direct and indirect investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property, which is impacted by numerous factors and developments, including many risks that affect real estate generally. See “-Our investments in multi-family properties are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency, default and foreclosure” and “-Our business is subject to risks particular to real property and real estate-related assets.” To the extent any of these factors materially adversely impact the multi-family property sector or the geographic regions in which we invest, the market values of our multi-family assets and our business, financial condition and results of operations may be materially adversely affected.

Similarly, as of December 31, 2024, approximately 41.9% of our total investment portfolio was comprised of residential loans and non-Agency RMBS, and 42.4% was comprised of Agency RMBS. Moreover, as of December 31, 2024, significant portions of the properties that secure our residential loans, including loans that secure Consolidated SLST, were concentrated in California, Florida, Texas, New York, New Jersey, Pennsylvania and Illinois among other states. California is particularly susceptible to earthquake and wildfire risks while Florida and Texas are susceptible to hurricane, wind and flood risks. To the extent that our portfolio is concentrated in any region, or by type of asset or real estate sector, downturns or developments relating generally to such region, type of borrower, asset or sector may result in defaults or losses on a number of our assets within a short time period, which may materially adversely affect our business, liquidity, financial condition and results of operations and our ability to make distributions to our stockholders. See “-Our business is subject to risks particular to real property and real estate-related assets.”

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

A certain portion of the loans we own or seek to acquire have been purchased by us at a discount to par value. These residential loans sell at a discount because they generally constitute riskier investments than those selling at or above par value. The residential loans we invest in may be distressed or purchased at a discount because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan, because the loan may otherwise contain credit quality that is considered to be poor, because of errors by the originator in the loan origination underwriting process or because the loan documentation fails to meet certain standards. In addition, non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Although we typically expect to receive less than the principal amount or face value of the residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.

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

Our investments in a mortgage loan originator exposes us to additional risks.

As of December 31, 2024, we owned a 50% equity interest in an entity that originates residential loans. Unlike our investments in residential mortgage loans and mortgage-backed securities (“MBS”), our investments in the loan originator are unsecured and not collateralized by any property of the originator. In addition, we do not manage the loan originator in which we have made investments, and because none of our investments give us a controlling stake in the loan originator, our ability to influence the business and operations of the originator is limited, in some instances significantly so. Also, because the loan originator is a private closely-held enterprise, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event that the loan originator in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the applicable investment, which could have a material adverse impact on our results of operations and our book value.

Our portfolio of business purpose loans exposes us to risks that are different from the risks involved with our traditional investments in residential mortgage loans.

As of December 31, 2024, approximately 25.9% of the asset value of our total investment portfolio is comprised of business purpose loans. Business purpose loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not a loan is originated in accordance with our underwriting standards for such loans, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Moreover, in the case of business purpose loans made to a borrower who then rents the property to a tenant, local, state or federal government eviction proceeding requirements may delay foreclosure or liquidation proceedings or cause us to incur additional expense. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans to the extent business purpose loan borrowers do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of business purpose loans we own will likely be impaired, which would negatively impact our business.

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

Our investments may include subordinated tranches of RMBS, CMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.

Our investments include or may include subordinated tranches of RMBS, CMBS and ABS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of residential mortgage loans, multi-family or other commercial mortgage loans and auto loans, respectively. Accordingly, the subordinated tranches of securities that we own and invest in, such as certain non-Agency RMBS and ABS, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions and increases in defaults, delinquencies and losses than more senior securities. Moreover, subordinated interests generally are not actively traded and may not provide holders thereof with a liquid investment, particularly during periods of market disruption. Numerous factors may affect an issuing entity’s ability to repay or fulfill its payment obligations on its subordinated securities, including, without limitation, the failure to meet its business plan, a downturn in its industry, rising interest rates, negative economic conditions or risks particular to real property. As of December 31, 2024, our portfolio included approximately $142.8 million of subordinated, first loss non-Agency RMBS. In the event any of these factors cause the securitization entities in which we own subordinated securities to experience losses, the market value of our assets, our business, financial condition and results of operations and ability to make distributions to our stockholders may be materially adversely affected.

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

The adverse effects of prepayments may impact us in various ways. First, certain investments, such as IOs and MSRs, may experience outright losses in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our stockholders could be materially adversely affected.

Some of the multi-family real estate investments and loans we may originate may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower or operating partner to extend the term of the loan or instrument beyond the originally scheduled maturity. Because the decision to prepay or extend such a multi-family loan or instrument is typically controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

We have experienced and may experience in the future increased volatility in our GAAP results of operations as we have elected fair value option for the majority of our investments.

We have elected the fair value option accounting model for the majority of our investments and certain of our liabilities. Changes in the fair value of assets and liabilities accounted for using the fair value option are recorded in our consolidated statements of operations each period, which have resulted in volatility in our financial results from period to period in the past. There can be no assurance that such volatility in periodic financial results will not occur during 2025 or in future periods.

In connection with our operating and investment activity, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.

In connection with our business of acquiring and holding loans, engaging in securitization transactions, and investing in non-Agency RMBS, we rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the loans underlying our non-Agency RMBS to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as workouts, modifications, refinancings, foreclosures, short sales and sales of foreclosed property. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a servicer is not vigilant in encouraging the borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a servicer takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned properties. Finally, in the case of the non-Agency RMBS in which we invest, we may have no or limited rights to prevent the servicer of the underlying loans from taking actions that are adverse to our interests.

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

The remedies available to us to resolve delinquent loans may not fully compensate us for any losses incurred and may result in lengthy and expensive legal processes.

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

We may find it necessary or desirable from time to time to foreclose on some of the residential mortgage loans we acquire and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Moreover, during a crisis or significant geopolitical, economic, market or other disruption, such as the COVID-19 pandemic, actions may be taken by federal, state and local governments and regulators to make foreclosure more difficult, and in some cases, unavailable.

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

We own and make preferred equity investments in entities that own multi-family property. We have made in the past, and may originate in the future mezzanine loans, which are loans secured by a pledge of the ownership interests of either the entity owning the multi-family property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the multi-family property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in the case of a mezzanine loan, or all senior and subordinated debt, in the case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements, which in this case are arrangements between the lender of the senior loan and the mezzanine lender or preferred equity investor that stipulate the rights and obligations of the parties, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity issuers. As a result, we may not recover some or all of our investment, which could result in significant losses.

Declining real estate valuations and impairment charges to real estate assets have adversely affected our earnings and financial condition in the past and may adversely affect our earnings and financial condition in the future.

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

For the years ended December 31, 2024 and 2023, we recognized net impairment losses of approximately $48.9 million and $89.5 million, respectively. Also in the years ended December 31, 2024 and 2023, we recognized losses on reclassification of disposal group of approximately $14.6 million and $16.2 million, respectively. These losses have a direct, adverse impact on our net income because recording an impairment loss or loss on reclassification of disposal group results in an immediate negative adjustment to net income. Impairment charges, such as those incurred in 2024 and 2023, adversely affected our financial condition, results of operations, book value, cash available for distribution, including cash available for us to pay distributions to our stockholders, and per share trading price of our common stock. Such impairment charges could adversely affect our earnings and financial condition in the future.

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

In the event of any default under a loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. Similarly, the mezzanine loan and preferred and joint venture equity investments we own may be adversely affected by a default on any of the loans or other instruments that underlie those securities or that are secured by the related property. See “- Our investments may include subordinated tranches of RMBS, CMBS and ABS, which are subordinate in right of payment to more senior securities and have greater risk of loss than other investments.”

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

We make preferred equity investments in, and may in the future originate mezzanine loans to, owners of multi-family properties as part of our investment strategy and presently own joint venture equity investments in owners of multi-family properties. We consider such owners (or other owners in the case of joint venture equity investments) to be our operating partners with respect to the acquisition, improvement or financing of the underlying properties, as the case may be. We may also make indirect investments in properties through other arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•operating partners may share or control certain approval rights over major decisions;

•our operating partners may have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•we may be limited in our ability to dispose of or refinance properties on a timely basis without financial penalty or at all;

•our operating partner in a property might become insolvent, bankrupt or otherwise refuse or be unable to meet its obligations to us or the venture, which we have experienced in recent years;

•we may incur liabilities as a result of an action taken by one of our operating partners;

•one of our operating partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;

•disputes between us and our operating partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

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

Actions by one of our operating partners or one of the property managers of the multi-family properties in which we invest, which are generally out of our control, might subject us to liabilities in excess of those contemplated and thus reduce our investment returns. If we have a right of first refusal or buy/sell right to buy out an operating partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase the interest of our operating partner that is subject to the buy/sell right, in which case we may be forced to sell our interest as a result of the exercise of such right when we would otherwise prefer to keep our interest. Pursuant to the operating agreement for one of our joint venture investments, third party investors have the ability to sell their ownership interests to us at their election once a year subject to annual minimum and maximum amount limitations and we are obligated to purchase such interests for cash. We may not have sufficient cash, available borrowing capacity or other capital resources to allow us to finance the purchase of such interests, which may cause us to breach our obligations under the operating agreement, or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. Finally, we may not be able to sell our interest in a venture if we desire to exit the venture without our operating partner's consent.

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

•adverse changes in global, national, regional and local economic, market or political conditions, including those relating to pandemics and health crises;

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

As part of our acquisition or underwriting process for certain assets, including, without limitation, residential loans, direct and indirect multi-family property investments, non-Agency RMBS, CMBS, ABS or other mortgage-, residential housing- or other credit-related assets, we may conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s or underlying asset's credit profile, (ii) a review of all or merely a subset of the documentation related to the asset or underlying asset or (iii) other reviews that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, the materials provided to us or that we review will be accurate and complete or that any purchase or our projection for that purchase will prove successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.

Many of the assets we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly traded securities. For example, certain of our assets may be securitized and are held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Similarly, our joint venture equity and Mezzanine Lending investments may require the consent of our operating partner or a lender to transfer or sell our investment and may also be less attractive to a buyer due to certain contractual provisions. Moreover, because many of our assets are subordinated to more senior securities or loans or depend on the ability of a borrower, tenant or operating partner to meet their contractual obligations, any potential buyer of those assets may request to conduct due diligence on those assets, which may delay the sale or transfer of those assets. In addition, investments in MSRs are highly illiquid and may be subject to numerous restrictions on transfers, including without limitation the receipt of third-party consents. The illiquidity of certain of our assets may make it difficult for us to sell such assets on a timely basis or at all if the need or desire arises. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets, as was the case in March 2020 when the COVID-19 pandemic caused significant turmoil in our markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially adversely affect our results of operations and financial condition.

The use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, models may be used to evaluate, depending on the asset class, home price appreciation and depreciation by county or region, prepayment speeds and frequency, cost and timing of foreclosures, as well as other factors. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may buy certain assets at prices that are too high, sell certain assets at prices that are too low or miss favorable opportunities altogether, which could have a material adverse impact on our business and growth prospects.

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

The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (“RPL”s) and non-performing loans (“NPL”s). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If we foreclose on underlying properties, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them.

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

When we acquire residential loans or make investments in multi-family or single-family rental properties, we often times come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. In some cases, we share this information with third parties, such as loan sub-servicers, property managers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans.

While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, “phishing” attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, operating partners and the companies in which we invest from time to time, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. We have further developed and enhanced our cybersecurity systems and processes that are intended to protect this type of data and information but they may not be effective in preventing unauthorized access in the future and such unauthorized access could have a material adverse effect on our business and financial results. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third parties, operating partners, companies in which we invest and service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

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

Our business is highly dependent on communications and information systems. For example, we rely on our proprietary database to track and manage the residential loans in our portfolio. Any failure or interruption in the availability and functionality of our systems or those of our third-party service providers and other operational disruptions could cause delays or other problems in our trading, investment, financing, hedging and other operating activities which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Moreover, as a non-controlling equity investor in a residential loan originator, our investment in the loan originator, business and reputation could be negatively impacted if such originator fails to comply with federal, state and local laws, rules and regulations or receives negative media or marketing attention related to its operations.

Risks Related to Debt Financing and Our Use of Hedging Strategies

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations, meet financial obligations, and finance asset acquisitions. However, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that have generally negatively impacted the availability of credit from time-to-time. Continued volatility or disruption in the credit or finance markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause lenders to be unwilling or unable to provide us with financing, to increase the costs of that financing or make the terms less attractive, or to become insolvent. Such volatility or disruption could also limit or halt our access to securitization financing.

Although we finance some of our assets with longer-term financing, we have also historically relied on access to short-term borrowings in the form of repurchase agreements to finance our investments. Because our repurchase agreements typically have terms of one year or less, our repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings and such counterparties have imposed and may in the future impose more onerous conditions when rolling such financings. If we are not able to renew or roll our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts on our financings, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. Indeed, we experienced these types of conditions during the height of the market disruption caused by COVID-19 and incurred significant losses. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding repurchase agreement financing. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

Finally, securitization financing has been limited from time to time in the recent past. A prolonged decline in securitization activity may limit borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Moreover, other forms of longer-term financing have historically been difficult for mortgage REITs to access or contain less favorable terms. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or financing or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral, which could reduce our liquidity and harm our financial condition.

We use repurchase agreements to finance a portion of our investments. In certain cases, these repurchase agreements allow the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect the market value. In these cases, when a lender determines that the value of the collateral has decreased, it may initiate a margin call, in which case we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Typically, repurchase agreements grant the repurchase agreement counterparty the absolute right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines in its sole discretion that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity or to otherwise reduce the amount of leverage we use to finance our business, which could cause significant losses. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times or prices and terminate our ability to borrow. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our stockholders, and could cause the value of our securities to decline. As a result of the COVID-19 outbreak, we observed a mark-down of a portion of our assets by our repurchase agreement counterparties during the first quarter of 2020, resulting in us having to pay cash and securities to satisfy margin calls that were well beyond historical norms. Disruptive events, including events similar to these, could have a material adverse impact on our liquidity and could lead to significant losses, a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be negatively impacted. We have historically used leverage to increase the size of our portfolio in order to enhance our returns. The capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally negatively impacted the availability and/or terms of financing from time-to-time. If we are unable to leverage our equity to the extent we currently anticipate due to unavailability or less attractive terms or otherwise, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations and recourse structured financings of our investments in residential loans or investment securities to the extent consistent with the maintenance of our REIT qualification and exclusion from registration under the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. Some securitizations are treated as financing transactions for GAAP, while others are treated as sales. In a typical securitization, we convey assets to an SPE, the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. In exchange for conveying assets to the SPE, we may receive the ownership certificate or residual interest in the securitization and we frequently retain a subordinated interest in the securitization. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules and similar European rules. There can be no assurance that we will be able to access the securitization markets in the future or be able to do so at favorable rates to finance the assets we accumulate as part of our investment strategy. The inability to consummate longer-term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at inopportune times or prices, which could adversely affect our performance and our ability to grow our business.

In addition, under the terms of the securitization or structured financing, we may have limited or no ability to sell, transfer or replace the assets transferred to the SPE, which could have a material adverse effect on our ability to sell the assets opportunistically or during periods when our liquidity is constrained or to refinance the assets. Under the terms of these financings, some of which have terms of up to forty-five years, we agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the SPE has matured or been repaid, which could reduce our liquidity and our cash available for distribution to our stockholders. As part of our financing strategy, we have in the past and may in the future guarantee certain terms or conditions of these financings, including the payment of principal and interest on the debt issued by the SPE, the cash flows for which are typically derived from the assets transferred to the entity. If an SPE defaults on its obligations and we have guaranteed the satisfaction of that obligation, we may be materially adversely affected.

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

When we engage in repurchase transactions, we generally sell RMBS, residential loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same asset back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the asset to the lender is less than the value of that asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the asset), plus additional costs associated with asserting or enforcing our rights under the repurchase agreement. Certain of the assets that we pledge as collateral are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Moreover, our repurchase agreements frequently contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements may also be entitled to declare a default, which could exacerbate our losses and cause a rapid deterioration of our financial condition. Any losses we incur on our repurchase transactions through our default or the default of our counterparty could adversely affect our liquidity and earnings and thus our cash available for distribution to our stockholders.

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

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and increasing delinquencies and defaults. In recent years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, changes in monetary policy, perceived or actual changes in interest rates, the health of the banking system, U.S. budget debates, geopolitical issues, global pandemics such as the COVID-19 pandemic and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and mortgage, real estate and financial markets. The residential and commercial mortgage markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008 and again by the significant market disruption in March and April 2020 resulting from the COVID-19 pandemic, the severity of which, in each case, was largely unanticipated by the markets, and there can be no assurance that such adverse markets will not occur in the future, particularly in light of current economic uncertainty.

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

We cannot predict the effect that changes in government policies, laws or regulations or the U.S. political environment will have on our business and the markets in which we operate.

The U.S. Government and the Federal Reserve took significant actions to support the economy and the continued functioning of the financial markets in response to the COVID-19 pandemic through multiple relief bills. From the first quarter of 2022 into the third quarter of 2024, the U.S. Government and the Federal Reserve took significant actions in response to the current inflationary environment in the U.S. including, among other things, implementing numerous increases to the target range for the federal funds rate in 2022 and 2023 and holding the target range of the federal funds rate at such elevated levels, creating a great deal of volatility in markets. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government or the Federal Reserve will affect the efficiency, liquidity and stability of the financial and mortgage markets or whether they will be successful in reducing inflation to acceptable and sustainable levels without creating an economic recession. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government or the Federal Reserve will affect our business and the efficiency, liquidity and stability of financial and mortgage markets.

Moreover, uncertainty with respect to the actions discussed above combined with uncertainty surrounding legislation, regulation and government policy at the federal, state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in uncertainty with respect to interest rates, inflation, foreign exchange rates, trade volumes and trade, fiscal and monetary policy. The potential for changes in policy and regulation is heightened by the change in the U.S. presidential administration at the start of 2025. New legislative, regulatory or policy changes could significantly impact our business and the markets in which we operate. In addition, disagreements over the federal budget and federal debt limits have increasingly led to the actual or near shutdown of the U.S. Government. To the extent changes in the political environment have a negative impact on our business or the financial and mortgage markets, our business, results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely impacted.

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

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration (the “FHA”) or guaranteed by the Department of Veterans Affairs (“VA”), is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

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

Dividends on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock accrue cumulatively at a fixed rate for a specified period of time (the “Fixed Rate Period”). At the conclusion of the Fixed Rate Period, dividends on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock, accrue cumulatively at a floating rate equal to a benchmark rate plus a spread, as set forth in the Articles Supplementary classifying and designating such series of preferred stock. The Fixed Rate Period for the Series E Preferred Stock concluded on January 14, 2025. The Fixed Rate Period for the Series D Preferred Stock and Series F Preferred Stock conclude on October 14, 2027 and October 14, 2026, respectively.

As the rate at which dividends accrue on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock converts from a fixed rate to floating rate, the dividend rate could fluctuate in an unpredictable manner. Based on current interest rate levels, the floating dividend rate exceeds, or may materially exceed, the fixed rate in effect during the Fixed Rate Period for the applicable series. The floating rates on the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on such preferred stock. Such increased dividend costs could affect our ability to make cash distributions to our stockholders at our intended levels, or at all, or otherwise materially adversely affect our earnings, cash flows and financial condition.

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

Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our investment portfolio, could subject us, as an assignee or purchaser of the related residential mortgage loans, to reputational harm, monetary penalties and the risk of the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. Moreover, as a non-controlling equity investor in a residential loan originator, our investment in the loan originator, business and reputation could be negatively impacted if such originator fails to comply with such federal, state and local laws, rules and regulations or receives negative media or marketing attention related to its operations. If loans in our portfolio or those originated by entities in which we have or have previously made an investment are found to have been originated in violation of predatory or abusive lending laws, we could incur losses that would materially adversely affect our business.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Revenue Procedure 2017-45 authorized elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and liabilities. Any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations with respect to indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) and certain other requirements are satisfied (including proper identification of such instrument under applicable Treasury Regulations). Income from hedging transactions that do not meet these requirements is likely to constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

We have made in the past and may in the future originate or acquire, mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on the safe harbor. Consequently, there can be no assurance that the IRS will not challenge our treatment of such loans as qualifying real estate assets, which could adversely affect our ability to continue to qualify as a REIT. We have invested, and will continue to invest, in mezzanine loans in a manner that will enable us to continue to satisfy the REIT gross income and asset tests.

We may incur a significant tax liability as a result of selling assets that might be subject to the prohibited transactions tax if sold directly by us.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that property held by partnerships or limited liability companies in which we have an interest, property received upon foreclosure of a mortgage by us and/or certain MBS could be treated as held by us primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will be able to avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of property or may contribute those assets to one of our TRSs and conduct the marketing and sale of those assets through that TRS. No assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to U.S. federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or preferred equity.

We own preferred equity investments treated as partnership interests for U.S. federal income tax purposes, as well as certain non-managing member interests in partnerships and limited liability companies that are joint ventures, and we intend to continue to invest in preferred equity investments in the future. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, or subject us to the prohibited transactions tax, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were able to qualify for a statutory REIT “savings” provision, which could require us to pay a significant penalty tax to maintain our REIT qualification.

The partnerships and limited liability companies in which we hold an interest may be limited in their ability to provide services to tenants by the REIT rules or such services may have to be provided through a TRS.

As a REIT, we generally cannot provide services to tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services, including with respect to tenants at properties held by a partnership or limited liability company in which we hold an interest. If certain noncustomary services cannot be provided to tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, such non-customary services may be provided to tenants, and we may share in the revenue from such services, if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We, together with our third-party vendors, employ information technology including networks, systems, and applications to support our business and decision-making across the Company, including supporting the flow of information across our business processes. Our information technology infrastructure is susceptible to cybersecurity threats. We monitor our information technology systems, including through the use of information security procedures and risk management systems, and implement initiatives aimed at improving our cybersecurity measures. Our process for assessing, identifying, managing and addressing information security risks include:

•Internalization of Information Security Management. We have internalized our information security oversight by hiring a full time Head of Information Technology that has over 20 years of experience in managing information technology and guiding organizations through technology strategy, cybersecurity risk mitigation, information technology process improvement initiatives and digital transformations. He also possesses relevant experience in improving a company's cybersecurity posture and data privacy policies. He holds a Bachelor of Science degree in Information Systems and oversees all of our information security initiatives, assesses cybersecurity risks, provides cybersecurity plans, identifies opportunities for the implementation of additional cybersecurity measures and provides cybersecurity training to our employees and executives.

•Third-Party Consultant. We engage a third-party information security consultant to assist in managing our risk posture. This consultant conducts periodic tests and analyses of our defensive and detective information security controls, including annual penetration tests and risk assessments as well as regular vulnerability scans and assessments. The consultant also provides live, interactive annual information security training to our employees and executive officers and monitors the effectiveness of such training through quarterly phishing campaigns. The consultant also assists us in managing cybersecurity risks associated with third-party service providers by administering a due diligence questionnaire for the Company's third-party service providers that includes a cybersecurity risk assessment and provides guidance for remediation of security gaps.

•Current Plans and Procedures. The Company has implemented and maintains an incident response plan (“IRP”) and a Business Continuity Plan (“BCP”). The IRP establishes the organization, actions and procedures for recognizing and responding to information security incidents; assessing incidents; notifying the appropriate individuals, regulators or organizations about any incident; organizing the Company’s response activities; escalating the Company’s response efforts to named executive officers and the Board of Directors based on the severity of the incident; and supporting the business recovery efforts made in the aftermath of any incident. The IRP is designed to minimize the operational and financial impacts of an information security incident and is designed to be activated when a local incident responder determines that an incident has occurred. Similarly, our BCP provides details on information security incident response and subsequent business recovery actions.

•Risk Identification and Mitigation. The Company aims to identify and mitigate information security risks by using the National Institute of Standards and Technology Cybersecurity Framework (the “NIST Framework”) as a guide to help us identify and mitigate information security risks relevant to our business. The Company seeks to identify potential risks through various software programs which perform asset and patch management; monitor desktops, laptops and servers; map networks and inventories; and audit file servers. The Company aims to protect itself from potential risks through the implementation of software programs which provide protective measures such as single sign-on, multi-factor identification, content filtering, disk encryption, regular patches and inside threat protection. The Company has implemented a suite of software programs to detect information security events, plans to respond to information security events in accordance with the IRP and BCP, and aims to take proactive steps to recover from information security events through its Disaster Recovery Plan (“DRP”). The DRP prioritizes the swift recovery of information technology systems, data, and infrastructure and the efficient restoration of servers and applications to their normal operational state in the event of a significant disaster.

•Insurance. We maintain a breach response insurance policy.

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

Our Board of Directors exercises oversight of information security risk primarily through the Audit Committee. The Head of Information Technology provides information security updates to named executive officers and briefs our Board of Directors and Audit Committee on relevant information security issues on a quarterly basis. We also make available periodic cybersecurity training for members of our Board of Directors.

As of the date of this Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our security measures, we cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences for our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. For further discussion, please see the risk factors titled "Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results" and "We are highly dependent on information and communication systems and system failures and other operational disruptions could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders" in Part I, Item “1A. Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2024, our principal executive and administrative offices are located in leased space at 90 Park Avenue, New York, New York 10016. We also maintain offices in Charlotte, North Carolina and Woodland Hills, California.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “NYMT”. As of December 31, 2024, we had 90,574,996 shares of common stock outstanding and there were approximately 140 registered holders of record of our common stock, which does not reflect the beneficial ownership of shares held in nominee name, which we are unable to estimate.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan
Equity compensation plans approved by security holders	2,440,418	$—	5,093,685

Performance Graph

The following line graph sets forth, for the period from December 31, 2019 through December 31, 2024, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE Nareit Mortgage REITs”) Index. The graph assumes (i) that the value of the investment in the Company’s common stock and each of the indices was $100 as of December 31, 2019 and (ii) the reinvestment of all dividends.

	12/19	12/20	12/21	12/22	12/23	12/24

New York Mortgage Trust, Inc.	100.00	63.89	70.69	56.00	53.07	42.78
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
FTSE Nareit Mortgage REITs	100.00	81.23	93.93	68.94	79.52	79.80

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common Stock

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. Subject to applicable securities laws, repurchases of the Company's common stock under the common stock repurchase program may be made at times and in amounts as we deem appropriate, using available cash resources. The timing and extent to which we repurchase our common stock will depend upon, among other things, market conditions, the share price of the Company's common stock, liquidity, regulatory requirements and other factors, and common stock repurchases may be commenced or suspended at any time without prior notice. Shares of the Company's common stock repurchased by us under the common stock repurchase program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of the Company's common stock.

During the three months ended December 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of December 31, 2024, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

Preferred Stock

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq.

During the three months ended December 31, 2024, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of December 31, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

Reverse Stock Split

On March 9, 2023, we effected a one-for-four reverse stock split of our common stock (the “Reverse Stock Split”). Accordingly, all references made to common share or per common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Executive Summary

Beginning in the second quarter of 2023, after significantly curtailing our investment activity and pipeline in 2022 in anticipation of a recession to conserve capital, preserve liquidity and limit what we believed was material credit risk from investments underwritten to peak real estate valuations in 2022, we began stabilizing our investment portfolio holdings through greater investment activity. Since that time, we have focused, in large part, on acquiring assets with less price sensitivity to credit deterioration that could expand our interest income levels, like Agency RMBS. We believe that Agency RMBS is a compelling asset class to invest in over the near term, as the sector is trading at attractive spread levels resulting from volatility in interest rates. Recognizing that a recession call was premature, but still concerned about market liquidity due to, among other things, growing commercial real estate risks, we also remained selective in adding credit-related assets in our portfolio. Specifically, we have targeted low duration, high-coupon business purpose loans while remaining selective on credit profile and worked to optimize financing of the loans we acquire. During this time, we continued to drive higher business purpose loan acquisition volumes through ongoing partnerships with numerous originators. Over the course of the past seven quarters, we have experienced solid momentum in our portfolio acquisition activities and increased adjusted interest income, a supplemental non-GAAP financial measure, by more than 60% year-over-year. On a net basis, our investment portfolio increased by approximately $3.6 billion between December 31, 2022 and December 31, 2024, with repayments received from our short-duration business purpose loans, opportunistic sales of residential loans and investment securities, redemptions of our Mezzanine Lending investments, return of capital from our joint venture equity investments and impairments offsetting some of our investment activity.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition over time of our joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to our targeted assets. In 2023, joint venture entities in which we held a common equity interest sold five multi-family properties, representing total net equity investments of $43.2 million and recognizing a net gain attributable to the Company totaling $1.7 million. Throughout most of 2023 and continuing into 2024, certain of the multi-family properties held by our joint venture equity investments experienced declines in estimated fair value primarily due to widening cap rates and lower net operating income driven, in large part, by higher interest and operating expenses at the properties which resulted in significant impairment losses. We exited ten additional joint venture equity investments in multi-family properties in 2024, received net proceeds of $23.0 million and realized $14.3 million of net gains attributable to us. As of December 31, 2024, we have reduced exposure in this disposal group of multi-family investments to $19.5 million over two multi-family properties. We anticipate allocating less capital to multi-family investments going forward.

We intend to focus on our core portfolio strengths of single-family and multi-family residential assets, which we believe will deliver better risk-adjusted returns over time. Our targeted investments include (i) residential loans, including business purpose loans, (ii) Agency RMBS, (iii) non-Agency RMBS, (iv) structured multi-family property investments such as preferred equity in, and mezzanine loans to, owners of multi-family properties and (v) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

As of December 31, 2024, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "— Capital Allocation") increased to 3.0x and 2.9x, respectively, from 1.6x and 1.5x, respectively, as of December 31, 2023, primarily due to the financing of highly liquid U.S. Treasury securities and Agency RMBS. As of December 31, 2024, 62% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 44% of that debt collateralized by Agency RMBS, 10% collateralized by U.S. Treasury securities and 8% collateralized by residential credit assets. The remaining 38% has no exposure to collateral repricing by our counterparties. Although we expect our leverage to move higher as we access additional liquidity and grow our investment portfolio further, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio. We believe that this will allow us to better manage our liquidity risk and better insulate our business from extreme market dislocations. To this end, we completed a non-Agency RMBS re-securitization and five new, non-recourse securitizations of residential loans and redeemed two existing residential loan securitizations during the year ended December 31, 2024. We also completed the issuance of $60.0 million of our 9.125% Senior Notes due 2029 in an underwritten public offering in the second quarter of 2024. We received $57.5 million in net proceeds from the issuance and utilized the proceeds to purchase Agency RMBS.

In January 2025, we completed the issuance of $82.5 million of our 9.125% Senior Notes due 2030 in an underwritten public offering, receiving $79.3 million in net proceeds which were also used to purchase Agency RMBS. In February 2025, we completed a new securitization of residential loans resulting in approximately $74.2 million of net proceeds to us after deducting expenses associated with the transaction and redeemed a residential loan securitization with an outstanding balance of approximately $54.4 million at the time of redemption.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets capable of growing our interest income. We expect to remain selective in acquiring single-family and multi-family residential credit assets and remain committed to prudently managing our liabilities. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Historical Financial Information

The following tables set forth our selected historical operating and financial data. The selected historical operating and balance sheet data for the years ended and as of December 31, 2024, 2023, 2022, 2021 and 2020 have been derived from our historical financial statements. Prior year information has been conformed to current year financial statement presentation.

The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read the information below in conjunction with our historical consolidated financial statements, including the related notes (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Interest income	$401,280	$258,660	$258,388	$206,866	$350,161
Interest expense	317,425	192,134	129,419	79,284	223,068
Net interest income	83,855	66,526	128,969	127,582	127,093
Net loss from real estate	(42,841)	(31,302)	(113,579)	(17,583)	(344)
Other (loss) income	(42,236)	(39,431)	(262,169)	156,511	(360,211)
General and administrative expenses	48,672	49,565	52,440	48,908	42,228
Portfolio operating expenses	30,688	23,952	40,888	26,668	11,572
Debt issuance costs	12,335	—	—	—	—
Net (loss) income attributable to Company's common stockholders	(103,785)	(90,035)	(340,577)	144,176	(329,696)
Basic (loss) earnings per common share	$(1.14)	$(0.99)	$(3.61)	$1.52	$(3.55)
Diluted (loss) earnings per common share	$(1.14)	$(0.99)	$(3.61)	$1.51	$(3.55)
Dividends declared per common share	$0.80	$1.20	$1.60	$1.60	$0.92
Weighted average shares outstanding-basic	90,815	91,042	94,322	94,808	92,751
Weighted average shares outstanding-diluted	90,815	91,042	94,322	95,242	92,751

Selected Balance Sheet Data:

	As of December 31,
	2024	2023	2022	2021	2020
Residential loans	$3,841,738	$3,084,303	$3,525,080	$3,575,601	$3,049,166
Investment securities available for sale	3,828,544	2,013,817	99,559	200,844	724,726
Multi-family loans	86,192	95,792	87,534	120,021	163,593
Equity investments	113,492	147,116	179,746	239,631	259,095
Real estate, net	623,407	1,131,819	692,968	1,017,583	50,532
Assets of disposal group held for sale	118,613	426,017	1,151,784	—	—
Total assets (1)	9,217,282	7,401,328	6,240,745	5,658,301	4,655,587
Repurchase agreements	4,012,225	2,471,113	737,023	554,259	405,531
Collateralized debt obligations	2,978,444	1,870,517	2,102,717	1,522,221	1,623,658
Senior unsecured notes	159,196	98,111	97,384	96,704	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Convertible notes	—	—	—	137,898	135,327
Mortgages payable on real estate, net	366,606	784,421	394,707	709,356	36,752
Liabilities of disposal group held for sale	97,065	386,024	883,812	—	—
Total liabilities (1)	7,806,148	5,773,202	4,376,634	3,226,519	2,348,014
Redeemable non-controlling interest in Consolidated VIEs	12,359	28,061	63,803	66,392	—
Company's stockholders' equity	1,394,720	1,579,612	1,767,216	2,341,031	2,301,202
Total equity	1,398,775	1,600,065	1,800,308	2,365,390	2,307,573

(1)Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. Assets and liabilities of the Company's Consolidated VIEs for each of the balance sheet dates presented are included in the following table (dollar amounts in thousands):

	As of December 31,
	2024	2023	2022	2021	2020
Consolidated VIEs
Assets	$3,988,584	$3,816,777	$4,261,097	$2,940,513	$2,150,984
Liabilities	$3,477,211	$3,076,818	$3,403,257	$2,235,665	$1,667,306

Portfolio Update

During the year ended December 31, 2024, we continued to expand our investment securities and residential loan portfolios. Our investment activity was offset primarily by prepayments, redemptions, distributions and/or sales. The following table presents the activity for our investment portfolio for the year ended December 31, 2024 (dollar amounts in thousands):

	December 31, 2023	Acquisitions(1)	Repayments (2)	Sales	Transfers (3)(4)	Fair Value Changes and Other (5)	December 31, 2024
Residential loans	$2,329,443	$1,892,892	$(1,102,231)	$(162,883)	$—	$(81,155)	$2,876,066
Investment securities
Agency RMBS	1,989,324	1,500,039	(295,325)	—	—	(57,226)	3,136,812
Non-Agency RMBS	24,493	53,286	(1,286)	(5,284)	—	(1,522)	69,687
U.S. Treasury securities	—	657,609	—	—	—	(35,564)	622,045
Total investment securities available for sale	2,013,817	2,210,934	(296,611)	(5,284)	—	(94,312)	3,828,544
Consolidated SLST (6)	157,154	9,857	(18,243)	—	—	(260)	148,508
Total investment securities	2,170,971	2,220,791	(314,854)	(5,284)	—	(94,572)	3,977,052
Preferred equity investments, mezzanine loans and equity investments	242,908	—	(30,163)	—	(10,917)	(2,144)	199,684
Equity investments in consolidated multi-family properties (7)	211,214	7,611	(25,824)	—	(9,344)	(32,447)	151,210
Equity investments in disposal group held for sale (3)	36,815	1,890	(23,331)	3,515	9,344	(8,729)	19,504
Single-family rental properties	151,885	2,244	—	(5,292)	—	(6,591)	142,246
Mortgage servicing rights	—	9,470	—	—	10,917	616	21,003
Total investment portfolio	$5,143,236	$4,134,898	$(1,496,403)	$(169,944)	$—	$(225,022)	$7,386,765

(1)Includes draws funded for business purpose bridge loans and existing equity investments and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.
(4)Includes in-kind distribution of mortgage servicing rights received from the Company's equity investment in an entity that originates residential loans.
(5)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation, transfers within investment categories and net loss from real estate attributable to the Company.
(6)Consolidated SLST is primarily presented on our consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our consolidated financial statements as of December 31, 2024 and 2023, respectively, follows (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Residential loans, at fair value	$965,672	$754,860
Deferred interest (a)	(5,573)	(3,969)
Less: Collateralized debt obligations, at fair value	(811,591)	(593,737)
Consolidated SLST investment securities owned by NYMT	$148,508	$157,154

(a)Included in other liabilities on our consolidated balance sheets as of December 31, 2024 and 2023.

(7)See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's consolidated balance sheets.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which are driven by numerous factors including changes in interest rates and the supply and demand for mortgage, housing and credit assets in the marketplace, our ability to identify and acquire assets on favorable terms, our ability to dispose of assets from time to time on favorable terms, the ability of our operating partners, tenants and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Financial markets experienced modest positive performance in the fourth quarter of 2024 and strong positive performance for the full year 2024, spurred in part by economic growth and the Federal Reserve’s first cuts to the target range for the federal funds rate in approximately four and a half years. Mortgage-related markets were challenged in 2024 as borrowers remained sensitive to higher interest rates and origination volumes were down by some measures as compared to 2023, among other considerations. The Dow Jones Industrial Average finished the fourth quarter of 2024 up 0.51% and grew 12.88% for the full year 2024. The Nasdaq Composite Index finished the fourth quarter of 2024 up 6.17% and grew 28.64% for the full year 2024. However, interest rate and monetary policy uncertainty, mixed inflation data and geopolitical instability have cautioned some economic outlooks. We anticipate that due to uncertainty related to inflation, interest rates, monetary policy, the U.S. debt limit and the implementation of the new U.S. presidential administration’s policies, markets and the pricing for many of our assets will continue to experience volatility in 2025.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew modestly in 2024 with real gross domestic product (“GDP”) increasing by 2.8% for full year 2024, as compared to the GDP growth of 2.9% recorded for full year 2023. GDP grew at a 2.3% annualized rate in the fourth quarter of 2024, as compared to the annualized 3.1% GDP growth in the third quarter of 2024, annualized 3.0% GDP growth in the second quarter of 2024 and annualized 1.6% GDP growth in the first quarter of 2024. The fourth quarter 2024 GDP increase marks eleven straight quarters of GDP growth. While GDP grew in 2024, inflation remains persistently above the Federal Reserve’s target of two percent, and job growth remains robust, uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments.

After moderating in the first half of 2024, the U.S. labor market tightened during the third quarter of 2024 and remained tight in the fourth quarter of 2024 in contrast to many market commentators’ expectations. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.1% at the end of December 2024, finishing flat to the unemployment rate of 4.1% as of the end of September 2024 and up 30 basis points from the unemployment rate of 3.8% as of the end of December 2023. The number of unemployed persons increased by 0.6 million year-over-year to 6.9 million as of December 2024. There continues to be a wide disparity between the number of available job openings, 8.1 million as of the end of November 2024, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of December 2024, average hourly earnings for all employees on non-farm payrolls rose 3.9% year-over-year.

After raising the target range for the federal funds rate a total of 5.25% in 2022 and 2023, bringing the range to its highest level in over 22 years, and holding the range at that target for 14 months, the Federal Reserve cut the target range by 50 basis points in September 2024 (the first such cut since March 2020), 25 basis points in November 2024 and 25 basis points in December 2024. In connection with its cuts to the target range for the federal funds rate, the Federal Reserve acknowledged that inflation has made progress toward the Federal Reserve’s target of two percent but remains somewhat elevated. In considering additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook, and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. Changing expectations with respect to the Federal Reserve’s actions regarding the target range for the federal funds rate after quarter end contributed to an uncertain interest rate environment. Particularly, some market commentators have suggested that persistently elevated inflation and continued robust employment readings in recent months may mean that the Federal Reserve is likely to make fewer or smaller cuts to the target range for the federal funds rate in 2025. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally.

The fears of an economic recession in the U.S. that were prevalent in 2023 receded in connection with the consistent U.S. GDP growth seen in 2024, although some economists and market commentators have expressed expectations for U.S. GDP growth to slow in 2025. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” An economic recession or stagnating economic growth may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. Throughout 2024, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for October 2024 showed that, on average, home prices increased 4.2% for the 20-City Composite over October 2023. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in November 2024 increased 4.8% month-over-month and 6.1% year-over-year. NAR also reported that the median existing-home sales price for all housing types in November 2024 was $406,100, up 4.7% from $387,800 in November 2023. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,003,000 and 1,009,917 for the three and twelve months ended December 31, 2024, respectively, as compared to 948,500 for the year ended December 31, 2023. Overall, existing home inventory for sale at the end of November 2024 amounted to 3.8 months of supply, down from 4.2 months of supply in October 2024 but up from 3.5 months of supply in November 2023, according to the NAR. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was up 0.44% year-over-year to 7.04% as of January 16, 2025. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 355,667 and 336,583 for the three and twelve months ended December 31, 2024, respectively, as compared to 459,417 for the year ended December 31, 2023. According to RealPage Analytics, rents for professionally managed apartments grew a modest 50 basis points in 2024 as a near-historic number of new apartment units were completed. The CoStar Group notes that the majority of the weakest-performing geographic markets in 2024 from an asking rent growth perspective were located in the Southeast and Texas, where oversupply conditions remain challenging and where a significant amount of our multi-family investments are concentrated. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

The prior presidential administration issued statements and implemented policies aimed at establishing certain rights and protections for tenants and limiting the actions of real property owners and managers. However, certain political commentators expect that the current administration will reverse or cease the implementation of such positions and policies. Policies, regulations or laws implemented to establish tenant rights and protections and/or limit the actions of real property owners and managers could lead to increased costs, decreased revenue and reduced operational flexibility for multi-family and single-family rental properties, which could contribute to reduced cash flows from and/or valuation declines for multi-family and single-family rental properties, and in turn, many of the multi-family investments and single-family rentals that we own.

Credit Spreads. Investment grade and high-yield credit spreads both tightened over the course of the fourth quarter of and full year 2024. At the end of 2024, investment grade spreads tightened 10 basis points and 22 basis points as compared to the start of the fourth quarter of 2024 and the start of 2024, respectively. At the end of 2024, high-yield credit spreads tightened 11 basis points and 47 basis points as compared to the start of the fourth quarter of 2024 and the start of 2024, respectively. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. For the first time since June 2022, the Treasury curve uninverted at the end of August 2024, marking the end of the longest inverted Treasury curve on record. This normalization of the Treasury curve was driven in part by investors’ expectations of the Federal Reserve’s cuts to the target range for the federal funds rate. Inversions and subsequent normalizations of this spread are generally considered to be indicators of a recession in the near term, although some market commentators have cautioned against August 2024’s uninversion being such an indicator. Further, a January 2025 survey of economists by the Wall Street Journal indicated that the respondents believed that the probability of a recession in the next twelve months is at 22%, the lowest probability indicated by the Wall Street Journal’s survey since January 2022. On December 31, 2024, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 33 basis points, as compared to a negative 35 basis point spread on December 29, 2023. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS by $47.5 billion per month. In September 2022, the Federal Reserve increased its efforts to reduce its balance sheet by doubling the amount of U.S. Treasuries and Agency RMBS it rolls off its balance sheet to $95 billion each month. On June 1, 2024, the Federal Reserve reduced from $60 billion to $25 billion the amount of U.S. Treasuries it rolls off its balance sheet each month while continuing to reduce its holdings of Agency RMBS by $35 billion per month. As of January 13, 2025, the Federal Reserve held about $6.8 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Then, from March 2022 through July 2023, the Federal Reserve increased the federal funds rate eleven times to bring the target range for the federal funds rate to 5.25% to 5.50% where it remained until September 19, 2024 when the Federal Reserve implemented a 50 basis point cut to the target range. When announcing the 50 basis point rate cut in September 2024, the Federal Reserve stated that inflation had made progress toward the Federal Reserve’s objective of achieving an inflation rate of two percent over the longer run and that, in light of this progress on inflation and considering the risks to the Federal Reserve’s second objective of achieving maximum employment, a cut to the target range was appropriate. On each of November 8, 2024 and December 19, 2024, the Federal Reserve again cut the target range to the federal funds rate by 25 basis points, bringing the total cuts to the target range in 2024 to 100 basis points. The Federal Reserve noted in its December 2024 statement that any future cuts to the target range for the federal funds rate will depend on a careful assessment of incoming data, the evolving outlook, and the balance of risks to its dual mandate of achieving maximum employment and an inflation rate of two percent. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s December 2024 meeting, most Federal Reserve officials indicated that an additional 50 basis points in cuts to the target range for the federal funds rate by the end of 2025 would be appropriate. However, recent economic data along with the Federal Reserve’s December 2024 statement emphasizing the consideration that will be given to evolving economic data has cautioned some market commentators’ expectations of the number and extent of further cuts to the target range for the federal funds rate in 2025.

Uncertainty exists regarding the U.S. debt limit, which is the statutory maximum amount of money that the U.S. government may borrow to meet its existing obligations. The U.S. government reached the debt limit in the middle of January 2025 and the U.S. Treasury began taking “extraordinary measures” to keep the U.S. from breaching its obligations. The U.S. Congress must approve any increases to or suspensions of the U.S. debt limit. If the U.S. debt limit is not increased or suspended before the effectiveness of such extraordinary measures is exhausted, which some estimate will be sometime around the middle of 2025, the U.S. government may default on its obligations causing severe economic consequences. A default of the U.S. government on its obligations may also cause yields on U.S. Treasuries, and interest rates broadly, to rise, among other things. A weakened economy and/or higher interest rates may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

In September 2008, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the FHFA in order to preserve and conserve their assets and property and restore them to a sound and solvent condition so they can continue to fulfill their statutory missions. In President Trump’s first term, his administration sought to end the conservatorships of Fannie Mae and Freddie Mac, but so far into his second term, President Trump’s administration has not explicitly expressed its intentions with respect to the conservatorships. However, many market and political commentators believe President Trump may seek to end the conservatorships of Fannie Mae and Freddie Mac. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the nearly $13 trillion U.S. Home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” in this Annual Report on Form 10-K.

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

Full Year 2024 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the year ended December 31, 2024 (dollar amounts in thousands, except per share data):

Year Ended December 31, 2024
Net loss attributable to Company's common stockholders	$(103,785)
Net loss attributable to Company's common stockholders per share (basic)	$(1.14)
Undepreciated loss (1)	$(91,759)
Undepreciated loss per common share (1)	$(1.01)
Comprehensive loss attributable to Company's common stockholders	$(103,781)
Comprehensive loss attributable to Company's common stockholders per share (basic)	$(1.14)
Yield on average interest earning assets (1) (2)	6.54%
Interest income	$401,280
Interest expense	$317,425
Net interest income	$83,855
Net interest spread (1) (3)	1.33%
Book value per common share at the end of the period	$9.28
Adjusted book value per common share at the end of the period (1)	$10.35
Economic return on book value (4)	(10.88)%
Economic return on adjusted book value (5)	(11.93)%
Dividends per common share	$0.80
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

Key Developments During Full Year 2024

Investing Activities

•Purchased approximately $2.2 billion of investment securities, including $1.5 billion of Agency RMBS with an average coupon of 5.69%.

•Purchased approximately $1.9 billion of residential loans with an average gross coupon of 9.93%.

•Sold three multi-family apartment communities held by joint venture equity investments which generated a net gain attributable to the Company's common stockholders of approximately $12.3 million.

•Sold or distributed equity interests in joint venture equity investments that owned ten multi-family apartment communities which generated a gain on de-consolidation attributable to the Company's common stockholders of approximately $5.7 million.

Financing Activities

•Completed five securitizations of residential loans and a re-securitization of our investment in certain subordinated securities issued by Consolidated SLST, resulting in approximately $1.3 billion in net proceeds to us after deducting expenses associated with the transactions. We utilized a portion of the net proceeds to repay approximately $865.4 million on outstanding repurchase agreements related to residential loans and investment securities. We also redeemed two residential loan securitizations with an outstanding balance of approximately $193.3 million at the time of redemption.

•Completed the issuance of $60.0 million of 9.125% Senior Notes due 2029 in an underwritten public offering at par, resulting in approximately $57.5 million in net proceeds to us after deducting the underwriters' discount and commissions and offering expenses.

•Repurchased 587,347 shares of common stock for approximately $3.5 million at an accretive average repurchase price of $5.95 per common share.

Subsequent Developments

•On January 14, 2025, we completed the issuance of $82.5 million in aggregate principal amount of our 9.125% Senior Notes due 2030 in an underwritten public offering. The total net proceeds to us from the offering of the notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

•In February 2025, we completed a new securitization of residential loans resulting in approximately $74.2 million of net proceeds to us after deducting expenses associated with the transaction and redeemed a residential loan securitization with an outstanding balance of approximately $54.4 million at the time of redemption.

•On February 19, 2025, we announced that our Board of Directors approved extensions of our common stock repurchase program, under which $189.7 million of the approved amount remained available for repurchase, and our preferred stock repurchase program, under which $97.6 million of the approved amount remained available for repurchase. The expiration dates of both stock repurchase programs were extended from March 31, 2025 to March 31, 2026.

Capital Allocation

The following provides an overview of the allocation of our total equity as of December 31, 2024 and 2023, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at December 31, 2024 and 2023, respectively (dollar amounts in thousands).

At December 31, 2024:

	Single-Family	Multi-Family	Corporate/Other	Total
Residential loans	$3,841,738	$—	$—	$3,841,738
Consolidated SLST CDOs	(811,591)	—	—	(811,591)
Investment securities available for sale	3,206,499	—	622,045	3,828,544
Multi-family loans	—	86,192	—	86,192
Equity investments	—	74,774	38,718	113,492
Equity investments in consolidated multi-family properties (1)	—	151,210	—	151,210
Equity investments in disposal group held for sale (2)	—	19,504	—	19,504
Single-family rental properties	142,246	—	—	142,246
Mortgage servicing rights	21,003	—	—	21,003
Total investment portfolio carrying value	6,399,895	331,680	660,763	7,392,338
Liabilities:
Repurchase agreements	(3,377,161)	—	(635,064)	(4,012,225)
Collateralized debt obligations
Residential loan securitization CDOs	(2,096,096)	—	—	(2,096,096)
Non-Agency RMBS re-securitization	(70,757)	—	—	(70,757)
Senior unsecured notes	—	—	(159,196)	(159,196)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	115,926	—	208,948	324,874
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(40,675)	—	(40,675)
Other	138,012	(1,864)	(34,691)	101,457
Net Company capital allocated	$1,109,819	$289,141	$(4,240)	$1,394,720

Company Recourse Leverage Ratio (4)				3.0	x
Portfolio Recourse Leverage Ratio (5)				2.9	x

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
(3)Excludes cash in the amount of $6.6 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $161.6 million is included in the Company's accompanying consolidated balance sheets in other assets.

(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company’s total stockholders’ equity. Does not include non-recourse repurchase agreement financing amounting to $11.0 million, Consolidated SLST CDOs amounting to $811.6 million, residential loan securitization CDOs amounting to $2.1 billion, non-Agency RMBS re-securitization CDOs amounting to $70.8 million and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $460.0 million as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company’s total stockholders’ equity.

At December 31, 2023:

	Single-Family	Multi-Family	Corporate/Other	Total
Residential loans	$3,084,303	$—	$—	$3,084,303
Consolidated SLST CDOs	(593,737)	—	—	(593,737)
Investment securities available for sale	2,013,817	—	—	2,013,817
Multi-family loans	—	95,792	—	95,792
Equity investments	—	109,962	37,154	147,116
Equity investments in consolidated multi-family properties (1)	—	211,214	—	211,214
Equity investments in disposal group held for sale (2)	—	36,815	—	36,815
Single-family rental properties	151,885	—	—	151,885
Total investment portfolio carrying value	4,656,268	453,783	37,154	5,147,205
Liabilities:
Repurchase agreements	(2,471,113)	—	—	(2,471,113)
Residential loan securitization CDOs	(1,276,780)	—	—	(1,276,780)
Senior unsecured notes	—	—	(98,111)	(98,111)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	139,562	—	175,468	315,030
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(30,062)	—	(30,062)
Other	74,716	(1,352)	(34,921)	38,443
Net Company capital allocated	$1,122,653	$422,369	$34,590	$1,579,612

Company Recourse Leverage Ratio (4)				1.6	x
Portfolio Recourse Leverage Ratio (5)				1.5	x

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

Results of Operations

The following discussion provides information regarding our results of operations for the years ended December 31, 2024 and 2023, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the year ended December 31, 2024 are greater or less than the results from the year ended December 31, 2023. Unless otherwise specified, references in this section to increases or decreases in 2024 refer to the change in results for the year ended December 31, 2024 when compared to the year ended December 31, 2023. For a discussion related to our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024 and is available on the SEC’s website at www.sec.gov.

The following table presents the main components of our net loss for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023	$ Change
Interest income	$401,280	$258,660	$142,620
Interest expense	317,425	192,134	125,291
Net interest income	83,855	66,526	17,329
Net loss from real estate	(42,841)	(31,302)	(11,539)
Total other loss	(42,236)	(39,431)	(2,805)
General and administrative expenses	48,672	49,565	(893)
Portfolio operating expenses	30,688	23,952	6,736
Debt issuance costs	12,335	—	12,335
Loss from operations before income taxes	(92,917)	(77,724)	(15,193)
Income tax expense	1,036	75	961
Net loss attributable to non-controlling interests	31,924	29,134	2,790
Net loss attributable to Company	(62,029)	(48,665)	(13,364)
Preferred stock dividends	(41,756)	(41,837)	81
Gain on repurchase of preferred stock	—	467	(467)
Net loss attributable to Company's common stockholders	(103,785)	(90,035)	(13,750)
Basic loss per common share	$(1.14)	$(0.99)	$(0.15)
Diluted loss per common share	$(1.14)	$(0.99)	$(0.15)

Interest Income and Interest Expense

Interest income increased in 2024 primarily due to increased investments in Agency RMBS and business purpose loans. The increase in interest expense in 2024 was due primarily to an increase in financing obtained to fund investing activity through repurchase agreements and securitizations as well as issuance of the 9.125% Senior Notes due 2029.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Income from real estate	$132,639	$171,774	$(39,135)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(60,232)	(90,221)	29,989
Depreciation expense on operating real estate	(37,444)	(24,620)	(12,824)
Amortization of lease intangibles related to operating real estate	(2,378)	—	(2,378)
Other real estate expenses	(75,426)	(88,235)	12,809
Total expenses related to real estate	(175,480)	(203,076)	27,596
Net loss from real estate	$(42,841)	$(31,302)	$(11,539)
The increase in net loss from real estate in 2024 was primarily attributable to a reduction in rental income as a result of the sale or de-consolidation, since December 31, 2023, of certain multi-family real estate assets owned by entities in which we had joint venture equity investments.

Expenses related to real estate decreased due to a decrease in interest expense on mortgages payable and a decrease in operating expenses due to the aforementioned sales or de-consolidation of multi-family real estate assets. This decrease was partially offset by an increase in depreciation expense and amortization of lease intangibles as a result of the return of certain multi-family real estate assets owned by entities in which we have joint venture equity investments to held and used since December 2023.

Other Loss

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Residential loans and real estate owned	$(28,133)	$(12,738)	$(15,395)
Investment securities	(1,218)	(14,321)	13,103
Total realized losses, net	$(29,351)	$(27,059)	$(2,292)
Net realized losses related to our residential loan portfolio increased in 2024, primarily as a result of increased losses incurred on foreclosed properties and recognized on the sale of residential loans and a decrease in net realized gain from payoffs of residential loans. We also recognized net realized losses of $1.2 million on write-downs of non-Agency RMBS in 2024.

In 2023, we recognized net realized losses of $14.3 million related to investment securities primarily attributable to the sale of ABS, CMBS and non-Agency RMBS.

Unrealized (Losses) Gains, Net

The following table presents the components of unrealized (losses) gains, net recognized for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Residential loans	$1,285	$69,790	$(68,505)
Consolidated SLST	2,902	(10,016)	12,918
CDOs at fair value	(1,484)	—	(1,484)
Senior unsecured notes at fair value	(310)	—	(310)
Preferred equity and mezzanine loan investments	(4,717)	1,079	(5,796)
Investment securities	(88,822)	36,343	(125,165)
Mortgage servicing rights	616	—	616
Total unrealized (losses) gains, net	$(90,530)	$97,196	$(187,726)

We recognized net unrealized losses in 2024 primarily due to an increase in interest rates, which impacted the pricing of our investment securities and residential loans. The net unrealized losses on our investment securities were more than offset by unrealized gains on our derivative instruments, as discussed below. The unrealized losses on residential loans were more than offset by the reversal of unrealized losses as a result of foreclosures, payoffs and sales during the year.
We recognized net unrealized gains in 2023, primarily due to credit spread tightening that impacted the pricing of our residential loans. Net unrealized gains on our investment securities for the year ended December 31, 2023 included unrealized gains recognized on Agency RMBS purchased in 2023.

Gains (Losses) on Derivative Instruments, Net

The following table presents the components of gains (losses) on derivative investments, net for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Unrealized gains (losses) on derivative instruments	$83,899	$(29,373)	$113,272
Realized gains on derivative instruments	12,097	2,995	9,102
Total gains (losses) on derivative instruments, net	$95,996	$(26,378)	$122,374

We recognized $96.0 million in net gains on derivative instruments in 2024, primarily due to increases in interest rates which resulted in higher valuations of our interest rate swaps. We also recognized net realized gains on derivative instruments resulting from net payments received on instruments, partially offset by losses realized on contract terminations in 2024.

We recognized $26.4 million in net losses on derivative instruments in 2023, primarily due to decreases in fair value of interest rate swaps entered into during the year and lower valuations of interest rate caps. This was offset by gains realized upon termination of interest rate cap contracts in connection with sales of multi-family properties and repayment of related mortgages payable in our joint venture equity investments in disposal group held for sale.

Income from Equity Investments

The following table presents the components of income from equity investments for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Preferred return on preferred equity investments accounted for as equity	$12,775	$19,308	$(6,533)
Unrealized (losses) gains, net on preferred equity investments accounted for as equity	(4,863)	1,154	(6,017)
Loss from unconsolidated joint venture equity investments in multi-family properties	(4,382)	(3,291)	(1,091)
Income from entity that originates residential loans	12,481	614	11,867
Total income from equity investments	$16,011	$17,785	$(1,774)

The decrease in income from equity investments in 2024 was primarily due to 1) decreases in preferred return on preferred equity investments accounted for as equity as a result of redemptions that have occurred since December 31, 2023 and 2) unrealized losses recognized on preferred equity investments accounted for as equity and unconsolidated joint venture equity investments in multi-family properties as a result of property performance and wider cap rates during the current period. The decrease in total income from equity investments was partially offset by an increase in income from an entity that originates residential loans due to increased origination volume and profitability in 2024.

Impairment of Real Estate

The following table presents impairment of real estate for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Impairment of real estate	$(48,875)	$(89,548)	$40,673

In 2024, we recognized impairment losses on certain multi-family real estate assets due to lower valuations driven by a decrease in net operating income estimates and wider cap rates. We also recognized impairment losses on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell in 2024.

The decrease in impairment of real estate in 2024 can be attributed to slowing cap rate widening as compared to 2023 as well as the sale or de-consolidation of certain multi-family real estate assets since December 31, 2023.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Loss on reclassification of disposal group	$(14,636)	$(16,163)	$1,527

One joint venture equity investment was reclassified from disposal group held for sale in 2024. As a result of this transfer, we adjusted the carrying value of the long-lived assets in the Consolidated Real Estate VIE to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $14.6 million loss on reclassification of disposal group.

In 2023, nine joint venture equity investments were reclassified from disposal group held for sale, resulting in a loss on reclassification of disposal group of approximately $16.2 million.

Other Income

The following table presents the components of other income for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
Gain on sale of real estate	$27,835	$4,763	$23,072
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	6,115	—	6,115
Servicing fee income	906	—	906
Preferred equity and mezzanine loan premiums resulting from early redemption	196	390	(194)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	(2,864)	(796)	(2,068)
Provision for uncollectible receivables	(3,207)	—	(3,207)
Miscellaneous income	168	379	(211)
Total other income	$29,149	$4,736	$24,413

The net increase in other income in 2024 is primarily due to gains recognized on the sales of both certain multi-family properties and our membership interests in consolidated joint venture equity investments.

Expenses

The following tables present the components of general, administrative and portfolio operating expenses for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$34,798	$36,609	$(1,811)
Professional fees	5,891	4,748	1,143
Other	7,983	8,208	(225)
Total general and administrative expenses	$48,672	$49,565	$(893)

The decrease in general and administrative expenses in 2024 is primarily related to decreases in salary and stock compensation expenses, partially offset by increases in legal and tax advisory fees.

	For the Years Ended December 31,
	2024	2023	$ Change
Portfolio operating expenses	$30,688	$23,952	$6,736

The increase in portfolio operating expenses in 2024 is primarily related to the growth in our residential loan portfolio as well as an increase in expenses related to our non-performing residential loan portfolio..

	For the Years Ended December 31,
	2024	2023	$ Change
Securitization transaction costs	$9,855	$—	$9,855
Senior unsecured notes transaction costs	2,480	—	2,480
Total debt issuance costs	$12,335	$—	$12,335

We elected the fair value option with respect to CDOs and senior unsecured notes issued by the Company after January 1, 2024. Accordingly, costs associated with the issuance of debt subject to the fair value election are expensed as they are incurred and are included in debt issuance costs in 2024.

Comprehensive Loss

The main components of comprehensive loss for the years ended December 31, 2024 and 2023, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(103,785)	$(90,035)	$(13,750)
OTHER COMPREHENSIVE INCOME
Increase in fair value of available for sale securities
Non-Agency RMBS	—	144	(144)
Total	—	144	(144)
Reclassification adjustment for net loss included in net loss	4	1,822	(1,818)
TOTAL OTHER COMPREHENSIVE INCOME	4	1,966	(1,962)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(103,781)	$(88,069)	$(15,712)
Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of December 31, 2024, all of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the year ended December 31, 2024 (amounts in thousands, except per share):

	Year Ended December 31, 2024
	Amount	Shares	Per Share(1)
Beginning Balance	$1,025,502	90,675	$11.31
Common stock issuance, net (2)	6,068	487
Common stock repurchases	(3,493)	(587)
Balance after share activity	1,028,077	90,575	11.35
Adjustment of redeemable non-controlling interest to estimated redemption value	(10,613)		(0.12)
Dividends and dividend equivalents declared	(73,073)		(0.81)
Net change in accumulated other comprehensive loss:
Investment securities available for sale (3)	4		—
Net loss attributable to Company's common stockholders	(103,785)		(1.14)
Ending Balance	$840,610	90,575	$9.28

(1)Outstanding shares used to calculate book value per common share for the year ended December 31, 2024 are 90,574,996.
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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

Year Ended December 31, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$357,481	$10,755	$6,553	$374,789
Adjusted Interest Expense (1)	(237,399)	—	(22,620)	(260,019)
Adjusted Net Interest Income (Loss) (1)	$120,082	$10,755	$(16,067)	$114,770

Average Interest Earning Assets (3)	$5,484,729	$92,421	$154,196	$5,731,346
Average Interest Bearing Liabilities (4)	$4,594,623	$—	$400,627	$4,995,250

Yield on Average Interest Earning Assets (1) (5)	6.52%	11.64%	4.25%	6.54%
Average Financing Cost (1) (6)	(5.17)%	—	(5.65)%	(5.21)%
Net Interest Spread (1) (7)	1.35%	11.64%	(1.40)%	1.33%

Year Ended December 31, 2023

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$220,385	$13,707	$62	$234,154
Adjusted Interest Expense (1)	(142,742)	—	(12,799)	(155,541)
Adjusted Net Interest Income (Loss) (1)	$77,643	$13,707	$(12,737)	$78,613

Average Interest Earning Assets (3)	$3,692,131	$120,687	$1,264	$3,814,082
Average Interest Bearing Liabilities (4)	$2,684,304	$—	$197,986	$2,882,290

Yield on Average Interest Earning Assets (1) (5)	5.97%	11.36%	4.91%	6.14%
Average Financing Cost (1) (6)	(5.32)%	—	(6.46)%	(5.40)%
Net Interest Spread (1) (7)	0.65%	11.36%	(1.55)%	0.74%

Year Ended December 31, 2022

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$213,770	$13,499	$5,974	$233,243
Adjusted Interest Expense (1)	(94,664)	(152)	(9,458)	(104,274)
Adjusted Net Interest Income (Loss) (1)	$119,106	$13,347	$(3,484)	$128,969

Average Interest Earning Assets (3)	$3,354,923	$135,769	$13,820	$3,504,512
Average Interest Bearing Liabilities (4)	$2,333,020	$5,520	$150,194	$2,488,734

Yield on Average Interest Earning Assets (1) (5)	6.37%	9.94%	43.23%	6.66%
Average Financing Cost (1) (6)	(4.06)%	(2.75)%	(6.30)%	(4.19)%
Net Interest Spread (1) (7)	2.31%	7.19%	36.93%	2.47%

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
(4)Average Interest Bearing Liabilities for the respective periods include repurchase agreements, residential loan securitization and non-Agency RMBS re-securitization CDOs, Convertible Notes, senior unsecured notes and subordinated debentures and exclude Consolidated SLST CDOs and mortgages payable on real estate as the Company does not directly incur interest expense on these liabilities that are consolidated for GAAP purposes. Average Interest Bearing Liabilities is calculated based on the daily average outstanding balance for the respective periods.
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
(7)Net Interest Spread is the difference between our Yield on Average Interest Earning Assets and our Average Financing Cost.
(8)The Company has determined it is the primary beneficiary of Consolidated SLST and has consolidated Consolidated SLST into the Company's consolidated financial statements. Our GAAP interest income includes interest income recognized on the underlying seasoned re-performing and non-performing residential loans held in Consolidated SLST. Our GAAP interest expense includes interest expense recognized on the Consolidated SLST CDOs that permanently finance the residential loans in Consolidated SLST and are not owned by the Company. We calculate adjusted interest income by reducing our GAAP interest income by the interest expense recognized on the Consolidated SLST CDOs and adjusted interest expense by excluding, among other things, the interest expense recognized on the Consolidated SLST CDOs, thus only including the interest income earned by the SLST securities that are actually owned by the Company in adjusted net interest income (loss).

Our adjusted net interest income increased in 2024 as compared to the prior year. Adjusted interest income increased by approximately $140.6 million primarily due to 1) an increase in interest earning assets driven by increased investment in Agency RMBS and 2) an increase in yield on residential loans due to continued investment in business purpose loans. Adjusted interest expense increased by approximately $104.5 million as a result of increased financing obtained through repurchase agreements and securitizations as well as the issuance of the 9.125% Senior Notes due 2029 to fund investment activity .

Net interest spread increased during 2024, primarily due to an increase in yield on Average Interest Earning Assets resulting from our continued investment in higher yielding business purpose loans. The increase in net spread was also the result of a decrease in the cost of financing due to the benefit of our in-the-money interest rate swaps.

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

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the years ended December 31, 2024, 2023 and 2022, respectively, is presented below (dollar amounts in thousands):

	Years Ended December 31,
	2024				2023				2022
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$383,972	$10,755	$6,553	$401,280	$244,891	$13,707	$62	$258,660	$238,915	$13,499	$5,974	$258,388
GAAP interest expense	(290,483)	—	(26,942)	(317,425)	(176,890)	—	(15,244)	(192,134)	(119,809)	(152)	(9,458)	(129,419)
GAAP total net interest income (loss)	$93,489	$10,755	$(20,389)	$83,855	$68,001	$13,707	$(15,182)	$66,526	$119,106	$13,347	$(3,484)	$128,969

GAAP interest income	$383,972	$10,755	$6,553	$401,280	$244,891	$13,707	$62	$258,660	$238,915	$13,499	$5,974	$258,388
Adjusted for:
Consolidated SLST CDO interest expense	(26,491)	—	—	(26,491)	(24,506)	—	—	(24,506)	(25,145)	—	—	(25,145)
Adjusted interest income	$357,481	$10,755	$6,553	$374,789	$220,385	$13,707	$62	$234,154	$213,770	$13,499	$5,974	$233,243

GAAP interest expense	$(290,483)	$—	$(26,942)	$(317,425)	$(176,890)	$—	$(15,244)	$(192,134)	$(119,809)	$(152)	$(9,458)	$(129,419)
Adjusted for:
Consolidated SLST CDO interest expense	26,491	—	—	26,491	24,506	—	—	24,506	25,145	—	—	25,145
Net interest benefit of interest rate swaps	26,593	—	4,322	30,915	9,642	—	2,445	12,087	—	—	—	—
Adjusted interest expense	$(237,399)	$—	$(22,620)	$(260,019)	$(142,742)	$—	$(12,799)	$(155,541)	$(94,664)	$(152)	$(9,458)	$(104,274)

Adjusted net interest income (loss) (1)	$120,082	$10,755	$(16,067)	$114,770	$77,643	$13,707	$(12,737)	$78,613	$119,106	$13,347	$(3,484)	$128,969

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

A reconciliation of net loss attributable to Company's common stockholders to undepreciated loss for the years ended December 31, 2024, 2023 and 2022, respectively, is presented below (amounts in thousands, except per share data).

	For the Years Ended December 31,
	2024	2023	2022
Net loss attributable to Company's common stockholders	$(103,785)	$(90,035)	$(340,577)
Add:
Depreciation expense on operating real estate	12,026	8,714	28,916
Amortization of lease intangibles related to operating real estate	—	—	50,083
Undepreciated loss	$(91,759)	$(81,321)	$(261,578)

Weighted average shares outstanding - basic	90,815	91,042	94,322
Undepreciated loss per common share	$(1.01)	$(0.89)	$(2.77)

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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of December 31, 2024 and 2023, respectively, is presented below (amounts in thousands, except per share data).

	December 31, 2024	December 31, 2023
Company's stockholders' equity	$1,394,720	$1,579,612
Preferred stock liquidation preference	(554,110)	(554,110)
GAAP book value	840,610	1,025,502
Add:
Cumulative depreciation expense on real estate (1)	20,837	21,801
Cumulative amortization of lease intangibles related to real estate (1)	4,620	14,897
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	40,675	30,062
Adjustment of amortized cost liabilities to fair value	30,619	55,271
Adjusted book value	$937,361	$1,147,533

Common shares outstanding	90,575	90,675
GAAP book value per common share (2)	$9.28	$11.31
Adjusted book value per common share (3)	$10.35	$12.66

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive loss at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

As of December 31, 2024 and 2023, we owned 100% of the first loss subordinated securities of Consolidated SLST. Consolidated SLST represents Freddie Mac-sponsored residential mortgage loan securitizations of which we own the first loss subordinated securities and certain IOs. We determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that we are the primary beneficiary of Consolidated SLST. As a result, we are required to consolidate Consolidated SLST’s underlying residential loans including their liabilities, income and expenses in our consolidated financial statements.

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

The estimation of fair value for purposes of allocating the purchase price of investments in real estate requires significant judgment based on the available sources. The allocation may significantly impact the carrying value of intangible assets and liabilities consolidated as asset acquisitions, as well as the amount and timing of depreciation and amortization expense recognized in relation to these assets and liabilities over time.

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

Balance Sheet Analysis

As of December 31, 2024, we had approximately $9.2 billion of total assets. Included in this amount is approximately $969.7 million of assets held in Consolidated SLST and $620.6 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2023, we had approximately $7.4 billion of total assets. Included in this amount is approximately $757.8 million of assets held in Consolidated SLST and $1.5 billion of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Acquired residential loans	$2,876,066	$2,329,443
Consolidated SLST	965,672	754,860
Total	$3,841,738	$3,084,303

Acquired Residential Loans

The Company’s acquired residential loans, including performing, re-performing, and non-performing residential loans and business purpose loans, are presented at fair value on our consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized (losses) gains, net on the Company’s consolidated statements of operations.

The following table details our acquired residential loans by strategy at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	3,484	$461,101	$435,674	636	54%	5.2%
Performing residential loan strategy	2,630	610,203	525,267	740	58%	4.2%
Business purpose bridge loan strategy	2,321	1,176,555	1,157,085	742	65%	10.5%
Business purpose rental loan strategy	3,418	769,843	758,040	746	73%	6.8%
Total	11,853	$3,017,702	$2,876,066

	December 31, 2023
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	4,687	$626,316	$601,239	630	60%	5.1%
Performing residential loan strategy	2,803	642,320	548,736	717	62%	4.0%
Business purpose bridge loan strategy	1,720	919,990	896,988	735	65%	9.6%
Business purpose rental loan strategy	1,111	311,663	282,480	749	68%	5.1%
Total	10,321	$2,500,289	$2,329,443

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	December 31, 2024	December 31, 2023
50% or less	9.0%	13.6%
>50% - 60%	9.7%	10.9%
>60% - 70%	21.7%	22.4%
>70% - 80%	38.0%	29.5%
>80% - 90%	12.7%	11.8%
>90% - 100%	4.7%	6.0%
> 100%	4.2%	5.8%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	December 31, 2024	December 31, 2023
550 or less	5.6%	9.1%
551 to 600	4.8%	7.9%
601 to 650	5.3%	8.3%
651 to 700	14.6%	15.6%
701 to 750	27.5%	24.0%
751 to 800	34.5%	28.0%
801 and over	7.7%	7.1%
Total	100.0%	100.0%

Current Coupon	December 31, 2024	December 31, 2023
3.00% or less	5.4%	7.6%
3.01% - 4.00%	11.6%	16.5%
4.01% - 5.00%	14.2%	20.9%
5.01% - 6.00%	5.9%	9.3%
6.01% - 7.00%	7.6%	7.2%
7.01% - 8.00%	11.5%	8.1%
8.01% and over	43.8%	30.4%
Total	100.0%	100.0%

Delinquency Status	December 31, 2024	December 31, 2023
Current	91.2%	88.0%
31 – 60 days	1.6%	2.2%
61 – 90 days	1.1%	1.0%
90+ days	6.1%	8.8%
Total	100.0%	100.0%

Origination Year	December 31, 2024	December 31, 2023
2007 or earlier	13.8%	22.4%
2008 - 2016	2.7%	4.4%
2017 - 2020	11.3%	15.7%
2021	10.9%	19.3%
2022	10.5%	21.4%
2023	8.2%	16.8%
2024	42.6%	—
Total	100.0%	100.0%

As of December 31, 2024 and 2023, the Company had an investment in an entity that originates residential loans. The Company purchased $307.8 million, $80.8 million and $260.6 million of residential loans from the entity during the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the year ended December 31, 2024, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of $285.1 million of residential loans and $275.2 million of CDOs in the VIE. Our investment in Consolidated SLST as of December 31, 2024 and 2023 was limited to the RMBS comprised of first loss subordinated securities and IOs issued by the respective securitizations with an aggregate net carrying value of $148.5 million and $157.2 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of December 31, 2024 and 2023, respectively (dollar amounts in thousands, except current average loan size):

	December 31, 2024	December 31, 2023
Current fair value	$965,672	$754,860
Current unpaid principal balance	$1,111,633	$892,546
Number of loans	7,246	5,813
Current average loan size	$153,413	$153,543
Weighted average original loan term (in months) at purchase	347	352
Weighted average LTV at purchase	62%	68%
Weighted average credit score at purchase	767	701

Current Coupon:
3.00% or less	5.1%	2.5%
3.01% – 4.00%	35.4%	38.5%
4.01% – 5.00%	40.6%	39.5%
5.01% – 6.00%	11.2%	11.8%
6.01% and over	7.7%	7.7%

Delinquency Status:
Current	68.2%	72.6%
31 - 60	15.3%	12.9%
61 - 90	6.0%	5.0%
90+	10.5%	9.5%

Origination Year:
2005 or earlier	27.5%	31.1%
2006	14.4%	15.7%
2007	19.8%	21.5%
2008 or later	38.3%	31.7%

Geographic state concentration (greater than 5.0%):
California	11.7%	10.7%
New York	10.8%	10.0%
Florida	9.1%	10.3%
New Jersey	6.8%	7.6%
Illinois	6.3%	7.2%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements

As of December 31, 2024, the Company had repurchase agreements with six third-party financial institutions to fund the purchase of residential loans, real estate owned and single-family rental properties. As of December 31, 2024, the Company's only repurchase agreement exposure where the amount of collateral at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 6.08%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $15.0 million, a weighted average rate of 7.09%, and weighted average months to maturity of 8 months as of December 31, 2024. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023.
(2)Costs related to the repurchase agreements, which include commitment, underwriting, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the agreement using the effective interest method, or straight line-method, if the result is not materially different.
(3)Includes residential loans and real estate owned with an aggregate fair value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024. Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2024, 2023 and 2022 for our repurchase agreements secured by residential loans (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2024	$386,047	$496,410	$496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

December 31, 2022	833,517	688,487	1,076,747
September 30, 2022	1,324,819	1,163,408	1,554,993
June 30, 2022	1,386,714	1,566,926	1,566,926
March 31, 2022	682,867	783,168	783,168

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $149.8 million and $215.2 million, respectively, as of December 31, 2024. As of December 31, 2023, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $158.4 million and $315.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST (4) (5)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	$1,281,896	$1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	$850,547	$842,764	4.35%	2027 - 2062

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations at amortized cost, net	$1,292,015	$1,276,780	4.00%	2026 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of December 31, 2024, CDOs with an aggregate outstanding face amount of $1.5 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, 2.00%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the year ended December 31, 2024, the Company recognized $1.3 million in net unrealized losses on residential loan securitizations at fair value, which is included in unrealized (losses) gains, net on the accompanying consolidated statements of operations.
(5)During the year ended December 31, 2024, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of $285.1 million of residential loans and $275.2 million of CDOs in the VIE.

Investment Securities

At December 31, 2024, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At December 31, 2024, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of December 31, 2024 as compared to December 31, 2023 is primarily due to purchases of Agency RMBS, non-Agency RMBS and U.S. Treasury securities during the period partially offset by a decrease in the fair value of a number of our investment securities.

The following tables summarize our investment securities portfolio as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,943,583	$2,949,038	$11,733	$(21,711)	$2,939,060	5.84%	5.73%	$2,662,475
Adjustable rate	131,817	130,119	285	(822)	129,582	5.47%	5.40%	124,096
IO	1,169,330	83,878	843	(16,551)	68,170	0.89%	11.82%	44,354
Total Agency RMBS	4,244,730	3,163,035	12,861	(39,084)	3,136,812	4.24%	5.88%	2,830,925
Non-Agency RMBS
Senior	42,214	42,214	160	(9)	42,365	8.14%	8.10%	30,300
Subordinated	11,509	10,869	—	(2,605)	8,264	5.19%	5.95%	2,940
IO	346,582	13,120	5,938	—	19,058	1.52%	28.86%	—
Total Non-Agency RMBS	400,305	66,203	6,098	(2,614)	69,687	2.01%	14.02%	33,240
U.S. Treasury securities	652,792	657,659	—	(35,614)	622,045	4.16%	4.13%	635,064
Total - AFS	$5,297,827	$3,886,897	$18,959	$(77,312)	$3,828,544	4.04%	5.98%	$3,499,229
Consolidated SLST
Non-Agency RMBS
Subordinated	$242,088	$181,716	$4,945	$(52,134)	$134,527	4.60%	6.02%	$17,382
IO	129,478	14,634	—	(653)	13,981	3.50%	8.54%	—
Total Non-Agency RMBS	371,566	196,350	4,945	(52,787)	148,508	4.21%	6.23%	17,382
Total - Consolidated SLST	$371,566	$196,350	$4,945	$(52,787)	$148,508	4.21%	6.23%	$17,382
Total Investment Securities	$5,669,393	$4,083,247	$23,904	$(130,099)	$3,977,052	4.05%	5.94%	$3,516,611

	December 31, 2023
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)	Outstanding Repurchase Agreements (3)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$1,756,343	$1,761,138	$21,581	$(1,829)	$1,780,890	5.74%	5.64%	$1,602,695
Adjustable rate	149,052	147,460	1,741	—	149,201	5.48%	5.35%	137,084
IO	1,139,828	52,623	6,813	(203)	59,233	0.76%	14.81%	31,657
Total Agency RMBS	3,045,223	1,961,221	30,135	(2,032)	1,989,324	4.34%	5.79%	1,771,436
Non-Agency RMBS
Senior	35	35	—	(4)	31	3.65%	3.60%	—
Subordinated	8,164	7,526	—	(4,281)	3,245	4.61%	7.39%	—
IO	375,563	14,571	6,646	—	21,217	1.63%	27.42%	—
Total Non-Agency RMBS	383,762	22,132	6,646	(4,285)	24,493	1.70%	20.27%	—
Total - AFS	$3,428,985	$1,983,353	$36,781	$(6,317)	$2,013,817	3.64%	6.20%	$1,771,436
Consolidated SLST
Non-Agency RMBS
Subordinated	$238,017	$189,962	$—	$(49,684)	$140,278	4.44%	4.01%	$55,881
IO	139,914	17,937	—	(1,061)	16,876	3.50%	7.43%	—
Total Non-Agency RMBS	377,931	207,899	—	(50,745)	157,154	4.09%	4.32%	55,881
Total - Consolidated SLST	$377,931	$207,899	$—	$(50,745)	$157,154	4.09%	4.32%	$55,881
Total Investment Securities	$3,806,916	$2,191,252	$36,781	$(57,062)	$2,170,971	3.74%	5.80%	$1,827,317

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

As of December 31, 2024, Agency RMBS with a fair value of $33.4 million were pledged as initial margin for outstanding interest rate swaps.

As of December 31, 2024, Consolidated SLST subordinated bonds with a fair value of $114.0 million were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of December 31, 2024, the Company had $3.5 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of December 31, 2024, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of December 31, 2024, the weighted average interest rate for repurchase agreements secured by investment securities was 4.84%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2024, 2023 and 2022 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2024	$3,328,795	$3,516,611	$3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

December 31, 2022	50,077	50,077	50,077
September 30, 2022	53,159	53,159	53,159
June 30, 2022	132,712	129,331	138,301
March 31, 2022	116,766	144,852	144,852

Collateralized Debt Obligations

During the year ended December 31, 2024, the Company completed a re-securitization of its investment in certain subordinated securities issued by Consolidated SLST, which we refer to as our non-Agency RMBS re-securitization. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its investment in Consolidated SLST. The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the securitization and continues to consolidate Consolidated SLST.

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of December 31, 2024:

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
Non-Agency RMBS re-securitization at fair value (4)	$70,867	$70,757	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of December 31, 2024, CDOs with an aggregate outstanding face amount of $70.9 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 17). For the year ended December 31, 2024, the Company recognized $0.2 million in net unrealized losses on its non-Agency RMBS re-securitization, which are included in unrealized (losses) gains, net on the accompanying consolidated statements of operations.

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

During the year ended December 31, 2024, the Company negotiated a short-term maturity extension on one preferred equity investment that included an increase in preferred return rate to a current market rate. During the year ended December 31, 2024, the Company reduced the fair value of one defaulted preferred equity investment to zero as a result of developments with respect to the property, its financing and market conditions. This investment represents 1.8% of the total investment amount of the Mezzanine Lending portfolio. Also during the year ended December 31, 2024, the Company evaluated the hypothetical liquidation value of one preferred equity investment and its preferred equity investment in a Consolidated VIE and ceased further preferred return accruals. These two investments represent 17.3% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	18	$159,628	$169,518	12.80%	3.8
Preferred equity investment in Consolidated VIE (4)	1	16,967	16,991	13.84%	7.0
Total	19	$176,595	$186,509	12.90%	4.1

	December 31, 2023
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	21	$200,034	$200,690	12.40%	4.2
Preferred equity investment in Consolidated VIE (4)	1	11,706	11,732	13.50%	8.0
Total	22	$211,740	$212,422	12.46%	4.4
(1)Preferred equity investments in the amounts of $86.2 million and $95.8 million are included in multi-family loans on the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively. Preferred equity investments in the amounts of $73.4 million and $104.2 million are included in equity investments on the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our consolidated financial statements as of December 31, 2024 and 2023, respectively, is shown below (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$392	$1,300
Real estate, net	53,508	54,439
Lease intangible, net (a)	—	2,378
Other assets	4,939	4,722
Total assets	58,839	62,839

Mortgage payable on real estate, net	45,120	45,142
Other liabilities	1,823	2,403
Total liabilities	46,943	47,545

Non-controlling interest in Consolidated VIE	(5,071)	3,588
Preferred equity investment in Consolidated VIE	$16,967	$11,706

(a)Included in other assets in the accompanying consolidated balance sheets.

Mezzanine Lending Characteristics

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$54,115	29.0%	13.1%	83%	0.89x	(3)
Texas	6	49,619	26.6%	12.4%	84%	1.08x
Arizona	1	15,201	8.2%	14.0%	80%	1.84x
Tennessee	1	13,045	7.0%	14.0%	86%	0.51x	(4)
South Dakota	1	10,583	5.7%	15.0%	85%	1.80x
South Carolina	1	9,645	5.2%	13.0%	75%	1.47x
Other	6	34,301	18.3%	11.7%	83%	1.30x
Total	19	$186,509	100.0%	12.9%	83%	1.18x

	December 31, 2023
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	4	$55,753	26.3%	13.0%	77%	1.27x
Texas	6	42,854	20.2%	11.9%	92%	1.21x
Utah	1	21,970	10.3%	12.0%	68%	N/A	(5)
Arizona	1	17,811	8.4%	14.0%	85%	0.45x	(6)
Tennessee	1	14,525	6.8%	11.0%	90%	1.27x
Other	9	59,509	28.0%	12.5%	83%	1.36x
Total	22	$212,422	100.0%	12.5%	83%	1.24x

(1)Represents the weighted average LTV utilizing combined senior and mezzanine loans and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are subject to a senior construction loan agreement.
(3)DSCR affected by non-recurring expenses during the year ended December 31, 2024.
(4)DSCR for this property affected by recent senior loan and Mezzanine Lending modifications.
(5)Not applicable as the underlying property is subject to a senior construction loan agreement.
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

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of the returned capital from such investments to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See Note 9 for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $153.7 million and $236.3 million as of December 31, 2024 and 2023, respectively.

A reconciliation of our net equity investments in Consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our consolidated financial statements as of December 31, 2024 and 2023, respectively, is shown below (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$4,151	$15,612
Real estate, net	481,161	979,934
Lease intangible, net (1)	—	2,378
Assets of disposal group held for sale (2)	118,613	426,017
Other assets	16,696	34,657
Total assets	$620,621	$1,458,598

Mortgages payable on real estate, net (3)	$366,606	$784,421
Liabilities of disposal group held for sale (2)	97,065	386,024
Other liabilities	10,621	21,797
Total liabilities	$474,292	$1,192,242

Redeemable non-controlling interest in Consolidated VIEs	$12,359	$28,061
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(40,675)	(30,062)
Non-controlling interest in Consolidated VIEs	1,887	17,150
Non-controlling interest in disposal group held for sale	2,044	3,178
Net equity investment (4)	170,714	248,029
Less: Net equity in preferred equity investment in Consolidated VIE (5)	(16,967)	(11,706)
Net equity investment in Consolidated JVs and disposal group held for sale	$153,747	$236,323

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(3)See Note 15 in the Notes to Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(4)The Company's net equity investment as of December 31, 2024 consists of $151.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $19.5 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2023 consists of $211.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $36.8 million of net equity investments in disposal group held for sale.
(5)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company owns equity interests in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following tables summarize our unconsolidated multi-family joint venture equity investments as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

December 31, 2024
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,338

December 31, 2023
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$5,720

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of December 31, 2024, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $134.2 million consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as disposal group held for sale. The joint venture entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $12.4 million as of December 31, 2024.

The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of December 31, 2024 and 2023, respectively, are shown below (dollar amounts in thousands):

December 31, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$50,505	54.7%
Florida	1	50%	$15,868	17.2%
Kentucky	1	70%	$11,310	12.2%
Alabama	1	70%	$7,106	7.7%
Tennessee	1	65%	$5,557	6.0%

December 31, 2023
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Florida	5	50% - 95%	$56,607	33.4%
Texas	5	70%	$49,727	29.4%
Tennessee	2	65% - 70%	$18,131	10.7%
South Carolina	2	67% - 70%	$13,561	8.0%
Alabama	2	70% - 80%	$11,737	6.9%
Kentucky	1	70%	$10,979	6.5%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of December 31, 2024.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	93.2%	324	$1,545	84.4%
Dallas, TX	2	90.5%	401	1,908	88.3%
Houston, TX	2	91.8%	392	1,206	77.5%
Little Rock, AR	1	94.6%	202	1,377	89.4%
Louisville, KY	1	93.7%	300	1,491	84.1%
Montgomery, AL	1	94.8%	252	1,063	71.5%
San Antonio, TX	2	89.2%	684	1,282	82.4%
St Petersburg, FL	1	99.1%	326	2,543	77.5%
Webster, TX	1	92.9%	366	967	78.1%
Total Count/Average	12	92.7%	3,247	$1,483	82.0%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.

Property Data for Joint Venture Equity Investments in Multi-Family Properties in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of December 31, 2024.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Fort Myers, FL	1	91.7%	338	$1,560	77.3%
Tampa, FL	1	92.3%	400	1,581	77.6%
Total Count/Average	2	92.0%	738	$1,571	77.5%
(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investment in Entity that Originates Residential Loans

As of December 31, 2024 and 2023, the Company had an investment in an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. The following table summarizes our ownership interest in the entity that originates residential loans as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

		December 31, 2024		December 31, 2023
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC	Residential Loans	50%	$38,718	50%	$37,154

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
The Company and Consolidated Real Estate VIEs may be required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments.

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
The Company has U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

Debt

The Company’s debt as of December 31, 2024 included senior unsecured notes and subordinated debentures.

2029 Senior Notes

On June 28, 2024, the Company completed the issuance of $60.0 million in aggregate principal amount of its 9.125% Senior Notes due 2029 (the "2029 Senior Notes") in an underwritten public offering. The 2029 Senior Notes were issued at par, bear interest at a rate equal to 9.125% per year and mature on July 1, 2029, unless earlier redeemed.

2026 Senior Notes

As of December 31, 2024, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Notes due 2026 (the "2026 Senior Notes") outstanding. The 2026 Senior Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's 2026 Senior Notes, which mature on April 30, 2026, contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of December 31, 2024, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.54% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Balance Sheet Analysis - Company’s Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	177,697	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,418	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,585	71,585
Common stock	906	907
Additional paid-in capital	2,289,044	2,297,081
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,430,675)	(1,253,817)
Company's stockholders' equity	$1,394,720	$1,579,612

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending December 31, 2025) and long-term (beyond December 31, 2025) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. Beginning in 2023 and through the year ended December 31, 2024, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the investments in our portfolio of credit investments. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of December 31, 2024, the Company’s portfolio recourse leverage ratio of 2.9x, remains within our target range. As of December 31, 2024, 62% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 44% collateralized by Agency RMBS, 10% collateralized by U.S. Treasury securities and 8% collateralized by residential credit assets. The remaining 38% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing high-coupon business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At December 31, 2024, we had $163.3 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs), $170.2 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $128.7 million of unencumbered residential loans.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. With respect to the multi-family properties in which we hold joint venture equity investments, the properties are encumbered by a senior mortgage loan. The type and terms of the ultimate financing used by us depends on the asset being financed and the financing available at the time of the financing. We have placed a greater emphasis on procuring, where appropriate, longer-termed and/or more committed financing arrangements for our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Although we expect our leverage to continue to move higher as we access additional liquidity and grow our investment portfolio further, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio.

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

Cash Flows and Liquidity for the Year Ended December 31, 2024

During the year ended December 31, 2024, net cash, cash equivalents and restricted cash decreased by $1.6 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities of $14.1 million during the year ended December 31, 2024. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate and loss on reclassification of disposal group).

Cash Flows Used in Investing Activities

During the year ended December 31, 2024, our net cash flows used in investing activities were $2.2 billion, primarily as a result of purchases of investment securities and residential loans. This was partially offset by principal repayments received on residential loans and investment securities, net proceeds from the sale of residential loans and real estate, net variation margin and payments received on derivative instruments and return of capital from equity investments.

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

Cash Flows from Financing Activities

During the year ended December 31, 2024, our net cash flows provided by financing activities were $2.2 billion. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of December 31, 2024, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At December 31, 2024, we had longer-term repurchase agreements with initial terms of up to two years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties. The outstanding financing under five of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements, proceeds from the residential loans, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of December 31, 2024, we had an aggregate amount at risk under repurchase agreements secured by residential loans, real estate owned and single-family rental properties of approximately $162.8 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of December 31, 2024, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of December 31, 2024, we had $163.3 million included in cash and cash equivalents and $170.2 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of December 31, 2024 included $128.0 million of Agency RMBS and $42.2 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations).

At December 31, 2024, the Company had $100.0 million aggregate principal amount of 2026 Senior Notes outstanding. The 2026 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the 2026 Senior Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the 2026 Senior Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the 2026 Senior Notes. The Company's 2026 Senior Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person.

At December 31, 2024, the Company had $60.0 million aggregate principal amount of 2029 Senior Notes outstanding. The 2029 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company has the right to redeem the 2029 Senior Notes, in whole or in part, at any time on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 2029 Senior Notes.

At December 31, 2024, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.1 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $70.8 million. We had 14 Company-sponsored securitizations with CDOs outstanding as of December 31, 2024. See Note 14 to our consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of December 31, 2024, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by our total stockholders' equity, was approximately 3.0 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale. As of December 31, 2024, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 2.9 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

As it relates to the variable-rate mortgages payable in our Consolidated Real Estate VIEs, the joint venture entities may be required by the lender to enter into interest rate cap contracts. In addition, with respect to one of the Company's financings under repurchase agreements, the lender has, in the past, required the Company to enter into an interest rate cap contract. These interest rate cap contracts are with a counterparty that involve the receipt of variable-rate amounts from the counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During the period these contracts are open, changes in the value of the contract are recognized as gains or losses on derivative instruments. The joint venture entities that own the multi-family properties may be required to enter into new interest rate cap contracts upon their expiration and may require the Company to contribute additional capital to the respective joint venture.

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. The Company had no securities offerings during the year ended December 31, 2024.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the year ended December 31, 2024. As of December 31, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2026.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the year ended December 31, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $5.95 per common share. As of December 31, 2024, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2026.

Dividends

For information regarding the declaration and payment of dividends on our common stock and preferred stock for the periods covered by this report, please see Note 18 to our consolidated financial statements included in this report.

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

Commitment to Fund Business Purpose Loans

As of December 31, 2024, the Company had commitments to fund up to $220.8 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment.

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

Summary of Material Contractual Obligations

The Company had the following material contractual obligations at December 31, 2024 (dollar amounts in thousands):

	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Repurchase agreements (1)	$4,000,909	$48,323	$—	$—	$4,049,232
Subordinated debentures (1)	3,972	7,944	7,954	66,894	86,764
Senior unsecured notes (1)	11,225	113,825	68,213	—	193,263
Total contractual obligations (2)	$4,016,106	$170,092	$76,167	$66,894	$4,329,259

(1)Amounts include projected interest payments during the period. Projected interest payments are based on interest rates in effect and outstanding balances as of December 31, 2024.
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

We seek to manage interest rate risk in our portfolio by utilizing interest rate caps, interest rate swaps, swaptions, futures, options on futures and U.S. Treasury securities with the goal of optimizing earnings potential while seeking to maintain long term stable portfolio values. Certain of our consolidated multi-family properties with variable-rate mortgages payable have entered into interest rate cap contracts as required by the respective mortgage loan agreements. The Company may also be required by lenders on repurchase agreements for residential loans to enter into interest rate cap contracts.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on adjusted net interest income based on our assets and liabilities as of December 31, 2024 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(80,917)
+100	$(40,271)
-100	$40,450
-200	$80,939

(1)Represents a non-GAAP financial measure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Annual Report on Form 10-K for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.

(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of December 31, 2024. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
While this table reflects the estimated impact of interest rate changes on the static portfolio, we actively manage our portfolio and continuously make adjustments to the size and composition of our asset and derivative hedge portfolios and interest-bearing liabilities. Actual results could differ significantly from those estimated in the table.

Interest rate changes may also impact our GAAP book value and adjusted book value as many of our assets and liabilities and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage-related assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. Changes in interest rates would have the opposite impact on our liabilities at fair value. In general, we expect that, over time, changes in the net fair value of our portfolio attributable to interest rate changes may be offset, to the degree we are hedged, by changes in the value of our interest rate swaps or other financial instruments used for hedging purposes. However, the relationship between spreads on our assets and liabilities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate GAAP book value and adjusted book value increase or decline. The floating rates that become effective at the conclusion of the fixed rate period on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on such preferred stock. Such increased dividend costs could have an impact on net aggregate GAAP book value and adjusted book value.

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as was the case in 2024. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

We seek to manage credit risk through our pre-acquisition or pre-funding due diligence process, and by factoring projected credit losses into the purchase price we pay or loan terms we negotiate for all of our credit sensitive assets. In general, we evaluate relative valuation, supply and demand trends, prepayment rates, delinquency and default rates, vintage of collateral and macroeconomic factors as part of this process. Nevertheless, these procedures provide no assurance that we will not experience unanticipated credit losses which would materially affect our operating results. We also manage credit risk with credit default swaps on corporate bond indices for which the Company buys credit protection and pays periodic payments at fixed rates to credit protection sellers, in return for compensation for default (or similar credit event) by a reference index.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of December 31, 2024 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our portfolio as of December 31, 2024, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Percentage Change in Portfolio Fair Value (1)
(basis points)	(dollar amounts in thousands)
+200	$(163,842)	(2.82)%
+100	$(63,153)	(1.09)%
Base		—
-100	$91,842	1.58%
-200	$123,573	2.12%
(1)Includes residential loans, Mezzanine Lending investments, investment securities, derivatives, mortgage servicing rights, residential loan securitizations, non-Agency RMBS re-securitization and senior unsecured notes at fair value.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the “COSO framework”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2025 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2025 Proxy Statement and is incorporated herein by reference.

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

4.11
Third Supplemental Indenture, dated as of January 14, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 14, 2025).

4.12
Form of 9.125% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 14, 2025).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

4.13	Description of the Company’s securities under Section 12 of the Exchange Act.*

10.1	The Company's 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).†

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

10.19
Form of 2022 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.20
Form of 2022 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.21
Form of 2022 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.22
The Company’s 2022 Annual Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022).†

10.23
Form of 2023 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023).†

10.24
Form of 2023 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.25
Form of 2023 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.26	The Company’s 2023 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).†

10.27
Form of 2024 Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024).†

10.28
Form of 2024 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).†

10.29
Form of 2024 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).†

10.30	The Company's 2024 Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).†

10.31
Form of 2024 Deferred Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2024).†

10.32	Form of 2025 Performance Stock Unit Award Agreement.*†

10.33	Form of 2025 Restricted Stock Unit Award Agreement.*†

10.34	The Company's 2025 Annual Incentive Plan.*†

10.35	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2020).†

10.36	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2022).†

19.1	Insider Trading Policy.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2024).†

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

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	February 21, 2025	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	February 21, 2025	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Serrano	Chief Executive Officer and Director	February 21, 2025
Jason T. Serrano	(Principal Executive Officer)

/s/ Kristine R. Nario-Eng	Chief Financial Officer	February 21, 2025
Kristine R. Nario-Eng	(Principal Financial and Accounting Officer)

/s/ Steven R. Mumma	Chairman of the Board	February 21, 2025
Steven R. Mumma

/s/ Eugenia R. Cheng	Director	February 21, 2025
Eugenia R. Cheng

/s/ Michael B. Clement	Director	February 21, 2025
Michael B. Clement

/s/ Audrey E. Greenberg	Director	February 21, 2025
Audrey E. Greenberg

/s/ Steven G. Norcutt	Director	February 21, 2025
Steven G. Norcutt

/s/ Lisa A. Pendergast	Director	February 21, 2025
Lisa A. Pendergast

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2024

F-1

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair value measurements of Residential Loans held by the Company and residential loans held by securitization trusts
As described further in Notes 2 and 3 to the financial statements, the Company's residential loans, at fair value includes residential loans held by the Company and residential loans held by securitization trusts (“Residential Loans”). These consist of performing, re-performing and non-performing residential loans and business purpose loans, which are recorded at fair value, using a fair value option election on a recurring basis. The Company determines the fair value measurement after considering valuations obtained from a third party that specializes in providing valuations of residential loans. We identified the fair value measurement of Residential Loans as a critical audit matter.

The principal considerations for our determination that the fair value measurement of Residential Loans was a critical audit matter are that the assets are priced using unobservable inputs. As such, the fair value measurement requires management to make judgments in order to identify and select the appropriate model and significant assumptions, which may include forecast prepayment rates, default rates, discount rates and rates for loss upon default and collateral values, among others. In addition, the fair value measurements of Residential Loans are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor subjectivity.

Our audit procedures related to the fair value measurement of Residential Loans included the following, among others. We tested the design and operating effectiveness of relevant controls performed by management relating to the fair value measurement of Residential Loans. We involved valuation specialists to test the reasonableness of property values used by management under the liquidation model for certain loans and we also involved valuation specialists to independently determine the fair value measurement of the Residential Loans and compared them to management’s fair value measurement for reasonableness.

Fair value measurements of certain interest only and first loss subordinated securities issued by Freddie Mac-sponsored residential loan securitization entities (“Consolidated SLST”) holding residential loans
As described further in Notes 2 and 3 to the financial statements, the Company owns investment securities, including interest only and first loss subordinated securities which are recorded at fair value on a recurring basis. Some of these investment securities result in the consolidation of the underlying securitization entities as required by Accounting Standards Codification 810, Consolidation. The Company has elected to account for the consolidated securitization entities as Collateralized Finance Entities (“CFEs”) and has elected to measure the financial assets of its CFEs using the fair value of the financial liabilities issued by those entities, which management has determined to be more observable. The interest only and first loss subordinated securities issued by Consolidated SLST are priced individually by the Company utilizing market comparable pricing and discounted cash flow analysis valuation techniques. We identified the fair value measurement of these interest only and first loss subordinated securities in Consolidated SLST (“SLST Investments”) as a critical audit matter.

The principal considerations for our determination that the fair value measurement of the SLST Investments is a critical audit matter are that there is limited observable market data available for these SLST Investments. As such, the fair value measurement requires management to make judgments in order to identify and select the significant assumptions, which may include the discount rate, prepayment rate, collateral default rate and loss severity. In addition, the fair value measurements of the SLST Investments are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor subjectivity.

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

Philadelphia, Pennsylvania
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 21, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 21, 2025

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Residential loans, at fair value	$3,841,738	$3,084,303
Investment securities available for sale, at fair value	3,828,544	2,013,817
Multi-family loans, at fair value	86,192	95,792
Equity investments, at fair value	113,492	147,116
Cash and cash equivalents	167,422	187,107
Real estate, net	623,407	1,131,819
Assets of disposal group held for sale	118,613	426,017
Other assets	437,874	315,357
Total Assets (1)	$9,217,282	$7,401,328
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$4,012,225	$2,471,113
Collateralized debt obligations ($2,135,680 at fair value and $842,764 at amortized cost, net as of December 31, 2024 and $593,737 at fair value and $1,276,780 at amortized cost, net as of December 31, 2023)	2,978,444	1,870,517
Senior unsecured notes ($60,310 at fair value and $98,886 at amortized cost, net as of December 31, 2024 and $98,111 at amortized cost, net as of December 31, 2023)	159,196	98,111
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	366,606	784,421
Liabilities of disposal group held for sale	97,065	386,024
Other liabilities	147,612	118,016
Total liabilities (1)	7,806,148	5,773,202

Commitments and Contingencies (See Note 16)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	12,359	28,061

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,164,414 shares issued and outstanding ($554,110 aggregate liquidation preference)	535,445	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,574,996 and 90,675,403 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	906	907
Additional paid-in capital	2,289,044	2,297,081
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,430,675)	(1,253,817)
Company's stockholders' equity	1,394,720	1,579,612
Non-controlling interests	4,055	20,453
Total equity	1,398,775	1,600,065
Total Liabilities and Equity	$9,217,282	$7,401,328
(1)Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) as the Company is the primary beneficiary of these VIEs. As of December 31, 2024 and December 31, 2023, assets of consolidated VIEs totaled $3,988,584 and $3,816,777, respectively, and the liabilities of consolidated VIEs totaled $3,477,211 and $3,076,818, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
NET INTEREST INCOME:
Interest income	$401,280	$258,660	$258,388
Interest expense	317,425	192,134	129,419
Total net interest income	83,855	66,526	128,969

NET LOSS FROM REAL ESTATE:
Rental income	112,488	141,057	126,293
Other real estate income	20,151	30,717	15,363
Total income from real estate	132,639	171,774	141,656
Interest expense, mortgages payable on real estate	60,232	90,221	56,011
Depreciation and amortization	39,822	24,620	126,824
Other real estate expenses	75,426	88,235	72,400
Total expenses related to real estate	175,480	203,076	255,235
Total net loss from real estate	(42,841)	(31,302)	(113,579)

OTHER LOSS:
Realized (losses) gains, net	(29,351)	(27,059)	26,625
Unrealized (losses) gains, net	(90,530)	97,196	(347,363)
Gains (losses) on derivative instruments, net	95,996	(26,378)	27,206
Income from equity investments	16,011	17,785	15,074
Impairment of real estate	(48,875)	(89,548)	(2,449)
Loss on reclassification of disposal group	(14,636)	(16,163)	—
Other income	29,149	4,736	18,738
Total other loss	(42,236)	(39,431)	(262,169)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	48,672	49,565	52,440
Portfolio operating expenses	30,688	23,952	40,888
Debt issuance costs	12,335	—	—
Total general, administrative and operating expenses	91,695	73,517	93,328

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(92,917)	(77,724)	(340,107)
Income tax expense	1,036	75	542

NET LOSS	(93,953)	(77,799)	(340,649)
Net loss attributable to non-controlling interests	31,924	29,134	42,044
NET LOSS ATTRIBUTABLE TO COMPANY	(62,029)	(48,665)	(298,605)
Preferred stock dividends	(41,756)	(41,837)	(41,972)
Gain on repurchase of preferred stock	—	467	—
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(103,785)	$(90,035)	$(340,577)

Basic loss per common share	$(1.14)	$(0.99)	$(3.61)
Diluted loss per common share	$(1.14)	$(0.99)	$(3.61)
Weighted average shares outstanding-basic	90,815	91,042	94,322
Weighted average shares outstanding-diluted	90,815	91,042	94,322

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
NET LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(103,785)	$(90,035)	$(340,577)
OTHER COMPREHENSIVE INCOME (LOSS)
Increase (decrease) in fair value of available for sale securities	—	144	(3,748)
Reclassification adjustment for net loss included in net loss	4	1,822	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4	1,966	(3,748)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(103,781)	$(88,069)	$(344,325)

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company Stockholders' Equity	Non-Controlling Interest in Consolidated VIE	Total
Balance, December 31, 2021	$949	$538,221	$2,359,421	$(559,338)	$1,778	$2,341,031	$24,359	$2,365,390
Net loss ($(38,190) allocated to redeemable non-controlling interest)	—	—	—	(298,605)	—	(298,605)	(3,854)	(302,459)
Preferred stock issuance, net	—	130	—	—	—	130	—	130
Common stock repurchases	(42)	—	(44,357)	—	—	(44,399)	—	(44,399)
Stock based compensation expense, net	5	—	11,890	—	—	11,895	—	11,895
Dividends declared on common stock	—	—	—	(150,232)	—	(150,232)	—	(150,232)
Dividends declared on preferred stock	—	—	—	(41,972)	—	(41,972)	—	(41,972)
Dividends attributable to dividend equivalents	—	—	—	(2,621)	—	(2,621)	—	(2,621)
Decrease in fair value of available for sale securities	—	—	—	—	(3,748)	(3,748)	—	(3,748)
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	16,293	16,293
Contributions from non-controlling interests	—	—	(26)	—	—	(26)	505	479
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(4,211)	(4,211)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(44,237)	—	—	(44,237)	—	(44,237)
Balance, December 31, 2022	$912	$538,351	$2,282,691	$(1,052,768)	$(1,970)	$1,767,216	$33,092	$1,800,308
Net loss ($(17,067) allocated to redeemable non-controlling interest)	—	—	—	(48,665)	—	(48,665)	(12,067)	(60,732)
Common stock repurchases	(9)	—	(8,606)	—	—	(8,615)	—	(8,615)
Preferred stock repurchases	—	(2,906)	—	467	—	(2,439)	—	(2,439)
Stock based compensation expense, net	4	—	8,821	—	—	8,825	—	8,825
Dividends declared on common stock	—	—	—	(109,279)	—	(109,279)	—	(109,279)
Dividends declared on preferred stock	—	—	—	(41,837)	—	(41,837)	—	(41,837)
Dividends attributable to dividend equivalents	—	—	—	(1,735)	—	(1,735)	—	(1,735)
Reclassification adjustment for net loss included in net loss	—	—	—	—	1,822	1,822	—	1,822

Increase in fair value of available for sale securities	—	—	—	—	144	144	—	144
Increase in non-controlling interest related to initial consolidation of VIEs	—	—	—	—	—	—	3,790	3,790
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	997	997
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(5,359)	(5,359)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	14,175	—	—	14,175	—	14,175
Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(16,926) allocated to redeemable non-controlling interest)	—	—	—	(62,029)	—	(62,029)	(14,998)	(77,027)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	5	—	6,063	—	—	6,068	—	6,068
Dividends declared on common stock	—	—	—	(72,596)	—	(72,596)	—	(72,596)
Dividends declared on preferred stock	—	—	—	(41,756)	—	(41,756)	—	(41,756)
Dividends attributable to dividend equivalents	—	—	—	(477)	—	(477)	—	(477)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4
Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,730	1,730
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	516	516
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(3,646)	(3,646)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(10,613)	—	—	(10,613)	—	(10,613)
Balance, December 31, 2024	$906	$535,445	$2,289,044	$(1,430,675)	$—	$1,394,720	$4,055	$1,398,775

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(93,953)	$(77,799)	$(340,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization	20,219	27,500	26,137
Depreciation and amortization expense related to operating real estate	39,822	24,620	126,824
Realized losses (gains), net	29,351	27,059	(26,625)
Unrealized losses (gains), net	90,530	(97,196)	347,363
(Gains) losses on derivative investments, net	(95,996)	26,378	(27,206)
Gain on sale of real estate	(27,835)	(4,763)	(17,132)
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	(6,115)	—	—
Impairment of real estate	48,875	89,548	2,449
Loss on reclassification of disposal group	14,636	16,163	—
Loss (gain) on extinguishment of collateralized debt obligations and mortgages payable on real estate	2,864	796	(2,214)
Income from preferred equity, mezzanine loan and equity investments	(26,796)	(28,774)	(30,162)
Distributions of income from preferred equity, mezzanine loan and equity investments	24,222	26,076	49,832
Stock based compensation expense, net	6,068	8,825	11,895
Cash reclassified from (to) assets of disposal group held for sale	3,215	8,267	(13,944)
Changes in operating assets and liabilities	(15,036)	(16,747)	(14,785)
Net cash provided by operating activities	14,071	29,953	91,783

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	5,284	64,690	85,437
Principal paydowns received on investment securities	296,611	56,459	24,680
Purchases of investment securities	(2,210,935)	(2,014,385)	(24,879)
Principal repayments received on residential loans	1,147,168	1,062,247	1,361,040
Proceeds from sales of residential loans	162,883	25,144	—
Purchases of residential loans	(1,883,708)	(612,784)	(1,738,474)
Principal repayments received on preferred equity and mezzanine loan investments	5,100	8,460	29,050
Return of capital from equity investments	25,061	74,275	60,055
Funding of preferred equity, mezzanine loan and equity investments	(1,498)	(52,400)	(28,086)
Funding of joint venture equity investments in Consolidated VIEs	—	—	(177,570)
Cash received from initial consolidation of VIEs	—	102	6,897
Proceeds from sales of joint venture equity investments in Consolidated VIEs	2,050	—	—
Decrease in cash from de-consolidation of Consolidated VIEs	(3,956)	—	—
Net variation margin received (paid) for derivative instruments	70,656	(27,447)	—
Net payments received from derivative instruments	29,691	24,215	1,881
Net proceeds from sale of real estate	157,203	221,968	100,666
Purchases of and capital expenditures on real estate	(24,647)	(50,412)	(209,372)
Purchases of investments held in Consolidated SLST	(9,857)	—	—
Purchases of mortgage servicing rights	(9,470)	—	—
Purchases of other assets	(2,071)	(63)	(100)
Net cash used in investing activities	(2,244,435)	(1,219,931)	(508,775)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	1,535,749	1,730,366	179,033
Proceeds from issuance of senior unsecured notes	60,000	—	—
Proceeds from issuance of collateralized debt obligations	1,350,153	—	969,986
Repurchases of common stock	(3,493)	(8,615)	(44,399)
Repurchases of preferred stock	—	(2,439)	—
Dividends paid on common stock and dividend equivalents	(74,945)	(128,801)	(151,753)
Dividends paid on preferred stock	(41,756)	(41,894)	(41,404)

Repayment of convertible notes	—	—	(138,000)
Net distributions to non-controlling interests in Consolidated VIEs	(11,893)	(8,377)	(10,815)
Redemptions of redeemable non-controlling interest in Consolidated VIE	(626)	(485)	(2,015)
Payments made on and extinguishment of collateralized debt obligations	(469,017)	(204,649)	(188,914)
Payments made on Consolidated SLST CDOs	(61,130)	(46,476)	(114,847)
Net (payments made on) proceeds received from mortgages payable on real estate	(54,296)	(148,948)	3,197
Net cash provided by financing activities	2,228,746	1,139,682	460,069
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,618)	(50,296)	43,077
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	330,642	380,938	337,861
Cash, Cash Equivalents and Restricted Cash - End of Period	$329,024	$330,642	$380,938

Supplemental Disclosure:
Cash paid for interest	$344,725	$249,854	$161,251
Cash (refunds received) paid for income taxes	$(32)	$225	$2,674

Non-Cash Investment Activities:
De-consolidation of real estate held in Consolidated VIEs	$622,708	$—	$—
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$629,763	$—	$—
Consolidation of residential loans held in Consolidated SLST	$285,057	$—	$—
Consolidation of Consolidated SLST CDOs	$275,200	$—	$—
Consolidation of real estate held in Consolidated VIEs	$—	$54,439	$664,437
Consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$45,142	$524,217
Transfer from residential loans to real estate owned	$85,342	$42,485	$18,858
Transfer from residential loans to real estate, net	$2,640	$—	$—
Distribution of mortgage servicing rights from equity investment	$10,917	$—	$—

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$19,844	$21,716	$39,503
Dividends declared on preferred stock to be paid in subsequent period	$10,435	$10,435	$10,493
Mortgages and notes payable assumed by purchaser of real estate held for sale in Consolidated VIEs	$24,073	$—	$—

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$167,422	$187,107	$244,718
Restricted cash included in other assets	161,602	143,535	136,220
Total cash, cash equivalents, and restricted cash	$329,024	$330,642	$380,938

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
“Consolidated SLST” refers to Freddie Mac-sponsored residential loan securitizations, comprised of seasoned re-performing and non-performing residential loans, of which we own the first loss subordinated securities and certain IOs, that we consolidate in our financial statements in accordance with GAAP;
“Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE and that we consolidate in our financial statements in accordance with GAAP;
“MSRs” refers to mortgage servicing rights that represent the contractual right to service residential loans;
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

Residential loans include seasoned re-performing and non-performing residential loans held in Consolidated SLST. Based on a number of factors, management determined that the Company was the primary beneficiary of Consolidated SLST and met the criteria for consolidation and, accordingly, has consolidated the securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within Consolidated SLST, which requires that changes in valuations be reflected on the accompanying consolidated statements of operations. In accordance with ASC 810, the Company measures both the financial assets and financial liabilities of a qualifying consolidated collateralized financing entity (“CFE”) using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the related securitization trusts are considered qualifying CFEs, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of its respective residential CDOs and the Company's investment in the respective securitizations (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

Real estate owned property acquired through, or in lieu of, foreclosure of residential loans is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated cost to sell). Changes in the fair value of a real estate owned property that has a fair value at or below its carrying amount are recorded in other loss on the accompanying consolidated statements of operations. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value.

Investment Securities Available for Sale – The Company has elected the fair value option for all investment securities available for sale. The fair value option was elected for investment securities to provide stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance. Changes in fair value of investment securities subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations.

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

Beginning in the fourth quarter of 2019, the Company made a fair value election at the time of acquisition of newly purchased investment securities pursuant to ASC 825. As of December 31, 2023, investment securities where the fair value option had not been elected and which were reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”) included non-Agency RMBS (collectively, "CECL Securities"). If the fair value of CECL Securities was less than amortized cost as of a balance sheet date, the Company evaluated the CECL Securities for impairment as a result of credit losses. During the year ended December 31, 2023, the Company determined that no allowance for credit losses was necessary. There were no CECL Securities as of December 31, 2024.

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

The Company has evaluated its preferred equity and mezzanine loan investments for accounting treatment as loans versus equity investments utilizing the guidance provided by the Acquisition, Development and Construction Arrangements Subsection of ASC 310, Receivables. Preferred equity and mezzanine loan investments, for which the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, are stated at fair value. The Company elected the fair value option for its preferred equity and mezzanine loan investments because the Company determined that such presentation represents the underlying economics of the respective investment. Changes in fair value are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Fees or expenses related to the multi-family loans are recorded in total other income (loss) on the accompanying consolidated statements of operations.

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

When real estate assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. When consolidated joint venture investments are identified as held for sale, the Company transfers the related assets and liabilities to assets and liabilities of disposal group held for sale. Real estate held for sale (including real estate in disposal group held for sale) is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the real estate held for sale is less than the net carrying amount of the assets, an impairment of real estate charge is recorded in the consolidated statements of operations with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

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

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell any real estate or joint venture equity investments previously classified as held for sale, the assets and liabilities are reclassified to held and used. Real estate assets that are reclassified are measured at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell the real estate or joint venture equity investment and adjustments, if any, are reported in loss on reclassification of disposal group in the accompanying consolidated statements of operations.

Real Estate Sales – The Company accounts for its real estate sales in accordance with ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets ("ASC 610-20"), which applies to sales or transfers to noncustomers of nonfinancial or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company's sales of real estate would be considered a sale of a nonfinancial asset as defined in ASC 610-20. Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity to which the real estate is transferred and the arrangement meets the criteria to be accounted for as a contract in accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company derecognizes the asset and recognizes a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Gain or loss on sale of real estate is included in other income (loss) in the accompanying consolidated statements of operations with an allocation to non-controlling interest in the respective Consolidated VIEs, if any.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology and acquired in-place leases with useful lives ranging from 5 months to 10 years are included in other assets on the accompanying consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life. See Real Estate, Net for further discussion of acquired in-place lease intangible assets.

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

The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company may enter into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate, based on SOFR, on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. The variable rate the Company pays or receives under its swap agreements has the effect of offsetting the repricing characteristics and cash flows of the Company's financing arrangements. Interest rate swaps change in value with movements in interest rates.

The Company has U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price. The Company may also purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures are cleared through two central clearing houses, CME Group Inc. ("CME Clearing"), which is the parent company of the Chicago Mercantile Exchange Inc., or the Intercontinental Exchange ("ICE"). CME Clearing and ICE serve as the counterparty to every cleared transaction, becoming the buyer to each seller and the seller to each buyer, limiting the credit risk by guaranteeing the financial performance of both parties and netting down exposures. CME Clearing and ICE require that the Company post an initial margin amount determined by the respective central clearing house, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument's maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by CME Clearing and ICE. The exchange of variation margin is treated as a legal settlement of the exposure under these contracts, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The receipt or payment of initial margin is accounted for separate from the derivative asset or liability, classified within restricted cash and included in other assets on the accompanying consolidated balance sheets. Any additional amounts due from or due to counterparties in connection with the Company's derivatives, are included in other assets or other liabilities, respectively, on the accompanying consolidated balance sheets.
The Company and Consolidated Real Estate VIEs may be required by lenders on certain repurchase agreement financing and variable-rate mortgages payable on real estate to enter into interest rate cap contracts that limit the indexed portion of the interest rate on the respective related financing to a strike rate based upon various SOFR tenors.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the Company's consolidated statements of cash flows. Realized gains or losses, if any, and unrealized gains or losses, if any, on the Company's derivative instruments are included in the gains (losses) on derivative instruments, net line item within the operating activities section of the accompanying consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net payments received from (made on) derivative instruments and net variation margin received (paid) for derivative instruments line items within the investing activities section of the accompanying consolidated statements of cash flows.

Mortgage Servicing Rights – The Company records MSRs at fair value upon initial recognition. The Company does not originate or directly service residential loans. Rather, servicing activities are carried out by duly licensed third-party subservicers who perform substantially all servicing functions for the loans underlying MSRs.

The Company has elected the fair value option for all of its MSRs because the Company determined that such presentation provides users of its consolidated financial statements with relevant information regarding the effects of prepayment risk and other market factors on MSRs. Changes in the fair value of MSRs are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Servicing fee income is earned based upon a contractual percentage of the outstanding principal balance of the underlying residential loan and is recognized as revenue as the related loan payments are collected. Servicing fee income and other servicing-related income are included in other income (loss) on the accompanying consolidated statements of operations. Corresponding costs to service (including subservicing fees) are charged to expense as incurred and included in portfolio operating expenses on the accompanying consolidated statements of operations.

Repurchase Agreements, Residential Loans, Real Estate Owned and Single-family Rental Properties – As of December 31, 2024 and 2023, the Company financed a portion of its residential loans, real estate owned and single-family rental properties through repurchase agreements (see Note 13). Amounts outstanding under the repurchase agreements generally bear interest rates of a specified margin over various tenors of SOFR or an interest rate floor, as applicable per the terms of the agreements. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Costs related to the establishment of the repurchase agreements which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the accompanying consolidated balance sheets and the deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method if the result is not materially different, over the term of the respective agreement.

Repurchase Agreements, Investment Securities – The Company finances, or has financed, certain of its investment securities available for sale, certain securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over SOFR.

Collateralized Debt Obligations – The Company records collateralized debt obligations used to permanently finance the residential loans held in Consolidated SLST, a portion of the Company's net investment in Consolidated SLST and the Company's residential loans held in securitization trusts as debt on the accompanying consolidated balance sheets. For financial reporting purposes, the loans and investment securities held as collateral for these obligations are recorded as assets of the Company. The Company has elected the fair value option pursuant to ASC 825 with respect to the CDOs issued by Consolidated SLST and CDOs issued by the Company after January 1, 2024. The Company elected the fair value option for CDOs issued by the Company after January 1, 2024 because the Company determined that such presentation represents the underlying economics of the respective financing. Changes in fair value of CDOs subject to the fair value election are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations. Interest expense on such CDOs is recorded based on the current stated interest rate and outstanding principal balance in effect and is included in interest expense on the accompanying consolidated statements of operations. In accordance with ASC 825, costs associated with the issuance of CDOs subject to the fair value election are recognized in earnings as they are incurred and are included in debt issuance costs on the accompanying consolidated statements of operations.

Senior Unsecured Notes – On April 27, 2021, the Company issued its 5.75% Senior Notes due 2026 (the "2026 Senior Notes") to originate new investments, repay outstanding indebtedness and for general corporate purposes. The Company evaluated the call option feature of these notes for embedded derivatives in accordance with ASC 815 and determined that the call option feature should not be bifurcated from the notes.

On June 28, 2024, the Company issued its 9.125% Senior Notes due 2029 (the "2029 Senior Notes") for general corporate purposes, which included acquiring single-family residential assets. The Company evaluated the call option feature of these notes for embedded derivatives in accordance with ASC 815 and determined that the call option feature should not be bifurcated from the notes. The Company has elected the fair value option pursuant to ASC 825 with respect to the 2029 Senior Notes because the Company determined that such presentation represents the underlying economics of the respective financing. Changes in fair value of the 2029 Senior Notes are recorded in current period earnings in unrealized gains (losses), net on the accompanying consolidated statements of operations (or other comprehensive income (loss), to the extent the change results from a change in instrument-specific credit risk). Interest expense on such 2029 Senior Notes is recorded based on the current stated interest rate and outstanding principal balance in effect and is included in interest expense on the accompanying consolidated statements of operations. In accordance with ASC 825, costs associated with the issuance of the 2029 Senior Notes are recognized in earnings as they are incurred and are included in debt issuance costs on the accompanying consolidated statements of operations.

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

Redeemable Non-Controlling Interest in Consolidated VIEs – The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are currently redeemable for cash at the option of the holders or are probable of becoming redeemable as redeemable non-controlling interest in mezzanine equity on the accompanying consolidated balance sheets. The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company for cash, at their election, subject to annual minimum and maximum amount limitations. As a result, the Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs. The redeemable non-controlling interest in Consolidated VIEs is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and equity contributions and distributions, or the redemption value, which is equivalent to fair value, of such ownership interests. Adjustments to redemption value, if any, are recorded to the Company's additional paid-in capital and redeemable non-controlling interest in Consolidated VIEs.

Other Comprehensive Income (Loss) – The Company’s comprehensive income (loss) attributable to the Company’s common stockholders includes net income (loss), the change in fair value of its available for sale securities purchased prior to October 2019, adjusted by realized net gains (losses) reclassified out of accumulated other comprehensive income (loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and charges related to redemptions of the Company's preferred stock, increased for gains on repurchases of preferred stock and increased (decreased) for net loss (income) attributable to non-controlling interest in Consolidated VIEs. See Investment Securities Available for Sale for discussion of the reporting of the change in fair value of available for sale securities purchased after September 2019.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2024, 2023 and 2022.

Stock Based Compensation – The Company has awarded restricted stock and other equity-based awards to eligible employees, officers and directors of the Company and individuals who provide services to the Company and as part of their compensation. Compensation expense for equity-based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

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

The Company has granted Deferred Stock Units (“DSUs”) to non-employee directors. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan and are subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Upon vesting, each DSU represents the right to receive one share of the Company’s common stock. The DSUs include DERs which entitle the holders of vested DSUs to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company's common stock underlying the vested DSU to which such DER relates.

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

Adoption of Segment Reporting (Topic 280)

On January 1, 2024, the Company adopted the annual disclosure requirements of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). These amendments required initial and incremental segment disclosures for companies with a single reportable segment on an annual and interim basis. ASU 2023-07 is also effective for interim periods within fiscal years beginning after December 15, 2024. See Note 24 for the Company's Segment Reporting disclosure.

Summary of Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-04, Debt — Debt Conversion and Other Topics ("ASU 2024-04"). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company redeemed its Convertible Notes on January 15, 2022.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires a public business entity to disclose specific information about certain costs and expenses in the notes to financial statements. The effective date for ASU 2024-03, as amended by ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Clarifying the Effective Date, is for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company expects that the adoption of ASU 2024-03 will result in additional disclosures in its notes to consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects that the adoption of ASU 2023-09 will result in additional income tax disclosures in its notes to consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications to debt agreements, leases, derivatives and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which allows ASU 2020-04 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. In light of the cessation of the publication of LIBOR after June 30, 2023, the Company’s significant contracts that were indexed to LIBOR have been amended to transition to an alternative benchmark and any other unmodified agreements that incorporate LIBOR as the referenced rate have provisions in place that provide for identification of an alternative benchmark or specify an alternative benchmark, or by operation of law specify an alternative benchmark, to LIBOR upon its phase-out.

3. Residential Loans, at Fair Value

The Company’s acquired residential loans, including performing, re-performing and non-performing residential loans, and business purpose loans, are presented at fair value on its consolidated balance sheets as a result of a fair value election. Subsequent changes in fair value are reported in current period earnings and presented in unrealized (losses) gains, net on the Company’s consolidated statements of operations.
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024				December 31, 2023
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$652,642	$1,111,633	$2,365,060	$4,129,335	$891,283	$892,546	$1,609,006	$3,392,835
Discount	(1,750)	(24,303)	(48,702)	(74,755)	(22,667)	(7,418)	(55,709)	(85,794)
Unrealized losses	(18,626)	(121,658)	(72,558)	(212,842)	(41,081)	(130,268)	(51,389)	(222,738)
Carrying value	$632,266	$965,672	$2,243,800	$3,841,738	$827,535	$754,860	$1,501,908	$3,084,303

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of December 31, 2024 and 2023 (see Note 13).
(2)The Company invests in first loss subordinated securities and certain IOs issued by Freddie Mac-sponsored residential loan securitizations. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitizations and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 14).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's consolidated balance sheets (see Note 14).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024			2023			2022
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$16,968	$8,611	$(15,683)	$6,786	$(8,086)	$63,005	$(115,269)	$(124,834)	$(174,401)

(1)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable (see Note 17). See Note 7 for unrealized gains (losses), net recognized by the Company on its investment in Consolidated SLST, which include unrealized gains (losses) on the residential loans held in Consolidated SLST presented in the table above and unrealized gains (losses) on the CDOs issued by Consolidated SLST.

The Company recognized $2.2 million, $4.6 million and $10.0 million of net realized gains on the payoff of residential loans, at fair value during the years ended December 31, 2024, 2023 and 2022, respectively. The Company also recognized $1.0 million and $0.8 million of net realized losses on the sale of residential loans, at fair value during the years ended December 31, 2024 and 2023, respectively. The Company did not sell any residential loans during the year ended December 31, 2022.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of December 31, 2024 and 2023, respectively, are as follows:

	December 31, 2024			December 31, 2023
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	23.0%	11.7%	20.2%	22.4%	10.7%	18.4%
Florida	10.4%	9.1%	12.2%	15.5%	10.3%	11.0%
New Jersey	8.0%	6.8%	5.2%	4.9%	7.6%	6.0%
New York	6.6%	10.8%	6.6%	7.0%	10.0%	8.5%
Texas	6.2%	4.4%	7.9%	8.1%	3.9%	7.1%
Pennsylvania	5.1%	3.9%	3.8%	2.2%	4.1%	4.1%
Illinois	2.2%	6.3%	3.1%	3.0%	7.2%	3.5%

The following table presents the fair value and aggregate unpaid principal balance of the Company’s residential loans and residential loans held in securitization trusts in non-accrual status as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
December 31, 2024	$159,558	$183,067	$8,098	$8,749
December 31, 2023	199,485	220,577	9,362	9,948

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $136.9 million and an aggregate unpaid principal balance of $156.8 million as of December 31, 2024.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $117.1 million and $84.6 million were 90 days or more delinquent as of December 31, 2024 and 2023, respectively. In addition, formal foreclosure proceedings were in process with respect to $39.6 million of residential loans held in Consolidated SLST as of December 31, 2024.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for certain of its investment securities available for sale using the fair value election pursuant to ASC 825, where changes in fair value are recorded in unrealized (losses) gains, net on the Company's consolidated statements of operations. The Company also had investment securities available for sale where the fair value option had not been elected, which we refer to as CECL Securities. CECL Securities are reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss) on the Company's consolidated statements of comprehensive loss. The Company's investment securities available for sale consisted of the following as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024				December 31, 2023
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Fair Value Option
Agency RMBS
Fixed rate
Fannie Mae	$1,483,619	$7,819	$(7,991)	$1,483,447	$1,084,702	$15,902	$(723)	$1,099,881
Freddie Mac	1,465,419	3,914	(13,720)	1,455,613	676,436	5,679	(1,106)	681,009
Total Fixed rate	2,949,038	11,733	(21,711)	2,939,060	1,761,138	21,581	(1,829)	1,780,890
Adjustable rate
Fannie Mae	97,267	265	(631)	96,901	110,036	1,299	—	111,335
Freddie Mac	32,852	20	(191)	32,681	37,424	442	—	37,866
Total Adjustable rate	130,119	285	(822)	129,582	147,460	1,741	—	149,201
Interest-only
Ginnie Mae	78,627	843	(16,092)	63,378	52,623	6,813	(203)	59,233
Freddie Mac	5,251	—	(459)	4,792	—	—	—	—
Total Interest-only	83,878	843	(16,551)	68,170	52,623	6,813	(203)	59,233
Total Agency RMBS	3,163,035	12,861	(39,084)	3,136,812	1,961,221	30,135	(2,032)	1,989,324
Non-Agency RMBS	66,203	6,098	(2,614)	69,687	22,097	6,646	(4,281)	24,462
U.S. Treasury securities	657,659	—	(35,614)	622,045	—	—	—	—
Total investment securities available for sale - fair value option	3,886,897	18,959	(77,312)	3,828,544	1,983,318	36,781	(6,313)	2,013,786

CECL Securities
Non-Agency RMBS	—	—	—	—	35	—	(4)	31
Total investment securities available for sale - CECL Securities	—	—	—	—	35	—	(4)	31
Total	$3,886,897	$18,959	$(77,312)	$3,828,544	$1,983,353	$36,781	$(6,317)	$2,013,817

Accrued interest receivable for investment securities available for sale in the amount of $22.4 million and $9.8 million as of December 31, 2024 and 2023, respectively, is included in other assets on the Company's consolidated balance sheets.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $88.8 million in net unrealized losses, $36.3 million in net unrealized gains and $22.6 million in net unrealized losses on investment securities available for sale accounted for under the fair value option, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 13, respectively.

Realized Gain and Loss Activity

The following tables summarize our investment securities sold during the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	Year Ended December 31, 2024
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$5,284	$21	$—	$21
Total	$5,284	$21	$—	$21

	Year Ended December 31, 2023
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
ABS	$595	$—	$(41)	$(41)
CMBS	30,419	—	(1,387)	(1,387)
Non-Agency RMBS	33,676	1,472	(12,644)	(11,172)
Total	$64,690	$1,472	$(14,072)	$(12,600)

	Year Ended December 31, 2022
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
Non-Agency RMBS	$24,374	$374	$—	$374
ABS	36,215	18,001	—	18,001
U.S. Treasury Securities	24,848	—	(31)	(31)
Total	$85,437	$18,375	$(31)	$18,344

The Company recognized write-downs of fair value option non-Agency RMBS for a loss of $1.2 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. The Company did not recognize any write-downs for the year ended December 31, 2022.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of December 31, 2024 and 2023, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 7.4 years and 6.9 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

Weighted Average Life	December 31, 2024	December 31, 2023
0 to 5 years	$604,459	$283,554
Over 5 to 10 years	2,923,871	1,727,269
10+ years	300,214	2,994
Total	$3,828,544	$2,013,817

Unrealized Losses in Other Comprehensive Income (Loss)

The Company had no CECL Securities as of December 31, 2024. The Company evaluated its CECL Securities that were in an unrealized loss position as of December 31, 2023 and determined that no allowance for credit losses was necessary. The Company did not recognize credit losses for its CECL Securities through earnings for the years ended December 31, 2024, 2023 and 2022.

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

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized (losses) gains, net on the Company's consolidated statements of operations. Multi-family loans consist of the following as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Investment amount	$90,485	$95,434
Unrealized (losses) gains	(4,293)	358
Total, at Fair Value	$86,192	$95,792
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $4.7 million in net unrealized losses, $1.1 million in net unrealized gains and $2.7 million in net unrealized losses on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
Days Late	Fair Value (1)	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
90 +	$—	$3,363	$4,753	$3,363

(1)As of December 31, 2024, the Company has reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of December 31, 2024 and 2023, respectively, are as follows:

	December 31, 2024	December 31, 2023
Texas	36.1%	32.6%
Tennessee	14.4%	15.2%
Florida	11.6%	10.5%
Arkansas	10.3%	9.5%
Louisiana	8.8%	7.5%
North Carolina	6.2%	5.8%
Indiana	5.6%	5.3%

6. Equity Investments, at Fair Value

The Company's equity investments consist of, or have consisted of, preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), equity ownership interests in entities that invest in single-family properties or originate residential loans (or single-family equity ownership interests) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its consolidated balance sheets as a result of a fair value election.

The following table presents the Company's equity investments as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
EHOF-NYMT Sunset Apartments Preferred, LLC	57%	$21,411	57%	$19,703
Lucie at Tradition Holdings, LLC	70%	21,821	70%	19,442
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,322	58%	9,882
Tides on 27th Investors, LLC	54%	10,245	54%	17,937
Rapid City RMI JV LLC	50%	10,637	50%	9,804
Syracuse Apartments and Townhomes, LLC	—	—	58%	21,642
Palms at Cape Coral, LLC	—	—	34%	5,832
Total - Multi-Family Preferred Equity Ownership Interests		73,436		104,242

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	141	70%	1,897
GWR Gateway Partners, LLC	70%	1,197	70%	3,823
Total - Joint Venture Equity Investments in Multi-Family Properties		1,338		5,720

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	38,718	50%	37,154
Total - Single-Family Equity Ownership Interests		38,718		37,154
Total		$113,492		$147,116

(1)The Company purchased $307.8 million, $80.8 million and $260.6 million of residential loans from this entity during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents income from multi-family preferred equity ownership interests for the years ended December 31, 2024, 2023, and 2022, respectively (dollar amounts in thousands). Income (loss) from these investments is presented in income from equity investments in the Company's accompanying consolidated statements of operations. Income (loss) from these investments during the years ended December 31, 2024, 2023 and 2022 includes $4.9 million of net unrealized losses, $1.2 million of net unrealized gains and $3.6 million of net unrealized losses, respectively.

	For the Years Ended December 31,
Investment Name	2024	2023	2022
EHOF-NYMT Sunset Apartments Preferred, LLC	$2,722	$2,579	$1,939
Lucie at Tradition Holdings, LLC	3,355	2,841	2,008
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	1,070	1,234	540
Tides on 27th Investors, LLC	(3,320)	2,513	—
Rapid City RMI JV LLC	1,594	541	—
Syracuse Apartments and Townhomes, LLC	2,422	2,691	1,816
Palms at Cape Coral, LLC	69	751	554
FF/RMI 20 Midtown, LLC	—	3,948	2,904
America Walks at Port St. Lucie, LLC	—	2,244	3,140
1122 Chicago DE, LLC	—	419	959
Bighaus, LLC	—	701	1,852
Somerset Deerfield Investor, LLC	—	—	1,944
RS SWD Owner, LLC, RS SWD Mitchell Owner, LLC, RS SWD IF Owner, LLC, RS SWD Mullis Owner, LLC, RS SWD JH Mullis Owner, LLC and RS SWD Saltzman Owner, LLC (collectively)	—	—	529
Walnut Creek Properties Holdings, L.L.C.	—	—	(153)
DCP Gold Creek, LLC	—	—	254
Rigsbee Ave Holdings, LLC	—	—	(174)
Lurin-RMI, LLC	—	—	558
Total Income - Multi-Family Preferred Equity Ownership Interests	$7,912	$20,462	$18,670

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $0.2 million and $2.9 million in premiums resulting from early redemption of multi-family preferred equity ownership interests included in equity investments, respectively, which are included in other income on the accompanying consolidated statements of operations.

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income from equity investments in the Company's accompanying consolidated statements of operations. The following table presents income (loss) from these investments for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
Investment Name	2024	2023	2022
Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	$12,481	$614	$(1,750)
Morrocroft Neighborhood Stabilization Fund II, LP (2)	—	—	(416)
Total Income (Loss) - Single Family Equity Ownership Interests	$12,481	$614	$(2,166)

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$(1,756)	$(823)	$(1,050)
GWR Gateway Partners, LLC	(2,626)	(2,468)	(380)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(4,382)	$(3,291)	$(1,430)

(1)Includes net unrealized gains of $3.1 million and net unrealized losses of $5.2 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)The Company's equity investment was redeemed during the year ended December 31, 2022.
(3)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during the year ended December 31, 2022. During the year ended December 31, 2023, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and returned its equity investments in the joint venture entities to equity investments, at fair value (see Note 9). Includes net unrealized losses of $4.4 million, $3.3 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Summary combined financial information for the Company’s equity investments as of December 31, 2024 and 2023, respectively, and for the years ended December 31, 2024, 2023, and 2022, respectively, is shown below and includes summary financial information for the Company's joint venture equity investments in multi-family properties that are included in assets of disposal group held for sale as of December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Balance Sheets:
Real estate, net	$298,844	$409,078
Residential loans	265,319	162,060
Other assets	40,969	90,314
Total assets	$605,132	$661,452

Mortgages payable on real estate, net	$201,682	$295,451
Other liabilities	264,979	172,118
Total liabilities	466,661	467,569
Members' equity	138,471	193,883
Total liabilities and members' equity	$605,132	$661,452

	For the Years Ended December 31,
	2024	2023	2022
Operating Statements: (1)
Rental income	$31,220	$21,299	$23,237
Real estate sales	96,000	—	399,783
Cost of real estate sales	(85,497)	—	(277,740)
Interest income	11,204	10,393	5,787
Other income	52,764	34,870	21,769
Operating expenses	(49,330)	(33,883)	(38,921)
Income before debt service and depreciation and amortization	56,361	32,679	133,915
Interest expense	(33,235)	(23,315)	(11,892)
Depreciation and amortization	(15,328)	(14,904)	(14,779)
Net income (loss)	$7,798	$(5,540)	$107,244

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

During the year ended December 31, 2024, the Company completed a re-securitization of its investment in certain subordinated securities issued by Consolidated SLST (see below) for which the Company received net proceeds of approximately $73.0 million after deducting expenses associated with the securitization transaction. The Company refers to this securitization as a non-Agency RMBS re-securitization. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its investment in Consolidated SLST. The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the securitization and continues to consolidate Consolidated SLST.

During the year ended December 31, 2024, the Company completed five securitizations of certain residential loans for which the Company received net proceeds of approximately $1.3 billion after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying consolidated balance sheets.

During the year ended December 31, 2024, the Company exercised its right to an optional redemption of two of its residential loan securitizations with an outstanding principal balance of $193.3 million at the time of redemption, returned the assets held by the trust to the Company and recognized $0.7 million of loss on the extinguishment of collateralized debt obligations, which is included in other income (loss) in the accompany consolidated statements of operations.

As of December 31, 2024, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). As of December 31, 2023, the Company evaluated its residential loan securitizations and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the then-outstanding Financing VIEs as of December 31, 2024 and 2023, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying consolidated financial statements (see Notes 2, 3 and 14). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s consolidated statements of operations. Consolidated SLST is comprised of two securitization trusts and one securitization trust as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of the VIE as shown below (dollar amounts in thousands):

Residential loans, at fair value	$285,057
Collateralized debt obligations, at fair value	(275,200)
Net investment	$9,857

As of December 31, 2024 and 2023, the Consolidated SLST securities owned by the Company had a fair value of $148.5 million and $157.2 million, respectively (see Note 17). During the year ended December 31, 2024, the Company completed a re-securitization of its investment in certain subordinated securities issued by Consolidated SLST. The Company’s investments in Consolidated SLST were not included as collateral to any Financing VIE as of December 31, 2023.

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

During the year ended December 31, 2024, the Company sold its joint venture equity investments in nine multi-family properties, which resulted in the de-consolidation of the respective joint venture entities' assets and liabilities (see Note 9).

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

The following table summarizes the aggregate estimated fair value of the assets, liabilities and non-controlling interests associated with the initial consolidation of Consolidated Real Estate VIEs and real estate acquisitions by a Consolidated Real Estate VIE during the years ended December 31, 2023 and 2022, respectively. There were no initial consolidation of Consolidated Real Estate VIEs or real estate acquisitions by a Consolidated VIE during the year ended December 31, 2024 (dollar amounts in thousands):

	Years Ended December 31,
	2023	2022
Cash (1)	$102	$8,576
Operating real estate (1) (2)	54,439	730,988
Lease intangibles (1) (3)	2,378	41,892
Other assets (1)	4,722	8,258
Total assets	61,641	789,714

Mortgages payable on real estate, net (1)	45,142	570,682
Other liabilities (1)	2,403	4,662
Total liabilities	47,545	575,344

Non-controlling interests (4)	3,790	16,293
Net assets consolidated	$10,306	$198,077

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the assets and liabilities related to certain joint venture equity investments in multi-family properties is included in assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See Note 9 for additional information.
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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company’s securitizations, Consolidated SLST and Consolidated Real Estate VIEs of as of December 31, 2024 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$4,151	$4,151
Residential loans, at fair value	2,243,800	965,672	—	3,209,472
Real estate, net held in Consolidated VIEs (1)	—	—	481,161	481,161
Assets of disposal group held for sale (2)	—	—	118,613	118,613
Other assets	154,426	4,065	16,696	175,187
Total assets	$2,398,226	$969,737	$620,621	$3,988,584

Collateralized debt obligations ($2,135,680 at fair value, and $842,764 at amortized cost, net)	$2,166,853	$811,591	$—	$2,978,444
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	366,606	366,606
Liabilities of disposal group held for sale (2)	—	—	97,065	97,065
Other liabilities	16,162	8,313	10,621	35,096
Total liabilities	$2,183,015	$819,904	$474,292	$3,477,211
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$12,359	$12,359
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$3,930	$3,930
Net investment (6)	$215,211	$149,833	$130,040	$495,084

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2023 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation:

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$15,612	$15,612
Residential loans, at fair value	1,501,908	754,860	—	2,256,768
Real estate, net held in Consolidated VIEs (1)	—	—	979,934	979,934
Assets of disposal group held for sale (2)	—	—	426,017	426,017
Other assets	98,451	2,960	37,035	138,446
Total assets	$1,600,359	$757,820	$1,458,598	$3,816,777

Collateralized debt obligations ($593,737 at fair value, and $1,276,780 at amortized cost, net)	$1,276,780	$593,737	$—	$1,870,517
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	784,421	784,421
Liabilities of disposal group held for sale (2)	—	—	386,024	386,024
Other liabilities	8,421	5,638	21,797	35,856
Total liabilities	$1,285,201	$599,375	$1,192,242	$3,076,818
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$28,061	$28,061
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$20,328	$20,328
Net investment (6)	$315,158	$158,445	$217,967	$691,570

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands). The following tables include net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	Year Ended December 31,
	2024
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$39,194	$—	$39,194
Interest expense	26,491	—	26,491
Total net interest income	12,703	—	12,703

Income from real estate	—	121,463	121,463
Expenses related to real estate	—	163,762	163,762
Total net loss from real estate	—	(42,299)	(42,299)

Unrealized gains, net	2,902	—	2,902
Gains on derivative instruments, net	—	2,788	2,788
Impairment of real estate	—	(43,959)	(43,959)
Loss on reclassification of disposal group	—	(14,636)	(14,636)
Other income	—	26,031	26,031
Total other income (loss)	2,902	(29,776)	(26,874)

Net income (loss)	15,605	(72,075)	(56,470)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	31,924	31,924
Net income (loss) attributable to Company	$15,605	$(40,151)	$(24,546)

	Year Ended December 31,
	2023
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$34,061	$—	$34,061
Interest expense	24,506	—	24,506
Total net interest income	9,555	—	9,555

Income from real estate	—	160,407	160,407
Expenses related to real estate	—	192,018	192,018
Total net loss from real estate	—	(31,611)	(31,611)

Unrealized losses, net	(10,016)	—	(10,016)
Gains on derivative instruments, net	—	4,837	4,837
Impairment of real estate	—	(89,548)	(89,548)
Loss on reclassification of disposal group	—	(16,163)	(16,163)
Other income	—	2,728	2,728
Total other loss	(10,016)	(98,146)	(108,162)

Net loss	(461)	(129,757)	(130,218)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	29,134	29,134
Net loss attributable to Company	$(461)	$(100,623)	$(101,084)

	Year Ended December 31,
	2022
	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$36,448	$—	$36,448
Interest expense	25,145	—	25,145
Total net interest income	11,303	—	11,303

Income from real estate	—	134,722	134,722
Expenses related to real estate	—	245,650	245,650
Total net loss from real estate	—	(110,928)	(110,928)

Unrealized losses, net	(32,403)	—	(32,403)
Gains on derivative instruments, net	—	27,230	27,230
Impairment of real estate	—	(2,449)	(2,449)
Other income	—	16,308	16,308
Total other (loss) income	(32,403)	41,089	8,686

Net loss	(21,100)	(69,839)	(90,939)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	42,044	42,044
Net loss attributable to Company	$(21,100)	$(27,795)	$(48,895)

Redeemable Non-Controlling Interest in Consolidated VIEs

The third-party owners of certain of the non-controlling interests in Consolidated VIEs have the ability to sell their ownership interests to the Company, at their election. The Company has classified these third-party ownership interests as redeemable non-controlling interest in Consolidated VIEs in mezzanine equity on the accompanying consolidated balance sheets. The holders of the redeemable non-controlling interests may elect to sell their ownership interests to the Company at fair value once a year and the sales are subject to annual minimum and maximum amount limitations. During the year ended December 31, 2024, the maximum redeemable amount of non-controlling ownership interest was $6.8 million, of which non-controlling interest holders elected to sell $0.6 million to the Company.

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$28,061	$63,803	$66,392
Contributions	46	6	462
Distributions	(8,809)	(4,021)	(7,083)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(16,926)	(17,067)	(38,190)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	10,613	(14,175)	44,237
Redemption of redeemable non-controlling interest	(626)	(485)	(2,015)
Ending balance	$12,359	$28,061	$63,803

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of December 31, 2024 include a weighted average capitalization rate of 5.6% (ranges from 5.0% to 6.3%) and a weighted average discount rate of 14.8% (ranges from 13.9% to 15.6%).

Unconsolidated VIEs

As of December 31, 2024 and 2023, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of December 31, 2024 and 2023, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Other assets	Total
Non-Agency RMBS	$—	$22,892	$—	$—	$22,892
Preferred equity investments in multi-family properties	86,192	—	73,436	—	159,628
Joint venture equity investments in multi-family properties	—	—	1,338	—	1,338
Other investments	—	—	—	2,000	2,000
Maximum exposure	$86,192	$22,892	$74,774	$2,000	$185,858

	December 31, 2023
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Total
Non-Agency RMBS	$—	$24,462	$—	$24,462
Preferred equity investments in multi-family properties	95,792	—	104,242	200,034
Joint venture equity investments in multi-family properties	—	—	5,720	5,720
Maximum exposure	$95,792	$24,462	$109,962	$230,216

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Land	$80,190	$137,883
Building and improvements	581,283	1,020,477
Furniture, fixture and equipment	16,866	38,706
Operating real estate	$678,339	$1,197,066
Accumulated depreciation	(61,834)	(65,247)
Operating real estate, net	$616,505	$1,131,819
Real estate held for sale, net (1)	$6,902	$—
Real estate, net (2)	$623,407	$1,131,819

(1)Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Includes certain single-family rental properties as of December 31, 2024.
(2)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See Note 9 for additional information.

Multi-family Apartment Properties

As of December 31, 2024 and 2023, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities into its consolidated financial statements (see Note 7).

During the year ended December 31, 2024, the Company determined that two of the multi-family apartment communities owned by an entity in which the Company holds a joint venture equity investment that is not in disposal group held for sale met the criteria to be classified as held for sale, transferred the properties held by the joint venture entity from operating real estate to real estate held for sale and recognized no loss. The entity subsequently sold these multi-family apartment communities for approximately $77.3 million, subject to certain prorations and adjustments typical in such real estate transactions, including the repayment or assumption of the related mortgages payable in the amount of approximately $44.2 million. The sales generated a net gain of approximately $16.3 million and recognition of loan costs of approximately $0.6 million, both of which are included in other income on the accompanying consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $12.1 million, resulting in a net gain attributable to the Company's common stockholders of approximately $3.6 million. During the year ended December 31, 2024, the entity also distributed its ownership interest in one multi-family apartment community to the non-controlling interest. The distribution resulted in a net gain of approximately $0.5 million, which is included in other income in the accompanying consolidated statements of operations, resulting in a net gain attributable to the Company's common stockholders of approximately $0.1 million. As of December 31, 2024, no multi-family apartment communities owned by this entity remain classified as held for sale.

During the year ended December 31, 2023, the Company became the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. Accordingly, the Company consolidated the VIE into its consolidated financial statements (see Note 7).

During the year ended December 31, 2022, one of the entities in which the Company held a joint venture equity investment sold its multi-family apartment community for approximately $48.0 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgage payable in the amount of approximately $26.0 million. The sale generated a net gain of approximately $16.8 million and a loss on extinguishment of debt of approximately $0.5 million, both of which are included in other income on the accompanying consolidated statements of operations, resulting in a net gain attributable to the Company's common stockholders of approximately $14.4 million.

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Operating real estate, net is periodically evaluated for impairment. The calculation of impairment amounts for multi-family apartment properties utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $15.8 million impairment of real estate during the year ended December 31, 2024.

Single-family Rental Properties

As of December 31, 2024 and 2023, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the year ended December 31, 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized a $4.8 million loss upon transfer, which is included in impairment of real estate on the accompanying consolidated statements of operations. Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions and automated valuation model data. During the year ended December 31, 2024, the Company recognized a $4.9 million net impairment loss on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale.

During the year ended December 31, 2024, the Company sold single-family rental properties for proceeds of approximately $5.4 million and recognized a net gain on sale of approximately $0.1 million, which is included in other income on the accompanying consolidated statements of operations.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying consolidated balance sheets. The following table presents the components of lease intangibles, net as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Lease intangibles	$26,738	$54,581
Accumulated amortization	(26,738)	(52,203)
Lease intangibles, net	$—	$2,378

In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Depreciation expense on operating real estate	$37,444	$24,620	$47,179
Amortization of lease intangibles related to operating real estate	2,378	—	79,645
Total depreciation and amortization (1)	$39,822	$24,620	$126,824

(1)Amounts for the year ended December 31, 2022 include depreciation and amortization of multi-family properties that have been reclassified to assets held in disposal group held for sale.

The estimated depreciation expense related to operating real estate is as follows (dollar amounts in thousands):

Year Ending December 31,	Depreciation Expense
2025	$23,514
2026	$23,514
2027	$21,592
2028	$21,327
2029	$20,905

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

During the year ended December 31, 2023, five of the entities in which the Company held a joint venture equity investment sold their multi-family apartment communities for approximately $219.2 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgages payable in the amount of approximately $173.6 million. The sales generated net gains of approximately $6.0 million and losses on extinguishment of debt of approximately $2.0 million, both of which are included in other income on the accompanying consolidated statements of operations. The sales also generated net income attributable to non-controlling interest of approximately $2.2 million, resulting in net gains attributable to the Company's common shareholders of approximately $1.7 million.

In December 2023, the Company suspended the marketing of nine joint venture equity investments that were reported in assets and liabilities of disposal group held for sale primarily due to unfavorable market conditions and a lack of transactional activity in the multi-family market. As such, the Company determined that these joint venture equity investments no longer met the criteria to be classified as held for sale and transferred either the assets and liabilities of the respective Consolidated VIEs or its equity investment in the joint venture entity to their respective categories or equity investments, at fair value, respectively, on the accompanying consolidated balance sheets as of December 31, 2023. As a result of this transfer, the Company adjusted the carrying value of the long-lived assets in these Consolidated VIEs and recognized an approximately $16.2 million loss on reclassification of disposal group in the year ended December 31, 2023.

As of December 31, 2023, five joint venture equity investments were classified as disposal group held for sale on the accompanying consolidated balance sheets.

In March 2024, the Company suspended the marketing of one additional joint venture equity investment, determined that it no longer met the criteria to be classified as held for sale and transferred the assets and liabilities of the Consolidated VIE to their respective categories on the accompanying consolidated balance sheets as of March 31, 2024. As a result of this transfer, the Company adjusted the carrying value of the long-lived assets in the Consolidated VIE and recognized an approximately $14.6 million loss on reclassification of disposal group during the three months ended March 31, 2024.

During the year ended December 31, 2024, in response to productive negotiations with operating partners and increased transactional activity, the Company determined that eight joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale on the accompanying consolidated balance sheets. As a result, the Company recognized a loss of approximately $3.7 million, which is included in impairment of real estate in the accompanying consolidated statements of operations. The Company sold its ownership interests in nine joint venture equity investments in multi-family properties which resulted in the de-consolidation of the joint venture entities' assets and liabilities and a gain on de-consolidation of approximately $5.6 million, which is included in other income in the accompanying consolidated statements of operations, for the year ended December 31, 2024.

During the year ended December 31, 2024, one of the entities in which the Company held a joint venture equity investment that is in disposal group held for sale sold its multi-family apartment community for approximately $56.4 million, subject to certain prorations and adjustments typical in such real estate transactions, and repaid the related mortgage payable in the amount of approximately $31.8 million. The sale generated a net gain of approximately $11.4 million and a loss on extinguishment of debt of approximately $1.6 million, both of which are included in other income on the accompanying consolidated statements of operations. The sale also generated net income attributable to non-controlling interest of approximately $1.1 million, resulting in net gain attributable to the Company's common stockholders of approximately $8.7 million.

As of December 31, 2024, two joint venture equity investments are classified as disposal group held for sale. The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$2,461	$5,676
Real estate, net	111,032	407,834
Other assets	5,120	12,507
Total assets of disposal group held for sale (1)	$118,613	$426,017

Mortgages payable on real estate, net (2)	$93,370	$378,386
Other liabilities	3,695	7,638
Total liabilities of disposal group held for sale (1)	$97,065	$386,024

(1)Assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.
(2)In March 2024, two entities in which the Company held joint venture equity investments entered into debt restructuring agreements with the respective senior lender for their mortgages payable. As part of the agreements, a portion of interest payments were deferred until the maturity date. The restructurings did not result in a change in the carrying amount of the mortgages payable and no gains were recorded. During the year ended December 31, 2024, the Company sold its ownership interests in these entities, which resulted in the de-consolidation of the mortgages payable subject to the debt restructuring agreements as of December 31, 2024.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $2.0 million and $3.2 million as of December 31, 2024 and 2023, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and return rates. During the year ended December 31, 2024, the Company recognized net impairment losses of $28.2 million for real estate, net in the disposal group held for sale, inclusive of losses recognized upon transfer into disposal group held for sale. During the years ended December 31, 2023 and 2022, the Company recognized net impairment losses of $89.5 million and $2.4 million, respectively. See Note 17 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of December 31, 2024 for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Pretax loss of disposal group held for sale	$(59,170)	$(124,183)	$(53,813)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	6,712	11,870	5,784
Pretax loss of disposal group attributable to Company's common stockholders	$(52,458)	$(112,313)	$(48,029)

10. Derivative Instruments

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
The following table summarizes the Company's derivative instruments as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate caps	Other assets	$56	$6,510
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Total derivative assets (1)		$56	$6,510

Credit default swaps	Other liabilities	$—	$—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$—	$—
(1)Excludes interest rate cap contracts held by certain Consolidated VIEs included in other assets in disposal group held for sale.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate and accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$56	$—	$—	$56
Interest rate swaps	63,942	(10,134)	(53,808)	—
U.S. Treasury futures	952	(658)	(294)	—
Total derivative assets	$64,950	$(10,792)	$(54,102)	$56

Derivative liabilities
Credit default swaps	$(9,120)	$—	$9,120	$—
Interest rate swaps	(10,134)	10,134	—	—
U.S. Treasury futures	(658)	658	—	—
Total derivative liabilities	$(19,912)	$10,792	$9,120	$—

	December 31, 2023
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$6,510	$—	$—	$6,510
Interest rate swaps	13,094	(13,094)	—	—
Total derivative assets	$19,604	$(13,094)	$—	$6,510

Derivative liabilities
Interest rate swaps	$(40,541)	$13,094	$27,447	$—
Total derivative liabilities	$(40,541)	$13,094	$27,447	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury futures determined by CME Clearing and ICE, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	December 31, 2024	December 31, 2023
Agency RMBS	Investment securities available for sale, at fair value	$33,399	$—
Restricted cash	Other assets	68,253	53,458
Total initial margin collateral		$101,652	$53,458

Margin excess related to settlement of variation margin in the amount of approximately $11.1 million and $1.1 million as of December 31, 2024 and 2023, respectively, is included in other assets on the accompanying consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $8.1 million as of December 31, 2024 is included in other liabilities on the accompanying consolidated balance sheets.

The tables below summarize the activity of derivative instruments for the years ended December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Notional Amount For the Year Ended December 31, 2024
Type of Derivative Instrument	December 31, 2023	Additions/Transfers In (1)	Terminations/Transfers Out (1)	December 31, 2024
Interest rate caps	$550,025	$177,044	$(681,927)	$45,142
Options	—	382	(382)	—
Interest rate swaps	2,778,015	3,063,163	(1,706,911)	4,134,267
Credit default swaps	—	400,000	—	400,000
U.S. Treasury futures	—	905,050	(498,950)	406,100

	Notional Amount For the Year Ended December 31, 2023
Type of Derivative Instrument	December 31, 2022	Additions/ Transfers In (2)	Terminations	December 31, 2023
Interest rate caps	$140,000	$410,025	$—	$550,025
Options	—	500,206	(500,206)	—
Interest rate swaps	—	2,778,015	—	2,778,015

(1)Includes transfers from or transfers to disposal group held for sale with respect to interest rate caps held by certain Consolidated Real Estate VIEs (see Note 9).
(2)Includes an interest rate cap held by a preferred equity investment in a multi-family property that was consolidated during the year ended December 31, 2023 (see Note 7) and interest rate caps held by certain Consolidated VIEs that were transferred from disposal group held for sale during the year ended December 31, 2023 (see Note 9).

The following tables present the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments, which are included in gains (losses) on derivative instruments, net in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024		2023		2022
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$3,211	$7,031	$(1,926)	$924	$26,282
Options	(2,261)	—	(4,036)	—	—	—
Interest rate swaps	19,918	81,255	—	(27,447)	—	—
Credit default swaps	(4,067)	(861)	—	—	—	—
U.S. Treasury futures	(1,493)	294	—	—	—	—
Total	$12,097	$83,899	$2,995	$(29,373)	$924	$26,282
(1)Includes interest rate caps held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale.

The following tables present information about our interest rate cap contracts related to certain repurchase agreement financing and variable-rate mortgages payable on real estate that are not included in disposal group held for sale as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

December 31, 2024
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	$45,142	January 1, 2025	(1)

(1)Replacement interest rate cap purchased in January 2025.

December 31, 2023
Financing Type	Weighted Average SOFR Strike Price	SOFR Strike Price/Range	Notional Amount	Expiration Date/Range
Repurchase agreement	4.10%	4.10%	$111,000	November 17, 2024
Mortgages payable on real estate	2.13%	1.50% - 3.22%	439,025	January 9, 2024 - January 15, 2025

The following tables present information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,377,250	4.53%	4.89%
2026	159,120	4.10%	4.53%
2027	622,123	3.98%	4.75%
2028	510,325	3.90%	4.93%
2029	614,585	3.86%	4.71%
2033	319,590	4.00%	4.83%
2034	178,224	3.86%	4.83%
2044	300,000	3.34%	4.80%
Total	$4,081,217	4.09%	4.82%

	December 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,476,370	4.62%	5.33%
2026	214,985	4.19%	5.33%
2028	674,804	4.03%	5.35%
2033	358,806	4.04%	5.34%
Total	$2,724,965	4.36%	5.34%

The following tables present information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.15%
2033	43,500	3.64%	5.01%
Total	$53,050	3.61%	5.04%

	December 31, 2023
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.29%
2033	43,500	3.64%	5.33%
Total	$53,050	3.61%	5.33%

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

11. Mortgage Servicing Rights

The Company owned MSRs as of December 31, 2024 resulting from distributions of MSRs received from its equity investment in an entity that originates residential loans (see Note 6) and purchases of MSRs. The Company's MSRs are associated with business purpose loans and are reported at fair value pursuant to the fair value option election (see Note 17). The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following table presents activity related to MSRs for the year ended December 31, 2024 (dollar amounts in thousands). The Company did not have MSRs for the years ended December 31, 2023 and 2022.

Year Ended December 31, 2024
Balance at beginning of period	$—
MSRs received from equity investment	10,917
Purchases of MSRs	9,470
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	912
Other changes in fair value, including runoff	(296)
Balance at end of period	$21,003

The following table presents the components of servicing fee income recognized during the year ended December 31, 2024 (dollar amounts in thousands). Servicing fee income is included in other income (loss) on the accompanying consolidated statements of operations.

Year Ended December 31, 2024
Servicing fees	$516
Prepayment fees	352
Ancillary and other fee income (1)	38
Servicing fee income	$906

(1)Includes default interest and late fee collections.

The Company recognized subservicing fee expenses in the amount of $0.1 million related to MSRs during the year ended December 31, 2024, which is included in portfolio operating expenses on the accompanying consolidated statements of operations.

12. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Restricted cash (1)	$161,602	$143,535
Accrued interest receivable	62,075	37,312
Collections receivable from residential loan servicers	50,294	14,956
Real estate owned	47,651	34,353
Other receivables	27,776	11,445
Mortgage servicing rights	21,003	—
Recoverable advances on residential loans	17,391	18,328
Other assets in consolidated multi-family properties	16,640	28,923
Receivables from derivative counterparties	11,059	1,148
Deferred tax assets	10,864	4,510
Operating lease right-of-use assets	5,460	6,581
Derivative assets (2)	56	6,510
Lease intangibles, net in consolidated multi-family properties	—	2,378
Other	6,003	5,378
Total	$437,874	$315,357

(1)Restricted cash represents cash held by third parties, initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Accrued interest payable	$41,015	$23,653
Dividends and dividend equivalents payable	30,280	32,151
Unfunded commitments for residential and multi-family investments	14,001	6,587
Accrued expenses	11,141	11,515
Accrued expenses and other liabilities in consolidated multi-family properties	10,621	21,797
Deferred tax liabilities	9,282	2,012
Swap margin payable	8,137	—
Advanced remittances from residential loan servicers	7,029	4,332
Operating lease liabilities	5,935	7,102
Deferred revenue	5,817	5,469
Other	4,354	3,398
Total	$147,612	$118,016

13. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	December 31, 2024	December 31, 2023
Investment securities	$3,516,611	$1,862,063
Residential loans and real estate owned	428,399	534,754
Single-family rental properties	67,215	74,296
Total carrying value	$4,012,225	$2,471,113

As of December 31, 2024, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP at 6.08%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of December 31, 2024, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of December 31, 2024, the Company had $163.3 million included in cash and cash equivalents and $170.2 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at December 31, 2024 (dollar amounts in thousands):

Unencumbered Securities	December 31, 2024
Agency RMBS	$128,012
Non-Agency RMBS (1) (2)	42,155
Total	$170,167

(1)Includes IOs in Consolidated SLST with a fair value of $14.0 million as of December 31, 2024. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $5.3 million as of December 31, 2024. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $128.7 million at December 31, 2024.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements with six financial institutions to finance residential loans, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64
December 31, 2023	$2,225,000	$611,055	$(2,005)	$609,050	$805,082	7.87%	13.89

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $15.0 million, a weighted average rate of 7.09%, and weighted average months to maturity of 8 months as of December 31, 2024.

Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $179.1 million, a weighted average rate of 8.19%, and weighted average months to maturity of 14 months as of December 31, 2023.
(2)Costs related to the repurchase agreements, which include commitment, underwriting, legal, accounting and other fees, are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the agreement using the effective interest method, or straight line-method, if the result is not materially different.
(3)Includes residential loans and real estate owned with an aggregate carrying value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024. Includes residential loans with an aggregate fair value of $658.3 million and single-family rental properties with a net carrying value of $146.7 million as of December 31, 2023.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans, real estate owned and single-family rental properties will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The outstanding financings under the repurchase agreements with five of the counterparties with an aggregate outstanding balance of $481.4 million as of December 31, 2024 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans, real estate owned and single-family rental properties at December 31, 2024 and 2023 amounted to $2.5 million and $3.7 million, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

The Company, as required by a repurchase agreement with one counterparty, entered into an interest rate cap contract that limited the indexed portion of the interest rate on the related repurchase agreement to a fixed rate (see Note 10). The interest rate cap requirement and the related interest rate cap contract expired in November 2024.

As of December 31, 2024, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of December 31, 2024 and through the date of this Annual Report on Form 10-K.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale, securities owned in Consolidated SLST and CDOs repurchased from our residential loan securitizations. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of December 31, 2024 and 2023, the Company had amounts outstanding under repurchase agreements with nine counterparties and seven counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency RMBS	$2,830,925	$2,975,400	$2,995,820	$1,771,436	$1,894,052	$1,869,415
Non-Agency RMBS (2) (3)	50,622	67,352	64,375	90,627	182,383	232,997
U.S. Treasury securities	635,064	633,833	669,447	—	—	—
Balance at end of the period	$3,516,611	$3,676,585	$3,729,642	$1,862,063	$2,076,435	$2,102,412

(1)Collateral pledged includes restricted cash posted as margin in the amount of $11.8 million.
(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $20.6 million and $140.3 million as of December 31, 2024 and 2023, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(3)Includes CDOs repurchased from our residential loan securitizations with a fair value of $42.1 million as of December 31, 2023. Amounts included in amortized cost of collateral pledged for repurchased CDOs represent the current par value of the securities. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

As of December 31, 2024 and 2023, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.0% and 93.4%, respectively, that implies an average "haircut" of 4.0% and 6.6%, respectively. As of December 31, 2024, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 4.2%, 27.9%, and 1.3%, respectively.

As of December 31, 2024 and 2023, the average days to maturity for repurchase agreements secured by investment securities were 26 days and 46 days, respectively, and the weighted average interest rates were 4.84% and 5.66%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at December 31, 2024 and 2023 amounted to $28.4 million and $13.6 million, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

Contractual Maturity	December 31, 2024	December 31, 2023
Within 30 days	$2,103,332	$505,446
Over 30 day to 90 days	1,413,279	1,263,000
Over 90 days	—	93,617
Total	$3,516,611	$1,862,063

14. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	1,281,896	1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	850,547	842,764	4.35%	2027 - 2062
Non-Agency RMBS re-securitization at fair value (4)	70,867	70,757	7.38%	2064
Total collateralized debt obligations	$3,070,314	$2,978,444

	December 31, 2023
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$652,933	$593,737	2.75%	2059
Residential loan securitizations at amortized cost, net	1,292,015	1,276,780	4.00%	2026 - 2062
Total collateralized debt obligations	$1,944,948	$1,870,517

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of December 31, 2024, CDOs with an aggregate outstanding face amount of $1.6 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, 2.00%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the year ended December 31, 2024, the Company recognized $1.5 million in net unrealized losses on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which is included in unrealized (losses) gains, net on the accompanying consolidated statements of operations.

The Company's CDOs as of December 31, 2024 had stated maturities as follows:

Year Ending December 31,	Total
2025	$—
2026	—
2027	67,766
2028	—
2029	225,000
Thereafter	2,777,548
Total	$3,070,314

15. Debt

Senior Unsecured Notes

On June 28, 2024, the Company completed the issuance of $60.0 million in aggregate principal amount of its 2029 Senior Notes in an underwritten public offering. The total net proceeds to the Company from the offering of the 2029 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $57.5 million.

On April 27, 2021, the Company completed the issuance and sale to various qualified institutional investors of $100.0 million aggregate principal amount of its unregistered 5.75% Senior Notes due 2026 (the "Unregistered Notes") in a private placement offering at 100% of the principal amount. The net proceeds to the Company from the sale of the Unregistered Notes, after deducting offering expenses, were approximately $96.3 million. Subsequent to the issuance of the Unregistered Notes, the Company conducted an exchange offer wherein the Company exchanged its registered 5.75% Senior Notes due 2026 (the "Registered Notes" and, together with the aggregate principal amount of Unregistered Notes that remain outstanding, the "2026 Senior Notes") for an equal principal amount of Unregistered Notes.

The 2029 Senior Notes and the 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
2029 Senior Notes at fair value	$60,000	$60,310	$—	$—
2026 Senior Notes at amortized cost, net	100,000	98,886	100,000	98,111
Total Senior Unsecured Notes	$160,000	$159,196	$100,000	$98,111

2029 Senior Notes

The 2029 Senior Notes bear interest at a rate equal to 9.125% per year, payable in cash quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company may redeem the 2029 Senior Notes, in whole or in part, at any time at the Company’s option on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount of the 2029 Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Company has elected the fair value option with respect to the 2029 Senior Notes. None of the change in the fair value of the 2029 Senior Notes for the year ended December 31, 2024 was due to instrument-specific credit risk. Accordingly, the Company recognized $0.3 million in net unrealized losses on the 2029 Senior Notes, which are included in unrealized (losses) gains, net on the accompanying consolidated statements of operations for the year ended December 31, 2024.

2026 Senior Notes

As of December 31, 2024, the Company had $100.0 million aggregate principal amount of its 2026 Senior Notes outstanding. Costs related to the issuance of the 2026 Senior Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying consolidated balance sheets in the amount of $1.1 million and $1.9 million as of December 31, 2024 and 2023, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

The 2026 Senior Notes bear interest at a rate of 5.75% per year, subject to adjustment from time to time based on changes in the ratings of the 2026 Senior Notes by one or more nationally recognized statistical rating organizations (a “NRSRO”). The annual interest rate on the 2026 Senior Notes will increase by (i) 0.50% per year beginning on the first day of any six-month interest period if as of such day the 2026 Senior Notes have a rating of BB+ or below and above B+ from any NRSRO and (ii) 0.75% per year beginning on the first day of any six-month interest period if as of such day the 2026 Senior Notes have a rating of B+ or below or no rating from any NRSRO. Interest on the 2026 Senior Notes is paid semi-annually in arrears on April 30 and October 30 of each year, and the 2026 Senior Notes will mature on April 30, 2026.

The Company had the right to redeem the 2026 Senior Notes, in whole or in part, at any time prior to April 30, 2023 at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes to be redeemed, plus the applicable "make-whole" premium, plus accrued but unpaid interest, if any, to, but excluding, the redemption date. The "make-whole" premium was equal to the present value of all interest that would have accrued between the redemption date and up to, but excluding, April 30, 2023, plus an amount equal to the principal amount of such 2026 Senior Notes multiplied by 2.875%. After April 30, 2023, the Company has the right to redeem the 2026 Senior Notes, in whole or in part, at 100% of the principal amount of the 2026 Senior Notes to be redeemed, plus accrued but unpaid interest, if any, to, but excluding, the redemption date, plus an amount equal to the principal amount of such 2026 Senior Notes multiplied by a date-dependent multiple as detailed in the following table:

Redemption Period	Multiple
April 30, 2023 - April 29, 2024	2.875%
April 30, 2024 - April 29, 2025	1.4375%
April 30, 2025 - April 29, 2026	—

As of December 31, 2024, the Company's 2026 Senior Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio and limit the amount of leverage the Company may utilize and its ability to transfer the Company’s assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of December 31, 2024 and through the date of this Annual Report on Form 10-K.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of December 31, 2024, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2024 and 2023 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 21, 2025, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Convertible Notes

As of December 31, 2021, the Company had $138.0 million aggregate principal amount of its 6.25% Senior Convertible Notes due 2022 outstanding. The Company redeemed the Convertible Notes at maturity for $138.0 million on January 15, 2022. None of the Convertible Notes were converted prior to maturity.

Costs related to the issuance of the Convertible Notes, which included underwriting, legal, accounting and other fees, were reflected as deferred charges. The underwriter’s discount and deferred charges were amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 8.24%.

The following table presents interest expense from the Convertible Notes for the year ended December 31, 2022 (dollar amounts in thousands):

For the Year Ended December 31, 2022
Contractual interest expense	$335
Amortization of underwriter's discount and deferred charges	103
Total	$438

Mortgages Payable on Real Estate

As of December 31, 2024 and 2023, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its consolidated financial statements (see Note 7).

During the years ended December 31, 2024 and 2022, sales of consolidated multi-family apartment communities resulted in the repayment or assumption of the related mortgages payable (see Note 8).

In February 2024, one entity in which the Company held a joint venture equity investment entered into a debt restructuring agreement with the senior lender for its mortgage payable. As part of the agreement, the required strike price of the interest rate cap agreement related to the respective mortgage payable increased and a portion of interest payments was deferred until the maturity date. The restructuring did not result in a change in the carrying amount of the mortgage payable and no gain was recorded. During the year ended December 31, 2024, the Company sold its joint venture equity investment in the entity, which resulted in the de-consolidation of the mortgage payable subject to the debt restructuring agreement as of December 31, 2024.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of December 31, 2024 and 2023, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
December 31, 2024	$368,158	$368,158	$(1,552)	$366,606	2026 - 2032	4.48%
December 31, 2023	810,047	789,053	(4,632)	784,421	2024 - 2032	6.41%

(1)In September 2022, the Company announced a repositioning of its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See Note 9 for additional information.
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

Debt Maturities

As of December 31, 2024, maturities for debt on the Company's consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2025	$—
2026	126,119
2027	—
2028	—
2029	282,865
Thereafter	164,174
Total	$573,158

16. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2024, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of December 31, 2024, the Company had commitments to fund up to $220.8 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment.

Leases

As of December 31, 2024, the Company has entered into multi-year lease agreements for office space accounted for as non-cancelable operating leases. Total property lease expense on these leases for the years ended December 31, 2024, 2023, and 2022 amounted to $1.5 million, $1.7 million, and 1.7 million, respectively. The leases are secured by cash deposits in the amount of $0.6 million.

As of December 31, 2024, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2025	$1,604
2026	1,617
2027	1,471
2028	1,226
2029	781
Thereafter	—
Total lease payments	$6,699
Less: imputed interest	(764)
Present value of lease liabilities	$5,935

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

a.Residential Loans Held in Consolidated SLST – Residential loans held in Consolidated SLST are carried at fair value and classified as Level 3 fair values. In accordance with the practical expedient in ASC 810, the Company determines the fair value of residential loans held in Consolidated SLST based on the fair value of the CDOs issued by the respective securitization and its investment in the securitization (eliminated in consolidation in accordance with GAAP), as the fair value of these instruments is more observable.

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

f.Derivative Instruments – The Company's interest rate swaps, credit default swaps and U.S. Treasury futures are classified as Level 2 fair values and are measured using valuations reported by the respective central clearing houses. The derivatives are presented net of variation margin payments pledged or received.

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

The Company obtains additional third-party valuations for interest rate swaps, credit default swaps, U.S. Treasury futures and interest rate cap agreements. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

g.Mortgage Servicing Rights – The Company's MSRs are recorded at fair value and are classified as Level 3 in the fair value hierarchy. Although MSR transactions may be observable in the marketplace, the details of those transactions may not be representative of the Company's MSR portfolio. Accordingly, the fair value of the Company's MSRs is determined using valuations obtained from a third party that specializes in providing valuations of MSRs. The valuation incorporates both observable market data and unobservable market data including prepayment speeds, rates of default and discount rates as inputs to a discounted cash flow model.

The Company independently calculates the fair value of its MSRs based on discounted cash flows using a pricing model to validate all third party-valuations of MSRs. The Company has established thresholds to compare internally generated prices with independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

h.Collateralized Debt Obligations – CDOs issued by Consolidated SLST are classified as Level 3 fair values for which fair value is determined by considering several market data points, including prices obtained from third-party pricing services or dealers who make markets in similar financial instruments. The third-party pricing service or dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security. They will also consider contractual cash payments and yields expected by market participants.

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

i.Senior unsecured notes – The Company's 2029 Senior Notes are valued using pricing models that consider observable market data to determine the fair value of identical or similar securities and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$632,266	$632,266	$—	$—	$827,535	$827,535
Consolidated SLST	—	—	965,672	965,672	—	—	754,860	754,860
Residential loans held in securitization trusts	—	—	2,243,800	2,243,800	—	—	1,501,908	1,501,908
Investment securities available for sale:
Agency RMBS	—	3,136,812	—	3,136,812	—	1,989,324	—	1,989,324
Non-Agency RMBS	—	69,687	—	69,687	—	24,493	—	24,493
U.S. Treasury securities	—	622,045	—	622,045	—	—	—	—
Multi-family loans	—	—	86,192	86,192	—	—	95,792	95,792
Equity investments	—	—	113,492	113,492	—	—	147,116	147,116
Derivative assets:
Interest rate caps (1) (2)	—	56	—	56	—	6,510	—	6,510
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Mortgage servicing rights (2)	—	—	21,003	21,003	—	—	—	—
Assets of disposal group held for sale (3)	—	67	—	67	—	2,960	—	2,960
Total	$—	$3,828,667	$4,062,425	$7,891,092	$—	$2,023,287	$3,327,211	$5,350,498
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$811,591	$811,591	$—	$—	$593,737	$593,737
Residential loan securitizations	—	1,253,332	—	1,253,332	—	—	—	—
Non-Agency RMBS re-securitization	—	70,757	—	70,757	—	—	—	—
Senior unsecured notes	—	60,310	—	60,310	—	—	—	—
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$1,384,399	$811,591	$2,195,990	$—	$—	$593,737	$593,737

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the consolidated balance sheets.

(3)Includes interest rate caps classified as Level 2 instruments in the amount of $0.1 million and $3.0 million as of December 31, 2024 and 2023, respectively.
(4)All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative liabilities of $19.9 million netted against derivative assets of $64.9 million and a net variation margin of $45.0 million as of December 31, 2024. Includes derivative liabilities of $40.5 million netted against derivative assets of $13.1 million and a variation margin of $27.4 million as of December 31, 2023. See Note 10 for additional information.

The following tables detail changes in valuation for the Level 3 assets for the years ended December 31, 2024, 2023, and 2022, respectively (dollar amounts in thousands):

Level 3 Assets:

	Year Ended December 31, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Mortgage servicing rights	Total
Balance at beginning of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$—	$3,327,211
Total gains/(losses) (realized/unrealized)
Included in earnings	15,562	3,523	(8,255)	5,899	16,179	616	33,524
Transfers out (1)	(80,801)	—	(7,661)	—	—	—	(88,462)
Transfer to securitization trust, net (2)	(1,456,376)	—	1,456,376	—	—	—	—
Paydowns/Distributions (3)	(296,645)	(77,768)	(805,586)	(15,499)	(49,803)	10,917	(1,234,384)
Sales	(156,175)	—	(6,708)	—	—	—	(162,883)
Acquisitions (4)	1,779,166	285,057	113,726	—	—	9,470	2,187,419
Balance at the end of period	$632,266	$965,672	$2,243,800	$86,192	$113,492	$21,003	$4,062,425

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the year ended December 31, 2024, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)Includes in-kind distribution of mortgage servicing rights received from the Company's equity investment in an entity that originates residential loans.
(4)During the year ended December 31, 2024, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	Year Ended December 31, 2023
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370
Total gains/(losses) (realized/unrealized)
Included in earnings	8,080	(10,748)	72,173	11,863	21,279	(3,290)	99,357
Transfers out (1)	(26,277)	—	(16,208)	(10,306)	—	—	(52,791)
Transfer to securitization trust, net (2)	(282,831)	—	282,831	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	5,720	(5,720)	—
Funding/Contributions	—	—	—	21,924	33,958	—	55,882
Paydowns/Distributions	(482,137)	(61,974)	(518,819)	(15,223)	(93,587)	—	(1,171,740)
Sales	(21,165)	—	(3,979)	—	—	—	(25,144)
Acquisitions	550,481	—	69,796	—	—	—	620,277
Balance at the end of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$—	$3,327,211

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned and the consolidation of a VIE previously classified as an equity investment (see Note 7).
(2)During the year ended December 31, 2023, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

	Year Ended December 31, 2022
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Equity investments in disposal group held for sale	Total
Balance at beginning of period	$1,703,290	$1,070,882	$801,429	$120,021	$239,631	$—	$3,935,253
Total (losses)/gains (realized/unrealized)
Included in earnings	(111,879)	(128,236)	(162,518)	9,531	18,884	(926)	(375,144)
Transfers out (1)	(17,052)	—	(1,806)	—	—	—	(18,858)
Transfer to securitization trust, net (2)	(1,422,577)	—	1,422,577	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(9,936)	9,936	—
Funding/Contributions	—	—	—	—	28,086	—	28,086
Paydowns/Distributions	(712,214)	(115,064)	(535,017)	(42,018)	(96,919)	—	(1,501,232)
Acquisitions	1,641,816	—	91,449	—	—	—	1,733,265
Balance at the end of period	$1,081,384	$827,582	$1,616,114	$87,534	$179,746	$9,010	$3,801,370

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned.
(2)During the year ended December 31, 2022, the Company transferred certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$593,737	$634,495	$839,419
Total losses/(gains) (realized/unrealized)
Included in earnings	3,784	5,718	(90,077)
Acquisitions (1)	275,200	—	—
Paydowns	(61,130)	(46,476)	(114,847)
Balance at the end of period	$811,591	$593,737	$634,495
(1)During the year ended December 31, 2024, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitization (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,698,518	Discounted cash flow	Lifetime CPR	7.0%	—	-	44.0%
			Lifetime CDR	0.6%	—	-	24.0%
			Loss severity	10.8%	—	-	100.0%
			Yield	7.7%	5.9%	-	41.4%

	$177,548	Liquidation model	Annual home price appreciation/(depreciation)	0.4%	—	-	9.2%
			Liquidation timeline (months)	17	1	-	54
			Property value	$2,277,934	$13,000	-	$14,200,000
			Yield	7.6%	7.5%	-	26.8%

Consolidated SLST (4)	$965,672		Liability price	N/A

Total	$3,841,738

Multi-family loans (1) (2)	$86,192	Discounted cash flow	Discount rate	12.5%	11.0%	-	14.0%
			Months to assumed redemption	29	2	-	50
			Loss severity	—

Equity investments (1) (3)	$74,774	Discounted cash flow	Discount rate	15.3%	13.8%	-	17.5%
			Months to assumed redemption	15	3	-	48
			Loss severity	—

Mortgage servicing rights (1)	$21,003	Discounted cash flow	Lifetime voluntary prepayment rate	10.4%	1.0%	-	26.7%
			Lifetime CDR	2.2%	—	-	39.8%
			Yield	12.2%	12.0%	-	14.0%

Liabilities
Consolidated SLST CDOs (4) (5)	$811,591	Discounted cash flow	Yield	5.8%	4.9%	-	13.0%
			Collateral prepayment rate	6.2%	—	-	7.2%
			Collateral default rate	1.3%	—	-	8.5%
			Loss severity	20.3%	11.5%	-	78.9%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)As of December 31, 2024, the Company has reduced the fair value of one multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. Unobservable inputs do not include inputs related to this multi-family loan.
(3)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity.
(4)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At December 31, 2024, the fair value of investment securities we own in Consolidated SLST amounts to $148.5 million.
(5)Weighted average yield calculated based on the weighted average fair value of the CDOs issued by Consolidated SLST, including investment securities we own. Weighted average collateral prepayment rate, weighted average collateral default rate and weighted average loss severity are calculated based on the weighted average unpaid balance of the CDOs issued by Consolidated SLST, including investment securities we own.

The following table details the changes in unrealized gains (losses) included in earnings for the years ended December 31, 2024, 2023 and 2022, respectively, for our Level 3 assets and liabilities held as of December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Assets
Residential loans
Residential loans (1)	$(7,966)	$321	$(57,892)
Consolidated SLST (1)	8,611	(8,086)	(124,834)
Residential loans held in securitization trust (1)	(10,005)	56,576	(219,647)
Multi-family loans (1)	(4,750)	645	(1,737)
Equity investments (2)	(6,319)	(7,958)	(4,338)
Equity investments in disposal group held for sale (2)	—	—	(1,430)
Mortgage servicing rights (1)	616	—	—
Liabilities
Consolidated SLST CDOs (1)	$(5,709)	$(1,930)	$92,431

(1)Presented in unrealized (losses) gains, net on the Company’s consolidated statements of operations.
(2)Presented in income from equity investments on the Company’s consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2024 and 2023, respectively (dollar amounts in thousands):

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$167,422	$167,422	$187,107	$187,107
Residential loans	Level 3	3,841,738	3,841,738	3,084,303	3,084,303
Investment securities available for sale	Level 2	3,828,544	3,828,544	2,013,817	2,013,817
Multi-family loans	Level 3	86,192	86,192	95,792	95,792
Equity investments	Level 3	113,492	113,492	147,116	147,116
Derivative assets	Level 2	56	56	6,510	6,510
Derivative assets in disposal group held for sale	Level 2	67	67	2,960	2,960
Mortgage servicing rights	Level 3	21,003	21,003	—	—
Financial Liabilities:
Repurchase agreements	Level 2	4,012,225	4,012,225	2,471,113	2,471,113
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	842,764	818,482	1,276,780	1,237,531
Residential loan securitizations at fair value	Level 2	1,253,332	1,253,332	—	—
Consolidated SLST	Level 3	811,591	811,591	593,737	593,737
Non-Agency RMBS re-securitization	Level 2	70,757	70,757	—	—
Subordinated debentures	Level 3	45,000	38,918	45,000	32,137
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	98,886	98,632	98,111	94,952
Senior unsecured notes at fair value	Level 2	60,310	60,310	—	—
Mortgages payable on real estate	Level 3	366,606	347,915	784,421	761,194
Mortgages payable on real estate in disposal group held for sale	Level 3	93,370	93,370	378,386	377,735

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

18. Stockholders' Equity

(a)Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), with 22,164,414 shares issued and outstanding as of December 31, 2024 and 2023.

As of December 31, 2024, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 16,177 shares of Series D Preferred Stock, 68,348 shares of Series E Preferred Stock, 9,791 shares of Series F Preferred Stock and 26,264 shares of Series G Preferred Stock pursuant to the preferred stock repurchase program for a total cost of approximately $2.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $20.29 per preferred share. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of approximately $0.5 million during the year ended December 31, 2023. As of December 31, 2024, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of December 31, 2024 and 2023 (dollar amounts in thousands):

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

(4)Prior to July 2023, on and after the fixed-to-floating rate conversion date, each of the Series D Preferred Stock and Series E Preferred Stock were entitled to receive a dividend at a floating rate equal to three-month LIBOR plus the respective spread disclosed above per year on its $25 liquidation preference. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the Articles Supplementary for the Series E Preferred Stock and the applicability of the Adjustable Interest Rate (LIBOR) Act of 2021 to the Series E Preferred Stock, the calculation agent determined that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum has replaced three-month LIBOR as the successor base rate for calculations of the dividend rate payable on the Series E Preferred Stock for dividend periods from and after the respective fixed-to-floating rate conversion date. Additionally, pursuant to the Articles Supplementary for the Series D Preferred Stock and the applicability of the LIBOR Act of 2021 to the Series D Preferred Stock, given all of the information available to the Company to date, the Company believes that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the Series D Preferred Stock for dividend periods from and after the respective fixed-to-floating rate conversion date.
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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2022 through December 31, 2024:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
December 10, 2024	January 1, 2025	January 15, 2025	$0.50	$0.4921875	$0.4296875	$0.43750
September 19, 2024	October 1, 2024	October 15, 2024	0.50	0.4921875	0.4296875	0.43750
June 18, 2024	July 1, 2024	July 15, 2024	0.50	0.4921875	0.4296875	0.43750
March 13, 2024	April 1, 2024	April 15, 2024	0.50	0.4921875	0.4296875	0.43750
December 14, 2023	January 1, 2024	January 15, 2024	0.50	0.4921875	0.4296875	0.43750
September 11, 2023	October 1, 2023	October 15, 2023	0.50	0.4921875	0.4296875	0.43750
June 6, 2023	July 1, 2023	July 15, 2023	0.50	0.4921875	0.4296875	0.43750
March 9, 2023	April 1, 2023	April 15, 2023	0.50	0.4921875	0.4296875	0.43750
December 12, 2022	January 1, 2023	January 15, 2023	0.50	0.4921875	0.4296875	0.43750
September 16, 2022	October 1, 2022	October 15, 2022	0.50	0.4921875	0.4296875	0.43750
June 17, 2022	July 1, 2022	July 15, 2022	0.50	0.4921875	0.4296875	0.43750
March 14, 2022	April 1, 2022	April 15, 2022	0.50	0.4921875	0.4296875	0.43750

(c)Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,574,996 and 90,675,403 shares issued and outstanding as of December 31, 2024 and 2023, respectively.

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

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq.

During the year ended December 31, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $5.95 per common share. During the year ended December 31, 2023, the Company repurchased 937,850 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $8.6 million, including fees and commissions paid to the broker, representing an average repurchase price of $9.19 per common share. During the year ended December 31, 2022, the Company repurchased 4,157,403 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $44.4 million, including fees and commissions paid to the broker, representing an average repurchase price of $10.68 per common share.

As of December 31, 2024, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d)Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2022 and ended December 31, 2024:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2024	December 10, 2024	December 20, 2024	January 23, 2025	$0.20
Third Quarter 2024	September 19, 2024	September 30, 2024	October 28, 2024	0.20
Second Quarter 2024	June 18, 2024	June 28, 2024	July 29, 2024	0.20
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	0.20
Fourth Quarter 2023	December 14, 2023	December 26, 2023	January 26, 2024	0.20
Third Quarter 2023	September 11, 2023	September 21, 2023	October 26, 2023	0.30
Second Quarter 2023	June 6, 2023	June 16, 2023	July 26, 2023	0.30
First Quarter 2023	March 9, 2023	March 20, 2023	April 26, 2023	0.40
Fourth Quarter 2022	December 12, 2022	December 27, 2022	January 26, 2023	0.40
Third Quarter 2022	September 16, 2022	September 26, 2022	October 26, 2022	0.40
Second Quarter 2022	June 17, 2022	June 27, 2022	July 25, 2022	0.40
First Quarter 2022	March 14, 2022	March 24, 2022	April 25, 2022	0.40

During 2024, aggregate dividends for our common stock were $0.80 per share. For U.S. federal income tax purposes, the 2024 dividends were classified as return of capital in the amount of $0.80 per share and the January 2025 cash distribution in the amount of $0.20 per share, that was declared in December 2024, is treated as a 2025 distribution. During 2023, aggregate dividends for our common stock were $1.20 per share. For U.S. federal income tax purposes, the 2023 dividends were classified as return of capital in the amount of $1.00 per share and the January 2024 cash distribution in the amount of $0.20 per share, that was declared in December 2023, is treated as a 2024 distribution. During 2022, aggregate dividends for our common stock were $1.60 per share. For U.S. federal income tax purposes, the 2022 dividends were classified as ordinary income and return of capital in the amounts of $0.60 and $1.00, respectively, per share.

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

19. Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss attributable to the Company’s common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted loss per common share takes into account the effect of dilutive instruments, such as PSUs, RSUs, DSUs and Convertible Notes, and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The Company redeemed the Convertible Notes at maturity in the amount of $138.0 million on January 15, 2022. During the year ended December 31, 2022, the Company's Convertible Notes were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

During the years ended December 31, 2024, 2023 and 2022, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the year ended December 31, 2024, the DSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted loss per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2024	2023	2022
Basic Loss per Common Share:
Net loss attributable to Company	$(62,029)	$(48,665)	$(298,605)
Less: Preferred Stock dividends	(41,756)	(41,837)	(41,972)
Plus: Gain on repurchase of Preferred Stock	—	467	—
Net loss attributable to Company’s common stockholders	$(103,785)	$(90,035)	$(340,577)
Basic weighted average common shares outstanding	90,815	91,042	94,322
Basic Loss per Common Share	$(1.14)	$(0.99)	$(3.61)

Diluted Loss per Common Share:
Net loss attributable to Company	$(62,029)	$(48,665)	$(298,605)
Less: Preferred Stock dividends	(41,756)	(41,837)	(41,972)
Plus: Gain on repurchase of Preferred Stock	—	467	—
Net loss attributable to Company’s common stockholders	$(103,785)	$(90,035)	$(340,577)
Weighted average common shares outstanding	90,815	91,042	94,322
Diluted weighted average common shares outstanding	90,815	91,042	94,322
Diluted Loss per Common Share	$(1.14)	$(0.99)	$(3.61)

20. Stock Based Compensation

Pursuant to the 2017 Plan, as approved by the Company's stockholders, eligible employees, officers and directors of the Company and individuals who provide services to the Company are offered the opportunity to acquire the Company’s common stock through equity awards under the 2017 Plan. The maximum number of shares that may be issued under the 2017 Plan is 10,792,500.

Of the common stock authorized at December 31, 2024, 5,093,685 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of December 31, 2024. The Company’s employees have been issued 1,475,184 shares of restricted stock under the 2017 Plan as of December 31, 2024. At December 31, 2024, there were 538,159 shares of non-vested restricted stock outstanding, 1,879,052 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 450,600 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 110,772 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2023, 6,249,922 shares were reserved for issuance under the 2017 Plan. The Company’s non-employee directors had been issued 301,472 shares under the 2017 Plan as of December 31, 2023. The Company’s employees had been issued 1,204,781 shares of restricted stock under the 2017 Plan as of December 31, 2023. At December 31, 2023, there were 524,570 shares of non-vested restricted stock outstanding, 1,802,352 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan and 351,974 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan.

(a)Restricted Common Stock Awards

During the years ended December 31, 2024, 2023 and 2022, the Company recognized non-cash compensation expense on its restricted common stock awards of $3.2 million, $3.7 million and $4.6 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient’s termination of employment, subject to certain exceptions.

A summary of the activity of the Company’s non-vested restricted stock under the 2017 Plan for the years ended December 31, 2024, 2023 and 2022, respectively, is presented below:

	2024		2023		2022
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	524,570	$13.57	526,074	$16.34	477,218	$20.20
Granted	342,628	8.23	275,248	12.36	304,396	14.36
Vested	(256,814)	14.01	(253,912)	18.18	(231,128)	21.76
Forfeited	(72,225)	10.04	(22,840)	12.79	(24,412)	15.68
Non-vested shares as of December 31	538,159	$10.39	524,570	$13.57	526,074	$16.34
Restricted stock granted during the period	342,628	$8.23	275,248	$12.36	304,396	$14.36

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2024 and 2023, the Company had unrecognized compensation expense of $2.8 million and $3.9 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at December 31, 2024 is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted shares vested during the years ended December 31, 2024, 2023 and 2022 was approximately $2.1 million, $3.1 million and $3.3 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b)Performance Share Units

During the years ended December 31, 2024, 2023 and 2022, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company’s common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DER will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the years ended December 31, 2024 and 2023 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the years ended December 31, 2024, 2023 and 2022, respectively, is presented below:

	2024		2023		2022
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	905,825	$18.12	786,577	$23.06	844,175	$21.70
Granted	384,584	5.72	366,210	13.41	211,130	19.47
Vested	(350,886)	22.31	(201,978)	28.18	(268,728)	16.00
Forfeited	—	—	(44,984)	(20.89)	—	—
Non-vested target PSUs as of December 31	939,523	$11.48	905,825	$18.12	786,577	$23.06

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the year ended December 31, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. The three-year performance period for PSUs granted in 2020 ended on December 31, 2022, resulting in the vesting of 161,577 shares of common stock during the year ended December 31, 2023 with a fair value of $2.0 million on the vesting date. The number of vested shares related to PSUs granted in 2020 was less than the target PSUs of 201,978. The three-year performance period for PSUs granted in 2019 ended on December 31, 2021, resulting in the vesting of 183,373 shares of common stock during the year ended December 31, 2022 with a fair value of $2.6 million on the vesting date. The number of vested shares related to PSUs granted in 2019 was less than the target PSUs of 268,728. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2024, 2023 and 2022, there was $3.4 million, $4.9 million and $5.7 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at December 31, 2024 is expected to be recognized over a weighted average period of 1.5 years. Compensation expense related to the PSUs was $3.7 million, $4.7 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(c)Restricted Stock Units

During the years ended December 31, 2024, 2023 and 2022, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the years ended December 31, 2024, 2023 and 2022 were settled in cash.
A summary of the activity of the RSU awards under the 2017 Plan for the years ended December 31, 2024, 2023 and 2022, respectively, is presented below:

	2024		2023		2022
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	351,974	$11.65	263,708	$16.11	254,052	$17.45
Granted	256,389	8.53	244,140	10.24	105,566	14.88
Vested	(157,763)	12.45	(131,094)	17.40	(95,910)	18.32
Forfeited	—	—	(24,780)	14.80	—	—
Non-vested RSUs as of December 31	450,600	$9.59	351,974	$11.65	263,708	$16.11

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the year ended December 31, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. During the year ended December 31, 2023, 131,094 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. During the year ended December 31, 2022, 95,910 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.4 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of December 31, 2024, 2023 and 2022 there was $2.3 million, $2.1 million and $2.0 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at December 31, 2024 is expected to be recognized over a weighted average period of 1.6 years. Compensation expense related to the RSUs was $2.0 million, $2.0 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(d) Deferred Stock Units

During the year ended December 31, 2024, the Company granted DSUs that had been approved by the Compensation Committee and the Board of Directors to non-employee directors. Each DSU represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

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

A summary of the activity of the DSU awards under the 2017 Plan for the year ended December 31, 2024 is presented below:

	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	—	$—
Granted	110,772	6.50
Non-vested DSUs as of December 31	110,772	$6.50

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

As of December 31, 2024, there was $0.4 million of unrecognized compensation cost related to the non-vested portion of the DSUs. The unrecognized compensation cost related to the non-vested portion of the DSUs at December 31, 2024 is expected to be recognized over a weighted average period of 0.4 years. Compensation expense related to the DSUs was $0.3 million for the year ended December 31, 2024.

21. Income Taxes

For the years ended December 31, 2024, 2023 and 2022, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2024, 2023 and 2022, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current income tax provision
Federal	$35	$23	$2,355
State	86	273	862
Total current income tax provision	121	296	3,217
Deferred income tax provision (benefit)
Federal	866	(136)	(1,649)
State	49	(85)	(1,026)
Total deferred income tax provision (benefit)	915	(221)	(2,675)
Total income tax provision	$1,036	$75	$542

The Company’s effective income tax rate differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2024, 2023 and 2022, respectively, are as follows (dollar amounts in thousands).

	For the Years Ended December 31,
	2024		2023		2022
Benefit at statutory rate	$(12,808)	21.0%	$(10,204)	21.0%	$(71,422)	21.0%
Non-taxable REIT loss	13,007	(21.3)	6,901	(14.2)	64,479	(19.0)
State and local tax provision (benefit)	91	(0.1)	296	(0.6)	(78)	—
Other	(462)	0.8	(3,366)	6.9	(6,057)	1.8
Valuation allowance	1,208	(2.0)	6,448	(13.3)	13,620	(4.0)
Total provision	$1,036	(1.6)%	$75	(0.2)%	$542	(0.2)%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of December 31, 2024 and 2023, respectively, are as follows (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforward	$9,671	$7,128
Capital loss carryover	16,259	19,597
GAAP/Tax basis differences	11,346	2,989
Deferred tax assets	37,276	29,714
Less: Valuation allowance	(26,412)	(25,204)
Net deferred tax assets (1)	10,864	4,510
Deferred tax liabilities
GAAP/Tax basis differences	9,282	2,012
Deferred tax liabilities (2)	9,282	2,012
Total net deferred tax asset	$1,582	$2,498

(1)Included in other assets in the accompanying consolidated balance sheets.
(2)Included in other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2024, the Company, through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $43.6 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of December 31, 2024, the Company, through its wholly-owned TRSs, had also incurred approximately $73.3 million in capital losses. The Company’s carryforward capital losses will expire between 2025 and 2029 if they are not offset by future capital gains.

As of December 31, 2024, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $1.2 million. We will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

22. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest income
Residential loans
Residential loans	$50,266	$54,188	$113,134
Consolidated SLST	39,194	34,061	36,448
Residential loans held in securitization trusts	129,905	97,492	80,116
Total residential loans	219,365	185,741	229,698
Investment securities available for sale	163,977	57,514	15,825
Multi-family loans	10,589	10,519	11,185
Other	7,349	4,886	1,680
Total interest income	401,280	258,660	258,388
Interest expense
Repurchase agreements	183,285	91,814	51,432
Collateralized debt obligations
Consolidated SLST	26,491	24,506	25,145
Residential loan securitizations	91,884	65,184	43,384
Non-Agency RMBS re-securitization	2,221	—	—
Total collateralized debt obligations	120,596	89,690	68,529
Senior unsecured notes	9,308	6,476	6,430
Subordinated debentures	4,236	4,154	2,590
Convertible notes	—	—	438
Total interest expense	317,425	192,134	129,419
Net interest income	$83,855	$66,526	$128,969

23. Other Income

The following table details the components of the Company's other income for the years ended December 31, 2024, 2023 and 2022, respectively (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Gain on sale of real estate (1)	$27,835	$4,763	$17,132
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	6,115	—	—
Servicing fee income	906	—	—
Preferred equity and mezzanine loan premiums resulting from early redemption	196	390	3,950
(Loss) gain on extinguishment of collateralized debt obligations and mortgages payable on real estate	(2,864)	(796)	2,214
Provision for uncollectible receivables (2)	(3,207)	—	—
Miscellaneous income (loss)	168	379	(4,558)
Total other income	$29,149	$4,736	$18,738

(1)See Notes 8 and 9 for description of nature of transactions out of which items arose.
(2)During the year ended December 31, 2024, the Company recorded a provision for uncollectible receivables for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

24. Segment Reporting

The Company is in the business of acquiring, investing in, financing and managing primarily mortgage-related single-family and multi-family residential assets (the “investment portfolio”) in the United States and derives its revenues from management of the investment portfolio. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The operating results of the Company’s investment portfolio, which includes residential loans, investment securities, multi-family loans and equity investments, including joint venture equity investments in multi-family properties, are regularly reviewed, in the aggregate, by the CODM based upon total assets reported on the consolidated balance sheets and net income (loss) reported on the consolidated statements of operations. The CODM also considers significant, and regularly reviews, consolidated salaries and benefits expense in the amounts of approximately $33.3 million, $35.2 million and $38.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The CODM utilizes the information reviewed to evaluate Company financial performance, benchmark Company results to those of its peers and monitor actual performance against projected performance. Net income (loss) is a key determinant of the Company’s book value (calculated as the Company’s stockholders’ equity attributable to common stockholders divided by outstanding common shares), a measure that is used by the CODM to evaluate Company performance overall and with respect to its peers and which is a component of the calculation of management’s compensation. Based upon the inputs discussed above, investment portfolio strategy and financing and capital and resource allocations rely on the determination of the CODM. Accordingly, the Company consists of a single operating and reporting segment and the consolidated financial statements and notes thereto are presented as a single reportable segment.

25. Subsequent Events

On January 14, 2025, the Company completed the issuance of $82.5 million in aggregate principal amount of its 9.125% Senior Notes due in 2030 (the "2030 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

On February 19, 2025, the Company's Board of Directors approved extensions of its common stock repurchase program, under which $189.7 million of the approved amount remained available for repurchase, and its preferred stock repurchase program, under which $97.6 million of the approved amount remained available for repurchase. The expiration dates of both stock repurchase programs were extended from March 31, 2025 to March 31, 2026.

Schedule III - Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)

December 31, 2024

			Initial Cost to Company			Gross Amount at Close of Period (1)
Market	Number of Properties	Encumbrances	Land	Buildings and Improvements	Total Adjustment to Basis (2)	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period (Years)
Operating Real Estate

Multi-Family - Operating
Collierville, TN	1	$39,267	$3,113	$45,616	$2,616	$3,113	$48,232	$51,345	$(5,795)	2000	2021	5	-	30
Corpus Christi, TX	1	45,120	4,900	49,539	892	4,900	50,431	55,331	(1,823)	1976	2023	5	-	30
Dallas, TX	1	29,906	3,616	40,497	3,715	3,616	44,212	47,828	(5,078)	2009	2021	5	-	30
Dallas, TX	1	26,063	5,728	34,635	1,672	5,728	36,307	42,035	(4,274)	2014	2021	5	-	30
Houston, TX	1	22,891	6,406	25,211	1,522	6,406	26,733	33,139	(3,437)	1993	2021	5	-	30
Little Rock, AR	1	25,361	2,366	27,229	1,228	2,366	28,457	30,823	(3,369)	1999	2021	5	-	30
Louisville, KY	1	41,576	5,567	52,819	1,118	5,567	53,937	59,504	(5,928)	2017	2021	5	-	30
Montgomery, AL	1	20,779	3,367	26,967	1,254	3,367	28,221	31,588	(3,174)	1988 - 1994	2022	5	-	30
San Antonio, TX	1	24,085	3,116	35,223	691	3,116	35,914	39,030	(4,087)	2015	2021	5	-	30
San Antonio, TX	1	35,398	6,827	43,240	2,851	6,827	46,091	52,918	(5,100)	2014	2021	5	-	30
St Petersburg, FL	1	56,160	9,823	74,801	4,299	9,823	79,100	88,923	(9,238)	2014	2021	5	-	30
Total Multi-Family - Operating	11	$366,606	$54,829	$455,777	$21,858	$54,829	$477,635	$532,464	$(51,303)

Single-Family Rental - Operating
Chicago, IL	227	$32,269	$10,139	$49,158	$11,037	$10,139	$60,194	$70,333	$(5,917)	1890 - 2010	2021- 2022	5	-	30
Baltimore, MD	119	18,015	9,274	24,979	4,774	9,250	29,778	39,028	(2,410)	1921 - 2006	2021- 2022	5	-	30
Houston, TX	76	11,800	3,958	18,076	2,441	3,958	20,517	24,475	(1,784)	1954 - 2021	2021 - 2022	5	-	30
Atlanta, GA	26	—	644	3,219	244	644	3,463	4,107	(125)	2004 - 2019	2023	5	-	30
Indianapolis, IN	13	—	228	981	643	228	1,624	1,852	(24)	1913 - 1958	2024	5	-	30
Pittsburgh, PA	12	—	509	2,050	(583)	321	1,655	1,976	(5)	1940 - 1991	2022	5	-	30
Tampa, FL	11	2,053	821	2,828	455	821	3,283	4,104	(266)	1951 - 2010	2022	5	-	30

Total Single-Family Rental - Operating	484	$64,137	$25,573	$101,291	$19,011	$25,361	$120,514	$145,875	$(10,531)

Total Operating Real Estate	495	$430,743	$80,402	$557,068	$40,869	$80,190	$598,149	$678,339	$(61,834)

Real Estate Held for Sale

Single-Family Rental - Held for Sale
Indianapolis, IN	12	—	123	1,162	(448)	72	765	837	—	1910 - 1930	2024	5	-	30
Atlanta, GA	7	—	162	656	(148)	133	537	670	—	2004 - 2019	2023	5	-	30
Baltimore, MD	6	1,054	583	1,389	(35)	533	1,404	1,937	—	1947 - 1959	2021 - 2022	5	-	30
Houston, TX	6	1,002	363	1,491	(289)	283	1,282	1,565	—	1953 - 2004	2021 -2022	5	-	30
Pittsburgh, PA	6	482	218	694	24	184	752	936	—	1900 - 2004	2022	5	-	30
Chicago, IL	3	302	84	483	15	79	503	582	—	1949 - 1952	2021 - 2022	5	-	30
Bedford, OH	1	89	31	124	(22)	22	111	133	—	1949	2022	5	-	30
Milwaukee, WI	1	150	44	230	(32)	38	204	242	—	1970	2022	5	-	30
Total Single-Family Rental - Held for Sale	42	$3,079	$1,608	$6,229	$(935)	$1,344	$5,558	$6,902	$—

Total Real Estate, net	537	$433,822	$82,010	$563,297	$39,934	$81,534	$603,707	$685,241	$(61,834)

Real Estate in Disposal Group Held for Sale

Multi-Family - Disposal Group
Fort Myers, FL	1	$38,220	$7,546	$34,504	$7,129	$7,546	$41,633	$49,179	$(1,865)	1973 & 1979	2021	5	-	30
Tampa, FL	1	55,150	10,152	53,668	7,019	9,760	61,079	70,839	(7,121)	1971 & 1972	2021	5	-	30
Total Multi-Family - Disposal Group	2	$93,370	$17,698	$88,172	$14,148	$17,306	$102,712	$120,018	$(8,986)

Total Real Estate	539	$527,192	$99,708	$651,469	$54,082	$98,840	$706,419	$805,259	$(70,820)

(1)The aggregate cost of consolidated real estate in the table above for U.S. federal income tax purposes was approximately $761 million as of December 31, 2024.
(2)Consists of costs capitalized subsequent to acquisition and impairment charges.

Notes to Schedule III (Dollar amounts in thousands)

1.Reconciliation of Operating Real Estate

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$1,197,066	$714,192	$970,363
Transfers in (1)	2,640	59,198	—
Acquisitions	—	—	827,882
Improvements	6,238	31,441	49,468
Reclassification to held and used	65,458	392,235	—
Reclassification to held for sale or disposal group held for sale	(593,063)	—	(1,133,521)
Balance at end of period	$678,339	$1,197,066	$714,192

(1)Transfers in represent transfers into operating real estate due to consolidation of a VIE (see Note 7) or from real estate owned or residential loans.

2.Reconciliation of Accumulated Depreciation for Operating Real Estate

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$(65,247)	$(21,224)	$(3,890)
Depreciation	(37,444)	(24,620)	(47,179)
Reclassification to held and used	(1,266)	(19,403)	—
Reclassification to held for sale or disposal group held for sale	42,123	—	29,845
Balance at end of period	$(61,834)	$(65,247)	$(21,224)

Schedule IV - Mortgage Loans on Real Estate
(dollar amounts in thousands)

December 31, 2024

Asset Type	Number of Loans	Interest Rate	Maturity Date	Carrying Value (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest (2)
Residential loans
First lien loans
Original loan amount $0 - $99,999	188	0.00% - 14.99%	09/03/2022 - 10/01/2064	$4,018	$734
Original loan amount $100,000 - $199,999	84	2.00% - 11.38%	02/03/2029 - 03/01/2064	9,144	1,313
Original loan amount $200,000 - $299,999	68	2.50% - 8.13%	08/01/2027 - 11/01/2063	13,960	1,722
Original loan amount over $299,999	94	2.75% - 8.63%	11/01/2035 - 10/01/2064	44,515	2,140

Second lien loans
Original loan amount $0 - $99,999	27	0.00% - 8.63%	06/01/2024 - 08/01/2062	916	456
Original loan amount $100,000 - $199,999	1	7.25% - 7.25%	04/01/2047 - 04/01/2047	36	—
Original loan amount $200,000 - $299,999	1	7.75% - 7.75%	11/01/2049 - 11/01/2049	223	—

Business purpose loans
Original loan amount $0 - $99,999	369	5.63% - 13.25%	01/12/2021 - 01/01/2055	33,791	3,772
Original loan amount $100,000 - $199,999	533	4.25% - 13.25%	08/05/2020 - 01/01/2055	81,157	9,804
Original loan amount $200,000 - $299,999	221	6.32% - 15.19%	12/10/2021 - 01/01/2055	55,701	9,751
Original loan amount over $299,999	468	6.06% - 14.99%	09/01/2021 - 01/01/2055	388,805	90,805

Residential loans held in securitization trusts
First lien loans
Original loan amount $0 - $99,999	1,244	0.00% - 14.29%	06/01/2025 - 04/01/2064	59,984	4,347
Original loan amount $100,000 - $199,999	1,880	0.00% - 14.75%	02/10/2025 - 06/01/2064	191,063	10,586
Original loan amount $200,000 - $299,999	1,040	0.00% - 13.00%	08/01/2025 - 09/01/2063	183,310	7,748
Original loan amount over $299,999	1,355	1.88% - 9.40%	03/01/2027 - 11/01/2063	448,697	20,186

Second lien loans
Original loan amount $0 - $99,999	121	5.75% - 8.75%	10/01/2032 - 06/01/2062	3,727	—
Original loan amount $100,000 - $199,999	8	6.25% - 8.63%	11/01/2032 - 03/01/2050	879	—
Original loan amount $200,000 - $299,999	3	6.75% - 7.75%	03/01/2046 - 01/01/2050	469	—

Business purpose loans
Original loan amount $0 - $99,999	928	4.00% - 14.19%	10/01/2023 - 08/01/2054	100,115	2,260
Original loan amount $100,000 - $199,999	1,396	3.75% - 13.65%	11/01/2023 - 08/01/2054	213,140	2,432
Original loan amount $200,000 - $299,999	677	3.50% - 13.63%	03/01/2024 - 05/01/2064	172,912	2,913
Original loan amount over $299,999	1,147	3.49% - 13.99%	04/01/2023 - 05/01/2064	869,504	12,098

Consolidated SLST
First lien loans	7,246	1.38% - 10.50%	03/01/2021 - 10/01/2064	965,672	117,071
				$3,841,738	$300,138

(1)The aggregate cost for U.S. federal income tax purposes of consolidated mortgage loans in the table above, excluding Consolidated SLST, is approximately $1.9 billion as of December 31, 2024. The Company invests in first loss subordinated securities and certain IOs issued by Consolidated SLST. Consolidated SLST carrying value in the table above represents the carrying value of the residential loans in the securitization that have been consolidated in accordance with GAAP.
(2)Of this amount, approximately $6.2 million was acquired from controlled and other affiliates.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the year ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$3,084,303	$3,525,080	$3,575,601
Additions during period:
Purchases (1)	2,177,949	620,277	1,733,265
Accretion of purchase discount	5,539	6,689	5,292
Change in realized and unrealized gains	10,378	65,485	(404,524)
Deductions during period:
Repayments of principal	(1,179,999)	(1,062,930)	(1,362,294)
Transfer to REO	(85,342)	(42,485)	(18,858)
Transfer to SFR	(3,120)	—	—
Cost of loans sold	(162,883)	(25,144)	—
Amortization of premium	(5,087)	(2,669)	(3,402)
Balance at end of period	$3,841,738	$3,084,303	$3,525,080

(1)The Company exercised its option to purchase 50% of the issued and outstanding interests of an entity that originates residential loans during the year ended December 31, 2023. The Company purchased $307.8 million, $80.8 million and $260.6 million of residential loans from the entity during the years ended December 31, 2024, 2023 and 2022, respectively.