Form 10-Q
period 2025-03-31
NEW YORK MORTGAGE TRUST, INC.
filed 2025-05-02
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 25, 2025 was 90,298,221.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Residential loans, at fair value	$3,913,268	$3,841,738
Investment securities available for sale, at fair value	4,646,812	3,828,544
Multi-family loans, at fair value	87,222	86,192
Equity investments, at fair value	93,999	113,492
Cash and cash equivalents	177,072	167,422
Real estate, net	617,305	623,407
Assets of disposal group held for sale	113,406	118,613
Other assets	354,971	437,874
Total Assets (1)	$10,004,055	$9,217,282
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$4,485,716	$4,012,225
Collateralized debt obligations ($2,429,141 at fair value and $757,673 at amortized cost, net as of March 31, 2025 and $2,135,680 at fair value and $842,764 at amortized cost, net as of December 31, 2024)	3,186,814	2,978,444
Senior unsecured notes ($139,761 at fair value and $99,087 at amortized cost, net as of March 31, 2025 and $60,310 at fair value and $98,886 at amortized cost, net as of December 31, 2024)	238,848	159,196
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	365,455	366,606
Liabilities of disposal group held for sale	91,153	97,065
Other liabilities	172,757	147,612
Total liabilities (1)	8,585,743	7,806,148

Commitments and Contingencies (See Note 16)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	13,382	12,359

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,164,414 shares issued and outstanding ($554,110 aggregate liquidation preference)	535,445	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,529,421 and 90,574,996 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	905	906
Additional paid-in capital	2,284,569	2,289,044
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,418,973)	(1,430,675)
Company's stockholders' equity	1,401,946	1,394,720
Non-controlling interests	2,984	4,055
Total equity	1,404,930	1,398,775
Total Liabilities and Equity	$10,004,055	$9,217,282

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2025 and December 31, 2024, assets of consolidated VIEs totaled $4,222,979 and $3,988,584, respectively, and the liabilities of consolidated VIEs totaled $3,679,092 and $3,477,211, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
NET INTEREST INCOME:
Interest income	$129,734	$83,892
Interest expense	96,636	66,029
Total net interest income	33,098	17,863

NET LOSS FROM REAL ESTATE:
Rental income	17,534	33,153
Other real estate income	3,121	4,923
Total income from real estate	20,655	38,076
Interest expense, mortgages payable on real estate	6,007	20,769
Depreciation and amortization	5,895	12,576
Other real estate expenses	10,988	21,100
Total expenses related to real estate	22,890	54,445
Total net loss from real estate	(2,235)	(16,369)

OTHER INCOME (LOSS):
Realized losses, net	(41,100)	(10,533)
Unrealized gains (losses), net	118,203	(39,390)
(Losses) gains on derivative instruments, net	(46,802)	49,211
Income (loss) from equity investments	3,589	(2,136)
Impairment of real estate	(3,905)	(36,247)
Loss on reclassification of disposal group	—	(14,636)
Other income (loss)	1,967	(3,592)
Total other income (loss)	31,952	(57,323)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	12,414	13,054
Portfolio operating expenses	7,206	7,742
Debt issuance costs	5,482	3,545
Total general, administrative and operating expenses	25,102	24,341

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	37,713	(80,170)
Income tax expense (benefit)	648	(111)

NET INCOME (LOSS)	37,065	(80,059)
Net loss attributable to non-controlling interests	5,090	22,158
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	42,155	(57,901)
Preferred stock dividends	(11,870)	(10,439)
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$30,285	$(68,340)

Basic earnings (loss) per common share	$0.33	$(0.75)
Diluted earnings (loss) per common share	$0.33	$(0.75)
Weighted average shares outstanding-basic	90,583	91,117
Weighted average shares outstanding-diluted	91,091	91,117
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$30,285	$(68,340)
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	4
TOTAL OTHER COMPREHENSIVE INCOME	—	4
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$30,285	$(68,336)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2024	$906	$535,445	$2,289,044	$(1,430,675)	$—	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(3,627) allocated to redeemable non-controlling interest)	—	—	—	42,155	—	42,155	(1,463)	40,692
Stock based compensation (benefit) expense, net	(1)	—	862	—	—	861	—	861
Dividends declared on common stock	—	—	—	(18,106)	—	(18,106)	—	(18,106)
Dividends declared on preferred stock	—	—	—	(11,870)	—	(11,870)	—	(11,870)
Dividends attributable to dividend equivalents	—	—	—	(477)	—	(477)	—	(477)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	595	595
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(203)	(203)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(5,337)	—	—	(5,337)	—	(5,337)
Balance, March 31, 2025	$905	$535,445	$2,284,569	$(1,418,973)	$—	$1,401,946	$2,984	$1,404,930

Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(14,400) allocated to redeemable non-controlling interest)	—	—	—	(57,901)	—	(57,901)	(7,758)	(65,659)
Stock based compensation expense (benefit), net	5	—	(1,201)	—	—	(1,196)	—	(1,196)
Dividends declared on common stock	—	—	—	(18,246)	—	(18,246)	—	(18,246)
Dividends declared on preferred stock	—	—	—	(10,439)	—	(10,439)	—	(10,439)
Dividends attributable to dividend equivalents	—	—	—	(150)	—	(150)	—	(150)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4
Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,598	1,598
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	436	436
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(779)	(779)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(6,428)	—	—	(6,428)	—	(6,428)
Balance, March 31, 2024	$912	$535,445	$2,289,452	$(1,340,553)	$—	$1,485,256	$13,950	$1,499,206
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$37,065	$(80,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization	4,750	2,311
Depreciation and amortization expense related to operating real estate	5,895	12,576
Realized losses, net	41,100	10,533
Unrealized (gains) losses, net	(118,203)	39,390
Losses (gains) on derivative instruments, net	46,802	(49,211)
Loss (gain) on sale of real estate	45	(134)
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	—	(50)
Impairment of real estate	3,905	36,247
Loss on reclassification of disposal group	—	14,636
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	692
Income from preferred equity, mezzanine loan and equity investments	(6,169)	(604)
Distributions of income from preferred equity, mezzanine loan and equity investments	8,143	3,886
Stock based compensation expense (benefit), net	861	(1,196)
Cash reclassified from assets of disposal group held for sale	642	3,061
Changes in operating assets and liabilities	983	(5,208)
Net cash provided by (used in) operating activities	25,819	(13,130)

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	663,336	—
Principal paydowns received on investment securities	80,193	35,842
Purchases of investment securities	(1,466,298)	(297,553)
Principal repayments received on residential loans	343,690	230,260
Proceeds from sales of residential loans	8,352	28,912
Purchases of residential loans	(398,774)	(303,694)
Return of capital from equity investments	16,900	5,000
Funding of preferred equity, mezzanine loan and equity investments	(166)	(172)
Net variation margin (paid) received for derivative instruments	(71,382)	34,441
Net payments received from derivative instruments	23,517	15,306
Net proceeds from sale of real estate	8,647	4,772
Proceeds from sales of joint venture equity investments in Consolidated VIEs	—	50
Decrease in cash from de-consolidation of Consolidated VIEs	—	(1,150)
Capital expenditures on real estate	(2,234)	(5,988)
Purchases of other assets	(6)	(10)
Net cash used in investing activities	(794,225)	(253,984)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	472,930	39,711
Proceeds from issuance of senior unsecured notes	82,500	—
Proceeds from issuance of collateralized debt obligations	328,561	500,543
Dividends paid on common stock and dividend equivalents	(18,460)	(20,465)
Dividends paid on preferred stock	(10,420)	(10,420)
Net distributions to non-controlling interests in Consolidated VIEs	(296)	(304)
Payments made on and extinguishment of collateralized debt obligations	(120,814)	(170,085)
Payments made on Consolidated SLST CDOs	(14,955)	(12,506)
Net (payments made on) proceeds received from mortgages payable on real estate	(5,263)	729
Net cash provided by financing activities	713,783	327,203

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(54,623)	60,089
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	329,024	330,642
Cash, Cash Equivalents and Restricted Cash - End of Period	$274,401	$390,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$99,802	$75,001
Cash paid (refunds received) for income taxes	$6	$(145)

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$38,402	$—
De-consolidation of real estate held in Consolidated VIEs	$—	$193,168
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$194,256
Transfer from residential loans to real estate owned	$23,165	$17,948
Transfer from residential loans to real estate, net	$—	$2,640

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$19,967	$19,647
Dividends declared on preferred stock to be paid in subsequent period	$11,885	$10,454

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$177,072	$226,939
Restricted cash included in other assets	97,329	163,792
Total cash, cash equivalents, and restricted cash	$274,401	$390,731
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
1. Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is an internally-managed real estate investment trust (“REIT”) in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets. Our principal objective is to generate long-term stable earnings for distribution to our stockholders over changing economic conditions with a diversified investment portfolio. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2025, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, the accompanying condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three months ended March 31, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Summary of Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires a public business entity to disclose specific information about certain costs and expenses in the notes to financial statements. The effective date for ASU 2024-03, as amended by ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Clarifying the Effective Date, is for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company expects that the adoption of ASU 2024-03 will result in additional disclosures in its notes to consolidated financial statements.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025				December 31, 2024
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$462,225	$1,093,200	$2,597,548	$4,152,973	$652,642	$1,111,633	$2,365,060	$4,129,335
Discount	(3,186)	(25,187)	(41,740)	(70,113)	(1,750)	(24,303)	(48,702)	(74,755)
Unrealized losses	(13,477)	(108,763)	(47,352)	(169,592)	(18,626)	(121,658)	(72,558)	(212,842)
Carrying value	$445,562	$959,250	$2,508,456	$3,913,268	$632,266	$965,672	$2,243,800	$3,841,738

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of March 31, 2025 and December 31, 2024 (see Note 13).
(2)The Company invests in first loss subordinated securities and certain IOs issued by Freddie Mac-sponsored residential loan securitizations. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitizations and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 14).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 14).

The following table presents the unrealized gains (losses), net attributable to residential loans, at fair value for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$6,168	$12,895	$24,188	$283	$506	$(3,251)

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

The Company recognized $0.4 million of net realized losses and $0.1 million of net realized gains on the payoff of residential loans, at fair value during the three months ended March 31, 2025 and 2024, respectively. The Company also recognized $0.1 million of net realized gains and $3.0 million of net realized losses on the sale of residential loans, at fair value during the three months ended March 31, 2025 and 2024, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of March 31, 2025 and December 31, 2024, respectively, are as follows:

	March 31, 2025			December 31, 2024
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	26.5%	11.8%	17.4%	23.0%	11.7%	20.2%
Florida	13.2%	9.1%	12.0%	10.4%	9.1%	12.2%
New York	8.4%	10.8%	6.7%	6.6%	10.8%	6.6%
New Jersey	7.8%	6.7%	5.7%	8.0%	6.8%	5.2%
Texas	6.5%	4.4%	7.5%	6.2%	4.4%	7.9%
Illinois	2.0%	6.3%	3.1%	2.2%	6.3%	3.1%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
March 31, 2025	$171,193	$192,510	$9,114	$9,491
December 31, 2024	159,558	183,067	8,098	8,749

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $127.8 million and an aggregate unpaid principal balance of $144.3 million as of March 31, 2025.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $117.9 million and $117.1 million were 90 days or more delinquent as of March 31, 2025 and December 31, 2024, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $44.0 million as of March 31, 2025.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025				December 31, 2024
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$2,252,190	$24,074	$(2,451)	$2,273,813	$1,483,619	$7,819	$(7,991)	$1,483,447
Freddie Mac	2,072,966	17,304	(3,629)	2,086,641	1,465,419	3,914	(13,720)	1,455,613
Total Fixed rate	4,325,156	41,378	(6,080)	4,360,454	2,949,038	11,733	(21,711)	2,939,060
Adjustable rate
Fannie Mae	94,785	1,776	—	96,561	97,267	265	(631)	96,901
Freddie Mac	31,423	470	—	31,893	32,852	20	(191)	32,681
Total Adjustable rate	126,208	2,246	—	128,454	130,119	285	(822)	129,582
Interest-only
Ginnie Mae	76,246	2,484	(13,154)	65,576	78,627	843	(16,092)	63,378
Freddie Mac	5,006	—	(770)	4,236	5,251	—	(459)	4,792
Total Interest-only	81,252	2,484	(13,924)	69,812	83,878	843	(16,551)	68,170
Total Agency RMBS	4,532,616	46,108	(20,004)	4,558,720	3,163,035	12,861	(39,084)	3,136,812
Non-Agency RMBS	60,703	5,611	(2,527)	63,787	66,203	6,098	(2,614)	69,687
U.S. Treasury securities	25,342	—	(1,037)	24,305	657,659	—	(35,614)	622,045
Total	$4,618,661	$51,719	$(23,568)	$4,646,812	$3,886,897	$18,959	$(77,312)	$3,828,544

Accrued interest receivable for investment securities available for sale in the amount of $21.8 million and $22.4 million as of March 31, 2025 and December 31, 2024, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three months ended March 31, 2025 and 2024, the Company recognized $86.5 million in net unrealized gains and $33.2 million in net unrealized losses on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 13, respectively.

Realized Gain and Loss Activity

The following table summarizes our investment securities sold during the three months ended March 31, 2025 (dollar amounts in thousands):

	Three Months Ended March 31, 2025
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury securities	$658,763	$3,700	$(30,570)	$(26,870)
Non-Agency RMBS	4,573	52	—	52
Total	$663,336	$3,752	$(30,570)	$(26,818)

The Company did not sell investment securities during the three months ended March 31, 2024.

The Company recognized write-downs of non-Agency RMBS for a loss of $0.4 million for the three months ended March 31, 2024.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 39 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of March 31, 2025 and December 31, 2024, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.1 years and 7.4 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Weighted Average Life	March 31, 2025	December 31, 2024
0 to 5 years	$1,364,616	$604,459
Over 5 to 10 years	3,278,361	2,923,871
10+ years	3,835	300,214
Total	$4,646,812	$3,828,544

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Investment amount	$91,096	$90,485
Unrealized losses, net	(3,874)	(4,293)
Total, at Fair Value	$87,222	$86,192

For the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million in net unrealized gains and $4.8 million in net unrealized losses on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)The Company has reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of March 31, 2025 and December 31, 2024, respectively, are as follows:

	March 31, 2025	December 31, 2024
Texas	36.3%	36.1%
Tennessee	14.3%	14.4%
Florida	11.7%	11.6%
Arkansas	10.2%	10.3%
Louisiana	8.8%	8.8%
North Carolina	6.1%	6.2%
Indiana	5.5%	5.6%

6. Equity Investments, at Fair Value

The Company's equity investments consist of, or have consisted of, preferred equity ownership interests in entities that invest in multi-family properties where the risks and payment characteristics are equivalent to an equity investment (or multi-family preferred equity ownership interests), an equity ownership interest in an entity that originates residential loans (or single-family equity ownership interest) and joint venture equity investments in multi-family properties. The Company's equity investments are accounted for under the equity method and are presented at fair value on its condensed consolidated balance sheets as a result of a fair value election.

The following table presents the Company's equity investments as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Lucie at Tradition Holdings, LLC	70%	$22,428	70%	$21,821
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,549	58%	9,322
Tides on 27th Investors, LLC	54%	10,428	54%	10,245
Rapid City RMI JV LLC	50%	10,846	50%	10,637
EHOF-NYMT Sunset Apartments Preferred, LLC	—	—	57%	21,411
Total - Multi-Family Preferred Equity Ownership Interests		53,251		73,436

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC	70%	—	70%	141
GWR Gateway Partners, LLC	70%	1,111	70%	1,197
Total - Joint Venture Equity Investments in Multi-Family Properties		1,111		1,338

Single-Family Equity Ownership Interests
Constructive Loans, LLC (1)	50%	39,637	50%	38,718
Total - Single-Family Equity Ownership Interests		39,637		38,718
Total		$93,999		$113,492

(1)The Company purchased $150.7 million and $40.8 million of residential loans from this entity during the three months ended March 31, 2025 and 2024, respectively.

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

The following table presents income from multi-family preferred equity ownership interests for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands). Income from these investments is presented in income (loss) from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three months ended March 31, 2025 and 2024 includes $0.7 million and $0.1 million of net unrealized gains, respectively.

	For the Three Months Ended March 31,
Investment Name	2025	2024
Lucie at Tradition Holdings, LLC	$850	$757
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	386	321
Tides on 27th Investors, LLC	312	641
Rapid City RMI JV LLC	399	431
EHOF-NYMT Sunset Apartments Preferred, LLC	950	679
Syracuse Apartments and Townhomes, LLC	—	705
Palms at Cape Coral, LLC	—	69
Total Income - Multi-Family Preferred Equity Ownership Interests	$2,897	$3,603

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in income (loss) from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents income (loss) from these investments for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
Investment Name	2025	2024
Single-Family Equity Ownership Interests (1)
Constructive Loans, LLC	$919	$(1,689)
Total Income (Loss) - Single-Family Equity Ownership Interests	$919	$(1,689)

Joint Venture Equity Investments in Multi-Family Properties (2)
GWR Cedars Partners, LLC	$(141)	$(1,620)
GWR Gateway Partners, LLC	(86)	(2,430)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(227)	$(4,050)

(1)Includes net unrealized losses of $1.6 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes net unrealized losses of $0.2 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025, the Company completed two securitizations of certain residential loans for which the Company received net proceeds of approximately $326.3 million after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2025, the Company exercised its right to an optional redemption of one of its residential loan securitizations with an outstanding principal balance of $54.4 million at the time of redemption and returned the assets held by the trust to the Company, recognizing no gain or loss on the extinguishment of the collateralized debt obligation.

During the year ended December 31, 2024, the Company completed a re-securitization of its investment in certain subordinated securities issued by Consolidated SLST (see below), which the Company refers to as a non-Agency RMBS re-securitization. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its investment in Consolidated SLST.

As of March 31, 2025 and December 31, 2024, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of March 31, 2025 and December 31, 2024, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 14). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of two securitization trusts as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Consolidated SLST securities owned by the Company had a fair value of $148.1 million and $148.5 million, respectively (see Note 17). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the non-Agency RMBS re-securitization and continues to consolidate Consolidated SLST.

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

During the three months ended March 31, 2024, the Company sold its joint venture equity investment in one multi-family property, which resulted in the de-consolidation of the joint venture entity's assets and liabilities (see Note 9).

The Company is also the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it has the power to direct the activities of the VIE and consolidates this VIE into its condensed consolidated financial statements.

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of March 31, 2025 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,929	$3,929
Residential loans, at fair value	2,508,456	959,250	—	3,467,706
Real estate, net held in Consolidated VIEs (1)	—	—	477,189	477,189
Assets of disposal group held for sale (2)	—	—	113,406	113,406
Other assets	144,394	3,932	12,423	160,749
Total assets	$2,652,850	$963,182	$606,947	$4,222,979

Collateralized debt obligations ($2,429,141 at fair value and $757,673 at amortized cost, net)	$2,381,541	$805,273	$—	$3,186,814
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	365,455	365,455
Liabilities of disposal group held for sale (2)	—	—	91,153	91,153
Other liabilities	21,158	8,543	5,969	35,670
Total liabilities	$2,402,699	$813,816	$462,577	$3,679,092
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$13,382	$13,382
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$2,859	$2,859
Net investment (6)	$250,151	$149,366	$128,129	$527,646

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of December 31, 2024 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$4,151	$4,151
Residential loans, at fair value	2,243,800	965,672	—	3,209,472
Real estate, net held in Consolidated VIEs (1)	—	—	481,161	481,161
Assets of disposal group held for sale (2)	—	—	118,613	118,613
Other assets	154,426	4,065	16,696	175,187
Total assets	$2,398,226	$969,737	$620,621	$3,988,584

Collateralized debt obligations ($2,135,680 at fair value and $842,764 at amortized cost, net)	$2,166,853	$811,591	$—	$2,978,444
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	366,606	366,606
Liabilities of disposal group held for sale (2)	—	—	97,065	97,065
Other liabilities	16,162	8,313	10,621	35,096
Total liabilities	$2,183,015	$819,904	$474,292	$3,477,211
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$12,359	$12,359
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$3,930	$3,930
Net investment (6)	$215,211	$149,833	$130,040	$495,084

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

The following table presents condensed statements of operations for non-Company-sponsored VIEs for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands). The following table includes net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	For the Three Months Ended March 31,
	2025			2024
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$10,740	$—	$10,740	$8,127	$—	$8,127
Interest expense	6,964	—	6,964	5,801	—	5,801
Total net interest income	3,776	—	3,776	2,326	—	2,326

Income from real estate	—	18,486	18,486	—	35,093	35,093
Expenses related to real estate	—	20,027	20,027	—	51,761	51,761
Total net loss from real estate	—	(1,541)	(1,541)	—	(16,668)	(16,668)

Unrealized gains (losses), net	3,264	—	3,264	(36)	—	(36)
(Losses) gains on derivative instruments, net	—	(15)	(15)	—	2,518	2,518
Impairment of real estate	—	(3,565)	(3,565)	—	(32,214)	(32,214)
Loss on reclassification of disposal group	—	—	—	—	(14,636)	(14,636)
Other income	—	1	1	—	3	3
Total other income (loss)	3,264	(3,579)	(315)	(36)	(44,329)	(44,365)

Net income (loss)	7,040	(5,120)	1,920	2,290	(60,997)	(58,707)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	5,090	5,090	—	22,158	22,158
Net income (loss) attributable to Company	$7,040	$(30)	$7,010	$2,290	$(38,839)	$(36,549)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$12,359	$28,061
Contributions	—	39
Distributions	(687)	—
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(3,627)	(14,400)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	5,337	6,428
Ending balance	$13,382	$20,128

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of March 31, 2025 include a weighted average capitalization rate of 5.6% (ranges from 5.0% to 6.3%) and a weighted average discount rate of 14.8% (ranges from 13.6% to 15.6%).

Unconsolidated VIEs

As of March 31, 2025 and December 31, 2024, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of March 31, 2025 and December 31, 2024, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Other assets	Total
Non-Agency RMBS	$—	$22,126	$—	$—	$22,126
Preferred equity investments in multi-family properties	87,222	—	53,251	—	140,473
Joint venture equity investments in multi-family properties	—	—	1,111	—	1,111
Other investments	—	—	—	2,000	2,000
Maximum exposure	$87,222	$22,126	$54,362	$2,000	$165,710

	December 31, 2024
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Other assets	Total
Non-Agency RMBS	$—	$22,892	$—	$—	$22,892
Preferred equity investments in multi-family properties	86,192	—	73,436	—	159,628
Joint venture equity investments in multi-family properties	—	—	1,338	—	1,338
Other investments	—	—	—	2,000	2,000
Maximum exposure	$86,192	$22,892	$74,774	$2,000	$185,858

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Land	$80,170	$80,190
Building and improvements	581,595	581,283
Furniture, fixture and equipment	17,529	16,866
Operating real estate	$679,294	$678,339
Accumulated depreciation	(67,728)	(61,834)
Operating real estate, net	$611,566	$616,505
Real estate held for sale, net (1)	$5,739	$6,902
Real estate, net (2)	$617,305	$623,407

(1)Real estate held for sale, net includes certain single-family rental properties and is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.
(2)The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. See Note 9 for additional information.

Multi-family Apartment Properties

As of March 31, 2025 and December 31, 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Also as of March 31, 2025 and December 31, 2024, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities and the entity in which it holds a preferred equity investment into its condensed consolidated financial statements (see Note 7).

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Operating real estate, net is periodically evaluated for impairment. As of March 31, 2025, the Company determined that no multi-family properties owned by joint venture equity investments were impaired. As of March 31, 2024, the Company determined that four multi-family properties owned by joint venture equity investments were impaired. The calculation of impairment amounts for multi-family properties utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $32.8 million impairment of real estate in the three months ended March 31, 2024.

Single-family Rental Properties

As of March 31, 2025 and December 31, 2024, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the three months ended March 31, 2025 and 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $0.1 million and $4.0 million, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations. Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions and automated valuation model data. During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $4.0 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the three months ended March 31, 2025, the Company sold single-family rental properties for proceeds of approximately $0.9 million, recognizing a net loss on sale of approximately $45 thousand, which is included in other income on the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company sold single-family rental properties for proceeds of approximately $0.9 million, recognizing a net gain on sale of approximately $0.1 million.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles were fully amortized as of March 31, 2025 and December 31, 2024.

The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Depreciation expense on operating real estate	$5,895	$11,149
Amortization of lease intangibles related to operating real estate	—	1,427
Total depreciation and amortization	$5,895	$12,576

9. Assets and Liabilities of Disposal Group Held for Sale

The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale as of March 31, 2025 and December 31, 2024.

In March 2024, the Company suspended the marketing of one joint venture equity investment, determined that it no longer met the criteria to be classified as held for sale and transferred the assets and liabilities of the Consolidated VIE to their respective categories on the accompanying consolidated balance sheets. As a result of this transfer, the Company adjusted the carrying value of the long-lived assets in the Consolidated VIE and recognized an approximately $14.6 million loss on reclassification of disposal group during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company sold its ownership interest in one joint venture equity investment in a multi-family property, which resulted in the de-consolidation of the joint venture entity's assets and liabilities and a gain on de-consolidation of approximately $0.1 million, which is included in other income (loss) in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024.

As of March 31, 2025, two joint venture equity investments are classified as disposal group held for sale. The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,819	$2,461
Real estate, net	108,581	111,032
Other assets	3,006	5,120
Total assets of disposal group held for sale (1)	$113,406	$118,613

Mortgages payable on real estate, net (2)	$89,364	$93,370
Other liabilities	1,789	3,695
Total liabilities of disposal group held for sale (1)	$91,153	$97,065

(1)Assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $2.3 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate was based upon a discounted cash flow analysis using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. During the three months ended March 31, 2025, the Company recognized net impairment losses of $3.6 million for real estate, net in the disposal group held for sale. As of March 31, 2024, the fair value, net of selling costs of a multi-family property owned by one of the joint venture entities in which we held an equity investment that had previously been impaired was more than the property's net carrying value. Accordingly, the Company recognized a $0.6 million recovery of value in the three months ended March 31, 2024. See Note 17 for descriptions of valuation methodologies utilized for other classes of assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of March 31, 2025 for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Pretax (loss) income of disposal group held for sale	$(2,936)	$651
Pretax loss (income) of disposal group attributable to non-controlling interest in Consolidated VIEs	293	(30)
Pretax (loss) income of disposal group attributable to Company's common stockholders	$(2,643)	$621

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
The following table summarizes the Company's derivative instruments as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate caps	Other assets	$346	$56
Options	Other assets	3,184	—
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Total derivative assets (1)		$3,530	$56

U.S. Treasury futures	Other liabilities	$—	$—
Credit default swaps	Other liabilities	—	—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$—	$—
(1)Excludes interest rate cap contracts held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale (see Note 9).

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate and accounts for the receipt or payment of variation margin as a direct reduction of or increase in the carrying value of the related asset or liability.
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$346	$—	$—	$346
Options	3,184	—	—	3,184
Interest rate swaps	10,293	(10,293)	—	—
Total derivative assets	$13,823	$(10,293)	$—	$3,530

Derivative liabilities
Credit default swaps	$(7,870)	$—	$7,870	$—
Interest rate swaps	(30,422)	10,293	20,129	—
U.S. Treasury futures	(967)	—	967	—
Total derivative liabilities	$(39,259)	$10,293	$28,966	$—

	December 31, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$56	$—	$—	$56
Interest rate swaps	63,942	(10,134)	(53,808)	—
U.S. Treasury futures	952	(658)	(294)	—
Total derivative assets	$64,950	$(10,792)	$(54,102)	$56

Derivative liabilities
Credit default swaps	$(9,120)	$—	$9,120	$—
Interest rate swaps	(10,134)	10,134	—	—
U.S. Treasury futures	(658)	658	—	—
Total derivative liabilities	$(19,912)	$10,792	$9,120	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	March 31, 2025	December 31, 2024
Agency RMBS	Investment securities available for sale, at fair value	$50,122	$33,399
Restricted cash	Other assets	38,860	68,253
Total initial margin collateral		$88,982	$101,652

Margin excess related to settlement of variation margin in the amount of approximately $8.1 million and $11.1 million as of March 31, 2025 and December 31, 2024, respectively, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $8.6 million and $8.1 million as of March 31, 2025 and December 31, 2024, respectively, is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the activity of derivative instruments for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2025
Type of Derivative Instrument	December 31, 2024	Additions	Terminations	March 31, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	160	—	160
Interest rate swaps	4,134,267	1,584,169	(1,224,060)	4,494,376
Credit default swaps	400,000	—	—	400,000
U.S. Treasury futures	406,100	112,500	(406,100)	112,500

	Notional Amount For the Three Months Ended March 31, 2024
Type of Derivative Instrument	December 31, 2023	Additions/Transfers In (1)	Terminations	March 31, 2024
Interest rate caps	$550,025	$148,044	$(161,165)	$536,904
Options	—	202	(102)	100
Interest rate swaps	2,778,015	904,180	(305,450)	3,376,745
Credit default swaps	—	400,000	—	400,000
U.S. Treasury futures	—	280,750	(255,450)	25,300

(1)Includes a transfer from disposal group held for sale with respect to an interest rate cap held in a certain Consolidated Real Estate VIE (see Note 9).

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to our derivative instruments, which are included in (losses) gains on derivative instruments, net in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025		2024
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$(15)	$—	$2,806
Options	—	2,690	(211)	(509)
Interest rate swaps	26,336	(73,938)	5,230	43,709
Credit default swaps	(1,000)	1,246	(1,011)	(995)
U.S. Treasury futures	(860)	(1,261)	169	23
Total	$24,476	$(71,278)	$4,177	$45,034
(1)Includes interest rate caps held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale (see Note 9).

The following tables present information about an interest rate cap contract related to a variable-rate mortgage payable on real estate that is not included in disposal group held for sale as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

March 31, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2026

December 31, 2024
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2025

The following tables present information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,321,550	4.54%	4.71%
2026	30,660	4.37%	4.43%
2027	672,503	3.98%	4.52%
2028	923,857	3.96%	4.55%
2029	270,275	3.91%	4.55%
2030	554,947	3.98%	4.34%
2033	199,590	3.73%	4.67%
2034	178,224	3.86%	4.55%
2035	289,720	4.01%	4.34%
Total	$4,441,326	4.13%	4.56%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,377,250	4.53%	4.89%
2026	159,120	4.10%	4.53%
2027	622,123	3.98%	4.75%
2028	510,325	3.90%	4.93%
2029	614,585	3.86%	4.71%
2033	319,590	4.00%	4.83%
2034	178,224	3.86%	4.83%
2044	300,000	3.34%	4.80%
Total	$4,081,217	4.09%	4.82%

The following tables present information about our interest rate swaps whereby we receive fixed rate payments in exchange for floating rate payments as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	4.98%
2033	43,500	3.64%	4.84%
Total	$53,050	3.61%	4.87%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.15%
2033	43,500	3.64%	5.01%
Total	$53,050	3.61%	5.04%

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

11. Mortgage Servicing Rights

The Company owned MSRs as of March 31, 2025 and December 31, 2024 resulting from distributions of MSRs received from its equity investment in an entity that originates residential loans (see Note 6) and purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 17) and are included in other assets in the accompanying condensed consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following table presents activity related to MSRs for the three months ended March 31, 2025 (dollar amounts in thousands). The Company did not have MSRs during the three months ended March 31, 2024.

For the Three Months Ended March 31, 2025
Balance at beginning of period	$21,003
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(347)
Other changes in fair value, including runoff	(359)
Balance at end of period	$20,297

The following table presents the components of servicing fee income recognized during the three months ended March 31, 2025 (dollar amounts in thousands). Servicing fee income is included in other income (loss) on the accompanying condensed consolidated statements of operations.

For the Three Months Ended March 31, 2025
Servicing fees	$1,249
Prepayment fees	680
Ancillary and other fee income (1)	50
Servicing fee income	$1,979

(1)Includes default interest and late fee collections.

The Company recognized subservicing fee expenses in the amount of $0.2 million related to MSRs during the three months ended March 31, 2025, which is included in portfolio operating expenses on the accompanying condensed consolidated statements of operations.

12. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Restricted cash (1)	$97,329	$161,602
Accrued interest receivable	61,270	62,075
Real estate owned	50,619	47,651
Collections receivable from residential loan servicers	41,360	50,294
Other receivables	25,812	27,776
Mortgage servicing rights	20,297	21,003
Recoverable advances on residential loans	17,440	17,391
Other assets in consolidated multi-family properties	12,077	16,640
Receivables from derivative counterparties	8,124	11,059
Deferred tax assets	5,941	10,864
Operating lease right-of-use assets	5,168	5,460
Derivative assets (2)	3,530	56
Other	6,004	6,003
Total	$354,971	$437,874

(1)Restricted cash represents cash held by third parties including initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Accrued interest payable	$43,207	$41,015
Securities purchased but not settled	38,402	—
Dividends and dividend equivalents payable	31,852	30,280
Unfunded commitments for residential and multi-family investments	12,594	14,001
Margin payable to derivative counterparties	8,610	8,137
Advanced remittances from residential loan servicers	6,668	7,029
Accrued expenses	6,430	11,141
Deferred revenue	6,118	5,817
Accrued expenses and other liabilities in consolidated multi-family properties	5,969	10,621
Operating lease liabilities	5,620	5,935
Deferred tax liabilities	4,353	9,282
Other	2,934	4,354
Total	$172,757	$147,612

13. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	March 31, 2025	December 31, 2024
Investment securities	$4,128,622	$3,516,611
Residential loans and real estate owned	289,896	428,399
Single-family rental properties	67,198	67,215
Total carrying value	$4,485,716	$4,012,225

As of March 31, 2025, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP at 5.82%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of March 31, 2025, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of March 31, 2025, the Company had $173.1 million included in cash and cash equivalents and $256.8 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at March 31, 2025 (dollar amounts in thousands):

Unencumbered Securities	March 31, 2025
Agency RMBS	$216,096
Non-Agency RMBS (1) (2)	40,679
Total	$256,775

(1)Includes IOs in Consolidated SLST with a fair value of $13.3 million as of March 31, 2025. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $5.3 million as of March 31, 2025. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $100.2 million at March 31, 2025.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements with six financial institutions to finance residential loans, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
March 31, 2025	$2,775,000	$357,483	$(389)	$357,094	$495,999	6.63%	6.64
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $13.1 million, a weighted average rate of 6.85%, and weighted average months to maturity of 6 months as of March 31, 2025. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $15.0 million, a weighted average rate of 7.09%, and weighted average months to maturity of 8 months as of December 31, 2024.
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
(3)Includes residential loans and real estate owned with an aggregate carrying value of $363.3 million and single-family rental properties with a net carrying value of $132.7 million as of March 31, 2025. Includes residential loans and real estate owned with an aggregate carrying value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans, real estate owned and single-family rental properties will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The outstanding financings under the repurchase agreements with five of the counterparties with an aggregate outstanding balance of $344.4 million as of March 31, 2025 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans, real estate owned and single-family rental properties at March 31, 2025 and December 31, 2024 amounted to $2.4 million and $2.5 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

As of March 31, 2025, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of March 31, 2025 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of March 31, 2025 and December 31, 2024, the Company had amounts outstanding under repurchase agreements with eleven counterparties and nine counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)
Agency RMBS	$4,060,557	$4,254,071	$4,225,254	$2,830,925	$2,975,400	$2,995,820
Non-Agency RMBS (2)	43,892	58,768	57,266	50,622	67,352	64,375
U.S. Treasury securities	24,173	24,617	25,654	635,064	633,833	669,447
Balance at end of the period	$4,128,622	$4,337,456	$4,308,174	$3,516,611	$3,676,585	$3,729,642

(1)Collateral pledged includes restricted cash posted as margin in the amount of $0.3 million and $11.8 million as of March 31, 2025 and December 31, 2024, respectively.

(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $17.1 million and $20.6 million as of March 31, 2025 and December 31, 2024, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of March 31, 2025 and December 31, 2024, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 95.8% and 96.0%, respectively, that implies an average "haircut" of 4.2% and 4.0%, respectively. As of March 31, 2025, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.9%, 27.7%, and 1.0%, respectively.

As of March 31, 2025 and December 31, 2024, the average days to maturity for repurchase agreements secured by investment securities were 35 days and 26 days, respectively, and the weighted average interest rates were 4.49% and 4.84%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at March 31, 2025 and December 31, 2024 amounted to $28.2 million and $28.4 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Contractual Maturity	March 31, 2025	December 31, 2024
Within 30 days	$1,707,863	$2,103,332
Over 30 days to 90 days	2,420,759	1,413,279
Total	$4,128,622	$3,516,611

14. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$852,049	$805,273	3.40%	2059 - 2064
Residential loan securitizations at fair value (4)	1,578,586	1,554,353	5.73%	2029 - 2069
Residential loan securitizations at amortized cost, net	763,188	757,673	4.38%	2035 - 2062
Non-Agency RMBS re-securitization at fair value (4)	69,506	69,515	7.38%	2064
Total collateralized debt obligations	$3,263,329	$3,186,814

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	1,281,896	1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	850,547	842,764	4.35%	2027 - 2062
Non-Agency RMBS re-securitization at fair value (4)	70,867	70,757	7.38%	2064
Total collateralized debt obligations	$3,070,314	$2,978,444

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of March 31, 2025, CDOs with an aggregate outstanding face amount of $1.8 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three months ended March 31, 2025 and 2024, the Company recognized $4.7 million in net unrealized losses and $1.6 million in net unrealized gains, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of March 31, 2025 had stated maturities as follows:

Year ending December 31,	Total
2025	$—
2026	—
2027	—
2028	—
2029	225,000
Thereafter	3,038,329
Total	$3,263,329

15. Debt

Senior Unsecured Notes

On January 14, 2025, the Company completed the issuance of $82.5 million in aggregate principal amount of its 9.125% Senior Notes due 2030 (the "2030 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

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

The 2030 Senior Notes, 2029 Senior Notes and 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
2030 Senior Notes at fair value	$82,500	$80,025	$—	$—
2029 Senior Notes at fair value	60,000	59,736	60,000	60,310
2026 Senior Notes at amortized cost, net	100,000	99,087	100,000	98,886
Total Senior Unsecured Notes	$242,500	$238,848	$160,000	$159,196

2030 Senior Notes

The 2030 Senior Notes bear interest at a rate equal to 9.125% per year, payable in cash quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on April 1, 2025, and mature on April 1, 2030, unless earlier redeemed. The Company may redeem the 2030 Senior Notes, in whole or in part, at any time at the Company’s option on or after April 1, 2027, at a redemption price equal to 100% of the outstanding principal amount of the 2030 Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Company has elected the fair value option with respect to the 2030 Senior Notes. None of the change in the fair value of the 2030 Senior Notes for the three months ended March 31, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $2.5 million in net unrealized gains on the 2030 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.

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

The Company has elected the fair value option with respect to the 2029 Senior Notes. None of the change in the fair value of the 2029 Senior Notes for the three months ended March 31, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $0.6 million in net unrealized gains on the 2029 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.

2026 Senior Notes

As of March 31, 2025, the Company had $100.0 million aggregate principal amount of its 2026 Senior Notes outstanding. Costs related to the issuance of the 2026 Senior Notes which include underwriting, legal, accounting and other fees, are reflected as deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $0.9 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.64%.

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

As of March 31, 2025, the Company's 2026 Senior Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than four times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of March 31, 2025 and through the date of this Quarterly Report on Form 10-Q.

Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of March 31, 2025, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 2, 2025, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of March 31, 2025 and December 31, 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the three months ended March 31, 2024, one entity in which the Company held a joint venture equity investment entered into a debt restructuring agreement with the senior lender for its mortgage payable. As part of the agreement, the required strike price of the interest rate cap agreement related to the respective mortgage payable increased and a portion of interest payments was deferred until the maturity date. The restructuring did not result in a change in the carrying amount of the mortgage payable and no gain was recorded. During the year ended December 31, 2024, the Company sold its joint venture equity investment in the entity, which resulted in the de-consolidation of the mortgage payable subject to the debt restructuring agreement as of December 31, 2024.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
March 31, 2025	$366,928	$366,928	$(1,473)	$365,455	2026 - 2032	4.42%
December 31, 2024	368,158	368,158	(1,552)	366,606	2026 - 2032	4.48%

(1)The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the applicable entities, as required by loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of March 31, 2025, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2025	$—
2026	125,959
2027	—
2028	—
2029	282,028
2030	82,500
Thereafter	163,941
$654,428

16. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2025, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of March 31, 2025, the Company had commitments to fund up to $184.8 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment.

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

e.Equity Investments – Fair value for equity investments is determined by (i) the valuation process for preferred equity and mezzanine loan investments as described in c. above, (ii) using a direct capitalization rate applied to stabilized net income of the underlying property or (iii) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity and the net asset value ("NAV") of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

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

i.Senior unsecured notes – The Company's 2030 Senior Notes and 2029 Senior Notes are valued using pricing models that consider observable market data to determine the fair value of identical or similar securities and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$445,562	$445,562	$—	$—	$632,266	$632,266
Consolidated SLST	—	—	959,250	959,250	—	—	965,672	965,672
Residential loans held in securitization trusts	—	—	2,508,456	2,508,456	—	—	2,243,800	2,243,800
Investment securities available for sale:
Agency RMBS	—	4,558,720	—	4,558,720	—	3,136,812	—	3,136,812
Non-Agency RMBS	—	63,787	—	63,787	—	69,687	—	69,687
U.S. Treasury securities	—	24,305	—	24,305	—	622,045	—	622,045
Multi-family loans	—	—	87,222	87,222	—	—	86,192	86,192
Equity investments	—	—	93,999	93,999	—	—	113,492	113,492
Derivative assets:
Interest rate caps (1) (2)	—	346	—	346	—	56	—	56
Options (2)	—	3,184	—	3,184	—	—	—	—
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Mortgage servicing rights (2)	—	—	20,297	20,297	—	—	21,003	21,003
Assets of disposal group held for sale (3)	—	222	—	222	—	67	—	67
Total	$—	$4,650,564	$4,114,786	$8,765,350	$—	$3,828,667	$4,062,425	$7,891,092
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$805,273	$805,273	$—	$—	$811,591	$811,591
Residential loan securitizations	—	1,554,353	—	1,554,353	—	1,253,332	—	1,253,332
Non-Agency RMBS re-securitization	—	69,515	—	69,515	—	70,757	—	70,757
Senior unsecured notes	—	139,761	—	139,761	—	60,310	—	60,310
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$1,763,629	$805,273	$2,568,902	$—	$1,384,399	$811,591	$2,195,990

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(3)Includes interest rate caps classified as Level 2 instruments in the amount of $0.2 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.
(4)All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative liabilities of $39.3 million netted against derivative assets of $10.3 million and a net variation margin of $29.0 million as of March 31, 2025. Includes derivative liabilities of $19.9 million netted against derivative assets of $64.9 million and a variation margin of $45.0 million as of December 31, 2024. See Note 10 for additional information.

The following tables detail changes in valuation for the Level 3 assets for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Mortgage servicing rights	Total
Balance at beginning of period	$632,266	$965,672	$2,243,800	$86,192	$113,492	$21,003	$4,062,425
Total gains/(losses) (realized/unrealized)
Included in earnings	5,857	11,743	25,378	2,991	3,589	(706)	48,852
Transfers out (1)	(22,506)	—	(659)	—	—	—	(23,165)
Transfer to securitization trust, net (2)	(464,214)	—	464,214	—	—	—	—
Paydowns/Distributions	(56,731)	(18,165)	(261,880)	(1,961)	(23,082)		(361,819)
Sales	(2,075)	—	(6,277)	—	—	—	(8,352)
Acquisitions	352,965	—	43,880	—	—		396,845
Balance at the end of period	$445,562	$959,250	$2,508,456	$87,222	$93,999	$20,297	$4,114,786

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned assets.
(2)During the three months ended March 31, 2025, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).

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

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$811,591	$593,737
Total gains (realized/unrealized)
Included in earnings	8,637	1,396
Paydowns	(14,955)	(12,506)
Balance at the end of period	$805,273	$582,627

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

March 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,779,673	Discounted cash flow	Lifetime CPR	8.6%	—	-	49.8%
			Lifetime CDR	0.6%	—	-	30.2%
			Loss severity	11.6%	—	-	96.8%
			Yield	7.4%	5.0%	-	32.9%

	$174,345	Liquidation model	Annual home price appreciation/(depreciation)	0.5%	—	-	9.7%
			Liquidation timeline (months)	18	1	-	54
			Property value	$2,106,041	$6,000	-	$12,750,000
			Yield	7.6%	7.5%	-	26.8%

Consolidated SLST (4)	$959,250		Liability price	N/A

Total	$3,913,268

Multi-family loans (1) (2)	$87,222	Discounted cash flow	Discount rate	12.5%	11.0%	-	14.0%
			Months to assumed redemption	24	< 1	-	48
			Loss severity	—

Equity investments (1) (3)	$53,251	Discounted cash flow	Discount rate	16.0%	15.0%	-	17.5%
			Months to assumed redemption	18	3	-	47
			Loss severity	—

	$1,111	Direct Capitalization	Capitalization Rate	6.0%	6.0%	-	6.0%

Mortgage servicing rights (1)	$20,297	Discounted cash flow	Lifetime voluntary prepayment rate	10.5%	1.0%	-	26.6%
			Lifetime CDR	2.2%	—	-	41.1%
			Yield	12.6%	12.0%	-	14.0%

Liabilities
Consolidated SLST CDOs (4) (5)	$805,273	Discounted cash flow	Yield	5.5%	4.5%	-	12.8%
			Collateral prepayment rate	6.2%	2.7%	-	7.2%
			Collateral default rate	1.3%	—	-	7.4%
			Loss severity	20.3%	10.0%	-	78.2%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.

(2)As of March 31, 2025, the Company has reduced the fair value of one multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. Unobservable inputs do not include inputs related to this multi-family loan. As of March 31, 2025, the Company had one multi-family loan mature on April 1, 2025, which was repaid in full on its maturity date.
(3)Equity investments do not include equity ownership interests in an entity that originates residential loans. The fair value of this investment is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity.
(4)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At March 31, 2025, the fair value of investment securities we own in Consolidated SLST amounts to $148.1 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three months ended March 31, 2025 and 2024, respectively, for our Level 3 assets and liabilities held as of March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Assets
Residential loans:
Residential loans (1)	$(2,342)	$(8,303)
Consolidated SLST (1)	12,895	506
Residential loans held in securitization trusts (1)	23,905	(4,362)
Multi-family loans (1)	410	(4,777)
Equity investments (2)	(1,363)	(6,161)
Mortgage servicing rights (1)	(706)	—
Liabilities
Consolidated SLST CDOs (1)	(9,631)	(542)

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in income (loss) from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$177,072	$177,072	$167,422	$167,422
Residential loans	Level 3	3,913,268	3,913,268	3,841,738	3,841,738
Investment securities available for sale	Level 2	4,646,812	4,646,812	3,828,544	3,828,544
Multi-family loans	Level 3	87,222	87,222	86,192	86,192
Equity investments	Level 3	93,999	93,999	113,492	113,492
Derivative assets	Level 2	3,530	3,530	56	56
Derivative assets in disposal group held for sale	Level 2	222	222	67	67
Mortgage servicing rights	Level 3	20,297	20,297	21,003	21,003
Financial Liabilities:
Repurchase agreements	Level 2	4,485,716	4,485,716	4,012,225	4,012,225
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	757,673	740,808	842,764	818,482
Residential loan securitizations at fair value	Level 2	1,554,353	1,554,353	1,253,332	1,253,332
Consolidated SLST	Level 3	805,273	805,273	811,591	811,591
Non-Agency RMBS re-securitization	Level 2	69,515	69,515	70,757	70,757
Subordinated debentures	Level 3	45,000	38,976	45,000	38,918
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	99,087	99,488	98,886	98,632
Senior unsecured notes at fair value	Level 2	139,761	139,761	60,310	60,310
Mortgages payable on real estate	Level 3	365,455	353,914	366,606	347,915
Mortgages payable on real estate in disposal group held for sale	Level 3	89,364	89,364	93,370	93,370

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

18. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,164,414 shares issued and outstanding as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following table summarizes the Company’s Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)
Fixed-to-Floating Rate
Series D	8,400,000	6,107,318	$147,745	$152,683	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,343,151	177,697	183,579	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%
Series F	7,750,000	5,740,209	138,418	143,505	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	2,973,736	71,585	74,343	7.000%	January 15, 2027
Total	31,500,000	22,164,414	$535,445	$554,110

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2024 through March 31, 2025:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
March 20, 2025	April 1, 2025	April 15, 2025	$0.50	$0.687036875	$0.4296875	$0.43750
December 10, 2024	January 1, 2025	January 15, 2025	0.50	0.4921875	0.4296875	0.43750
September 19, 2024	October 1, 2024	October 15, 2024	0.50	0.4921875	0.4296875	0.43750
June 18, 2024	July 1, 2024	July 15, 2024	0.50	0.4921875	0.4296875	0.43750
March 13, 2024	April 1, 2024	April 15, 2024	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,529,421 and 90,574,996 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2024 through March 31, 2025:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	$0.20
Fourth Quarter 2024	December 10, 2024	December 20, 2024	January 23, 2025	0.20
Third Quarter 2024	September 19, 2024	September 30, 2024	October 28, 2024	0.20
Second Quarter 2024	June 18, 2024	June 28, 2024	July 29, 2024	0.20
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	0.20

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

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

There were no shares of Preferred Stock issued under the Preferred Equity Distribution Agreement during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $100.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

19. Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net income (loss) attributable to the Company's common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per common share takes into account the effect of dilutive instruments, such as performance share units ("PSUs"), restricted stock units ("RSUs") and deferred stock units ("DSUs"), and the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

During the three months ended March 31, 2025, certain of the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

During the three months ended March 31, 2024, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$42,155	$(57,901)
Less: Preferred Stock dividends	(11,870)	(10,439)
Net income (loss) attributable to Company's common stockholders	$30,285	$(68,340)
Basic weighted average common shares outstanding	90,583	91,117
Basic Earnings (Loss) per Common Share	$0.33	$(0.75)

Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Company	$42,155	$(57,901)
Less: Preferred Stock dividends	(11,870)	(10,439)
Net income (loss) attributable to Company's common stockholders	$30,285	$(68,340)
Weighted average common shares outstanding	90,583	91,117
Net effect of assumed PSUs vested	415	—
Net effect of assumed RSUs and DSUs vested	93	—
Diluted weighted average common shares outstanding	91,091	91,117
Diluted Earnings (Loss) per Common Share	$0.33	$(0.75)

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

Of the common stock authorized at March 31, 2025, 3,164,197 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 301,472 shares under the 2017 Plan as of March 31, 2025. The Company’s employees have been issued 1,437,160 shares of restricted stock under the 2017 Plan as of March 31, 2025. At March 31, 2025, there were 235,797 shares of non-vested restricted stock outstanding, 2,863,258 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,201,728 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 110,772 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

Of the common stock authorized at December 31, 2024, 5,093,685 shares were reserved for issuance under the 2017 Plan. The Company's non-employee directors had been issued 301,472 shares under the 2017 Plan as of December 31, 2024. The Company’s employees had been issued 1,475,184 shares of restricted stock under the 2017 Plan as of December 31, 2024. At December 31, 2024, there were 538,159 shares of non-vested restricted stock outstanding, 1,879,052 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 450,600 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 110,772 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

(a) Restricted Common Stock Awards

During the three months ended March 31, 2025 and 2024, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.5 million and $0.9 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the three months ended March 31, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	538,159	$10.39	524,570	$13.57
Granted	—	—	342,628	8.23
Vested	(264,338)	11.44	(246,917)	13.90
Forfeited	(38,024)	9.34	(3,529)	11.33
Non-vested shares as of March 31	235,797	$9.38	616,752	$10.45
Restricted stock granted during the period	—	$—	342,628	$8.23

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2025 and 2024, the Company had unrecognized compensation expense of $1.9 million and $5.8 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over a weighted average period of 1.5 years. The total fair value of restricted shares vested during the three months ended March 31, 2025 and 2024 was approximately $1.6 million and $2.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the three months ended March 31, 2025, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three months ended March 31, 2024 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the three months ended March 31, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	939,523	$11.48	905,825	$18.12
Granted	710,132	6.82	—	—
Vested	—	—	(350,886)	22.31
Forfeited	(218,026)	18.66	—	—
Non-vested target PSUs as of March 31	1,431,629	$8.08	554,939	$15.47

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the three months ended March 31, 2025. The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the three months ended March 31, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2025 and 2024, there was $7.2 million and $4.1 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at March 31, 2025 is expected to be recognized over a weighted average period of 2.2 years. Compensation expense related to the PSUs was $0.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

(c) Restricted Stock Units

During the three months ended March 31, 2025, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three months ended March 31, 2025 and 2024 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the three months ended March 31, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	450,600	$9.59	351,974	$11.65
Granted	1,042,229	5.91	—	—
Vested	(198,297)	10.24	(157,763)	12.45
Forfeited	(92,804)	6.21	—	—
Non-vested RSUs as of March 31	1,201,728	$6.55	194,211	$10.99

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the three months ended March 31, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. During the three months ended March 31, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of March 31, 2025 and 2024, there was $7.1 million and $1.8 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at March 31, 2025 is expected to be recognized over a weighted average period of 2.4 years. Compensation expense related to the RSUs was $0.7 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

(d) Deferred Stock Units

Under the 2017 Plan, each DSU granted to non-employee directors represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

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

A summary of the activity of the DSU awards under the 2017 Plan for the three months ended March 31, 2025 is presented below:

	2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	110,772	$6.50
Granted	—	—
Non-vested DSUs as of March 31	110,772	$6.50

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

As of March 31, 2025, there was $0.2 million of unrecognized compensation cost related to the non-vested portion of the DSUs. The unrecognized compensation cost related to the non-vested portion of the DSUs at March 31, 2025 is expected to be recognized over a weighted average period of 0.2 years. Compensation expense related to the DSUs was $0.2 million for the three months ended March 31, 2025.

21. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax expense (benefit) for the three months ended March 31, 2025 and 2024, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Current income tax expense	$653	$163
Deferred income tax benefit	(5)	(274)
Total income tax expense (benefit)	$648	$(111)

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of March 31, 2025 and December 31, 2024, respectively, are as follows (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforward	$6,936	$9,671
Capital loss carryover	20,755	16,259
GAAP/Tax basis differences	3,640	11,346
Deferred tax assets	31,331	37,276
Less: Valuation allowance	(25,390)	(26,412)
Net deferred tax assets (1)	5,941	10,864
Deferred tax liabilities
GAAP/Tax basis differences	4,353	9,282
Deferred tax liabilities (2)	4,353	9,282
Total net deferred tax asset	$1,588	$1,582

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2025, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $31.3 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of March 31, 2025, the Company, through its wholly-owned TRSs, had also incurred approximately $93.6 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2030 if they are not offset by future capital gains.

As of March 31, 2025, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is a decrease of approximately $1.0 million. The Company will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

22. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income
Residential loans
Residential loans	$11,018	$11,689
Consolidated SLST	10,740	8,127
Residential loans held in securitization trusts	43,241	26,931
Total residential loans	64,999	46,747
Investment securities available for sale	61,049	32,903
Multi-family loans	2,580	2,642
Other	1,106	1,600
Total interest income	129,734	83,892
Interest expense
Repurchase agreements	52,489	39,153
Collateralized debt obligations
Consolidated SLST	6,964	5,801
Residential loan securitizations	30,325	18,376
Non-Agency RMBS re-securitization	1,290	—
Total collateralized debt obligations	38,579	24,177
Senior unsecured notes	4,617	1,626
Subordinated debentures	951	1,073
Total interest expense	96,636	66,029
Net interest income	$33,098	$17,863

23. Other Income (Loss)

The following table details the components of the Company's other income (loss) for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Servicing fee income	$1,979	$—
(Loss) gain on sale of real estate (1)	(45)	134
Preferred equity and mezzanine loan premiums resulting from early redemption	—	98
Gain on de-consolidation of joint venture equity investment in Consolidated VIEs	—	50
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	(692)
Provision for uncollectible receivables (2)	—	(3,207)
Miscellaneous income	33	25
Total other income (loss)	$1,967	$(3,592)

(1)See Notes 8 and 9 for description of nature of transactions out of which items arose.
(2)During the three months ended March 31, 2024, the Company recorded a provision for uncollectible receivables for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

24. Segment Reporting

The Company is in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets (the “investment portfolio”) in the United States and derives its revenues from management of the investment portfolio. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The operating results of the Company’s investment portfolio, which includes residential loans, investment securities, multi-family loans and equity investments, including joint venture equity investments in multi-family properties, are regularly reviewed, in the aggregate, by the CODM based upon total assets reported on the condensed consolidated balance sheets and net income (loss) reported on the condensed consolidated statements of operations. The CODM also considers significant, and regularly reviews, consolidated salaries and benefits expense in the amounts of approximately $7.8 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The CODM utilizes the information reviewed to evaluate Company financial performance, benchmark Company results to those of its peers and monitor actual performance against projected performance. Net income (loss) is a key determinant of the Company’s book value (calculated as the Company’s stockholders’ equity attributable to common stockholders divided by outstanding common shares), a measure that is used by the CODM to evaluate Company performance overall and with respect to its peers and which is a component of the calculation of management’s compensation. Based upon the inputs discussed above, investment portfolio strategy and financing and capital and resource allocations rely on the determination of the CODM. Accordingly, the Company consists of a single operating and reporting segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

25. Subsequent Events

In April 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share.

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
•our exposure to liquidity risk, risks associated with the use of leverage, and market risks; and
•risks associated with investing in real estate assets, including changes in business conditions and the general economy, the availability of investment opportunities and the conditions in the markets for residential loans, mortgage-backed securities, structured multi-family investments and other assets in which we invest.

These and other risks, uncertainties and factors, including the risk factors described in our most recent Annual Report on Form 10-K and in this Quarterly Report on For 10-Q, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•“Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of residential loans guaranteed by a government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government, such as the Governmental National Mortgage Association (“Ginnie Mae”);

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

Portfolio Update

During the three months ended March 31, 2025, we continued to expand our investment securities and residential loan portfolios. Our investment activity was offset primarily by repayments and sales of investment securities and residential loans. The following table presents the activity for our investment portfolio for the three months ended March 31, 2025 (dollar amounts in thousands):

	December 31, 2024	Acquisitions (1)	Repayments (2)	Sales	Fair Value Changes and Other (3)	March 31, 2025
Residential loans	$2,876,066	$396,846	$(318,611)	$(8,352)	$8,069	$2,954,018
Investment securities
Agency RMBS	3,136,812	1,451,435	(79,607)	—	50,080	4,558,720
Non-Agency RMBS	69,687	—	(586)	(4,573)	(741)	63,787
U.S. Treasury securities	622,045	53,265	—	(658,763)	7,758	24,305
Total investment securities available for sale	3,828,544	1,504,700	(80,193)	(663,336)	57,097	4,646,812
Consolidated SLST (4)	148,508	—	(3,553)	—	3,106	148,061
Total investment securities	3,977,052	1,504,700	(83,746)	(663,336)	60,203	4,794,873
Preferred equity investments, mezzanine loans and equity investments	199,684	—	(16,900)	—	(1,563)	181,221
Equity investments in consolidated multi-family properties (5)	151,210	1,274	(450)	—	2,200	154,234
Equity investments in disposal group held for sale (6)	19,504	3,080	—	—	(2,678)	19,906
Single-family rental properties	142,246	293	—	(988)	(1,435)	140,116
Mortgage servicing rights	21,003	—	—	—	(706)	20,297
Total investment portfolio	$7,386,765	$1,906,193	$(419,707)	$(672,676)	$64,090	$8,264,665

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
(4)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively, follows (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Residential loans, at fair value	$959,250	$965,672
Deferred interest (a)	(5,916)	(5,573)
Less: Collateralized debt obligations, at fair value	(805,273)	(811,591)
Consolidated SLST investment securities owned by NYMT	$148,061	$148,508

(a)Included in other liabilities on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

(5)See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

(6)The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

General

We are an internally-managed REIT for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets. Our principal objective is to generate long-term stable earnings for distribution to our stockholders over changing economic conditions with a diversified investment portfolio. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS.

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

Executive Summary

Since the second quarter of 2023, we have endeavored to stabilize our portfolio through increased investment activity with a focus on generating recurring income for our stockholders. During this time, our investment strategy focused on assets with less price sensitivity to credit deterioration, like Agency RMBS, and low duration, higher-coupon investments, like business purpose loans, while optimizing financing and growing partnerships with originators to increase acquisition volumes.

Throughout this period, we have achieved solid momentum in our portfolio acquisition activity, acquiring approximately $4.1 billion of assets during the year ending December 31, 2024, and an additional $1.9 billion during the three months ended March 31, 2025. These efforts contributed to a 55% increase in interest income and a more than 57% increase in adjusted interest income, a supplemental non-GAAP financial measure, for the first quarter of 2025 over the same period in 2024. In addition, we generated net income attributable to common stockholders of $0.33 per share and earnings available for distribution, a supplemental non-GAAP financial measure, of $0.20 per share for the first quarter of 2025, demonstrating continued momentum in portfolio growth and income generation.

In September 2022, we announced that our Board of Directors approved a strategic repositioning of our business through the opportunistic disposition of our joint venture equity investments in multi-family properties over time and the reallocation of the returned capital from such investments to our targeted assets. As of March 31, 2025, we have reduced our exposure to this disposal group of multi-family investments to $19.9 million over two multi-family properties. We are not currently targeting multi-family investments and anticipate allocating minimal new capital to such investments in the future solely to protect our existing interests. We expect that our multi-family portfolio, including our Mezzanine Lending investments, will wind down over time.

Our targeted investments include (i) residential loans, including business purpose loans, (ii) Agency RMBS, (iii) non-Agency RMBS and (iv) certain other mortgage-, residential housing- and credit-related assets and strategic investments in companies from which we purchase, or may in the future purchase, our targeted assets. Subject to maintaining our qualification as a REIT and the maintenance of our exclusion from registration as an investment company under the Investment Company Act, we also may opportunistically acquire and manage various other types of mortgage-, residential housing- and other credit-related or alternative investments that we believe will compensate us appropriately for the risks associated with them, including, without limitation, CMBS, collateralized mortgage obligations, MSRs, excess mortgage servicing spreads, securities issued by newly originated securitizations, including credit sensitive securities from these securitizations, ABS and debt or equity investments in alternative assets or businesses.

As of March 31, 2025, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 4 and 5 to the table under "— Capital Allocation") increased to 3.4x and 3.2x, respectively, from 3.0 and 2.9x, respectively, as of December 31, 2024, primarily due to the financing of highly liquid Agency RMBS. As of March 31, 2025, 62% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 57% of that debt collateralized by Agency RMBS and 5% collateralized by residential credit assets. The remaining 38% has no exposure to margin calls relating to collateral repricing by our counterparties. We anticipate a gradual increase in leverage as we further scale our investment portfolio. Nonetheless, we remain committed to prudently managing our liabilities and intend to continue pursuing longer-term, non-mark-to-market financing arrangements for portions of our credit portfolio, which we believe will enhance our liquidity management and better insulate the business from potential market dislocations. In support of this strategy, in January 2025, we completed the issuance of $82.5 million of our 9.125% Senior Notes due 2030 in an underwritten public offering, receiving $79.3 million in net proceeds which were predominantly used to purchase Agency RMBS. In the first quarter of 2025 we also completed two new securitizations of residential loans resulting in approximately $326.3 million of net proceeds to us after deducting expenses associated with the transactions and concurrently redeemed a residential loan securitization with an outstanding balance of approximately $54.4 million.

Looking ahead, we expect to continue to opportunistically dispose of assets from our multi-family portfolio and generate higher portfolio turnover to pursue investments across the residential housing sector with a focus on acquiring assets capable of growing our interest income. We expect to remain selective in acquiring residential credit assets and are committed to prudently managing our liabilities. Our investment and capital allocation decisions depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments.

Current Market Conditions and Commentary

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which are driven by numerous factors including changes in interest rates and the supply and demand for mortgage-, housing- and credit-related assets in the marketplace, market volatility, our ability to identify and acquire assets on favorable terms, our ability to dispose of assets from time to time on favorable terms, the ability of our operating partners, tenants and borrowers of our loans and those that underlie our investment securities to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

Financial markets experienced volatility and declines in performance in the first quarter of 2025 followed by further deterioration after quarter end, due in part to the implementation of tariffs and trade policy uncertainty. Mortgage-related markets remained challenged in the first quarter of 2025 as borrowers remained sensitive to higher interest rates and origination volumes were down by some measures, among other considerations. The Dow Jones Industrial Average finished the first quarter of 2025 down 1.28%, and the Nasdaq Composite Index finished the first quarter of 2025 down 10.42%. Trade, interest rate and monetary policy uncertainty, mixed inflation data and geopolitical instability have further cautioned a number of economic outlooks, with concerns regarding the potential for stagflation growing. We anticipate that due to uncertainty related to trade policy, inflation, interest rates, monetary policy, the U.S. debt limit and the implementation of the new U.S. presidential administration’s policies, markets and the pricing for many of our assets will continue to experience volatility in 2025.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy contracted in the first quarter of 2025 with real gross domestic product (“GDP”) decreasing by 0.3% (advanced estimate) annualized rate, as compared to the annualized 2.4% GDP growth in the fourth quarter of 2024 and annualized 1.6% GDP growth in the first quarter of 2024. The first quarter 2025 GDP decrease marks the first quarter of GDP contraction since the first quarter of 2022. In addition to the GDP contraction in the first quarter of 2025, inflation remains persistently above the Federal Reserve’s target of two percent, job growth remains robust and U.S. trade policy remains volatile. Uncertainty about how the Federal Reserve may adjust its monetary policy or the target range for the federal funds rate in response to such macroeconomic trends may limit or undermine business activity and the potential for future GDP growth, which could negatively impact the value of credit investments.

The tight U.S. labor market seen in 2024 continued into the first quarter of 2025 with stronger than expected job growth, although increases in the labor force participation rate, in part, drove the unemployment rate marginally higher. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.2% at the end of March 2025, finishing up slightly from the unemployment rate of 4.1% as of the end of December 2024. The number of unemployed persons increased by 0.5 million year-over-year to 7.1 million as of the end of March 2025. There continues to be a disparity between the number of available job openings, 7.6 million as of the end of February 2025, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of March 2025, average hourly earnings for all employees on non-farm payrolls rose 3.8% year-over-year.

After raising the target range for the federal funds rate a total of 5.25% in 2022 and 2023, bringing the range to its highest level in over 22 years, and holding the range at that target for 14 months, the Federal Reserve cut the target range three times in 2024 for an aggregate reduction of 100 basis points. In considering additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook, and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. In its March 2025 statement, the Federal Reserve acknowledged that uncertainty around the economic outlook had increased and that inflation remains somewhat elevated. Such economic uncertainty and elevated inflation along with recently implemented U.S. tariffs have led some market commentators to suggest that the Federal Reserve is likely to make fewer or smaller cuts, if any, to the target range for the federal funds rate in 2025. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

After receding in 2024, fears of an economic recession in the U.S. resurfaced in the start of 2025 due in part to the Trump administration’s tariff and trade policies. The National Bureau of Economic Research defines a recession as “a significant decline in economic activity that is spread across the economy and that lasts more than a few months.” An April 2025 survey of economists by the Wall Street Journal indicated that the respondents believed that the probability of a recession in the next twelve months is at 45%, the highest probability indicated by the Wall Street Journal’s survey since late 2023. The economists surveyed by the Wall Street Journal attribute the increased likelihood of a recession in the next twelve months to significant reductions in their expectations for GDP growth, driven by U.S. tariff and trade policy and inflation concerns, among other factors. Tariffs are often considered to be inflationary, including with respect to construction costs, with such higher costs frequently borne by consumers. Higher prices resulting from tariffs may generally lead to a reduction in economic activity, particularly if such increase in prices is not offset by a reduction in interest rates. Moreover, uncertainty with respect to the global trading system has unnerved markets, including the bond market, and may be reflective of broader fears regarding the U.S. and global economic stability. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. In the first three months of 2025, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for March 2025 showed that, on average, home prices increased 4.7% for the 20-City Composite over March 2024. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in February 2025 increased 4.2% month-over-month, down 1.2% year-over-year. NAR also reported that the median existing-home sales price for all housing types in February 2025 was $398,400, up 3.8% from $383,800 in February 2024. However, the residential real estate market has shown some preliminary signs of potential moderation. NAR notes that total housing inventory as of the end of February 2025 was up 17% year-over-year and that the supply of unsold housing inventory sat at 3.5 months as of the end of February 2025, up 3.0 months from February 2024. Additionally, according to Zillow Economic Research, the inventory of available homes at the end of March 2025 amounted to the most homes available in March since 2020. However, relatively elevated interest rates continue to contribute to affordability challenges for home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 6.83% as of April 17, 2025, down 0.27% year-over-year. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 1,012,333 for the three months ended March 31, 2025, as compared to 1,013,583 for the twelve months ended December 31, 2024. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 359,333 for the three months ended March 31, 2025, as compared to 336,167 for the twelve months ended December 31, 2024. According to RealPage Analytics, effective rents for professionally managed apartments grew 1.1% for the twelve months ended March 2025, which marked the highest such twelve month growth since June 2024, but RealPage Analytics noted that this rent growth was not uniform nationwide and that effective rents in the Southeast and Texas, where oversupply conditions remain challenging and where a significant amount of our multi-family investments are concentrated, saw effective rents contract for the twelve months ended March 2025. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads both widened over the course of the first quarter of 2025 with investment grade spreads finishing 15 basis points higher than the start of the first quarter of 2025 and high-yield spreads finishing 63 basis points higher than the start of the first quarter of 2025. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. From June 2022 until the end of August 2024, the Treasury curve inverted with short term yields greater than long term yields, which was the longest inverted Treasury curve on record. Inversions and subsequent normalizations of this spread are generally considered to be indicators of a recession in the near term, although some market commentators have cautioned against August 2024’s uninversion being such an indicator. On March 31, 2025, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 34 basis points, as compared to a 33 basis point spread on December 31, 2024. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. As of the start of April 2025, the Federal Reserve continues to shrink its balance sheet by allowing $5 billion of U.S. Treasuries and $35 billion of Agency RMBS to roll off its balance sheet each month. As of April 16, 2025, the Federal Reserve held about $6.7 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Then, from March 2022 through July 2023, the Federal Reserve increased the federal funds rate eleven times to bring the target range for the federal funds rate to 5.25% to 5.50% where it remained until the last four months of 2024 when the Federal Reserve cut the target range three times for an aggregate reduction of 100 basis points. When announcing its rate cuts at the end of 2024, the Federal Reserve stated that inflation had made progress toward the Federal Reserve’s objective of achieving an inflation rate of two percent over the longer run and that, in light of this progress on inflation and considering the risks to the Federal Reserve’s second objective of achieving maximum employment, a cut to the target range was appropriate. Since its December 2024 meeting through its March 2025 meeting, the Federal Reserve did not make any further changes to the target range for the federal funds rate. The Federal Reserve noted in its March 2025 statement that any future cuts to the target range for the federal funds rate will depend on a careful assessment of incoming data, the evolving outlook, and the balance of risks to its dual mandate of achieving maximum employment and an inflation rate of two percent. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s March 2025 meeting, most Federal Reserve officials indicated that an additional 50 basis points or more in cuts to the target range for the federal funds rate by the end of 2025 would be appropriate. However, such projections were released prior to the announcement of President Trump’s tariff and trade policies. The Federal Reserve’s March 2025 statement noting the increase in economic uncertainty along with the forecasted effects of tariffs on the U.S. economy and inflation have cautioned some market commentators’ expectations of the number and extent of further cuts, if any, to the target range for the federal funds rate in 2025.

Uncertainty exists regarding the U.S. debt limit, which is the statutory maximum amount of money that the U.S. government may borrow to meet its existing obligations. The U.S. government reached the debt limit in the middle of January 2025 and the U.S. Treasury began taking “extraordinary measures” to keep the U.S. from breaching its obligations. The U.S. Congress must approve any increases to or suspensions of the U.S. debt limit. If the U.S. debt limit is not increased or suspended before the effectiveness of such extraordinary measures is exhausted, which some estimate will be sometime between mid-July and early October of 2025, the U.S. government may default on its obligations causing severe economic consequences. A default of the U.S. government on its obligations may also cause yields on U.S. Treasuries, and interest rates broadly, to rise, among other things. A weakened economy and/or higher interest rates may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

In September 2008, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the FHFA in order to preserve and conserve their assets and property and restore them to a sound and solvent condition so they can continue to fulfill their statutory missions. In President Trump’s first term, his administration sought to end the conservatorships of Fannie Mae and Freddie Mac, but so far into his second term, President Trump’s administration has indicated openness to ending the conservatorships but has not otherwise explicitly expressed its intentions with respect to the conservatorships. However, some market and political commentators believe President Trump may seek to end the conservatorships of Fannie Mae and Freddie Mac. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the nearly $13 trillion U.S. Home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown and will continue to evolve. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from ongoing geopolitical instability and uncertainty surrounding inflation, interest rates, U.S. tariff and trade policies and the outlook for the U.S. and global economies, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

First Quarter 2025 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three months ended March 31, 2025 (dollar amounts in thousands, except per share data):

Three Months Ended March 31, 2025
Net income attributable to Company's common stockholders	$30,285
Net income attributable to Company's common stockholders per share (basic)	$0.33
Earnings available for distribution attributable to Company's common stockholders (1)	$18,194
Earnings available for distribution per common share (1)	$0.20
Yield on average interest earning assets (1) (2)	6.47%
Interest income	$129,734
Interest expense	$96,636
Net interest income	$33,098
Net interest spread (1) (3)	1.32%
Book value per common share at the end of the period	$9.37
Adjusted book value per common share at the end of the period (1)	$10.43
Economic return on book value (4)	3.13%
Economic return on adjusted book value (5)	2.71%
Dividends per common share	$0.20

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

Key Developments During First Quarter 2025

Investing Activities

•Purchased approximately $1.5 billion of Agency RMBS with an average coupon of 5.35%.

•Purchased approximately $396.8 million in residential loans with an average gross coupon of 9.33%.

•Received approximately $22.1 million in proceeds from the redemption of a Mezzanine Lending investment.

Financing Activities

•Completed the issuance of $82.5 million in aggregate principal amount of our 9.125% Senior Notes due 2030 in an underwritten public offering. The total proceeds to us from the offering of the notes, after the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

•Completed two securitizations of residential loans, resulting in approximately $326.3 million in net proceeds to us after deducting expenses associated with the transaction. We utilized a portion of the net proceeds to redeem one residential loan securitization with an outstanding balance of approximately $54.4 million at the time of redemption.

Subsequent Events

•In April 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share.

Capital Allocation

The following provides an overview of the allocation of our total equity as of March 31, 2025 and December 31, 2024, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands).

At March 31, 2025:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,913,268	$—	$—	$3,913,268
Consolidated SLST CDOs	(805,273)	—	—	(805,273)
Investment securities available for sale	4,622,507	—	24,305	4,646,812
Multi-family loans	—	87,222	—	87,222
Equity investments	—	54,362	39,637	93,999
Equity investments in consolidated multi-family properties (1)	—	154,234	—	154,234
Equity investments in disposal group held for sale (2)	—	19,906	—	19,906
Single-family rental properties	140,116	—	—	140,116
Mortgage servicing rights	20,297	—	—	20,297
Total investment portfolio carrying value	7,890,915	315,724	63,942	8,270,581
Liabilities:
Repurchase agreements	(4,461,543)	—	(24,173)	(4,485,716)
Collateralized debt obligations
Residential loan securitization CDOs	(2,312,026)	—	—	(2,312,026)
Non-Agency RMBS re-securitization	(69,515)	—	—	(69,515)
Senior unsecured notes	—	—	(238,848)	(238,848)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	87,058	—	183,414	270,472
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(46,011)	—	(46,011)
Other	96,670	(1,633)	(37,028)	58,009
Net Company capital allocated	$1,231,559	$268,080	$(97,693)	$1,401,946

Company Recourse Leverage Ratio (4)				3.4	x
Portfolio Recourse Leverage Ratio (5)				3.2	x

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

(3)Excludes cash in the amount of $5.7 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $97.3 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(4)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $9.3 million, Consolidated SLST CDOs amounting to $805.3 million, residential loan securitization CDOs amounting to $2.3 billion, non-Agency RMBS re-securitization CDOs amounting to $69.5 million and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $454.8 million as they are non-recourse debt.
(5)Represents the Company's outstanding recourse repurchase agreement financing divided by the Company's total stockholders' equity.

At December 31, 2024:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$3,841,738	$—	$—	$3,841,738
Consolidated SLST CDOs	(811,591)	—	—	(811,591)
Investment securities available for sale	3,206,499	—	622,045	3,828,544
Multi-family loans	—	86,192	—	86,192
Equity investments	—	74,774	38,718	113,492
Equity investments in consolidated multi-family properties (1)	—	151,210	—	151,210
Equity investments in disposal group held for sale (2)	—	19,504	—	19,504
Single-family rental properties	142,246	—	—	142,246
Mortgage servicing rights	21,003	—	—	21,003
Total investment portfolio carrying value	6,399,895	331,680	660,763	7,392,338
Liabilities:
Repurchase agreements	(3,377,161)	—	(635,064)	(4,012,225)
Collateralized debt obligations
Residential loan securitization CDOs	(2,096,096)	—	—	(2,096,096)
Non-Agency RMBS re-securitization	(70,757)	—	—	(70,757)
Senior unsecured notes	—	—	(159,196)	(159,196)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (3)	115,926	—	208,948	324,874
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(40,675)	—	(40,675)
Other	138,012	(1,864)	(34,691)	101,457
Net Company capital allocated	$1,109,819	$289,141	$(4,240)	$1,394,720

Company Recourse Leverage Ratio (4)				3.0 x
Portfolio Recourse Leverage Ratio (5)				2.9 x

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

(3)Excludes cash in the amount of $6.6 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $161.6 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
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

Results of Operations

The following discussion provides information regarding our results of operations for the three months ended March 31, 2025 and 2024, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three months ended March 31, 2025 are greater or less than the results from the respective period in 2024. Unless otherwise specified, references in this section to increases or decreases in 2025 refer to the change in results for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

The following table presents the main components of our net income (loss) for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024	$ Change
Interest income	$129,734	$83,892	$45,842
Interest expense	96,636	66,029	30,607
Net interest income	33,098	17,863	15,235
Net loss from real estate	(2,235)	(16,369)	14,134
Total other income (loss)	31,952	(57,323)	89,275
General and administrative expenses	12,414	13,054	(640)
Portfolio operating expenses	7,206	7,742	(536)
Debt issuance costs	5,482	3,545	1,937
Income (loss) from operations before income taxes	37,713	(80,170)	117,883
Income tax expense (benefit)	648	(111)	759
Net loss attributable to non-controlling interests	5,090	22,158	(17,068)
Net income (loss) attributable to Company	42,155	(57,901)	100,056
Preferred stock dividends	(11,870)	(10,439)	(1,431)
Net income (loss) attributable to Company's common stockholders	30,285	(68,340)	98,625
Basic earnings (loss) per common share	$0.33	$(0.75)	$1.08
Diluted earnings (loss) per common share	$0.33	$(0.75)	$1.08

Interest Income and Interest Expense

Interest income increased in 2025 primarily due to increased investments in Agency RMBS and business purpose loans. The increase in interest expense in 2025 was due primarily to an increase in financing obtained to fund investing activity through repurchase agreements and securitizations as well as issuance of senior unsecured notes.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Income from real estate	$20,655	$38,076	$(17,421)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(6,007)	(20,769)	14,762
Depreciation expense on operating real estate	(5,895)	(11,149)	5,254
Amortization of lease intangibles related to operating real estate	—	(1,427)	1,427
Other real estate expenses	(10,988)	(21,100)	10,112
Total expenses related to real estate	(22,890)	(54,445)	31,555
Net loss from real estate	$(2,235)	$(16,369)	$14,134
The decrease in net loss from real estate in 2025 was primarily attributable to a reduction in expenses as a result of the sale or de-consolidation, since March 31, 2024, of certain multi-family real estate assets owned by entities in which we had joint venture equity investments. Rental income also decreased in 2025 due to the aforementioned sales or de-consolidation of multi-family real estate assets.

Other Income (Loss)

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Residential loans and real estate owned	$(14,282)	$(10,164)	$(4,118)
Investment securities	(26,818)	(369)	(26,449)
Total realized losses, net	$(41,100)	$(10,533)	$(30,567)

In 2025, we recognized net realized losses of $26.8 million, primarily related to the sale of U.S. Treasury securities. The net realized losses on our U.S. Treasury securities were largely offset by realized gains on our derivative instruments, as discussed below. Net realized losses related to our residential loan portfolio increased in 2025, primarily as a result of increased losses on foreclosed properties. Realized losses recognized on conversion of residential loans to real estate owned assets were largely offset by the reversal of previously recognized unrealized losses associated with the residential loans.

Net realized losses in 2024 included losses incurred on foreclosed properties, losses recognized on the sale of certain performing and non-performing residential loans and losses on write-downs of non-Agency RMBS.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Residential loans	$30,356	$(2,968)	$33,324
Consolidated SLST	3,264	(36)	3,300
CDOs at fair value	(4,674)	1,637	(6,311)
Senior unsecured notes at fair value	3,049	—	3,049
Preferred equity and mezzanine loan investments	410	(4,777)	5,187
Investment securities	86,504	(33,246)	119,750
Mortgage servicing rights	(706)	—	(706)
Total unrealized gains (losses), net	$118,203	$(39,390)	$157,593

We recognized net unrealized gains in 2025 primarily due to a decrease in interest rates, which impacted the pricing of our investment securities and residential loans. The net unrealized gains on our investment securities were partially offset by unrealized losses on our derivative instruments, as discussed below.

In 2024 we recognized net unrealized losses, largely due to increases in interest rates, which primarily impacted the pricing of our Agency RMBS. The net unrealized losses on our investment securities were more than offset by unrealized gains on our derivative instruments, as discussed below.

(Losses) Gains on Derivative Instruments, Net

The following table presents the components of (losses) gains on derivative investments, net for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Unrealized (losses) gains on derivative instruments	$(71,278)	$45,034	$(116,312)
Realized gains (losses) on derivative instruments	24,476	4,177	20,299
Total (losses) gains on derivative instruments, net	$(46,802)	$49,211	$(96,013)

We recognized net losses on derivative instruments in 2025, primarily due to decreases in interest rates which resulted in lower valuations of our interest rate swaps. This was partially offset by gains realized on contract terminations and net payments received on instruments in 2025.

We recognized net unrealized gains on derivative instruments in 2024 due to an increase in interest rates, which resulted in higher valuations of our interest rate swaps and interest rate caps. The Company also recognized realized gains on contract terminations and net payments received on instruments in 2024.

Income (Loss) from Equity Investments

The following table presents the components of income (loss) from equity investments for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Preferred return on preferred equity investments accounted for as equity	$2,207	$3,517	$(1,310)
Unrealized gains, net on preferred equity investments accounted for as equity	689	86	603
Loss from unconsolidated joint venture equity investments in multi-family properties	(227)	(4,050)	3,823
Income (loss) from entity that originates residential loans	920	(1,689)	2,609
Total income (loss) from equity investments	$3,589	$(2,136)	$5,725

The increase in income from equity investments in 2025 was primarily due to 1) less significant unrealized losses recognized on unconsolidated joint venture equity investments in multi-family properties due to lower remaining investment balances, 2) increased income from an entity that originates residential loans due to increased origination volume and profitability and 3) unrealized gains recognized on preferred equity investments accounted for as equity as a result of improved underlying property performance. These increases were partially offset by a decrease in preferred return on preferred equity investments accounted for as equity as a result of redemptions that have occurred since March 31, 2024.

Impairment of Real Estate

The following table presents impairment of real estate for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Impairment of real estate	$(3,905)	$(36,247)	$32,342

The decrease in impairment of real estate recognized in 2025 can be attributed to the sale or de-consolidation of a significant portion of our multi-family real estate assets since March 31, 2024. In 2024, we recognized impairment losses on certain multi-family real estate assets due to lower valuations driven by a decrease in net operating income estimates and wider cap rates.

In 2025, we also recognized less impairment losses on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell as compared to the prior period.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Loss on reclassification of disposal group	$—	$(14,636)	$14,636

One joint venture equity investment was reclassified from disposal group held for sale during the three months ended March 31, 2024. As a result of this transfer, we adjusted the carrying value of the long-lived assets in the Consolidated Real Estate VIE to the lower of the carrying amount before the assets were classified as held for sale adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used and the fair value of the assets at the date of the transfer and recognized an approximately $14.6 million loss on reclassification of disposal group during the three months ended March 31, 2024.

During 2025, there were no joint venture equity investments reclassified from disposal group held for sale.

Other Income (Loss)

The following table presents the components of other income (loss) for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Servicing fee income	$1,979	$—	$1,979
(Loss) gain on sale of real estate	(45)	134	(179)
Preferred equity and mezzanine loan premiums resulting from early redemption	—	98	(98)
Gain on de-consolidation of joint venture equity investment in Consolidated VIEs	—	50	(50)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	(692)	692
Provision for uncollectible receivables	—	(3,207)	3,207
Miscellaneous income	33	25	8
Total other income (loss)	$1,967	$(3,592)	$5,559

Other income increased in 2025 primarily due to the absence of a provision for uncollectible receivables that was recorded in the prior period. The provision related to asset management expenses incurred on a non-accrual multi-family loan which exceeded the anticipated redemption proceeds. Additionally, other income benefited from the recognition of servicing fee income in the current period related to mortgage servicing rights acquired in late 2024.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, and debt issuance costs for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$9,070	$9,273	$(203)
Professional fees	1,188	1,624	(436)
Other	2,156	2,157	(1)
Total general and administrative expenses	$12,414	$13,054	$(640)

The decrease in general and administrative expenses in 2025 is primarily related to a decrease in tax advisory and consulting fees as well as decreases in salary and stock based compensation expenses resulting from the Company's restructuring efforts.

	Three Months Ended March 31,
	2025	2024	$ Change
Portfolio operating expenses	$7,206	$7,742	$(536)

The decrease in portfolio operating expenses in 2025 is primarily related to a decrease in expenses related to management of the business purpose loan portfolio, partially offset by an increase in residential loan servicing fees driven by growth in the size of the loan portfolio since March 31, 2024.

	Three Months Ended March 31,
	2025	2024	$ Change
Securitization transaction costs	$2,283	$3,545	$(1,262)
Senior unsecured notes transaction costs	3,199	—	3,199
Total debt issuance costs	$5,482	$3,545	$1,937

In 2025, we recognized debt issuance costs related to two residential loan securitizations and the issuance of senior unsecured notes that were expensed as incurred as a result of the fair value option election.

In 2024, we recognized debt issuance costs related to two residential loan securitizations.

Comprehensive Income (Loss)

The main components of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, respectively, are detailed in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$30,285	$(68,340)	$98,625
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	4	(4)
TOTAL OTHER COMPREHENSIVE INCOME	—	4	(4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$30,285	$(68,336)	$98,621

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of March 31, 2025, all of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three months ended March 31, 2025 (amounts in thousands, except per share data):

	Three Months Ended March 31, 2025
	Amount	Shares	Per Share (1)
Beginning Balance	$840,610	90,575	$9.28
Common stock issuance, net (2)	861	(46)
Balance after share activity	841,471	90,529	9.30
Adjustment of redeemable non-controlling interest to estimated redemption value	(5,337)		(0.06)
Dividends and dividend equivalents declared	(18,583)		(0.20)
Net income attributable to Company's common stockholders	30,285		0.33
Ending Balance	$847,836	90,529	$9.37

(1)Outstanding shares used to calculate book value per common share for the three months ended March 31, 2025 are 90,529,421.
(2)Includes amortization of stock based compensation.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Quarterly Report on Form 10-Q includes certain non-GAAP financial measures, including adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost, net interest spread, earnings available for distribution and adjusted book value per common share. Our management team believes that these non-GAAP financial measures, when considered with our GAAP financial statements, provide supplemental information useful for investors as it enables them to evaluate our current performance and trends using the metrics that management uses to operate our business. Our presentation of non-GAAP financial measures may not be comparable to similarly-titled measures of other companies, who may use different calculations. Because these measures are not calculated in accordance with GAAP, they should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q to the most directly comparable financial measures prepared in accordance with GAAP should be carefully evaluated.

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three months ended March 31, 2025 and 2024, respectively (dollar amounts in thousands):
Three Months Ended March 31, 2025

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$115,968	$2,605	$4,197	$122,770
Adjusted Interest Expense (1)	(76,416)	—	(10,144)	(86,560)
Adjusted Net Interest Income (Loss) (1)	$39,552	$2,605	$(5,947)	$36,210

Average Interest Earning Assets (3)	$7,086,396	$86,415	$418,681	$7,591,492
Average Interest Bearing Liabilities (4)	$6,076,299	$—	$738,871	$6,815,170

Yield on Average Interest Earning Assets (1) (5)	6.55%	12.06%	4.01%	6.47%
Average Financing Cost (1) (6)	(5.10)%	—	(5.57)%	(5.15)%
Net Interest Spread (1) (7)	1.45%	12.06%	(1.56)%	1.32%

Three Months Ended March 31, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$75,426	$2,665	$—	$78,091
Adjusted Interest Expense (1)	(48,762)	—	(3,134)	(51,896)
Adjusted Net Interest Income (Loss) (1)	$26,664	$2,665	$(3,134)	$26,195

Average Interest Earning Assets (3)	$4,798,871	$95,382	$1,000	$4,895,253
Average Interest Bearing Liabilities (4)	$3,895,156	$—	$219,298	$4,114,454

Yield on Average Interest Earning Assets (1) (5)	6.29%	11.18%	—	6.38%
Average Financing Cost (1) (6)	(5.03)%	—	(5.75)%	(5.07)%
Net Interest Spread (1) (7)	1.26%	11.18%	(5.75)%	1.31%

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

For the three-month period, adjusted interest income increased by approximately $44.7 million, primarily due to an increase in interest earnings assets driven by increased investment in Agency RMBS and residential loans since March 31, 2024. Yield on average interest earnings assets also increased, primarily driven by our continued investment in higher yielding business purpose loans.

Adjusted interest expense increased for the three-month period by approximately $34.7 million as a result of increased financing obtained to fund investing activity through repurchase agreements and securitizations as well as issuance of senior unsecured notes. Average financing cost increased for the three-month period primarily due to the issuance of new securitizations and corporate debt at higher interest rates than our then-average financing costs.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three months ended March 31, 2025 and 2024, respectively, is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2025				2024
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$122,932	$2,605	$4,197	$129,734	$81,227	$2,665	$—	$83,892
GAAP interest expense	(85,560)	—	(11,076)	(96,636)	(61,740)	—	(4,289)	(66,029)
GAAP total net interest income (loss)	$37,372	$2,605	$(6,879)	$33,098	$19,487	$2,665	$(4,289)	$17,863

GAAP interest income	$122,932	$2,605	$4,197	$129,734	$81,227	$2,665	$—	$83,892
Adjusted for:
Consolidated SLST CDO interest expense	(6,964)	—	—	(6,964)	(5,801)	—	—	(5,801)
Adjusted interest income	$115,968	$2,605	$4,197	$122,770	$75,426	$2,665	$—	$78,091

GAAP interest expense	$(85,560)	$—	$(11,076)	$(96,636)	$(61,740)	$—	$(4,289)	$(66,029)
Adjusted for:
Consolidated SLST CDO interest expense	6,964	—	—	6,964	5,801	—	—	5,801
Net interest benefit of interest rate swaps	2,180	—	932	3,112	7,177	—	1,155	8,332
Adjusted interest expense	$(76,416)	$—	$(10,144)	$(86,560)	$(48,762)	$—	$(3,134)	$(51,896)

Adjusted net interest income (loss) (1)	$39,552	$2,605	$(5,947)	$36,210	$26,664	$2,665	$(3,134)	$26,195
(1)Adjusted net interest income (loss) is calculated by subtracting adjusted interest expense from adjusted interest income.

Earnings Available for Distribution

Previously, we presented undepreciated earnings (loss) as a supplemental non-GAAP financial measure comparable to GAAP net income (loss) attributable to Company's common stockholders. Commencing with the quarter ended March 31, 2025, we have discontinued disclosure of undepreciated earnings (loss). Beginning with the quarter ended March 31, 2025, we are presenting earnings available for distribution attributable to Company's common stockholders ("EAD") (and by calculation, EAD per common share) as a supplemental non-GAAP financial measure comparable to GAAP net income (loss) attributable to Company's common stockholders.

When presented in prior periods, undepreciated earnings (loss) was calculated as GAAP net income (loss) attributable to Company's common stockholders excluding the Company's share in depreciation expense and lease intangible amortization expense, if any, related to operating real estate, net for which an impairment has not been recognized. Over the past two years, we have executed a strategic repositioning of our business through the disposition of certain joint venture equity investments in multi-family properties and acquisition of assets that expand our interest income levels, such as Agency RMBS and business purpose loans. As a result, we believe EAD provides a clearer indication of the current income generating capacity of the Company's business operations than undepreciated earnings (loss) and we present EAD and EAD per common share as supplemental non-GAAP financial measures.

EAD is defined as GAAP net income (loss) attributable to Company's common stockholders excluding (a) realized and unrealized gains (losses), (b) gains (losses) on derivative instruments (excluding the net interest benefit of interest rate swaps), (c) impairment of real estate, (d) loss on reclassification of disposal group, (e) other non-recurring gains (losses), (f) depreciation and amortization of operating real estate, (g) non-cash expenses, (h) non-recurring transaction expenses, (i) the income tax effect of non-EAD income (loss) items and (j) EAD adjustments attributable to non-controlling interests.

We believe EAD provides management, analysts and investors with additional details regarding our underlying operating results and investment portfolio trends by excluding certain unrealized, non-cash or non-recurring components of GAAP net income (loss) in order to provide additional transparency into the operating performance of our portfolio. In addition, EAD serves as a useful indicator for investors in evaluating our performance and facilitates comparisons to industry peers and period to period. EAD should not be utilized in isolation, nor should it be considered as a substitute for or superior to GAAP net income (loss) attributable to Company's common stockholders or GAAP net income (loss) attributable to Company's common stockholders per basic share. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. We may add additional reconciling items to our EAD calculation as appropriate.

We view EAD as one measure of our investment portfolio's ability to generate income for distribution to common stockholders. EAD is one factor, but not the exclusive factor, that our Board of Directors uses to determine the amount, if any, of dividends on our common stock. Other factors that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include, among others, our earnings and financial condition, capital requirements, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. EAD should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay, as EAD excludes certain items that impact our liquidity.

A reconciliation of GAAP net income (loss) attributable to Company's common stockholders to EAD for the three months ended March 31, 2025 and 2024, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
GAAP net income (loss) attributable to Company's common stockholders	$30,285	$(68,340)
Adjustments:
Realized losses, net	41,100	10,533
Unrealized (gains) losses, net	(118,203)	39,390
Losses (gains) on derivative instruments, net (1)	49,914	(40,879)
Unrealized losses, net on equity investments (2)	1,098	6,169
Impairment of real estate	3,905	36,247
Loss on reclassification of disposal group	—	14,636
Other (gains) losses (3)	(775)	3,616
Depreciation and amortization of operating real estate	5,895	12,576
Non-cash expenses (4)	2,199	2,127
Transaction expenses (5)	6,317	3,545
Income tax effect of adjustments	486	(274)
EAD adjustments attributable to non-controlling interests	(4,027)	(17,229)
Earnings available for distribution attributable to Company's common stockholders	$18,194	$2,117

Weighted average shares outstanding - basic	90,583	91,117
GAAP net income (loss) attributable to Company's common stockholders per common share - basic	$0.33	$(0.75)
EAD per common share - basic	$0.20	$0.02

(1)Excludes net interest benefit of interest rate swaps of approximately $3.1 million and $8.3 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Included in income from equity investments on the Company's condensed consolidated statements of operations.
(3)Included in other income on the Company's condensed consolidated statements of operations and primarily includes non-recurring items such as gains (losses) on sales of real estate, gains (losses) on de-consolidation, gains (losses) on extinguishment of debt, preferred equity premiums resulting from early redemption, property loss insurance proceeds and provision for uncollectible receivables.
(4)Primarily includes stock based compensation.
(5)Includes non-recurring expenses such as debt issuance costs and transaction and/or restructuring expenses.

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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of March 31, 2025 and December 31, 2024, respectively, is presented below (amounts in thousands, except per share data):

	March 31, 2025	December 31, 2024
Company's stockholders' equity	$1,401,946	$1,394,720
Preferred stock liquidation preference	(554,110)	(554,110)
GAAP book value	847,836	840,610
Add:
Cumulative depreciation expense on real estate (1)	22,989	20,837
Cumulative amortization of lease intangibles related to real estate (1)	4,620	4,620
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	46,011	40,675
Adjustment of amortized cost liabilities to fair value	22,488	30,619
Adjusted book value	$943,944	$937,361

Common shares outstanding	90,529	90,575
GAAP book value per common share (2)	$9.37	$9.28
Adjusted book value per common share (3)	$10.43	$10.35

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

Changes in the estimates and assumptions could have a material effect on these consolidated financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. There have been no material changes to our critical accounting estimates as previously described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of our critical accounting estimates and the possible effects of changes in estimates on our consolidated financial statements, please see Part II., Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our consolidated financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

As of March 31, 2025, we had approximately $10.0 billion of total assets. Included in this amount is approximately $963.2 million of assets held in Consolidated SLST and $606.9 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2024, we had approximately $9.2 billion of total assets. Included in this amount is approximately $969.7 million of assets held in Consolidated SLST and $620.6 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Acquired residential loans	$2,954,018	$2,876,066
Consolidated SLST	959,250	965,672
Total	$3,913,268	$3,841,738

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

The following tables detail our acquired residential loans by strategy at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	3,427	$451,652	$434,143	638	54%	5.2%
Performing residential loan strategy	2,588	599,017	524,660	740	59%	4.2%
Business purpose bridge loan strategy	2,137	1,092,520	1,074,965	741	65%	10.5%
Business purpose rental loan strategy	4,309	916,584	920,250	746	73%	6.9%
Total	12,461	$3,059,773	$2,954,018

	December 31, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Re-performing residential loan strategy	3,484	$461,101	$435,674	636	54%	5.2%
Performing residential loan strategy	2,630	610,203	525,267	740	58%	4.2%
Business purpose bridge loan strategy	2,321	1,176,555	1,157,085	742	65%	10.5%
Business purpose rental loan strategy	3,418	769,843	758,040	746	73%	6.8%
Total	11,853	$3,017,702	$2,876,066

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	March 31, 2025	December 31, 2024
50% or less	9.0%	9.0%
>50% - 60%	9.7%	9.7%
>60% - 70%	21.5%	21.7%
>70% - 80%	39.4%	38.0%
>80% - 90%	11.8%	12.7%
>90% - 100%	4.6%	4.7%
>100%	4.0%	4.2%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	March 31, 2025	December 31, 2024
550 or less	5.4%	5.6%
551 to 600	4.7%	4.8%
601 to 650	5.3%	5.3%
651 to 700	14.4%	14.6%
701 to 750	28.3%	27.5%
751 to 800	34.3%	34.5%
801 and over	7.6%	7.7%
Total	100.0%	100.0%

Current Coupon	March 31, 2025	December 31, 2024
3.00% or less	5.2%	5.4%
3.01% - 4.00%	11.3%	11.6%
4.01% - 5.00%	13.7%	14.2%
5.01% - 6.00%	5.8%	5.9%
6.01% - 7.00%	8.5%	7.6%
7.01% - 8.00%	14.2%	11.5%
8.01% and over	41.3%	43.8%
Total	100.0%	100.0%

Delinquency Status	March 31, 2025	December 31, 2024
Current	91.3%	91.2%
31 – 60 days	1.8%	1.6%
61 – 90 days	0.6%	1.1%
90+ days	6.3%	6.1%
Total	100.0%	100.0%

Origination Year	March 31, 2025	December 31, 2024
2007 or earlier	13.4%	13.8%
2008 - 2019	8.0%	8.3%
2020 - 2022	25.1%	27.1%
2023	6.5%	8.2%
2024	41.4%	42.6%
2025	5.6%	—
Total	100.0%	100.0%

As of March 31, 2025 and December 31, 2024, the Company had an investment in an entity that originates residential loans. The Company purchased $150.7 million and $40.8 million of residential loans from the entity during the three months ended March 31, 2025 and 2024, respectively.

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

Our investment in Consolidated SLST as of March 31, 2025 and December 31, 2024 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $148.1 million and $148.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands, except current average loan size):

	March 31, 2025	December 31, 2024
Current fair value	$959,250	$965,672
Current unpaid principal balance	$1,093,200	$1,111,633
Number of loans	7,144	7,246
Current average loan size	$153,023	$153,413
Weighted average original loan term (in months) at purchase	347	347
Weighted average LTV at purchase	62%	62%
Weighted average credit score at purchase	765	767

Current Coupon:
3.00% or less	5.2%	5.1%
3.01% – 4.00%	35.2%	35.4%
4.01% – 5.00%	40.8%	40.6%
5.01% – 6.00%	11.1%	11.2%
6.01% and over	7.7%	7.7%

Delinquency Status:
Current	69.5%	68.2%
31 - 60	13.7%	15.3%
61 - 90	6.0%	6.0%
90+	10.8%	10.5%

Origination Year:
2005 or earlier	27.4%	27.5%
2006	14.5%	14.4%
2007	19.9%	19.8%
2008 or later	38.2%	38.3%

Geographic state concentration (greater than 5.0%):
California	11.8%	11.7%
New York	10.8%	10.8%
Florida	9.1%	9.1%
New Jersey	6.7%	6.8%
Illinois	6.3%	6.3%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements

As of March 31, 2025, the Company had repurchase agreements with six third-party financial institutions to fund the purchase of residential loans, real estate owned and single-family rental properties. As of March 31, 2025, the Company's only repurchase agreement exposure where the amount of collateral at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 5.82%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
March 31, 2025	$2,775,000	$357,483	$(389)	$357,094	$495,999	6.63%	6.64
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $13.1 million, a weighted average rate of 6.85%, and weighted average months to maturity of 6 months as of March 31, 2025. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $15.0 million, a weighted average rate of 7.09%, and weighted average months to maturity of 8 months as of December 31, 2024.
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
(3)Includes residential loans and real estate owned with an aggregate carrying value of $363.3 million and single-family rental properties with a net carrying value of $132.7 million as of March 31, 2025. Includes residential loans and real estate owned with an aggregate fair value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements secured by residential loans and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2025	$491,455	$357,483	$561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $149.4 million and $319.7 million, respectively, as of March 31, 2025. As of December 31, 2024, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $149.8 million and $215.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4)	$852,049	$805,273	3.40%	2059 - 2064
Residential loan securitizations at fair value (4)	$1,578,586	$1,554,353	5.73%	2029 - 2069
Residential loan securitizations at amortized cost, net	$763,188	$757,673	4.38%	2035 - 2062

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	$1,281,896	$1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	$850,547	$842,764	4.35%	2027 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of March 31, 2025, CDOs with an aggregate outstanding face amount of $1.7 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three months ended March 31, 2025 and 2024, the Company recognized $4.6 million in net unrealized losses and $1.6 million in net unrealized gains, respectively, on residential loan securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

Investment Securities

At March 31, 2025, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include first loss subordinated securities and certain IOs issued by Consolidated SLST. At March 31, 2025, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of March 31, 2025 as compared to December 31, 2024 is primarily due to purchases of Agency RMBS and an increase in the fair value of a number of our investment securities, partially offset by sales of U.S. Treasury securities during the period.

The following tables summarize our investment securities portfolio as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	March 31, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$4,339,392	$4,325,156	$41,378	$(6,080)	$4,360,454	5.71%	5.72%
Adjustable rate	127,884	126,208	2,246	—	128,454	5.45%	5.53%
IO	1,100,271	81,252	2,484	(13,924)	69,812	1.69%	10.21%
Total Agency RMBS	5,567,547	4,532,616	46,108	(20,004)	4,558,720	4.77%	5.81%
Non-Agency RMBS
Senior	41,628	41,628	42	(8)	41,662	8.24%	8.20%
Subordinated	6,959	6,353	—	(2,519)	3,834	4.42%	5.27%
IO	336,568	12,722	5,569	—	18,291	1.57%	28.86%
Total Non-Agency RMBS	385,155	60,703	5,611	(2,527)	63,787	2.34%	12.27%
U.S. Treasury securities	24,920	25,342	—	(1,037)	24,305	3.81%	3.61%
Total - AFS	$5,977,622	4,618,661	51,719	(23,568)	4,646,812	4.58%	5.90%
Consolidated SLST
Non-Agency RMBS
Subordinated	$238,535	$178,810	$3,602	$(47,652)	$134,760	4.70%	7.67%
IO	127,297	13,829	—	(528)	13,301	3.50%	8.76%
Total Non-Agency RMBS	365,832	192,639	3,602	(48,180)	148,061	4.29%	7.75%
Total - Consolidated SLST	$365,832	$192,639	$3,602	$(48,180)	$148,061	4.29%	7.75%
Total Investment Securities	$6,343,454	$4,811,300	$55,321	$(71,748)	$4,794,873	4.56%	5.99%

	December 31, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,943,583	$2,949,038	$11,733	$(21,711)	$2,939,060	5.84%	5.73%
Adjustable rate	131,817	130,119	285	(822)	129,582	5.47%	5.40%
IO	1,169,330	83,878	843	(16,551)	68,170	0.89%	11.82%
Total Agency RMBS	4,244,730	3,163,035	12,861	(39,084)	3,136,812	4.24%	5.88%
Non-Agency RMBS
Senior	42,214	42,214	160	(9)	42,365	8.14%	8.10%
Subordinated	11,509	10,869	—	(2,605)	8,264	5.19%	5.95%
IO	346,582	13,120	5,938	—	19,058	1.52%	28.86%
Total Non-Agency RMBS	400,305	66,203	6,098	(2,614)	69,687	2.01%	14.02%
U.S. Treasury securities	652,792	657,659	—	(35,614)	622,045	4.16%	4.13%
Total - AFS	$5,297,827	$3,886,897	$18,959	$(77,312)	$3,828,544	4.04%	5.98%
Consolidated SLST
Non-Agency RMBS
Subordinated	$242,088	$181,716	$4,945	$(52,134)	$134,527	4.60%	6.02%
IO	129,478	14,634	—	(653)	13,981	3.50%	8.54%
Total Non-Agency RMBS	371,566	196,350	4,945	(52,787)	148,508	4.21%	6.23%
Total - Consolidated SLST	$371,566	$196,350	$4,945	$(52,787)	$148,508	4.21%	6.23%
Total Investment Securities	$5,669,393	$4,083,247	$23,904	$(130,099)	$3,977,052	4.05%	5.94%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods.

As of March 31, 2025 and December 31, 2024, the three-month weighted average conditional prepayment rate, or CPR of our Agency RMBS was 6.18% and 13.57%, respectively.

As of March 31, 2025 and December 31, 2024, investment securities with a fair value of $4.3 billion and $3.7 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of March 31, 2025 and December 31, 2024, Agency RMBS with a fair value of $50.1 million and $33.4 million, respectively, were pledged as initial margin for outstanding interest rate swaps.

As of March 31, 2025 and December 31, 2024, Consolidated SLST subordinated bonds with a fair value of $117.7 million and $114.0 million, respectively, were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of March 31, 2025, the Company had $4.1 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of March 31, 2025, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of March 31, 2025, the weighted average interest rate for repurchase agreements secured by investment securities was 4.49%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2025	$4,000,724	$4,128,622	$4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

Collateralized Debt Obligations

We refer to our re-securitization of the Company's investment in certain subordinated securities issued by Consolidated SLST as our non-Agency RMBS re-securitization. The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse, longer-term financing on a portion of its investment in Consolidated SLST. The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the securitization and continues to consolidate Consolidated SLST.

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of March 31, 2025 and December 31, 2024:

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
March 31, 2025	$69,506	$69,515	7.38%	2064
December 31, 2024	70,867	70,757	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of March 31, 2025, CDOs with an aggregate outstanding face amount of $69.5 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 17). For the three months ended March 31, 2025, the Company recognized $0.1 million in net unrealized losses on its non-Agency RMBS re-securitization, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

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

The Company is also the primary beneficiary of a VIE that owns a multi-family apartment community and in which the Company holds a preferred equity investment. The Company determined that it has the power to direct the activities of the VIE and consolidates this VIE into its condensed consolidated financial statements.

During the three months ended March 31, 2025, the Company negotiated a short-term maturity extension on one preferred equity investment for which the underlying property was subject to a purchase and sale agreement with a closing date subsequent to the scheduled maturity of the preferred equity investment. During the three months ended March 31, 2024, the Company reduced the fair value of one defaulted preferred equity investment to zero as a result of developments with respect to the property, its financing and market conditions. This investment represents 2.0% of the total investment amount of the Mezzanine Lending portfolio. The Company has also ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 19.9% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	17	$140,473	$149,240	12.81%	4.1
Preferred equity investment in Consolidated VIE (4)	1	18,242	18,266	13.89%	6.8
Total	18	$158,715	$167,506	12.93%	4.4

	December 31, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	18	$159,628	$169,518	12.80%	3.8
Preferred equity investment in Consolidated VIE (4)	1	16,967	16,991	13.84%	7.0
Total	19	$176,595	$186,509	12.90%	4.1
(1)Preferred equity investments in the amounts of $87.2 million and $86.2 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Preferred equity investments in the amounts of $53.3 million and $73.4 million are included in equity investments on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively, is shown below (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$774	$392
Real estate, net	53,457	53,508
Other assets	4,143	4,939
Total assets	58,374	58,839

Mortgage payable on real estate, net	45,123	45,120
Other liabilities	1,382	1,823
Total liabilities	46,505	46,943

Non-controlling interest in Consolidated VIE	(6,373)	(5,071)
Preferred equity investment in Consolidated VIE	$18,242	$16,967

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,298	30.6%	12.4%	84%	1.23x
Florida	2	33,112	19.8%	13.4%	88%	1.30x
Arizona	1	15,071	9.0%	14.0%	80%	1.54x
Tennessee	1	13,045	7.8%	14.0%	86%	0.72x	(3)
South Dakota	1	10,790	6.4%	15.0%	85%	1.56x
South Carolina	1	9,801	5.9%	13.0%	76%	1.11x
Arkansas	1	9,314	5.6%	13.5%	82%	1.26x
Other	5	25,075	14.9%	11.0%	84%	1.96x
Total	18	$167,506	100.0%	12.9%	84%	1.40x

	December 31, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$54,115	29.0%	13.1%	83%	0.89x	(4)
Texas	6	49,619	26.6%	12.4%	84%	1.08x
Arizona	1	15,201	8.2%	14.0%	80%	1.84x
Tennessee	1	13,045	7.0%	14.0%	86%	0.51x	(3)
South Dakota	1	10,583	5.7%	15.0%	85%	1.80x
South Carolina	1	9,645	5.2%	13.0%	75%	1.47x
Other	6	34,301	18.3%	11.7%	83%	1.30x
Total	19	$186,509	100.0%	12.9%	83%	1.18x

(1)Represents the weighted average LTV utilizing combined senior and mezzanine loans and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are subject to a senior construction loan agreement.
(3)DSCR for this property affected by recent senior loan and Mezzanine Lending modifications.
(4)DSCR affected by non-recurring expenses during the year ended December 31, 2024.

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

The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. See Note 9 for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $155.9 million and $153.7 million as of March 31, 2025 and December 31, 2024, respectively.

A reconciliation of our net equity investments in Consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively, is shown below (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,929	$4,151
Real estate, net	477,189	481,161
Assets of disposal group held for sale (1)	113,406	118,613
Other assets	12,423	16,696
Total assets	$606,947	$620,621

Mortgages payable on real estate, net (2)	$365,455	$366,606
Liabilities of disposal group held for sale (1)	91,153	97,065
Other liabilities	5,969	10,621
Total liabilities	$462,577	$474,292

Redeemable non-controlling interest in Consolidated VIEs	$13,382	$12,359
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(46,011)	(40,675)
Non-controlling interest in Consolidated VIEs	513	1,887
Non-controlling interest in disposal group held for sale	2,346	2,044
Net equity investment (3)	$174,140	$170,714
Less: Net equity in preferred equity investment in Consolidated VIE (4)	(18,242)	(16,967)
Net equity investment in Consolidated JVs and disposal group held for sale	$155,898	$153,747

(1)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 15 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of March 31, 2025 consists of $154.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $19.9 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2024 consists of $151.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $19.5 million of net equity investments in disposal group held for sale.
(4)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company owns equity interests in two additional joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following tables summarize our unconsolidated multi-family joint venture equity investments as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

March 31, 2025
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,111

December 31, 2024
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,338

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of March 31, 2025, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $136.0 million consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as disposal group held for sale. The joint venture entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $13.4 million as of March 31, 2025.

The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of March 31, 2025 and December 31, 2024, respectively, are shown below (dollar amounts in thousands):

March 31, 2025
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$49,096	54.7%
Florida	1	50%	$15,510	17.3%
Kentucky	1	70%	$11,139	12.4%
Alabama	1	70%	$6,887	7.7%
Tennessee	1	65%	$5,309	5.9%

December 31, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$50,505	54.7%
Florida	1	50%	$15,868	17.2%
Kentucky	1	70%	$11,310	12.2%
Alabama	1	70%	$7,106	7.7%
Tennessee	1	65%	$5,557	6.0%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of March 31, 2025.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	94.1%	324	$1,503	84.8%
Dallas, TX	2	91.0%	401	1,841	88.7%
Houston, TX	2	94.0%	392	1,187	77.6%
Little Rock, AR	1	96.3%	202	1,355	89.6%
Louisville, KY	1	93.3%	300	1,484	84.2%
Montgomery, AL	1	94.8%	252	1,081	71.3%
San Antonio, TX	2	90.9%	684	1,236	83.0%
St Petersburg, FL	1	99.0%	326	2,565	78.0%
Webster, TX	1	92.9%	366	965	78.1%
Total Count/Average	12	93.5%	3,247	$1,458	82.3%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.

Property Data for Joint Venture Equity Investments in Multi-Family Properties in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of March 31, 2025.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Fort Myers, FL	1	91.0%	338	$1,538	76.5%
Tampa, FL	1	91.9%	400	1,561	76.4%
Total Count/Average	2	91.5%	738	$1,550	76.4%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Equity Investment in Entity that Originates Residential Loans

As of March 31, 2025 and December 31, 2024, the Company had an investment in an entity that originates residential loans. The Company accounts for this investment using the equity method and has elected the fair value option. The following table summarizes our ownership interest in the entity that originates residential loans as of March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

		March 31, 2025		December 31, 2024
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC	Residential Loans	50%	$39,637	50%	$38,718

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
The Company has equity index put options that give the Company the right to sell or buy the underlying index at a specified strike price and U.S. Treasury future contracts that obligate the Company to sell or buy U.S. Treasury securities for future delivery. The Company has purchased credit default swap index contracts under which a counterparty, in exchange for a premium, agrees to compensate the Company for the financial loss associated with the occurrence of a credit event in relation to a notional value of an index. The Company may purchase credit default swap index options that allow the Company to enter into a fixed rate payor position in the underlying credit default swap index at the agreed-upon strike level.

Debt

The Company's debt as of March 31, 2025 included senior unsecured notes and subordinated debentures.

2030 Senior Notes

On January 14, 2025, the Company completed the issuance of $82.5 million in aggregate principal amount of its 9.125% Senior Notes due 2030 (the "2030 Senior Notes") in an underwritten public offering. The 2030 Senior Notes were issued at par, bear interest at a rate equal to 9.125% per year and mature on April 1, 2030, unless earlier redeemed.

2029 Senior Notes

On June 28, 2024, the Company completed the issuance of $60.0 million in aggregate principal amount of its 9.125% Senior Notes due 2029 (the "2029 Senior Notes") in an underwritten public offering. The 2029 Senior Notes were issued at par, bear interest at a rate equal to 9.125% per year and mature on July 1, 2029, unless earlier redeemed.

2026 Senior Notes

As of March 31, 2025, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Notes due 2026 (the "2026 Senior Notes") outstanding. The 2026 Senior Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.64%. The Company's 2026 Senior Notes, which mature on April 30, 2026, contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than four times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of March 31, 2025, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.39% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at March 31, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$147,745	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	177,697	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	138,418	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,585	71,585
Common stock	905	906
Additional paid-in capital	2,284,569	2,289,044
Accumulated deficit	(1,418,973)	(1,430,675)
Company's stockholders' equity	$1,401,946	$1,394,720

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending March 31, 2026) and long-term (beyond March 31, 2026) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. Beginning in 2023 and through the three months ended March 31, 2025, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the investments in our portfolio of credit investments. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of March 31, 2025, the Company’s portfolio recourse leverage ratio of 3.2x remains within our target range. As of March 31, 2025, 62% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 57% of that debt collateralized by Agency RMBS and 5% collateralized by residential credit assets. The remaining 38% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing high-coupon business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At March 31, 2025, we had $173.1 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs), $256.8 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $100.2 million of unencumbered residential loans.

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

Cash Flows and Liquidity for the Three Months Ended March 31, 2025

During the three months ended March 31, 2025, net cash, cash equivalents and restricted cash decreased by $54.6 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities totaling $25.8 million during the three months ended March 31, 2025. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate).

Cash Flows used in Investing Activities

During the three months ended March 31, 2025, our net cash flows used in investing activities were $794.2 million, primarily as a result of purchases of investment securities and residential loans, capital expenditures on real estate and net variation margin paid for derivative instruments. This was partially offset by principal repayments received on residential loans and investment securities, net proceeds from the sale of investment securities, residential loans and real estate, net payments received from derivative instruments and return of capital from equity investments.

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

Cash Flows from Financing Activities

During the three months ended March 31, 2025, our net cash flows provided by financing activities were $713.8 million. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of March 31, 2025, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At March 31, 2025, we had longer-term repurchase agreements with initial terms of up to two years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties. The outstanding financing under five of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements, proceeds from the residential loans, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of March 31, 2025, we had an aggregate amount at risk under repurchase agreements secured by residential loans, real estate owned and single-family rental properties of approximately $138.5 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of March 31, 2025, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of March 31, 2025, we had $173.1 million included in cash and cash equivalents and $256.8 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of March 31, 2025 included $216.1 million of Agency RMBS and $40.7 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations).

At March 31, 2025, the Company had $100.0 million aggregate principal amount of 2026 Senior Notes outstanding. The 2026 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the 2026 Senior Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the 2026 Senior Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the 2026 Senior Notes. The Company's 2026 Senior Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than four times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person.

At March 31, 2025, the Company had $60.0 million aggregate principal amount of 2029 Senior Notes outstanding. The 2029 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company has the right to redeem the 2029 Senior Notes, in whole or in part, at any time on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 2029 Senior Notes.

At March 31, 2025, the Company had $82.5 million aggregate principal amount of 2030 Senior Notes outstanding. The 2030 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on April 1, 2025, and mature on April 1, 2030, unless earlier redeemed. The Company has the right to redeem the 2030 Senior Notes, in whole or in part, at any time on or after April 1, 2027, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 2030 Senior Notes.

At March 31, 2025, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.3 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $69.5 million. We had 15 Company-sponsored securitizations with CDOs outstanding as of March 31, 2025. See Note 14 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of March 31, 2025, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures and senior unsecured notes divided by our total stockholders' equity, was approximately 3.4 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale. As of March 31, 2025, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing divided by our total stockholders' equity, was approximately 3.2 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. The Company issued the 2030 Senior Notes in an underwritten public offering during the three months ended March 31, 2025.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three months ended March 31, 2025. As of March 31, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2026.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase shares of its common stock during the three months ended March 31, 2025. As of March 31, 2025, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2026.

Dividends

For information regarding the declaration and payment of dividends on our common stock and preferred stock for the periods covered by this report, please see Note 18 to our condensed consolidated financial statements included in this report.

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

Commitment to Fund Business Purpose Loans

As of March 31, 2025, the Company had commitments to fund up to $184.8 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our subsequent periodic reports filed with the SEC.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of March 31, 2025 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(90,470)
+100	$(44,935)
-100	$45,231
-200	$90,472
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of March 31, 2025. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
While this table reflects the estimated impact of interest rate changes on the static portfolio, we actively manage our portfolio and continuously make adjustments to the size and composition of our asset and derivative hedge portfolios and interest-bearing liabilities. Actual results could differ significantly from those estimated in the table.

Interest rate changes may also impact our GAAP book value and adjusted book value as many of our assets and liabilities and related hedge derivatives, if any, are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage-related assets decreases, and conversely, as interest rates decrease, the value of such investments will increase. Changes in interest rates would have the opposite impact on our liabilities at fair value. In general, we expect that, over time, changes in the net fair value of our portfolio attributable to interest rate changes may be offset, to the degree we are hedged, by changes in the value of our interest rate swaps or other financial instruments used for hedging purposes. However, the relationship between spreads on our assets and liabilities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate GAAP book value and adjusted book value increase or decline. The floating rates that became or will become effective at the conclusion of the fixed rate period on our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock subject us to interest rate risk and could significantly increase the cost of dividends on such preferred stock. Such increased dividend costs could have an impact on net aggregate GAAP book value and adjusted book value and our ability to make distributions to our stockholders.

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as was the case in 2024 and into 2025. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Recent inflationary pressures, the implementation of tariffs and trade policy uncertainty have caused, and a possible economic recession or stagnation in the U.S. in the near future may cause, an increase in the credit risk of our credit sensitive assets. We would expect delinquencies, defaults and requests for forbearance arrangements to rise should savings, incomes and revenues of renters, borrowers, operating partners and other businesses become increasingly constrained from a slow-down in economic activity. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income and adjusted net interest income from residential loans, our RMBS investments and multi-family loans and rental income and reduce the distributions we receive from our joint venture equity investments in multi-family apartment communities, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments or obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions or optimizing a resolution for or exit from the asset.

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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of March 31, 2025 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our portfolio as of March 31, 2025, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Percentage Change in Portfolio Fair Value (1)
(basis points)	(dollar amounts in thousands)
+200	$(229,484)	(3.60)%
+100	$(156,225)	(2.45)%
Base		—
-100	$142,826	2.24%
-200	$193,040	3.03%
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the other risk factors described in the 2024 Form 10-K.

Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy or market disruptions resulting therefrom, could materially and adversely impact our business, results of operations, financial condition and ability to make distributions to our stockholders.

Political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy or market disruptions resulting therefrom, could materially and adversely impact our business, results of operations, financial condition and ability to make distributions to our stockholders.

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

During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program. As of March 31, 2025, $189.7 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

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

During the three months ended March 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of March 31, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

10.1†
Form of 2025 Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025).

10.2†
Form of 2025 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025).

10.3†
The Company’s 2025 Annual Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	May 2, 2025	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)