Form 10-Q
period 2025-06-30
NEW YORK MORTGAGE TRUST, INC.
filed 2025-08-01
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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

(212) 792-0107
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYMT	NASDAQ	Stock Market
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTN	NASDAQ	Stock Market
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTM	NASDAQ	Stock Market
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTL	NASDAQ	Stock Market
7.000% Series G Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NYMTZ	NASDAQ	Stock Market
9.125% Senior Notes due 2029	NYMTI	NASDAQ	Stock Market
9.125% Senior Notes due 2030	NYMTG	NASDAQ	Stock Market
9.875% Senior Notes due 2030	NYMTH	NASDAQ	Stock Market

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on July 25, 2025 was 90,313,984.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Residential loans, at fair value	$4,026,027	$3,841,738
Investment securities available for sale, at fair value	5,109,601	3,828,544
Multi-family loans, at fair value	74,999	86,192
Equity investments, at fair value	91,440	113,492
Cash and cash equivalents	160,447	167,422
Real estate, net	610,661	623,407
Assets of disposal group held for sale	111,500	118,613
Other assets	367,657	437,874
Total Assets (1)	$10,552,332	$9,217,282
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$4,907,436	$4,012,225
Collateralized debt obligations ($2,626,479 at fair value and $738,121 at amortized cost, net as of June 30, 2025 and $2,135,680 at fair value and $842,764 at amortized cost, net as of December 31, 2024)	3,364,600	2,978,444
Senior unsecured notes ($137,418 at fair value and $98,966 at amortized cost, net as of June 30, 2025 and $60,310 at fair value and $98,886 at amortized cost, net as of December 31, 2024)	236,384	159,196
Subordinated debentures	45,000	45,000
Mortgages payable on real estate, net	364,100	366,606
Liabilities of disposal group held for sale	92,151	97,065
Other liabilities	146,006	147,612
Total liabilities (1)	9,155,677	7,806,148

Commitments and Contingencies (See Note 16)

Redeemable Non-Controlling Interest in Consolidated Variable Interest Entities	12,782	12,359

Stockholders' Equity:
Preferred stock, par value $0.01 per share, 31,500,000 shares authorized, 22,339,909 and 22,164,414 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively ($558,498 and $554,110 aggregate liquidation preference as of June 30, 2025 and December 31, 2024, respectively)	539,414	535,445
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 90,313,984 and 90,574,996 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	903	906
Additional paid-in capital	2,281,974	2,289,044
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,441,088)	(1,430,675)
Company's stockholders' equity	1,381,203	1,394,720
Non-controlling interests	2,670	4,055
Total equity	1,383,873	1,398,775
Total Liabilities and Equity	$10,552,332	$9,217,282

(1)Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2025 and December 31, 2024, assets of consolidated VIEs totaled $4,413,851 and $3,988,584, respectively, and the liabilities of consolidated VIEs totaled $3,859,442 and $3,477,211, respectively. See Note 7 for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET INTEREST INCOME:
Interest income	$140,901	$90,775	$270,636	$174,666
Interest expense	104,454	71,731	201,091	137,759
Total net interest income	36,447	19,044	69,545	36,907

NET LOSS FROM REAL ESTATE:
Rental income	17,806	30,817	35,340	63,971
Other real estate income	2,832	5,649	5,953	10,572
Total income from real estate	20,638	36,466	41,293	74,543
Interest expense, mortgages payable on real estate	5,882	16,551	11,890	37,320
Depreciation and amortization	5,928	12,235	11,823	24,811
Other real estate expenses	11,842	20,786	22,829	41,885
Total expenses related to real estate	23,652	49,572	46,542	104,016
Total net loss from real estate	(3,014)	(13,106)	(5,249)	(29,473)

OTHER (LOSS) INCOME:
Realized losses, net	(3,771)	(7,491)	(44,871)	(18,024)
Unrealized gains (losses), net	24,614	(16,512)	142,818	(55,902)
(Losses) gains on derivative instruments, net	(26,966)	15,471	(73,768)	64,682
(Loss) income from equity investments	(1,428)	6,108	2,161	3,973
Impairment of real estate	(3,913)	(4,071)	(7,818)	(40,319)
Loss on reclassification of disposal group	—	—	—	(14,636)
Other income (loss)	2,200	415	4,167	(3,175)
Total other (loss) income	(9,264)	(6,080)	22,689	(63,401)

GENERAL, ADMINISTRATIVE AND OPERATING EXPENSES:
General and administrative expenses	11,786	11,648	24,201	24,703
Portfolio operating expenses	7,354	7,399	14,560	15,141
Financing transaction costs	750	4,552	6,232	8,098
Total general, administrative and operating expenses	19,890	23,599	44,993	47,942

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	4,279	(23,741)	41,992	(103,909)
Income tax (benefit) expense	(161)	342	487	232

NET INCOME (LOSS)	4,440	(24,083)	41,505	(104,141)
Net loss attributable to non-controlling interests	4,106	8,494	9,196	30,652
NET INCOME (LOSS) ATTRIBUTABLE TO COMPANY	8,546	(15,589)	50,701	(73,489)
Preferred stock dividends	(12,032)	(10,439)	(23,902)	(20,878)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(3,486)	$(26,028)	$26,799	$(94,367)

Basic (loss) earnings per common share	$(0.04)	$(0.29)	$0.30	$(1.04)
Diluted (loss) earnings per common share	$(0.04)	$(0.29)	$0.29	$(1.04)
Weighted average shares outstanding-basic	90,324	90,989	90,453	91,053
Weighted average shares outstanding-diluted	90,324	90,989	91,222	91,053
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(3,486)	$(26,028)	$26,799	$(94,367)
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	—	—	4
TOTAL OTHER COMPREHENSIVE INCOME	—	—	—	4
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(3,486)	$(26,028)	$26,799	$(94,363)
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Three Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, March 31, 2025	$905	$535,445	$2,284,569	$(1,418,973)	$—	$1,401,946	$2,984	$1,404,930
Net income (loss) ($(4,099) allocated to redeemable non-controlling interest)	—	—	—	8,546	—	8,546	(7)	8,539
Preferred stock issuance, net	—	3,969	—	—	—	3,969	—	3,969
Common stock repurchases	(2)	—	(1,500)	—	—	(1,502)	—	(1,502)
Stock based compensation expense, net	—	—	2,467	—	—	2,467	—	2,467
Dividends declared on common stock	—	—	—	(18,063)	—	(18,063)	—	(18,063)
Dividends declared on preferred stock	—	—	—	(12,032)	—	(12,032)	—	(12,032)
Dividends attributable to dividend equivalents	—	—	—	(566)	—	(566)	—	(566)
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(307)	(307)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(3,562)	—	—	(3,562)	—	(3,562)
Balance, June 30, 2025	$903	$539,414	$2,281,974	$(1,441,088)	$—	$1,381,203	$2,670	$1,383,873

Balance, March 31, 2024	$912	$535,445	$2,289,452	$(1,340,553)	$—	$1,485,256	$13,950	$1,499,206
Net loss ($(4,578) allocated to redeemable non-controlling interest)	—	—	—	(15,589)	—	(15,589)	(3,916)	(19,505)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	—	—	2,262	—	—	2,262	—	2,262
Dividends declared on common stock	—	—	—	(18,118)	—	(18,118)	—	(18,118)
Dividends declared on preferred stock	—	—	—	(10,439)	—	(10,439)	—	(10,439)
Dividends attributable to dividend equivalents	—	—	—	(406)	—	(406)	—	(406)
Decrease in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	(73)	(73)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	26	26
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(234)	(234)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(7,563)	—	—	(7,563)	—	(7,563)
Balance, June 30, 2024	$906	$535,445	$2,280,664	$(1,385,105)	$—	$1,431,910	$9,753	$1,441,663
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

For the Six Months Ended
	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Company's Stockholders' Equity	Non-Controlling Interest in Consolidated VIEs	Total
Balance, December 31, 2024	$906	$535,445	$2,289,044	$(1,430,675)	$—	$1,394,720	$4,055	$1,398,775
Net income (loss) ($(7,726) allocated to redeemable non-controlling interest)	—	—	—	50,701	—	50,701	(1,470)	49,231
Preferred stock issuance, net	—	3,969	—	—	—	3,969	—	3,969
Common stock repurchases	(2)	—	(1,500)	—	—	(1,502)	—	(1,502)
Stock based compensation (benefit) expense, net	(1)	—	3,329	—	—	3,328	—	3,328
Dividends declared on common stock	—	—	—	(36,169)	—	(36,169)	—	(36,169)
Dividends declared on preferred stock	—	—	—	(23,902)	—	(23,902)	—	(23,902)
Dividends attributable to dividend equivalents	—	—	—	(1,043)	—	(1,043)	—	(1,043)
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	595	595
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(510)	(510)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(8,899)	—	—	(8,899)	—	(8,899)
Balance, June 30, 2025	$903	$539,414	$2,281,974	$(1,441,088)	$—	$1,381,203	$2,670	$1,383,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

Balance, December 31, 2023	$907	$535,445	$2,297,081	$(1,253,817)	$(4)	$1,579,612	$20,453	$1,600,065
Net loss ($(18,978) allocated to redeemable non-controlling interest)	—	—	—	(73,489)	—	(73,489)	(11,674)	(85,163)
Common stock repurchases	(6)	—	(3,487)	—	—	(3,493)	—	(3,493)
Stock based compensation expense, net	5	—	1,061	—	—	1,066	—	1,066
Dividends declared on common stock	—	—	—	(36,365)	—	(36,365)	—	(36,365)
Dividends declared on preferred stock	—	—	—	(20,878)	—	(20,878)	—	(20,878)
Dividends attributable to dividend equivalents	—	—	—	(556)	—	(556)	—	(556)
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	4	—	4
Increase in non-controlling interest related to de-consolidation of VIEs	—	—	—	—	—	—	1,526	1,526
Contributions of non-controlling interest in Consolidated VIEs	—	—	—	—	—	—	462	462
Decrease in non-controlling interest related to distributions from Consolidated VIEs	—	—	—	—	—	—	(1,014)	(1,014)
Adjustment of redeemable non-controlling interest to estimated redemption value	—	—	(13,991)	—	—	(13,991)	—	(13,991)
Balance, June 30, 2024	$906	$535,445	$2,280,664	$(1,385,105)	$—	$1,431,910	$9,753	$1,441,663
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$41,505	$(104,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization	8,926	8,978
Depreciation and amortization expense related to operating real estate	11,823	24,811
Realized losses, net	44,871	18,024
Unrealized (gains) losses, net	(142,818)	55,902
Losses (gains) on derivative instruments, net	73,768	(64,682)
Loss (gain) on sale of real estate	64	(261)
Gain on de-consolidation of joint venture equity investments in Consolidated VIEs	—	(311)
Impairment of real estate	7,818	40,319
Loss on reclassification of disposal group	—	14,636
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	692
Income from preferred equity, mezzanine loan and equity investments	(6,917)	(9,382)
Distributions of income from preferred equity, mezzanine loan and equity investments	12,228	6,584
Stock based compensation expense, net	3,328	1,066
Cash reclassified from assets of disposal group held for sale	1,066	568
Changes in operating assets and liabilities	9,376	(6,926)
Net cash provided by (used in) operating activities	65,038	(14,123)

Cash Flows from Investing Activities:
Proceeds from sales of investment securities	663,336	—
Principal paydowns received on investment securities	238,943	91,509
Purchases of investment securities	(2,115,923)	(799,550)
Principal repayments received on residential loans	743,235	507,782
Proceeds from sales of residential loans	36,950	31,918
Purchases of residential loans	(680,903)	(722,400)
Principal repayments received on preferred equity and mezzanine loan investments	11,000	—
Return of capital from equity investments	16,900	5,000
Funding of preferred equity, mezzanine loan and equity investments	(276)	(867)
Net variation margin (paid) received for derivative instruments	(105,028)	39,017
Net payments received from derivative instruments	34,225	27,665
Net proceeds from sale of real estate	20,852	17,917
Proceeds from sales of joint venture equity investments in Consolidated VIEs	—	550
Decrease in cash from de-consolidation of Consolidated VIEs	—	(1,214)
Purchases of investments held in Consolidated SLST	(12,179)	(9,857)
Capital expenditures on real estate	(5,309)	(13,555)
Purchases of other assets	(13)	(30)
Net cash used in investing activities	(1,154,190)	(826,115)

Cash Flows from Financing Activities:
Net proceeds received from repurchase agreements	894,277	478,569
Proceeds from issuance of senior unsecured notes, net of financing transaction costs	82,140	60,000
Proceeds from issuance of collateralized debt obligations	328,561	744,188
Repurchases of common stock	(1,502)	(3,493)
Proceeds from preferred stock issuance, net	3,969	—
Dividends paid on common stock and dividend equivalents	(36,633)	(38,711)
Dividends paid on preferred stock	(22,309)	(20,878)
Net distributions to non-controlling interests in Consolidated VIEs	(665)	(538)
Payments made on and extinguishment of collateralized debt obligations	(179,266)	(316,571)
Payments made on Consolidated SLST CDOs	(34,628)	(24,765)
Net payments made on mortgages payable on real estate	(6,698)	(55)
Net cash provided by financing activities	1,027,246	877,746

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(61,906)	37,508
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	329,024	330,642
Cash, Cash Equivalents and Restricted Cash - End of Period	$267,118	$368,150

Supplemental Disclosure:
Cash paid for interest	$208,054	$157,105
Cash paid (refunds received) for income taxes	$409	$(105)

Non-Cash Investing Activities:
De-consolidation of real estate held in Consolidated VIEs	$—	$241,916
De-consolidation of mortgages payable on real estate held in Consolidated VIEs	$—	$242,167
Consolidation of residential loans held in Consolidated SLST	$247,405	$285,057
Consolidation of Consolidated SLST CDOs	$235,226	$275,200
Transfer from residential loans to real estate owned	$30,596	$41,653
Transfer from residential loans to real estate, net	$—	$2,640

Non-Cash Financing Activities:
Dividends declared on common stock and dividend equivalents to be paid in subsequent period	$20,423	$19,926
Dividends declared on preferred stock to be paid in subsequent period	$12,029	$10,435

Cash, Cash Equivalents and Restricted Cash Reconciliation:
Cash and cash equivalents	$160,447	$235,514
Restricted cash included in other assets	106,671	132,636
Total cash, cash equivalents, and restricted cash	$267,118	$368,150
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
1. Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” “we,” “our,” or the “Company”), is an internally managed real estate investment trust (“REIT”) in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets. Our principal objective is to generate long-term stable earnings for distribution to our stockholders over changing economic conditions with a diversified investment portfolio. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS.

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
“TBAs” refers to to-be-announced securities;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2025, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, the accompanying condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024, the accompanying condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, significant accounting policies and other disclosures have been omitted since such items are disclosed in Note 2 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Provided in this section is a summary of additional accounting policies that are significant to, or newly adopted by, the Company for the three and six months ended June 30, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Derivative Financial Instruments – The Company enters into various types of derivative financial instruments in connection with its risk management activities which are recorded on the accompanying consolidated balance sheets as assets or liabilities at fair value in accordance with ASC 815, Derivatives and Hedging. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether they qualify for hedge accounting treatment. The Company elected not to apply hedge accounting for its derivative financial instruments; accordingly, all changes in fair value are reported on the accompanying condensed consolidated statements of operations as gains (losses) on derivative instruments, net.

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

The Company has TBAs that are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. The Company accounts for TBAs (whether net long or net short positions, or collectively “TBA dollar roll positions”) as derivative instruments because it cannot assert that it is probable at inception and throughout the term of an individual TBA transaction that its settlement will result in physical delivery of the underlying Agency RMBS, or that the individual TBA transaction will settle in the shortest period possible. Dollar roll income is recognized in gains (losses) on derivative instruments, net on the accompanying condensed consolidated statements of operations.

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
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the Company's condensed consolidated statements of cash flows. Realized gains or losses, if any, and unrealized gains or losses, if any, on the Company's derivative instruments are included in the gains (losses) on derivative instruments, net line item within the operating activities section of the accompanying condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net payments received from (made on) derivative instruments and net variation margin received (paid) for derivative instruments line items within the investing activities section of the accompanying condensed consolidated statements of cash flows.

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
The following table presents the Company’s residential loans, at fair value, which consist of residential loans held by the Company, Consolidated SLST and other securitization trusts, as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025				December 31, 2024
	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total	Residential loans (1)	Consolidated SLST (2)	Residential loans held in securitization trusts (3)	Total
Principal	$381,366	$1,353,853	$2,537,538	$4,272,757	$652,642	$1,111,633	$2,365,060	$4,129,335
Discount	(1,780)	(62,517)	(40,027)	(104,324)	(1,750)	(24,303)	(48,702)	(74,755)
Unrealized losses, net	(12,497)	(91,953)	(37,956)	(142,406)	(18,626)	(121,658)	(72,558)	(212,842)
Carrying value	$367,089	$1,199,383	$2,459,555	$4,026,027	$632,266	$965,672	$2,243,800	$3,841,738

(1)Certain of the Company's residential loans, at fair value are pledged as collateral for repurchase agreements as of June 30, 2025 and December 31, 2024 (see Note 13).
(2)The Company invests in first loss subordinated securities and certain IOs issued by Freddie Mac-sponsored residential loan securitizations. In accordance with GAAP, the Company has consolidated the underlying seasoned re-performing and non-performing residential loans held in the securitizations and the CDOs issued to permanently finance these residential loans, representing Consolidated SLST. Consolidated SLST CDOs are included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 14). During the three months ended June 30, 2025, the Company purchased an additional first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets and liabilities of the securitization (see Note 7).
(3)The Company's residential loans held in securitization trusts are pledged as collateral for CDOs issued by the Company. These CDOs are accounted for as financings and included in collateralized debt obligations on the Company's condensed consolidated balance sheets (see Note 14).

The following tables present the unrealized gains (losses), net attributable to residential loans, at fair value for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$1,809	$16,810	$8,565	$3,769	$(1,306)	$(6,037)

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts	Residential loans	Consolidated SLST (1)	Residential loans held in securitization trusts
Unrealized gains (losses), net	$7,977	$29,705	$32,753	$4,052	$(800)	$(9,288)

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

The Company recognized $0.5 million of net realized gains on the payoff of residential loans, at fair value during the three months ended June 30, 2025, which when netted against net realized losses recognized during the three months ended March 31, 2025, resulted in no net gain or loss recognized on the payoff of residential loans for the six months ended June 30, 2025. The Company recognized $1.6 million and $1.7 million of net realized gains on the payoff of residential loans, at fair value during the three and six months ended June 30, 2024, respectively. The Company also recognized $0.2 million and $0.1 million of net realized losses on the sale of residential loans, at fair value during the three and six months ended June 30, 2025, respectively. The Company recognized $0.2 million and $3.2 million of net realized losses on the sale of residential loans, at fair value during the three and six months ended June 30, 2024, respectively.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of residential loans, at fair value as of June 30, 2025 and December 31, 2024, respectively, are as follows:

	June 30, 2025			December 31, 2024
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Residential loans	Consolidated SLST	Residential loans held in securitization trusts
California	17.0%	11.1%	17.4%	23.0%	11.7%	20.2%
Florida	12.1%	8.8%	12.0%	10.4%	9.1%	12.2%
New York	10.7%	10.6%	6.6%	6.6%	10.8%	6.6%
Texas	6.7%	4.4%	7.1%	6.2%	4.4%	7.9%
New Jersey	6.2%	6.3%	5.7%	8.0%	6.8%	5.2%
Pennsylvania	5.6%	3.8%	4.8%	5.1%	3.9%	3.8%
Ohio	5.1%	3.4%	2.7%	3.6%	1.6%	2.0%
Illinois	2.5%	7.4%	3.2%	2.2%	6.3%	3.1%

The following table presents the fair value and aggregate unpaid principal balance of the Company's residential loans and residential loans held in securitization trusts in non-accrual status as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Greater than 90 days past due		Less than 90 days past due
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
June 30, 2025	$150,481	$172,026	$7,158	$7,512
December 31, 2024	159,558	183,067	8,098	8,749

Formal foreclosure proceedings were in process with respect to residential loans with an aggregate fair value of $118.9 million and an aggregate unpaid principal balance of $138.2 million as of June 30, 2025.

Residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $129.4 million and $117.1 million were 90 days or more delinquent as of June 30, 2025 and December 31, 2024, respectively. In addition, formal foreclosure proceedings were in process with respect to residential loans held in Consolidated SLST with an aggregate unpaid principal balance of $43.8 million as of June 30, 2025.

4. Investment Securities Available For Sale, at Fair Value

The Company accounts for its investment securities available for sale using the fair value election pursuant to ASC 825, Financial Instruments, where changes in fair value are recorded in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. The Company's investment securities available for sale consisted of the following as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025				December 31, 2024
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS
Fixed rate
Fannie Mae	$2,574,338	$30,980	$(2,302)	$2,603,016	$1,483,619	$7,819	$(7,991)	$1,483,447
Freddie Mac	2,102,848	19,671	(3,033)	2,119,486	1,465,419	3,914	(13,720)	1,455,613
Total Fixed rate	4,677,186	50,651	(5,335)	4,722,502	2,949,038	11,733	(21,711)	2,939,060
Adjustable rate
Fannie Mae	92,031	1,759	—	93,790	97,267	265	(631)	96,901
Freddie Mac	31,036	480	—	31,516	32,852	20	(191)	32,681
Total Adjustable rate	123,067	2,239	—	125,306	130,119	285	(822)	129,582
Interest-only
Ginnie Mae	83,664	4,381	(10,035)	78,010	78,627	843	(16,092)	63,378
Freddie Mac	4,729	—	(748)	3,981	5,251	—	(459)	4,792
Total Interest-only	88,393	4,381	(10,783)	81,991	83,878	843	(16,551)	68,170
Total Agency RMBS	4,888,646	57,271	(16,118)	4,929,799	3,163,035	12,861	(39,084)	3,136,812
Non-Agency RMBS	36,849	5,048	(2,530)	39,367	66,203	6,098	(2,614)	69,687
U.S. Treasury securities	141,413	429	(1,407)	140,435	657,659	—	(35,614)	622,045
Total	$5,066,908	$62,748	$(20,055)	$5,109,601	$3,886,897	$18,959	$(77,312)	$3,828,544

Accrued interest receivable for investment securities available for sale in the amount of $25.8 million and $22.4 million as of June 30, 2025 and December 31, 2024, respectively, is included in other assets on the Company's condensed consolidated balance sheets.

For the three and six months ended June 30, 2025, the Company recognized $14.5 million and $101.0 million in net unrealized gains on investment securities available for sale, respectively. For the three and six months ended June 30, 2024, the Company recognized $14.6 million and $47.9 million in net unrealized losses on investment securities available for sale, respectively.

The Company's investment securities available for sale pledged as collateral against interest rate swap agreements and repurchase agreements are included in investment securities available for sale on the accompanying condensed consolidated balance sheets with the fair value of securities pledged disclosed in Notes 10 and 13, respectively.

Realized Gain and Loss Activity

The Company did not sell investment securities during the three months ended June 30, 2025. The following table summarizes our investment securities sold during the six months ended June 30, 2025 (dollar amounts in thousands):

	For the Six Months Ended June 30, 2025
	Sales Proceeds	Realized Gains	Realized Losses	Net Realized Gains (Losses)
U.S. Treasury Securities	$658,763	$3,700	$(30,570)	$(26,870)
Non-Agency RMBS	4,573	52	—	52
Total	$663,336	$3,752	$(30,570)	$(26,818)

The Company did not sell investment securities during the three and six months ended June 30, 2024.

The Company recognized write-downs of certain Agency RMBS IOs for a loss of $2.5 million for the three and six months ended June 30, 2025, which is included in realized losses, net on the accompanying condensed consolidated statements of operations. The Company recognized write-downs of non-Agency RMBS for a loss of $0.1 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

Weighted Average Life

Actual maturities of our investment securities available for sale are generally shorter than stated contractual maturities (with contractual maturities up to 38 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2025 and December 31, 2024, based on management’s estimates, the weighted average life of the Company’s investment securities available for sale portfolio was approximately 6.2 years and 7.4 years, respectively.

The following table sets forth the weighted average lives of our investment securities available for sale as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Weighted Average Life	June 30, 2025	December 31, 2024
0 to 5 years	$1,258,855	$604,459
Over 5 to 10 years	3,732,603	2,923,871
10+ years	118,143	300,214
Total	$5,109,601	$3,828,544

5. Multi-family Loans, at Fair Value

The Company's multi-family loans consisting of its preferred equity in, and mezzanine loans to, entities that have multi-family real estate assets are presented at fair value on the Company's condensed consolidated balance sheets as a result of a fair value election. Accordingly, changes in fair value are presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations. Multi-family loans consist of the following as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Investment amount	$78,808	$90,485
Unrealized losses, net	(3,809)	(4,293)
Total, at Fair Value	$74,999	$86,192

For the three and six months ended June 30, 2025, the Company recognized $55.8 thousand and $0.5 million in net unrealized gains on multi-family loans, respectively. For the three and six months ended June 30, 2024, the Company recognized $16.4 thousand and $4.8 million in net unrealized losses on multi-family loans, respectively.
The table below presents the fair value and aggregate unpaid principal balance of the Company's multi-family loan in non-accrual status as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

Days Late	Fair Value (1)	Unpaid Principal Balance
90 +	$—	$3,363

(1)The Company has reduced the fair value of the multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions.
The geographic concentrations of credit risk exceeding 5% of the total multi-family loan investment amounts as of June 30, 2025 and December 31, 2024, respectively, are as follows:

	June 30, 2025	December 31, 2024
Texas	42.4%	36.1%
Florida	13.7%	11.6%
Arkansas	12.1%	10.3%
Louisiana	10.3%	8.8%
North Carolina	7.1%	6.2%
Indiana	6.4%	5.6%

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

The following table presents the Company's equity investments as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
Investment Name	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Multi-Family Preferred Equity Ownership Interests
Lucie at Tradition Holdings, LLC	70%	$23,048	70%	$21,821
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	58%	9,787	58%	9,322
Tides on 27th Investors, LLC	54%	10,418	54%	10,245
Rapid City RMI JV LLC	50%	11,071	50%	10,637
EHOF-NYMT Sunset Apartments Preferred, LLC	—	—	57%	21,411
Total - Multi-Family Preferred Equity Ownership Interests		54,324		73,436

Joint Venture Equity Investments in Multi-Family Properties
GWR Cedars Partners, LLC (1)	—	—	70%	141
GWR Gateway Partners, LLC (1)	—	—	70%	1,197
Total - Joint Venture Equity Investments in Multi-Family Properties		—		1,338

Single-Family Equity Ownership Interests
Constructive Loans, LLC (2) (3)	50%	37,116	50%	38,718
Total - Single-Family Equity Ownership Interests		37,116		38,718
Total		$91,440		$113,492

(1)The Company's joint venture equity investments in multi-family properties were transferred to assets of disposal group held for sale during three months ended June 30, 2025 (see Note 9).
(2)The Company purchased approximately $78.0 million and $228.7 million of residential loans from this entity during the three and six months ended June 30, 2025, respectively, and approximately $66.6 million and $107.4 million of residential loans from this entity during the three and six months ended June 30, 2024, respectively. The Company sold approximately $18.1 million of residential loans to this entity during the three and six months ended June 30, 2025, recognizing a realized gain of approximately $0.2 million.
(3)On July 15, 2025, the Company purchased the remaining 50% ownership interest in Constructive Loans, LLC (see Note 25).

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

The following table presents income from multi-family preferred equity ownership interests for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands). Income from these investments is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. Income from these investments during the three and six months ended June 30, 2025 includes $0.1 million and $0.8 million of net unrealized gains, respectively. Income from these investments during the three and six months ended June 30, 2024 includes $0.8 million and $0.7 million of net unrealized losses, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment Name	2025	2024	2025	2024
Lucie at Tradition Holdings, LLC	$864	$777	$1,714	$1,534
Hudson Bridge Apartments, LLC - Series A, Briar Hill Apartments, LLC, Kings Glen Apartments, LLC, Flagstone Apartments, LLC, Brookfield Apartments II, LLC - Series B, and Silber JBSM Properties, LLC (collectively)	395	(66)	780	255
Tides on 27th Investors, LLC	31	34	343	675
Rapid City RMI JV LLC	414	380	813	812
EHOF-NYMT Sunset Apartments Preferred, LLC	—	694	950	1,373
Syracuse Apartments and Townhomes, LLC	—	925	—	1,630
Palms at Cape Coral, LLC	—	—	—	69
Total Income - Multi-Family Preferred Equity Ownership Interests	$1,704	$2,744	$4,600	$6,348

Income (loss) from single-family equity ownership interests and joint venture equity investments in multi-family properties that are accounted for under the equity method using the fair value option is presented in (loss) income from equity investments in the Company's accompanying condensed consolidated statements of operations. The following table presents (loss) income from these investments for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment Name	2025	2024	2025	2024
Single-Family Equity Ownership Interests (1)
Constructive Loans, LLC (2)	$(2,521)	$3,379	$(1,601)	$1,690
Total (Loss) Income - Single-Family Equity Ownership Interests	$(2,521)	$3,379	$(1,601)	$1,690

Joint Venture Equity Investments in Multi-Family Properties (3)
GWR Cedars Partners, LLC	$180	$(9)	$39	$(1,629)
GWR Gateway Partners, LLC	(791)	(6)	(877)	(2,436)
Total Loss - Joint Venture Equity Investments in Multi-Family Properties	$(611)	$(15)	$(838)	$(4,065)

(1)Includes net unrealized losses of $2.9 million and $4.4 million for the three and six months ended June 30, 2025, respectively. Includes net unrealized gains of $0.4 million and net unrealized losses of $1.8 million for the three and six months ended June 30, 2024, respectively.
(2)On July 15, 2025, the Company purchased the remaining 50% ownership interest in Constructive Loans, LLC (see Note 25).
(3)Includes net unrealized losses of $0.6 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and includes net unrealized losses of $14.6 thousand and $4.1 million for the three and six months ended June 30, 2024, respectively.

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

During the six months ended June 30, 2025, the Company completed two securitizations of certain residential loans for which the Company received net proceeds of approximately $326.3 million after deducting expenses associated with the securitization transactions. The Company engaged in these transactions for the purpose of obtaining non-recourse, longer-term financing on a portion of its residential loan portfolio. The residential loans serving as collateral for the financings are comprised of performing, re-performing and non-performing and business purpose loans which are included in residential loans, at fair value on the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2025, the Company exercised its right to an optional redemption of one of its residential loan securitizations with an outstanding principal balance of approximately $54.4 million at the time of redemption and returned the assets held by the trust to the Company, recognizing no gain or loss on the extinguishment of the collateralized debt obligation.

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

As of June 30, 2025 and December 31, 2024, the Company evaluated its residential loan securitizations and its non-Agency RMBS re-securitization and concluded that the entities created to facilitate each of the financing transactions are VIEs and that the Company is the primary beneficiary of these VIEs (each a “Financing VIE” and collectively, the “Financing VIEs”). Accordingly, the Company consolidated the then-outstanding Financing VIEs as of June 30, 2025 and December 31, 2024, respectively.

Consolidated SLST

The Company invests in subordinated securities that represent the first loss position of the Freddie Mac-sponsored residential loan securitizations from which they were issued and certain IOs issued from the securitizations. The Company has evaluated its investments in these securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that the Freddie Mac-sponsored residential loan securitization trusts, which we collectively refer to as Consolidated SLST, are VIEs and that the Company is the primary beneficiary of the VIEs within Consolidated SLST. Accordingly, the Company consolidates the assets, liabilities, income and expenses of such VIEs in the accompanying condensed consolidated financial statements (see Notes 2, 3 and 14). The Company has elected the fair value option on the assets and liabilities held within Consolidated SLST, which requires that changes in valuations in the assets and liabilities of Consolidated SLST be reflected in the Company’s condensed consolidated statements of operations. Consolidated SLST is comprised of three and two securitization trusts as of June 30, 2025 and December 31, 2024, respectively.

During the three and six months ended June 30, 2025 and 2024, the Company invested in subordinated securities issued by Freddie Mac-sponsored residential loan securitizations, resulting in the initial consolidation of the VIEs as shown below (dollar amounts in thousands):

	For the Three and Six Months Ended June 30,
	2025	2024
Residential loans, at fair value	$247,405	$285,057
Collateralized debt obligations, at fair value	(235,226)	(275,200)
Net investment	$12,179	$9,857

As of June 30, 2025 and December 31, 2024, the Consolidated SLST securities owned by the Company had a fair value of $160.9 million and $148.5 million, respectively (see Note 17). The Company remains economically exposed to the subordinated positions in the portion of Consolidated SLST transferred to the non-Agency RMBS re-securitization and continues to consolidate Consolidated SLST.

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

During the three and six months ended June 30, 2024, the Company sold its ownership interests in one and two joint venture equity investments that owned multi-family properties, respectively, which resulted in the de-consolidation of the respective joint venture entity's assets and liabilities (see Note 9).

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

The following table presents a summary of the assets, liabilities and non-controlling interests of the Company's securitizations, Consolidated SLST and Consolidated Real Estate VIEs as of June 30, 2025 (dollar amounts in thousands). Intercompany balances have been eliminated for purposes of this presentation.

		Other VIEs
	Financing VIEs	Consolidated SLST	Consolidated Real Estate	Total
Cash and cash equivalents	$—	$—	$3,941	$3,941
Residential loans, at fair value	2,459,555	1,199,383	—	3,658,938
Real estate, net held in Consolidated VIEs (1)	—	—	473,586	473,586
Assets of disposal group held for sale (2)	—	—	111,000	111,000
Other assets	146,840	4,725	14,821	166,386
Total assets	$2,606,395	$1,204,108	$603,348	$4,413,851

Collateralized debt obligations ($2,626,479 at fair value and $738,121 at amortized cost, net)	$2,332,703	$1,031,897	$—	$3,364,600
Mortgages payable on real estate, net in Consolidated VIEs (3)	—	—	364,100	364,100
Liabilities of disposal group held for sale (2)	—	—	92,151	92,151
Other liabilities	19,831	9,883	8,877	38,591
Total liabilities	$2,352,534	$1,041,780	$465,128	$3,859,442
Redeemable non-controlling interest in Consolidated VIEs (4)	$—	$—	$12,782	$12,782
Non-controlling interest in Consolidated VIEs (5)	$—	$—	$2,545	$2,545
Net investment (6)	$253,861	$162,328	$122,893	$539,082

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

The following tables present condensed statements of operations for non-Company-sponsored VIEs for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands). The following tables include net (loss) income from assets and liabilities of disposal group held for sale and intercompany balances have been eliminated for purposes of this presentation.

	For the Three Months Ended June 30,
	2025			2024
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$11,890	$—	$11,890	$9,154	$—	$9,154
Interest expense	8,429	—	8,429	6,752	—	6,752
Total net interest income	3,461	—	3,461	2,402	—	2,402

Income from real estate	—	18,390	18,390	—	33,535	33,535
Expenses related to real estate	—	20,661	20,661	—	46,882	46,882
Total net loss from real estate	—	(2,271)	(2,271)	—	(13,347)	(13,347)

Unrealized gains, net	5,521	—	5,521	542	—	542
Gains on derivative instruments, net	—	60	60	—	329	329
Impairment of real estate	—	(3,615)	(3,615)	—	(3,557)	(3,557)
Other income	—	1	1	—	4	4
Total other income (loss)	5,521	(3,554)	1,967	542	(3,224)	(2,682)

Net income (loss)	8,982	(5,825)	3,157	2,944	(16,571)	(13,627)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	4,106	4,106	—	8,494	8,494
Net income (loss) attributable to Company	$8,982	$(1,719)	$7,263	$2,944	$(8,077)	$(5,133)

	For the Six Months Ended June 30,
	2025			2024
	Consolidated SLST	Consolidated Real Estate	Total	Consolidated SLST	Consolidated Real Estate	Total
Interest income	$22,630	$—	$22,630	$17,281	$—	$17,281
Interest expense	15,393	—	15,393	12,553	—	12,553
Total net interest income	7,237	—	7,237	4,728	—	4,728

Income from real estate	—	36,876	36,876	—	68,628	68,628
Expenses related to real estate	—	40,688	40,688	—	98,643	98,643
Total net loss from real estate	—	(3,812)	(3,812)	—	(30,015)	(30,015)

Unrealized gains, net	8,785	—	8,785	506	—	506
Gains on derivative instruments, net	—	46	46	—	2,848	2,848
Impairment of real estate	—	(7,180)	(7,180)	—	(35,771)	(35,771)
Loss on reclassification of disposal group	—	—	—	—	(14,636)	(14,636)
Other income	—	3	3	—	7	7
Total other income (loss)	8,785	(7,131)	1,654	506	(47,552)	(47,046)

Net income (loss)	16,022	(10,943)	5,079	5,234	(77,567)	(72,333)
Net loss attributable to non-controlling interest in Consolidated VIEs	—	9,196	9,196	—	30,652	30,652
Net income (loss) attributable to Company	$16,022	$(1,747)	$14,275	$5,234	$(46,915)	$(41,681)

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

The following table presents activity in redeemable non-controlling interest in Consolidated VIEs for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$13,382	$20,128	$12,359	$28,061
Contributions	—	—	—	39
Distributions	(63)	(25)	(750)	(25)
Net loss attributable to redeemable non-controlling interest in Consolidated VIEs	(4,099)	(4,578)	(7,726)	(18,978)
Adjustment of redeemable non-controlling interest to estimated redemption value (1)	3,562	7,563	8,899	13,991
Ending balance	$12,782	$23,088	$12,782	$23,088

(1)The Company determines the fair value of the redeemable non-controlling interest utilizing market assumptions and discounted cash flows. The Company applies a discount rate to the estimated future cash flows from the multi-family apartment properties held by the applicable Consolidated VIEs that are allocatable to the redeemable non-controlling interest. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy. Significant unobservable inputs utilized in the estimation of fair value of redeemable non-controlling interest as of June 30, 2025 include a weighted average capitalization rate of 5.6% (ranges from 5.0% to 6.3%) and a weighted average discount rate of 14.7% (ranges from 13.6% to 15.6%).

Unconsolidated VIEs

As of June 30, 2025 and December 31, 2024, the Company evaluated its investment securities available for sale and preferred equity, equity and other investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that, as of June 30, 2025 and December 31, 2024, it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Assets of disposal group held for sale	Other assets	Total
Non-Agency RMBS	$—	$21,283	$—	$—	$—	$21,283
Preferred equity investments in multi-family properties	74,999	—	54,324	—	—	129,323
Joint venture equity investments in multi-family properties (1)	—	—	—	500	—	500
Other investments	—	—	—	—	2,000	2,000
Maximum exposure	$74,999	$21,283	$54,324	$500	$2,000	$153,106

	December 31, 2024
	Multi-family loans	Investment securities available for sale, at fair value	Equity investments	Other assets	Total
Non-Agency RMBS	$—	$22,892	$—	$—	$22,892
Preferred equity investments in multi-family properties	86,192	—	73,436	—	159,628
Joint venture equity investments in multi-family properties	—	—	1,338	—	1,338
Other investments	—	—	—	2,000	2,000
Maximum exposure	$86,192	$22,892	$74,774	$2,000	$185,858

(1)Transferred into assets of disposal group held for sale during the three months ended June 30, 2025.

8. Real Estate, Net

The following is a summary of real estate, net, collectively, as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Land	$80,053	$80,190
Building and improvements	582,049	581,283
Furniture, fixture and equipment	18,018	16,866
Operating real estate	$680,120	$678,339
Accumulated depreciation	(73,627)	(61,834)
Operating real estate, net	$606,493	$616,505
Real estate held for sale, net (1)	$4,168	$6,902
Real estate, net (2)	$610,661	$623,407

(1)Real estate held for sale, net includes certain single-family rental properties and is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs.
(2)The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the real estate, net related to certain joint venture equity investments in multi-family properties is included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. See Note 9 for additional information.

Multi-family Apartment Properties

As of June 30, 2025 and December 31, 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. Also as of June 30, 2025 and December 31, 2024, the Company owned a preferred equity investment in an entity that owns a multi-family apartment community, which the Company determined to be a VIE and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the joint venture entities and the entity in which it holds a preferred equity investment into its condensed consolidated financial statements (see Note 7).

The multi-family apartment communities generally lease their apartment units to individual tenants at market rates for the production of rental income. These apartment units are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

Operating real estate, net is periodically evaluated for impairment. As of June 30, 2025, the Company determined that no multi-family properties owned by joint venture equity investments were impaired. As of June 30, 2024, the Company determined that two multi-family properties owned by joint venture equity investments were impaired. The calculation of impairment amounts for multi-family properties utilized fair values that were estimated based upon discounted cash flow analyses using property financial information and assumptions regarding market rent, revenue and expense growth, capitalization rates and equity return rates. Accordingly, the Company recognized a $1.8 million and $13.8 million impairment of real estate in the three and six months ended June 30, 2024, respectively.

Single-family Rental Properties

As of June 30, 2025 and December 31, 2024, the Company owned single-family rental homes. These units are leased to individual tenants for the production of rental income and are generally leased at a fixed monthly rate with no option for the lessee to purchase the leased unit at any point.

During the six months ended June 30, 2025, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $0.2 million and $0.3 million during the three and six months ended June 30, 2025, respectively, which are included in impairment of real estate on the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2024, the Company determined that certain single-family rental properties met the criteria to be classified as held for sale, transferred the properties from operating real estate to real estate held for sale and recognized losses upon transfer of $0.5 million and $4.5 million during the three and six months ended June 30, 2024, respectively.

Real estate held for sale, net is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for single-family rental properties held for sale was based upon local broker price opinions and automated valuation model data. During the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.6 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively. During the three and six months ended June 30, 2024, the Company recognized $0.5 million and $4.5 million of net impairment losses on single-family rental properties, inclusive of losses recognized upon transfer to real estate held for sale, respectively.

During the three and six months ended June 30, 2025, the Company sold single-family rental properties for proceeds of approximately $2.0 million and $2.9 million, respectively, recognizing a net loss on sale of approximately $19 thousand and $64 thousand, respectively, which is included in other income (loss) on the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company sold single-family rental properties for proceeds of approximately $0.9 million and $1.8 million, respectively, recognizing a net gain on sale of approximately $0.1 million and $0.3 million, respectively.

Lease Intangibles

Intangibles related to multi-family properties consist of the value of in-place leases and are included in other assets on the accompanying condensed consolidated balance sheets. Lease intangibles were fully amortized as of June 30, 2025 and December 31, 2024.

The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, the lease intangibles, net related to certain joint venture equity investments in multi-family properties are included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. See Note 9 for additional information.

Depreciation and Amortization Expense

The following table presents depreciation and amortization expenses for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense on operating real estate	$5,928	$11,284	$11,823	$22,433
Amortization of lease intangibles related to operating real estate	—	951	—	2,378
Total depreciation and amortization	$5,928	$12,235	$11,823	$24,811

9. Assets and Liabilities of Disposal Group Held for Sale

The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of June 30, 2025, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and its unconsolidated joint venture equity investments and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025. As of December 31, 2024, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of December 31, 2024.

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

In June 2024, in response to productive negotiations with operating partners and increased transactional activity, the Company determined that five joint venture equity investments met the criteria to be classified as held for sale and transferred the assets and liabilities of the respective Consolidated VIEs to assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2024. As a result, the Company recognized a loss of $1.8 million included in impairment of real estate in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company sold its ownership interests in one and two joint venture equity investments that owned multi-family properties, respectively, which resulted in the de-consolidation of the respective joint venture entities' assets and liabilities and a gain on de-consolidation of approximately $0.3 million, which is included in other income (loss) in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024.

In June 2025, in response to productive negotiations with operating partners, the Company determined that two joint venture equity investments accounted for as equity investments met the criteria to be classified as held for sale and transferred its equity investments in the joint venture entities to disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025. As these investments are carried at fair value, the Company recognized no gain or loss on the transfer.

As of June 30, 2025, four joint venture equity investments are classified as disposal group held for sale. The following table presents the carrying values of the major classes of assets and liabilities of disposal group held for sale as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents (1)	$1,395	$2,461
Equity investments	500	—
Real estate, net (1)	106,485	111,032
Other assets (1)	3,120	5,120
Total assets of disposal group held for sale	$111,500	$118,613

Mortgages payable on real estate, net (2)	$89,422	$93,370
Other liabilities	2,729	3,695
Total liabilities of disposal group held for sale (1)	$92,151	$97,065

(1)Certain assets and liabilities of the disposal group held for sale are in Consolidated VIEs because the Company is the primary beneficiary.
(2)As of June 30, 2024, multi-family properties owned by two joint venture equity investments were in default on a mortgage payable in the amount of $121.2 million. The events of default included a breach of the loan document in failure to secure a replacement interest rate cap agreement and failure to pay $1.1 million of interest owed to the lender. During the year ended December 31, 2024, the Company sold its joint venture equity investments in these entities, which resulted in the de-consolidation of the related mortgages payable as of December 31, 2024.

Also included in the disposal group held for sale are non-controlling interests in Consolidated VIEs in the amount of $2.0 million as of June 30, 2025 and December 31, 2024.

Real estate, net included in assets of disposal group held for sale is recorded at the lower of the net carrying amount of the assets or the estimated fair value, net of selling costs. Fair value for real estate as of June 30, 2025 is based upon negotiated sale prices less anticipated selling costs. During the three and six months ended June 30, 2025, the Company recognized net impairment losses of $3.6 million and $7.2 million for real estate, net in the disposal group held for sale, respectively. During the three and six months ended June 30, 2024, the Company recognized net impairment losses of $1.8 million and $21.9 million for real estate, net in the disposal group held for sale, respectively. See Note 17 for descriptions of valuation methodologies utilized for financial instruments included in assets and liabilities of disposal group held for sale.

The following table presents the pretax losses of the disposal group held for sale as of June 30, 2025 for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Pretax loss of disposal group held for sale	$(3,878)	$(12,587)	$(7,041)	$(60,532)
Pretax loss of disposal group attributable to non-controlling interest in Consolidated VIEs	266	1,301	559	6,138
Pretax loss of disposal group attributable to Company's common stockholders	$(3,612)	$(11,286)	$(6,482)	$(54,394)

10. Derivative Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, TBAs, credit default swaps, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company elected not to apply hedge accounting for its derivative instruments.
The following table summarizes the Company's derivative instruments as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Fair Value
Type of Derivative Instrument	Consolidated Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate caps	Other assets	$269	$56
TBAs	Other assets	105	—
Interest rate swaps	Other assets	—	—
U.S. Treasury futures	Other assets	—	—
Total derivative assets (1)		$374	$56

U.S. Treasury futures	Other liabilities	$—	$—
Credit default swaps	Other liabilities	—	—
Interest rate swaps	Other liabilities	—	—
Total derivative liabilities		$—	$—
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
The following tables present a reconciliation of gross derivative assets and liabilities to net amounts presented in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$269	$—	$—	$269
TBAs	105	—	—	105
Interest rate swaps	4,673	(4,673)	—	—
Total derivative assets	$5,047	$(4,673)	$—	$374

Derivative liabilities
Credit default swaps	$(10,484)	$—	$10,484	$—
Interest rate swaps	(51,468)	4,673	46,795	—
U.S. Treasury futures	(6,041)	—	6,041	—
Total derivative liabilities	$(67,993)	$4,673	$63,320	$—

	December 31, 2024
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheets	Variation Margin	Net Amounts of Assets (Liabilities) Presented in Balance Sheets
Derivative assets
Interest rate caps	$56	$—	$—	$56
Interest rate swaps	63,942	(10,134)	(53,808)	—
U.S. Treasury futures	952	(658)	(294)	—
Total derivative assets	$64,950	$(10,792)	$(54,102)	$56

Derivative liabilities
Credit default swaps	$(9,120)	$—	$9,120	$—
Interest rate swaps	(10,134)	10,134	—	—
U.S. Treasury futures	(658)	658	—	—
Total derivative liabilities	$(19,912)	$10,792	$9,120	$—

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives.

The Company is required to post an initial margin amount for its interest rate swaps, credit default swaps and U.S. Treasury futures determined by the respective central clearing houses, which is generally intended to be set at a level sufficient to protect the exchange from the derivative financial instrument’s maximum estimated single-day price movement. The following table summarizes assets pledged as initial margin as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Initial Margin Collateral	Consolidated Balance Sheet Location	June 30, 2025	December 31, 2024
Agency RMBS	Investment securities available for sale, at fair value	$51,845	$33,399
Restricted cash	Other assets	55,813	68,253
Total initial margin collateral		$107,658	$101,652

Margin excess related to settlement of variation margin in the amount of approximately $11.1 million as of June 30, 2025 and December 31, 2024, is included in other assets on the accompanying condensed consolidated balance sheets. Margin deficit related to settlement of variation margin in the amount of approximately $14.5 million and $8.1 million as of June 30, 2025 and December 31, 2024, respectively, is included in other liabilities on the accompanying condensed consolidated balance sheets.

The tables below summarize the activity of derivative instruments for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended June 30, 2025
Type of Derivative Instrument	March 31, 2025	Additions	Terminations/Pair-Offs	June 30, 2025
Interest rate caps	$45,142	$—	$—	$45,142
Options	160	92	(252)	—
TBAs	—	20,000	(10,000)	10,000
Interest rate swaps	4,494,376	671,166	(298,325)	4,867,217
Credit default swaps	400,000	75,000	—	475,000
U.S. Treasury futures	112,500	356,900	(221,900)	247,500

	Notional Amount For the Three Months Ended June 30, 2024
Type of Derivative Instrument	March 31, 2024	Additions/Transfers In (1)	Terminations/Transfers Out (1)	June 30, 2024
Interest rate caps	$536,904	$29,000	$(302,762)	$263,142
Options	100	180	(200)	80
Interest rate swaps	3,376,745	189,244	(593,959)	2,972,030
Credit default swaps	400,000	—	—	400,000
U.S. Treasury futures	25,300	218,200	(176,500)	67,000

	Notional Amount For the Six Months Ended June 30, 2025
Type of Derivative Instrument	December 31, 2024	Additions	Terminations/Pair-Offs	June 30, 2025
Interest rate caps	$45,142	$45,142	$(45,142)	$45,142
Options	—	252	(252)	—
TBAs	—	20,000	(10,000)	10,000
Interest rate swaps	4,134,267	2,255,335	(1,522,385)	4,867,217
Credit default swaps	400,000	75,000	—	475,000
U.S. Treasury futures	406,100	469,400	(628,000)	247,500

	Notional Amount For the Six Months Ended June 30, 2024
Type of Derivative Instrument	December 31, 2023	Additions/Transfers In (1)	Terminations/Transfers Out (1)	June 30, 2024
Interest rate caps	$550,025	$177,044	$(463,927)	$263,142
Options	—	382	(302)	80
Interest rate swaps	2,778,015	1,093,424	(899,409)	2,972,030
Credit default swaps	—	400,000	—	400,000
U.S. Treasury futures	—	498,950	(431,950)	67,000

(1)Includes transfers from or transfers to disposal group held for sale with respect to interest rate caps held in certain Consolidated Real Estate VIEs (see Note 9).

The following table presents the components of realized gains (losses), net and unrealized gains (losses), net related to derivative instruments, which are included in (losses) gains on derivative instruments, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Type of Derivative Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
Interest rate caps (1)	$—	$61	$—	$446	$—	$46	$—	$3,253
Options	2,642	(2,690)	(1,279)	516	2,642	—	(1,490)	7
TBAs	(4)	105	—	—	(4)	105	—	—
Interest rate swaps	5,080	(26,665)	12,196	4,142	31,415	(100,603)	17,426	47,851
Credit default swaps	(1,214)	(1,998)	(1,022)	693	(2,214)	(752)	(2,033)	(303)
U.S. Treasury futures	2,791	(5,074)	67	(288)	1,932	(6,335)	236	(265)
Total	$9,295	$(36,261)	$9,962	$5,509	$33,771	$(107,539)	$14,139	$50,543
(1)Includes interest rate caps held by certain Consolidated Real Estate VIEs included in other assets in disposal group held for sale (see Note 9).

The following tables present information about an interest rate cap contract related to a variable-rate mortgage payable on real estate that is not included in disposal group held for sale as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

June 30, 2025
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2026

December 31, 2024
Financing Type	SOFR Strike Price	Notional Amount	Expiration Date
Mortgage payable on real estate	3.22%	45,142	January 1, 2025

The following table presents information about the Company's TBA purchase contracts as of June 30, 2025 (dollar amounts in thousands). The Company did not own TBAs as of December 31, 2024.

	Notional Amount (1)	Cost Basis (2)	Fair Value (3)	Net Carrying Value (4)
Purchase contracts	$10,000	$10,059	$10,164	$105
Total TBAs	$10,000	$10,059	$10,164	$105

(1)Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid for the underlying Agency RMBS.
(3)Fair value represents the current fair value of the TBA (or of the underlying Agency RMBS) as of period end.
(4)Net carrying value represents the difference between the fair value and the cost basis as of period end.

The following tables present information about the Company's interest rate swaps whereby it receives floating rate payments in exchange for fixed rate payments as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,023,225	4.67%	4.59%
2026	30,660	4.37%	4.42%
2027	811,813	3.92%	4.44%
2028	1,133,589	3.88%	4.42%
2029	270,275	3.91%	4.48%
2030	761,903	3.88%	4.35%
2033	199,590	3.73%	4.51%
2034	178,224	3.86%	4.47%
2035	300,878	4.00%	4.35%
2045	104,010	3.96%	4.33%
Total	$4,814,167	4.06%	4.45%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2025	$1,377,250	4.53%	4.89%
2026	159,120	4.10%	4.53%
2027	622,123	3.98%	4.75%
2028	510,325	3.90%	4.93%
2029	614,585	3.86%	4.71%
2033	319,590	4.00%	4.83%
2034	178,224	3.86%	4.83%
2044	300,000	3.34%	4.80%
Total	$4,081,217	4.09%	4.82%

The following tables present information about the Company's interest rate swaps whereby it receives fixed rate payments in exchange for floating rate payments as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	4.40%
2033	43,500	3.64%	4.54%
Total	$53,050	3.61%	4.52%

	December 31, 2024
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2028	$9,550	3.48%	5.15%
2033	43,500	3.64%	5.01%
Total	$53,050	3.61%	5.04%

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

11. Mortgage Servicing Rights

The Company owned MSRs as of June 30, 2025 and December 31, 2024 resulting from distributions of MSRs received from its equity investment in an entity that originates residential loans (see Note 6) and purchases of MSRs. The Company's MSRs are associated with business purpose loans, are reported at fair value pursuant to the fair value option election (see Note 17) and are included in other assets in the accompanying condensed consolidated balance sheets. The primary risks associated with the Company's MSRs are changes in interest rates and prepayment speeds.

The following table presents activity related to MSRs for the three and six months ended June 30, 2025, respectively (dollar amounts in thousands). The Company did not have MSRs during the three and six months ended June 30, 2024.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Balance at beginning of period	$20,297	$21,003
Changes in fair value due to:
Changes in valuation inputs or assumptions used in valuation model	(235)	(582)
Other changes in fair value, including runoff	(613)	(972)
Balance at end of period	$19,449	$19,449

The following table presents the components of servicing fee income recognized during the three and six months ended June 30, 2025, respectively (dollar amounts in thousands). Servicing fee income is included in other income (loss) on the accompanying condensed consolidated statements of operations.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Servicing fees	$1,216	$2,465
Prepayment fees	715	1,395
Ancillary and other fee income (1)	42	93
Servicing fee income	$1,973	$3,953

(1)Includes default interest and late fee collections.

The Company recognized subservicing fee expenses in the amount of $0.2 million and $0.4 million related to MSRs during the three and six months ended June 30, 2025, respectively, which is included in portfolio operating expenses on the accompanying condensed consolidated statements of operations.

12. Other Assets and Other Liabilities

Other Assets

The following table presents the components of the Company's other assets as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Restricted cash (1)	$106,671	$161,602
Accrued interest receivable	64,474	62,075
Collections receivable from residential loan servicers	49,157	50,294
Real estate owned	45,363	47,651
Other receivables	23,343	27,776
Mortgage servicing rights	19,449	21,003
Recoverable advances on residential loans	17,966	17,391
Other assets in consolidated multi-family properties	14,552	16,640
Receivables from derivative counterparties	11,119	11,059
Operating lease right-of-use assets	4,872	5,460
Deferred tax assets	3,846	10,864
Derivative assets (2)	374	56
Other	6,471	6,003
Total	$367,657	$437,874

(1)Restricted cash represents cash held by third parties including initial margin for derivative contracts and cash held by the Company's securitization trusts.
(2)Includes derivative assets held in Consolidated Real Estate VIEs.

Other Liabilities

The following table presents the components of the Company's other liabilities as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Accrued interest payable	$43,747	$41,015
Dividends and dividend equivalents payable	32,452	30,280
Margin payable to derivative counterparties	14,459	8,137
Unfunded commitments for residential and multi-family investments	11,950	14,001
Accrued expenses	11,515	11,141
Accrued expenses and other liabilities in consolidated multi-family properties	8,877	10,621
Deferred revenue	6,717	5,817
Advanced remittances from residential loan servicers	5,898	7,029
Operating lease liabilities	5,299	5,935
Deferred tax liabilities	2,265	9,282
Other	2,827	4,354
Total	$146,006	$147,612

13. Repurchase Agreements

The following table presents the carrying value of the Company's repurchase agreements as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Repurchase Agreements Secured By:	June 30, 2025	December 31, 2024
Investment securities	$4,602,078	$3,516,611
Residential loans and real estate owned	239,330	428,399
Single-family rental properties	66,028	67,215
Total carrying value	$4,907,436	$4,012,225

As of June 30, 2025, the Company had repurchase agreement exposure where the amount at risk was in excess of 5% of the Company's stockholders’ equity with Atlas SP at 5.41%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The financings under certain of our repurchase agreements are subject to margin calls to the extent the market value of the collateral subject to the repurchase agreement falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements. As of June 30, 2025, the Company had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered securities that could be monetized to pay down or collateralize the liability immediately. As of June 30, 2025, the Company had $156.1 million included in cash and cash equivalents and $272.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The following table presents information about the Company's unencumbered securities at June 30, 2025 (dollar amounts in thousands):

Unencumbered Securities	June 30, 2025
Agency RMBS	$231,746
Non-Agency RMBS (1) (2)	39,002
U.S. Treasury securities	1,785
Total	$272,533

(1)Includes IOs in Consolidated SLST with a fair value of $12.6 million as of June 30, 2025. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.
(2)Includes CDOs repurchased from our residential loan securitizations with a fair value of $5.1 million as of June 30, 2025. Repurchased CDOs are eliminated in consolidation in accordance with GAAP.

The Company also had unencumbered residential loans with a fair value of $78.7 million at June 30, 2025.

Residential Loans, Real Estate Owned and Single-family Rental Properties

The Company has repurchase agreements with six financial institutions to finance residential loans, real estate owned and single-family rental properties. The following table presents detailed information about the Company’s financings under these repurchase agreements and associated assets pledged as collateral at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
June 30, 2025	$2,925,000	$305,440	$(82)	$305,358	$427,669	6.44%	9.70
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $7.1 million, a weighted average rate of 6.70%, and weighted average months to maturity of 26 months as of June 30, 2025. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $15.0 million, a weighted average rate of 7.09%, and weighted average months to maturity of 8 months as of December 31, 2024.
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
(3)Includes residential loans and real estate owned with an aggregate carrying value of $297.7 million and single-family rental properties with a net carrying value of $129.9 million as of June 30, 2025. Includes residential loans and real estate owned with an aggregate carrying value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
(4)The Company expects to roll outstanding amounts under these repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

During the terms of the repurchase agreements, proceeds from the residential loans, real estate owned and single-family rental properties will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The outstanding financings under the repurchase agreements with five of the counterparties with an aggregate outstanding balance of $298.3 million as of June 30, 2025 are subject to margin calls to the extent the market value of the collateral falls below specified levels and repurchase may be accelerated upon an event of default under the repurchase agreements.

The Company’s accrued interest payable on outstanding repurchase agreements secured by residential loans, real estate owned and single-family rental properties at June 30, 2025 and December 31, 2024 amounted to $1.5 million and $2.5 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

As of June 30, 2025, the Company's repurchase agreements contain various covenants, including among other things, the maintenance of certain amounts of liquidity and total stockholders' equity as defined in the respective agreements. The Company is in compliance with such covenants as of June 30, 2025 and through the date of this Quarterly Report on Form 10-Q.

Investment Securities

The Company has entered into repurchase agreements with financial institutions to finance certain investment securities available for sale and securities owned in Consolidated SLST. These repurchase agreements provide short-term financing that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance and additional collateral pledged, if any. As of June 30, 2025 and December 31, 2024, the Company had amounts outstanding under repurchase agreements with twelve counterparties and nine counterparties, respectively.

The following table presents detailed information about the amounts outstanding under the Company’s repurchase agreements secured by investment securities and associated assets pledged as collateral at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged (1)	Amortized Cost of Collateral Pledged (1)
Agency RMBS	$4,436,198	$4,646,208	$4,605,983	$2,830,925	$2,975,400	$2,995,820
Non-Agency RMBS (2)	30,222	43,237	42,598	50,622	67,352	64,375
U.S. Treasury securities	135,658	138,650	139,638	635,064	633,833	669,447
Balance at end of the period	$4,602,078	$4,828,095	$4,788,219	$3,516,611	$3,676,585	$3,729,642

(1)Collateral pledged includes restricted cash posted as margin in the amount of $11.8 million as of December 31, 2024.

(2)Includes first loss subordinated securities in Consolidated SLST with a fair value of $25.2 million and $20.6 million as of June 30, 2025 and December 31, 2024, respectively. Consolidated SLST securities owned by the Company are eliminated in consolidation in accordance with GAAP.

As of June 30, 2025 and December 31, 2024, the outstanding balances under our repurchase agreements secured by investment securities were funded at a weighted average advance rate of 96.1% and 96.0%, respectively, that implies an average "haircut" of 3.9% and 4.0%, respectively. As of June 30, 2025, the weighted average "haircut" related to our repurchase agreement financing for our Agency RMBS, non-Agency RMBS, and U.S. Treasury securities was approximately 3.8%, 32.4%, and 1.4%, respectively.

As of June 30, 2025 and December 31, 2024, the average days to maturity for repurchase agreements secured by investment securities were 36 days and 26 days, respectively, and the weighted average interest rates were 4.49% and 4.84%, respectively. The Company’s accrued interest payable on outstanding repurchase agreements secured by investment securities at June 30, 2025 and December 31, 2024 amounted to $30.6 million and $28.4 million, respectively, and is included in other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements secured by investment securities at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

Contractual Maturity	June 30, 2025	December 31, 2024
Within 30 days	$1,989,813	$2,103,332
Over 30 days to 90 days	2,612,265	1,413,279
Total	$4,602,078	$3,516,611

14. Collateralized Debt Obligations

The Company's collateralized debt obligations, or CDOs, are accounted for as financings and are non-recourse debt to the Company. See Note 7 for further discussion regarding the collateral pledged for the Company's CDOs as well as the Company's net investments in the related securitizations.

The following tables present a summary of the Company's CDOs as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$1,095,309	$1,031,897	3.35%	2059 - 2065
Residential loan securitizations at fair value (4)	1,543,302	1,526,481	5.73%	2029 - 2069
Residential loan securitizations at amortized cost, net	741,397	738,121	4.39%	2035 - 2062
Non-Agency RMBS re-securitization at fair value (4)	68,129	68,101	7.38%	2064
Total collateralized debt obligations	$3,448,137	$3,364,600

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1) (2)	Stated Maturity (3)
Consolidated SLST at fair value (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	1,281,896	1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	850,547	842,764	4.35%	2027 - 2062
Non-Agency RMBS re-securitization at fair value (4)	70,867	70,757	7.38%	2064
Total collateralized debt obligations	$3,070,314	$2,978,444

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of June 30, 2025, CDOs with an aggregate outstanding face amount of $1.8 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST, residential loan securitizations completed after January 1, 2024 and a non-Agency RMBS re-securitization (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and six months ended June 30, 2025, the Company recognized $7.4 million and $12.0 million in net unrealized losses, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized $0.1 million in net unrealized losses and $1.5 million in net unrealized gains, respectively, on residential loan securitizations and a non-Agency RMBS re-securitization at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

The Company's CDOs as of June 30, 2025 had stated maturities as follows:

Year ending December 31,	Total
2025	$—
2026	—
2027	—
2028	—
2029	225,000
Thereafter	3,223,137
Total	$3,448,137

15. Debt

Senior Unsecured Notes

On January 14, 2025, the Company completed the issuance of $82.5 million in aggregate principal amount of its 9.125% Senior Notes due 2030 (the "9.125% 2030 Senior Notes") in an underwritten public offering. The total net proceeds to the Company from the offering of the 9.125% 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $79.3 million.

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

The 9.125% 2030 Senior Notes, 2029 Senior Notes and 2026 Senior Notes (collectively, the "Senior Unsecured Notes") are senior unsecured obligations of the Company that are equal in right of payment to each other and structurally subordinated in right of payment to the Company's subordinated debentures. No sinking fund is provided for the Senior Unsecured Notes.

The following table presents a summary of the Senior Unsecured Notes as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
9.125% 2030 Senior Notes at fair value	$82,500	$79,266	$—	$—
2029 Senior Notes at fair value	60,000	58,152	60,000	60,310
2026 Senior Notes at amortized cost, net	100,000	98,966	100,000	98,886
Total Senior Unsecured Notes	$242,500	$236,384	$160,000	$159,196

9.125% 2030 Senior Notes

The 9.125% 2030 Senior Notes bear interest at a rate equal to 9.125% per year, payable in cash quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on April 1, 2025, and mature on April 1, 2030, unless earlier redeemed. The Company may redeem the 9.125% 2030 Senior Notes, in whole or in part, at any time at the Company’s option on or after April 1, 2027, at a redemption price equal to 100% of the outstanding principal amount of the 9.125% 2030 Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Company has elected the fair value option with respect to the 9.125% 2030 Senior Notes. None of the change in the fair value of the 9.125% 2030 Senior Notes for the three and six months ended June 30, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $0.8 million and $3.2 million in net unrealized gains on the 9.125% 2030 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

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

The Company has elected the fair value option with respect to the 2029 Senior Notes. None of the change in the fair value of the 2029 Senior Notes for the three and six months ended June 30, 2025 was due to instrument-specific credit risk. Accordingly, the Company recognized $1.6 million and $2.2 million in net unrealized gains on the 2029 Senior Notes, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

2026 Senior Notes

As of June 30, 2025, the Company had $100.0 million aggregate principal amount of its 2026 Senior Notes outstanding. On June 12, 2025, the Company completed a consent solicitation from holders of the 2026 Senior Notes to amend the indenture pursuant to which such notes were issued to modify a covenant related to Company leverage. Costs related to the original issuance of the 2026 Senior Notes, which include underwriting, legal, accounting and other fees, are reflected as deferred charges. Additionally, consent fees paid to bondholders related to the amendment of the indenture for the 2026 Senior Notes are included in deferred charges. The deferred charges, net of amortization, are presented as a deduction from the corresponding debt liability on the Company's accompanying condensed consolidated balance sheets in the amount of $1.0 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively. The deferred charges are amortized as an adjustment to interest expense using the effective interest method, resulting in a total cost to the Company of approximately 6.73%. Third-party expenses related to the aforementioned consent solicitation in the amount of $0.5 million are included in financing transaction costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

As of June 30, 2025, the Company's 2026 Senior Notes contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person. The Company is in compliance with such covenants as of June 30, 2025 and through the date of this Quarterly Report on Form 10-Q.
Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. Prior to July 2023, each of the Company's subordinated debentures incurred interest at a floating rate equal to three-month LIBOR plus an applicable spread, resetting quarterly. In light of the cessation of the publication of three-month LIBOR after June 30, 2023, and pursuant to the terms of each of the Company's subordinated debentures, as of June 30, 2025, the floating rate for each of the Company's subordinated debentures is equal to three-month CME Term SOFR plus both a tenor spread adjustment of 0.26161% per annum and the applicable spread.

The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest rate	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.75%, resetting quarterly	Three-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 1, 2025, the Company has not been notified, and is not aware, of any event of default under the indenture for the subordinated debentures.

Mortgages Payable on Real Estate

As of June 30, 2025 and December 31, 2024, the Company owned joint venture equity investments in entities that own multi-family apartment communities, which the Company determined to be VIEs and for which the Company is the primary beneficiary. The Company also owned a preferred equity investment in a VIE that owns a multi-family apartment community and for which the Company is the primary beneficiary. Accordingly, the Company consolidated the respective VIEs into its condensed consolidated financial statements (see Note 7).

During the three months ended June 30, 2024, two entities in which the Company held joint venture equity investments entered into debt restructuring agreements with the respective senior lender for their mortgages payable. As part of the agreements, a portion of interest payments were deferred until the maturity date. The restructurings did not result in a change in the carrying amount of the mortgages payable and no gains were recorded. During the year ended December 31, 2024, the Company sold its joint venture equity investments in these entities, which resulted in the de-consolidation of the mortgages payable subject to the debt restructuring agreements as of December 31, 2024.

During the six months ended June 30, 2024, one entity in which the Company held a joint venture equity investment entered into a debt restructuring agreement with the senior lender for its mortgage payable. As part of the agreement, the required strike price of the interest rate cap agreement related to the respective mortgage payable increased and a portion of interest payments was deferred until the maturity date. The restructuring did not result in a change in the carrying amount of the mortgage payable and no gain was recorded. During the year ended December 31, 2024, the Company sold its joint venture equity investment in the entity, which resulted in the de-consolidation of the mortgage payable subject to the debt restructuring agreement as of December 31, 2024.

The consolidated multi-family apartment communities are subject to mortgages payable collateralized by the associated real estate assets. The Company has no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, it may execute a guaranty related to commitment of bad acts. The following table presents detailed information for these mortgages payable on real estate as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Committed Mortgage Principal Amount	Outstanding Mortgage Balance	Net Deferred Finance Cost	Mortgage Payable, Net (1)	Stated Maturity	Weighted Average Interest Rate (2) (3)
June 30, 2025	$365,494	$365,494	$(1,394)	$364,100	2026 - 2032	4.42%
December 31, 2024	368,158	368,158	(1,552)	366,606	2026 - 2032	4.48%

(1)The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, mortgages payable on real estate related to certain joint venture equity investments in multi-family properties are included in liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. See Note 9 for additional information.
(2)Weighted average interest rate is calculated using the outstanding mortgage balance and interest rate as of the date indicated.
(3)For variable-rate mortgages payable, the applicable entities, as required by loan agreements, entered into interest rate cap contracts with counterparties that limit the indexed portion of the interest rate to a fixed rate. See Note 10 for additional information.

Debt Maturities

As of June 30, 2025, maturities for debt on the Company's condensed consolidated balance sheet are as follows (dollar amounts in thousands):

Year Ending December 31,	Outstanding Balance
2025	$—
2026	125,789
2027	—
2028	—
2029	281,014
2030	82,500
Thereafter	163,691
$652,994

16. Commitments and Contingencies

Outstanding Litigation

The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2025, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

Commitment to Fund Business Purpose Loans

As of June 30, 2025, the Company had commitments to fund up to $156.2 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before the Company funds advances on the commitment.

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

e.Equity Investments – Fair value for equity investments is determined by (i) the valuation process for preferred equity and mezzanine loan investments as described in c. above, (ii) using a direct capitalization rate applied to stabilized net income of the underlying property, (iii) using the negotiated membership interest purchase price or (iv) using weighted multiples of origination volume and earnings before taxes, depreciation and amortization of the entity and the net asset value ("NAV") of the equity investment entity. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 in the fair value hierarchy.

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

The Company's options and TBAs are classified as Level 2 fair values and are measured using prices obtained from the counterparty.

The Company obtains additional third-party valuations for interest rate swaps, credit default swaps, U.S. Treasury futures, interest rate cap agreements, option contracts and TBAs. The Company has established thresholds to compare different independent third-party prices and any differences that exceed the thresholds are reviewed both internally and with the third-party pricing services. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

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

i.Senior unsecured notes – The Company's 9.125% 2030 Senior Notes and 2029 Senior Notes are valued using pricing models that consider observable market data to determine the fair value of identical or similar securities and are classified as Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Residential loans:
Residential loans	$—	$—	$367,089	$367,089	$—	$—	$632,266	$632,266
Consolidated SLST	—	—	1,199,383	1,199,383	—	—	965,672	965,672
Residential loans held in securitization trusts	—	—	2,459,555	2,459,555	—	—	2,243,800	2,243,800
Investment securities available for sale:
Agency RMBS	—	4,929,799	—	4,929,799	—	3,136,812	—	3,136,812
Non-Agency RMBS	—	39,367	—	39,367	—	69,687	—	69,687
U.S. Treasury securities	—	140,435	—	140,435	—	622,045	—	622,045
Multi-family loans	—	—	74,999	74,999	—	—	86,192	86,192
Equity investments	—	—	91,440	91,440	—	—	113,492	113,492
Derivative assets:
Interest rate caps (1) (2)	—	269	—	269	—	56	—	56
TBAs (2)	—	105	—	105	—	—	—	—
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Mortgage servicing rights (2)	—	—	19,449	19,449	—	—	21,003	21,003
Assets of disposal group held for sale (3)	—	58	500	558	—	67	—	67
Total	$—	$5,110,033	$4,212,415	$9,322,448	$—	$3,828,667	$4,062,425	$7,891,092
Liabilities carried at fair value
CDOs:
Consolidated SLST	$—	$—	$1,031,897	$1,031,897	$—	$—	$811,591	$811,591
Residential loan securitizations	—	1,526,481	—	1,526,481	—	1,253,332	—	1,253,332
Non-Agency RMBS re-securitization	—	68,101	—	68,101	—	70,757	—	70,757
Senior unsecured notes	—	137,418	—	137,418	—	60,310	—	60,310
Derivative liabilities:
Interest rate swaps (2) (4)	—	—	—	—	—	—	—	—
U.S. Treasury futures (2) (4)	—	—	—	—	—	—	—	—
Credit default swaps (2) (4)	—	—	—	—	—	—	—	—
Total	$—	$1,732,000	$1,031,897	$2,763,897	$—	$1,384,399	$811,591	$2,195,990

(1)Excludes assets of disposal group held for sale (see Note 9).
(2)Included in other assets or other liabilities, respectively, in the condensed consolidated balance sheets.
(3)Includes interest rate caps classified as Level 2 instruments in the amount of $0.1 million as of June 30, 2025 and December 31, 2024 and unconsolidated joint venture investments classified as Level 3 assets in the amount of $0.5 million as of June 30, 2025.
(4)All of the Company’s interest rate swaps, credit default swaps and U.S. Treasury futures are cleared through central clearing houses. The Company exchanges variation margin for the derivative instruments based upon daily changes in fair value. Includes derivative liabilities of $68.0 million netted against derivative assets of $4.7 million and a net variation margin of $63.3 million as of June 30, 2025. Includes derivative liabilities of $19.9 million netted against derivative assets of $64.9 million and a variation margin of $45.0 million as of December 31, 2024. See Note 10 for additional information.

The following tables detail changes in valuation for the Level 3 assets for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

Level 3 Assets:

	For the Three Months Ended June 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Assets of disposal group held for sale	Mortgage servicing rights	Total
Balance at beginning of period	$445,562	$959,250	$2,508,456	$87,222	$93,999	$—	$20,297	$4,114,786
Total gains/(losses) (realized/unrealized)
Included in earnings	922	16,009	11,606	2,231	(1,428)	—	(848)	28,492
Transfers out (1)	(4,220)	—	(3,211)	—	—	—	—	(7,431)
Transfer to securitization trust, net (2)	(220,882)	—	220,882	—	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(500)	500	—	—
Paydowns/Distributions	(64,074)	(23,281)	(319,998)	(14,454)	(631)	—		(422,438)
Sales	(28,598)	—	—	—	—	—	—	(28,598)
Acquisitions (3)	238,379	247,405	41,820	—	—	—	—	527,604
Balance at the end of period	$367,089	$1,199,383	$2,459,555	$74,999	$91,440	$500	$19,449	$4,212,415

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned assets.
(2)During the three months ended June 30, 2025, the Company transferred, on a net basis, certain residential loans into residential loan revolver securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the three months ended June 30, 2025, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	For the Three Months Ended June 30, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$640,729	$738,126	$1,724,250	$91,905	$137,943	$3,332,953
Total gains/(losses) (realized/unrealized)
Included in earnings	4,081	(2,551)	(3,465)	2,654	6,108	6,827
Transfers out (1)	(22,821)	—	(884)	—	—	(23,705)
Transfer to securitization trust, net (2)	(262,479)	—	262,479	—	—	—
Paydowns/Distributions	(83,738)	(15,688)	(177,567)	(1,562)	(1,136)	(279,691)
Sales	(3,006)	—	—	—	—	(3,006)
Acquisitions (3)	394,452	285,057	26,216	—	—	705,725
Balance at the end of period	$667,218	$1,004,944	$1,831,029	$92,997	$142,915	$3,739,103

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the three months ended June 30, 2024, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the three months ended June 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	For the Six Months Ended June 30, 2025
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Assets of disposal group held for sale	Mortgage servicing rights	Total
Balance at beginning of period	$632,266	$965,672	$2,243,800	$86,192	$113,492	$—	$21,003	$4,062,425
Total gains/(losses) (realized/unrealized)
Included in earnings	6,779	27,752	36,984	5,222	2,161	—	(1,554)	77,344
Transfers out (1)	(26,726)	—	(3,870)	—	—	—	—	(30,596)
Transfer to securitization trust, net (2)	(685,096)	—	685,096	—	—	—	—	—
Transfer to disposal group held for sale	—	—	—	—	(500)	500	—	—
Paydowns/Distributions	(120,805)	(41,446)	(581,878)	(16,415)	(23,713)	—	—	(784,257)
Sales	(30,673)	—	(6,277)	—	—	—	—	(36,950)
Acquisitions (3)	591,344	247,405	85,700	—	—	—	—	924,449
Balance at the end of period	$367,089	$1,199,383	$2,459,555	$74,999	$91,440	$500	$19,449	$4,212,415

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned assets.
(2)During the six months ended June 30, 2025, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the six months ended June 30, 2025, the Company purchased a first loss subordinated security issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

	For the Six Months Ended June 30, 2024
	Residential loans
	Residential loans	Consolidated SLST	Residential loans held in securitization trusts	Multi-family loans	Equity investments	Total
Balance at beginning of period	$827,535	$754,860	$1,501,908	$95,792	$147,116	$3,327,211
Total gains/(losses) (realized/unrealized)
Included in earnings	1,157	(2,689)	(5,238)	517	4,071	(2,182)
Transfers out (1)	(41,001)	—	(3,770)	—	—	(44,771)
Transfer to securitization trust, net (2)	(633,283)	—	633,283	—	—	—
Paydowns/Distributions	(146,456)	(32,284)	(330,373)	(3,312)	(8,272)	(520,697)
Sales	(25,210)	—	(6,708)	—	—	(31,918)
Acquisitions (3)	684,476	285,057	41,927	—	—	1,011,460
Balance at the end of period	$667,218	$1,004,944	$1,831,029	$92,997	$142,915	$3,739,103

(1)Transfers out of Level 3 assets represents the transfer of residential loans to real estate owned, single-family rental properties and other assets.
(2)During the six months ended June 30, 2024, the Company transferred, on a net basis, certain residential loans into residential loan securitizations (see Note 7 for further discussion of the Company's residential loan securitizations).
(3)During the six months ended June 30, 2024, the Company purchased first loss subordinated securities issued from a securitization that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated assets of the securitization (see Note 7).

The following tables details change in valuation for the Level 3 liabilities for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Consolidated SLST CDOs
	For the Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$805,273	$582,627
Total losses/(gains) (realized/unrealized)
Included in earnings	11,071	(1,536)
Acquisitions (1)	235,226	275,200
Paydowns	(19,673)	(12,259)
Balance at the end of period	$1,031,897	$844,032

(1)During the three months ended June 30, 2025 and 2024, the Company purchased first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitizations (see Note 7).

	Consolidated SLST CDOs
	For the Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$811,591	$593,737
Total losses/(gains) (realized/unrealized)
Included in earnings	19,708	(140)
Acquisitions (1)	235,226	275,200
Paydowns	(34,628)	(24,765)
Balance at the end of period	$1,031,897	$844,032

(1)During the six months ended June 30, 2025 and 2024, the Company purchased first loss subordinated securities issued from securitizations that it determined to consolidate as Consolidated SLST. As a result, the Company consolidated liabilities of the securitizations (see Note 7).

The following table discloses quantitative information regarding the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value (dollar amounts in thousands, except input values):

June 30, 2025	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Assets
Residential loans:
Residential loans and residential loans held in securitization trusts (1)	$2,663,801	Discounted cash flow	Lifetime CPR	9.3%	—	-	45.5%
			Lifetime CDR	0.6%	—	-	22.7%
			Loss severity	13.7%	—	-	100.0%
			Yield	7.1%	4.3%	-	48.3%

	$162,843	Liquidation model	Annual home price appreciation/(depreciation)	0.4%	—	-	6.1%
			Liquidation timeline (months)	17	—	-	50
			Property value	$1,852,687	$6,000	-	$12,750,000
			Yield	7.5%	6.2%	-	15.2%

Consolidated SLST (4)	$1,199,383		Liability price	N/A

Total	$4,026,027

Multi-family loans (1) (2)	$74,999	Discounted cash flow	Discount rate	12.2%	11.0%	-	13.5%
			Months to assumed redemption	26	2	-	46
			Loss severity	—

Equity investments (1) (3)	$54,324	Discounted cash flow	Discount rate	16.0%	15.0%	-	17.5%
			Months to assumed redemption	16	2	-	45
			Loss severity	—

Mortgage servicing rights (1)	$19,449	Discounted cash flow	Lifetime voluntary prepayment rate	10.2%	0.4%	-	27.4%
			Lifetime CDR	2.2%	0.2%	-	42.6%
			Yield	12.3%	12.0%	-	14.0%

Liabilities
Consolidated SLST CDOs (4) (5)	$1,031,897	Discounted cash flow	Yield	5.3%	4.4%	-	12.8%
			Collateral prepayment rate	6.1%	2.7%	-	7.3%
			Collateral default rate	1.0%	—%	-	7.6%
			Loss severity	15.0%	0.2%	-	89.1%

(1)Weighted average amounts are calculated based on the weighted average fair value of the assets.
(2)As of June 30, 2025, the Company has reduced the fair value of one multi-family loan to zero as a result of developments with respect to the property, its financing and market conditions. Unobservable inputs do not include inputs related to this multi-family loan.

(3)Equity investments do not include equity ownership interests in an entity that originates residential loans and equity investments in disposal group held for sale. The fair value of equity ownership interests in an entity that originates residential loans is determined using weighted multiples of origination volume and earnings before taxes, depreciation and amortization and NAV of the entity. The fair values of equity investments in disposal group held for sale are determined using the negotiated membership interest purchase price.
(4)In accordance with the practical expedient in ASC 810, the Company determines the fair value of the residential loans held in Consolidated SLST based on the fair value of the CDOs issued by Consolidated SLST, including investment securities we own, as the fair value of these instruments is more observable. At June 30, 2025, the fair value of investment securities we own in Consolidated SLST amounts to $160.9 million.
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

The following table details the changes in unrealized gains (losses) included in earnings for the three and six months ended June 30, 2025 and 2024, respectively, for our Level 3 assets and liabilities held as of June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Assets
Residential loans:
Residential loans (1)	$904	$(1,912)	$7,605	$(10,592)
Consolidated SLST (1)	16,810	(1,306)	29,705	(800)
Residential loans held in securitization trusts (1)	8,503	(6,359)	33,297	(7,156)
Multi-family loans (1)	56	(16)	360	(4,794)
Equity investments (2)	(2,740)	(419)	(3,876)	(6,581)
Equity investments in disposal group held for sale (2)	(611)	—	(838)	—
Mortgage servicing rights (1)	(848)	—	(1,554)	—
Liabilities
Consolidated SLST CDOs (1)	(11,289)	1,848	(20,920)	1,306

(1)Presented in unrealized gains (losses), net on the Company's condensed consolidated statements of operations.
(2)Presented in (loss) income from equity investments on the Company's condensed consolidated statements of operations.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$160,447	$160,447	$167,422	$167,422
Residential loans	Level 3	4,026,027	4,026,027	3,841,738	3,841,738
Investment securities available for sale	Level 2	5,109,601	5,109,601	3,828,544	3,828,544
Multi-family loans	Level 3	74,999	74,999	86,192	86,192
Equity investments	Level 3	91,440	91,440	113,492	113,492
Equity investments in disposal group held for sale	Level 3	500	500	—	—
Derivative assets	Level 2	374	374	56	56
Derivative assets in disposal group held for sale	Level 2	58	58	67	67
Mortgage servicing rights	Level 3	19,449	19,449	21,003	21,003
Financial Liabilities:
Repurchase agreements	Level 2	4,907,436	4,907,436	4,012,225	4,012,225
Collateralized debt obligations:
Residential loan securitizations at amortized cost, net	Level 3	738,121	722,483	842,764	818,482
Residential loan securitizations at fair value	Level 2	1,526,481	1,526,481	1,253,332	1,253,332
Consolidated SLST	Level 3	1,031,897	1,031,897	811,591	811,591
Non-Agency RMBS re-securitization	Level 2	68,101	68,101	70,757	70,757
Subordinated debentures	Level 3	45,000	37,818	45,000	38,918
Senior unsecured notes:
Senior unsecured notes at amortized cost, net	Level 2	98,966	97,633	98,886	98,632
Senior unsecured notes at fair value	Level 2	137,418	137,418	60,310	60,310
Mortgages payable on real estate	Level 3	364,100	354,180	366,606	347,915
Mortgages payable on real estate in disposal group held for sale	Level 3	89,422	89,422	93,370	93,370

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

18. Stockholders' Equity

(a) Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), with 22,339,909 and 22,164,414 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the Company has four outstanding series of cumulative redeemable preferred stock: 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 7.000% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”). Each series of the Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions upon liquidation, dissolution or winding up.

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of Preferred Stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of Preferred Stock under the preferred stock repurchase program.

The following tables summarize the Company’s Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

June 30, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)
Fixed-to-Floating Rate
Series D	8,400,000	6,147,041	$148,580	$153,676	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,426,134	179,712	185,653	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%
Series F	7,750,000	5,791,433	139,508	144,786	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	2,975,301	71,614	74,383	7.000%	January 15, 2027
Total	31,500,000	22,339,909	$539,414	$558,498

December 31, 2024
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Contractual Rate (1)	Optional Redemption Date (2)	Fixed-to-Floating Rate Conversion Date (1)(3)	Floating Annual Rate (4) (5)
Fixed-to-Floating Rate
Series D	8,400,000	6,107,318	$147,745	$152,683	8.000%	October 15, 2027	October 15, 2027	3M LIBOR + 5.695%
Series E	9,900,000	7,343,151	177,697	183,579	7.875%	January 15, 2025	January 15, 2025	3M SOFR + tenor spread adjustment of 0.26161% + 6.429%
Series F	7,750,000	5,740,209	138,418	143,505	6.875%	October 15, 2026	October 15, 2026	3M SOFR + 6.130%
Fixed Rate
Series G	5,450,000	2,973,736	71,585	74,343	7.000%	January 15, 2027
Total	31,500,000	22,164,414	$535,445	$554,110

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

(b) Dividends on Preferred Stock

The following table presents the relevant information with respect to quarterly cash dividends declared on the Preferred Stock commencing January 1, 2024 through June 30, 2025:

			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock
June 12, 2025	July 1, 2025	July 15, 2025	$0.50	$0.691771300	$0.4296875	$0.43750
March 20, 2025	April 1, 2025	April 15, 2025	0.50	0.687036875	0.4296875	0.43750
December 10, 2024	January 1, 2025	January 15, 2025	0.50	0.4921875	0.4296875	0.43750
September 19, 2024	October 1, 2024	October 15, 2024	0.50	0.4921875	0.4296875	0.43750
June 18, 2024	July 1, 2024	July 15, 2024	0.50	0.4921875	0.4296875	0.43750
March 13, 2024	April 1, 2024	April 15, 2024	0.50	0.4921875	0.4296875	0.43750

(c) Common Stock

The Company had 200,000,000 authorized shares of common stock, par value $0.01 per share, with 90,313,984 and 90,574,996 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program, which expires on March 31, 2026, allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the three and six months ended June 30, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share.

During the three and six months ended June 30, 2024, the Company repurchased 587,347 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $3.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $5.95 per common share.

As of June 30, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

(d) Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to the quarterly periods commencing January 1, 2024 through June 30, 2025:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2025	June 12, 2025	June 23, 2025	July 30, 2025	$0.20
First Quarter 2025	March 20, 2025	March 31, 2025	April 28, 2025	0.20
Fourth Quarter 2024	December 10, 2024	December 20, 2024	January 23, 2025	0.20
Third Quarter 2024	September 19, 2024	September 30, 2024	October 28, 2024	0.20
Second Quarter 2024	June 18, 2024	June 28, 2024	July 29, 2024	0.20
First Quarter 2024	March 13, 2024	March 25, 2024	April 25, 2024	0.20

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

There were no shares of the Company's common stock issued under the Common Equity Distribution Agreement during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, approximately $100.0 million of common stock remains available for issuance under the Common Equity Distribution Agreement.

On June 13, 2025, the Company entered into an equity distribution agreement (the “Preferred Equity Distribution Agreement”) with a sales agent, pursuant to which the Company may offer and sell shares of its Preferred Stock, having a maximum aggregate gross sales price of up to $50.0 million from time to time through the sales agent. The Company has no obligation to sell any of the shares of Preferred Stock issuable under the Preferred Equity Distribution Agreement and may at any time suspend solicitations and offers under the Preferred Equity Distribution Agreement.

The Preferred Equity Distribution Agreement replaced the Company's prior preferred equity distribution agreement with a sales agent dated March 29, 2019, as amended on March 2, 2022 (collectively, the “Prior Preferred Equity Distribution Agreement”), pursuant to which approximately $100.0 million of aggregate value of the Company's preferred stock remained available for issuance prior to termination.

During the three and six months ended June 30, 2025, the Company issued 175,495 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.07 per share, resulting in total net proceeds to the Company of approximately $4.0 million. There were no shares of Preferred Stock issued under the Prior Preferred Equity Distribution Agreement during the three and six months ended June 30, 2024. As of June 30, 2025, approximately $46.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement.

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

During the three months ended June 30, 2025, the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share. During the six months ended June 30, 2025, certain of the PSUs, RSUs and DSUs awarded under the 2017 Plan were determined to be dilutive and were included in the calculation of diluted earnings per common share under the treasury stock method. Under this method, common equivalent shares are calculated assuming that target PSUs and outstanding RSUs and DSUs vest according to the respective PSU, RSU and DSU agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.

During the three and six months ended June 30, 2024, the PSUs and RSUs awarded under the 2017 Plan were determined to be anti-dilutive and were not included in the calculation of diluted loss per common share.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated (dollar and share amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic (Loss) Earnings per Common Share:
Net income (loss) attributable to Company	$8,546	$(15,589)	$50,701	$(73,489)
Less: Preferred Stock dividends	(12,032)	(10,439)	(23,902)	(20,878)
Net (loss) income attributable to Company's common stockholders	$(3,486)	$(26,028)	$26,799	$(94,367)
Basic weighted average common shares outstanding	90,324	90,989	90,453	91,053
Basic (Loss) Earnings per Common Share	$(0.04)	$(0.29)	$0.30	$(1.04)

Diluted (Loss) Earnings per Common Share:
Net income (loss) attributable to Company	$8,546	$(15,589)	$50,701	$(73,489)
Less: Preferred Stock dividends	(12,032)	(10,439)	(23,902)	(20,878)
Net (loss) income attributable to Company's common stockholders	$(3,486)	$(26,028)	$26,799	$(94,367)
Weighted average common shares outstanding	90,324	90,989	90,453	91,053
Net effect of assumed PSUs vested	—	—	589	—
Net effect of assumed RSUs and DSUs vested	—	—	180	—
Diluted weighted average common shares outstanding	90,324	90,989	91,222	91,053
Diluted (Loss) Earnings per Common Share	$(0.04)	$(0.29)	$0.29	$(1.04)

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

Of the common stock authorized at June 30, 2025, 3,059,904 shares remain available for issuance under the 2017 Plan. The Company’s non-employee directors have been issued 319,934 shares under the 2017 Plan as of June 30, 2025. The Company’s employees have been issued 1,434,461 shares of restricted stock under the 2017 Plan as of June 30, 2025. At June 30, 2025, there were 233,098 shares of non-vested restricted stock outstanding, 2,863,258 common shares reserved for issuance in connection with outstanding PSUs under the 2017 Plan, 1,196,652 common shares reserved for issuance in connection with outstanding RSUs under the 2017 Plan and 204,378 common shares reserved for issuance in connection with outstanding DSUs under the 2017 Plan.

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

(a) Restricted Common Stock Awards

During the three and six months ended June 30, 2025, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2024, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.8 million and $1.7 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. Non-vested restricted stock is forfeited upon the recipient's termination of employment, subject to certain exceptions.

A summary of the activity of the Company's non-vested restricted stock under the 2017 Plan for the six months ended June 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares as of January 1	538,159	$10.39	524,570	$13.57
Granted	—	—	342,628	8.23
Vested	(264,338)	11.44	(246,917)	13.90
Forfeited	(40,723)	9.33	(55,156)	10.12
Non-vested shares as of June 30	233,098	$9.38	565,125	$10.49
Restricted stock granted during the period	—	$—	342,628	$8.23

(1)The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2025 and 2024, the Company had unrecognized compensation expense of $1.5 million and $4.5 million, respectively, related to the non-vested shares of restricted common stock under the 2017 Plan. The unrecognized compensation expense at June 30, 2025 is expected to be recognized over a weighted average period of 1.3 years. The total fair value of restricted shares vested during the six months ended June 30, 2025 and 2024 was approximately $1.6 million and $2.1 million, respectively. The requisite service period for restricted stock awards at issuance is three years and the restricted common stock vests ratably over the requisite service period.

(b) Performance Share Units

During the six months ended June 30, 2025 and 2024, the Company granted PSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, PSUs are instruments that provide the holder the right to receive one share of the Company's common stock once a performance condition has been satisfied. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan.

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

The PSUs include dividend equivalent rights ("DERs") which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the PSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the PSU to which such DER relates. Upon vesting of the PSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding PSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the six months ended June 30, 2024 were settled in cash.

A summary of the activity of the target PSU awards under the 2017 Plan for the six months ended June 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Target Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested target PSUs as of January 1	939,523	$11.48	905,825	$18.12
Granted	710,132	6.82	384,584	5.72
Vested	—	—	(350,886)	22.31
Forfeited	(218,026)	18.66	—	—
Non-vested target PSUs as of June 30	1,431,629	$8.08	939,523	$11.48

(1)The grant date fair value of the PSUs was determined through a Monte-Carlo simulation of the Company’s common stock total shareholder return and the common stock total shareholder return of its identified performance peer companies to determine the relative total shareholder return of the Company’s common stock over a future period of three years.

The three-year performance period for PSUs granted in 2022 ended on December 31, 2024 and the relative total shareholder return of the Company's common stock did not exceed the threshold amount for the performance period. Accordingly, all PSUs granted in 2022 did not vest and target PSUs of 188,729 were forfeited during the six months ended June 30, 2025. The three-year performance period for PSUs granted in 2021 ended on December 31, 2023, resulting in the vesting of 441,973 shares of common stock during the six months ended June 30, 2024 with a fair value of $3.6 million on the vesting date. The number of vested shares related to PSUs granted in 2021 was greater than the target PSUs of 350,886. Non-vested PSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2025 and 2024, there was $6.2 million and $5.4 million of unrecognized compensation cost related to the non-vested portion of the PSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the PSUs at June 30, 2025 is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the PSUs was $1.0 million and $1.7 million for the three and six months ended June 30, 2025, respectively. Compensation expense related to the PSUs was $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

(c) Restricted Stock Units

During the six months ended June 30, 2025 and 2024, the Company granted RSUs that had been approved by the Compensation Committee and the Board of Directors. Under the 2017 Plan, each RSU represents an unfunded promise to receive one share of the Company's common stock upon satisfaction of the vesting provisions. The awards were issued pursuant to and are consistent with the terms and conditions of the 2017 Plan. The requisite service period for RSUs at issuance is three years and the RSUs vest ratably over the requisite service period.

The RSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the RSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the RSU to which such DER relates. Upon vesting of the RSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding RSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the six months ended June 30, 2025 and 2024 were settled in cash.

A summary of the activity of the RSU awards under the 2017 Plan for the six months ended June 30, 2025 and 2024, respectively, is presented below:

	2025		2024
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested RSUs as of January 1	450,600	$9.59	351,974	$11.65
Granted	1,042,229	5.91	256,389	8.53
Vested	(198,297)	10.24	(157,763)	12.45
Forfeited	(97,880)	6.20	—	—
Non-vested RSUs as of June 30	1,196,652	$6.56	450,600	$9.59

(1)The grant date fair value of RSUs is based on the closing market price of the Company’s common stock at the grant date.

During the six months ended June 30, 2025, 198,297 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.2 million on the vesting date. During the six months ended June 30, 2024, 157,763 shares of common stock were issued in connection with the vesting of RSUs at a fair value of $1.3 million on the vesting date. Non-vested RSUs are forfeited upon the recipient's termination of employment, subject to certain exceptions.

As of June 30, 2025 and 2024, there was $6.3 million and $3.4 million of unrecognized compensation cost related to the non-vested portion of the RSUs, respectively. The unrecognized compensation cost related to the non-vested portion of the RSUs at June 30, 2025 is expected to be recognized over a weighted average period of 2.2 years. Compensation expense related to the RSUs was $0.9 million and $1.6 million for the three and six months ended June 30, 2025, respectively. Compensation expense related to the RSUs was $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively.

(d) Deferred Stock Units

During the three and six months ended June 30, 2025 and the year ended December 31, 2024, the Company granted DSUs that had been approved by the Compensation Committee and the Board of Directors to non-employee directors. Under the 2017 Plan, each DSU represents an unfunded promise to receive one share of the Company's common stock, subject to the non-employee director's continued service on the Board of Directors through the day immediately preceding the annual meeting of the Company's stockholders in the year subsequent to the grant date. Non-vested DSUs are forfeited upon the recipient's termination of service on the Company's Board of Directors.

The DSUs include DERs which shall remain outstanding from the grant date until the earlier of the settlement or forfeiture of the DSU to which the DER corresponds. Each vested DER entitles the holder to receive payments in an amount equal to any dividends paid by the Company in respect of the share of the Company’s common stock underlying the DSU to which such DER relates. Upon vesting of the DSUs, the DERs will also vest. DERs will be forfeited upon forfeiture of the corresponding DSUs. The DERs may be settled in cash or stock at the discretion of the Compensation Committee. The DERs that vested during the three and six months ended June 30, 2025 were settled in cash.

A summary of the activity of the DSU awards under the 2017 Plan for the six months ended June 30, 2025 is presented below:

	2025
	Number of Non-vested Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested DSUs as of January 1	110,772	$6.50
Granted	112,068	6.96
Vested	(110,772)	6.50
Non-vested DSUs as of June 30	112,068	$6.96

(1)The grant date fair value of DSUs is based on the closing market price of the Company’s common stock at the grant date.

Non-employee directors may elect to defer issuance of shares of common stock in connection with the vesting of DSUs. During the six months ended June 30, 2025, 110,772 DSUs vested at a fair value of $0.8 million on the vesting date, of which 18,462 shares of common stock were issued at a fair value of $0.1 million. 92,310 common shares remain reserved for issuance in connection with vested DERs as of June 30, 2025.

As of June 30, 2025, there was $0.7 million of unrecognized compensation cost related to the non-vested portion of the DSUs. The unrecognized compensation cost related to the non-vested portion of the DSUs at June 30, 2025 is expected to be recognized over a weighted average period of 0.9 years. Compensation expense related to the DSUs was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

21. Income Taxes

For the three and six months ended June 30, 2025 and 2024, the Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 100% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements.

The income tax (benefit) expense for the three and six months ended June 30, 2025 and 2024, respectively, is comprised of the following components (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax (benefit) expense	$(168)	$—	$486	$163
Deferred income tax expense	7	342	1	69
Total income tax (benefit) expense	$(161)	$342	$487	$232

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets (liabilities) and their deferred tax effect as of June 30, 2025 and December 31, 2024, respectively, are as follows (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforward	$7,652	$9,671
Capital loss carryover	20,168	16,259
GAAP/Tax basis differences	4,160	11,346
Deferred tax assets	31,980	37,276
Less: Valuation allowance	(28,134)	(26,412)
Net deferred tax assets (1)	3,846	10,864
Deferred tax liabilities
GAAP/Tax basis differences	2,265	9,282
Deferred tax liabilities (2)	2,265	9,282
Total net deferred tax asset	$1,581	$1,582

(1)Included in other assets in the accompanying condensed consolidated balance sheets.
(2)Included in other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2025, the Company, through wholly-owned TRSs, had incurred net operating losses in the aggregate amount of approximately $34.5 million. The Company’s carryforward net operating losses can be carried forward indefinitely until they are offset by future taxable income. Additionally, as of June 30, 2025, the Company, through its wholly-owned TRSs, had also incurred approximately $90.9 million in capital losses. The Company's carryforward capital losses will expire between 2025 and 2030 if they are not offset by future capital gains.

As of June 30, 2025, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized. The change in the valuation for the current year is an increase of approximately $1.7 million. The Company will continue to monitor positive and negative evidence related to the utilization of the remaining deferred tax assets for which a valuation allowance continues to be provided.

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

22. Net Interest Income

The following table details the components of the Company's interest income and interest expense for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Residential loans
Residential loans	$7,639	$11,798	$18,658	$23,486
Consolidated SLST	11,890	9,154	22,630	17,281
Residential loans held in securitization trusts	45,977	30,101	89,218	57,032
Total residential loans	65,506	51,053	130,506	97,799
Investment securities available for sale	71,492	35,450	132,541	68,354
Multi-family loans	2,176	2,669	4,756	5,311
Other	1,727	1,603	2,833	3,202
Total interest income	140,901	90,775	270,636	174,666
Interest expense
Repurchase agreements	56,022	41,580	108,513	80,733
Collateralized debt obligations
Consolidated SLST	8,429	6,752	15,393	12,553
Residential loan securitizations	32,855	20,652	63,180	39,027
Non-Agency RMBS re-securitization	1,265	—	2,555	—
Total collateralized debt obligations	42,549	27,404	81,128	51,580
Senior unsecured notes	4,928	1,676	9,545	3,302
Subordinated debentures	955	1,071	1,905	2,144
Total interest expense	104,454	71,731	201,091	137,759
Net interest income	$36,447	$19,044	$69,545	$36,907

23. Other Income (Loss)

The following table details the components of the Company's other income (loss) for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Servicing fee income	$1,973	$—	$3,953	$—
(Loss) gain on sale of real estate (1)	(19)	127	$(64)	$261
Preferred equity and mezzanine loan premiums resulting from early redemption	—	—	—	98
Gain on de-consolidation of joint venture equity investment in Consolidated VIEs	—	261	—	311
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	—	—	(692)
Provision for uncollectible receivables (2)	—	—	—	(3,207)
Miscellaneous income	246	27	278	54
Total other income (loss)	$2,200	$415	$4,167	$(3,175)

(1)See Notes 8 and 9 for description of nature of transactions out of which items arose.
(2)During the six months ended June 30, 2024, the Company recorded a provision for uncollectible receivables for asset management expenses incurred related to a non-accrual multi-family loan that are in excess of anticipated redemption proceeds (see Note 5).

24. Segment Reporting

The Company is in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets (the “investment portfolio”) in the United States and derives its revenues from management of the investment portfolio. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The operating results of the Company’s investment portfolio, which includes residential loans, investment securities, multi-family loans and equity investments, including joint venture equity investments in multi-family properties, are regularly reviewed, in the aggregate, by the CODM based upon total assets reported on the condensed consolidated balance sheets and net income (loss) reported on the condensed consolidated statements of operations. The CODM also considers significant, and regularly reviews, consolidated salaries and benefits expense in the amounts of approximately $8.1 million and $15.9 million for the three and six months ended June 30, 2025, respectively, and $7.8 million and $16.9 million for the three and six months ended June 30, 2024, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

25. Subsequent Events

Issuance of Senior Unsecured Notes

On July 8, 2025, the Company completed the issuance of $90.0 million in aggregate principal amount of its 9.875% Senior Notes due 2030 (the "9.875% 2030 Senior Notes") in an underwritten public offering. The total proceeds to the Company from the offering of the 9.875% 2030 Senior Notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

Acquisition of Remaining Interest in Constructive Loans, LLC

On July 15, 2025 (the "Acquisition Date"), the Company, through a wholly owned subsidiary, acquired the outstanding 50% ownership interests in Constructive Loans, LLC ("Constructive") that were not previously owned by the Company through the consummation of a membership interest purchase agreement and cash consideration of approximately $38.4 million, subject to a customary post-closing reconciliation, including a net book value adjustment, and settlement of certain contingent consideration. Constructive is a business purpose loan lender specializing in rental and transitional loans for real estate investors. Prior to completion of the Constructive acquisition, the Company purchased business purpose loans from Constructive (see Note 6). In increasing the Company's ownership of Constructive to 100%, the Company bolstered its access to Constructive's proprietary origination channels and third-party distribution network.

Prior to the Acquisition Date, the Company accounted for its previously held membership interest in Constructive as an equity method investment, utilizing the fair value election (see Note 6). Given the recent timing of the transaction, the Company is currently evaluating the purchase price allocation. It is impracticable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these condensed consolidated financial statements.

Recent Tax Law Changes

On July 4, 2025, the legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA made significant changes to the U.S. federal income tax law that impact REITs and their investors. Specifically, the OBBBA increases the REIT asset test limitation on the value of TRS securities a REIT may hold from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its total assets. The OBBBA also makes permanent the 20% deduction for “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income) for individuals, trusts, and estates that was set to sunset for taxable years beginning after December 31, 2025. In addition, for taxable years beginning after December 31, 2024, the OBBBA restored the exclusion of deductions for depreciation, depletion and amortization in the calculation of a taxpayer’s “adjusted taxable income” for purposes of calculating the limitation on the taxpayer’s net interest expense deduction, which was previously in effect for taxable years beginning before January 1, 2022. This change will generally have the effect of increasing the available deduction.

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
•our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•impairments and declines in the value of the collateral underlying our investments;
•changes in the benefits we anticipate from the acquisition of Constructive Loans, LLC (“Constructive”);
•our ability to effectively integrate Constructive into our Company and the risks associated with the ongoing operation thereof;
•our ability to manage or hedge credit risk, interest rate risk, and other financial and operational risks;
•our exposure to liquidity risk, risks associated with the use of leverage, and market risks; and
•risks associated with investing in real estate assets and/or operating companies, including changes in business conditions and the general economy, the availability of investment opportunities and conditions in markets for residential loans, mortgage-backed securities, structured multi-family investments and other assets that we own or in which we invest.

These and other risks, uncertainties and factors, including the risk factors described in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as updated by those risks described in our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•“Agency investments” refers to Agency RMBS and TBAs;

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

•“TBAs” refers to to-be-announced securities that are forward contracts for the purchase or sale of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date;

•“TBA dollar roll income” refers to the difference in price between two TBA contracts with the same terms but different settlement dates that are simultaneously bought and sold; and

•“Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

Portfolio Update

During the three months ended June 30, 2025, we continued to expand our investment securities and residential loan portfolios. Our investment activity was offset primarily by repayments and residential loan sales. The following table presents the activity for our investment portfolio for the three months ended June 30, 2025 (dollar amounts in thousands):

	March 31, 2025	Acquisitions (1)	Repayments (2)	Sales	Transfers to Disposal Group Held for Sale (3)	Fair Value Changes and Other (4)	June 30, 2025
Residential loans	$2,954,018	$280,199	$(384,072)	$(28,598)	$—	$5,097	$2,826,644
Investment securities
Agency RMBS and TBAs (5)	4,558,720	503,747	(133,629)	—	—	11,125	4,939,963
Non-Agency RMBS	63,787	1,550	(25,121)	—	—	(849)	39,367
U.S. Treasury securities	24,305	116,076	—	—	—	54	140,435
Total investment securities available for sale and TBAs	4,646,812	621,373	(158,750)	—	—	10,330	5,119,765
Consolidated SLST (6)	148,061	12,179	(4,248)	—	—	4,938	160,930
Total investment securities	4,794,873	633,552	(162,998)	—	—	15,268	5,280,695
Preferred equity investments, mezzanine loans and equity investments	181,221	—	(11,000)	—	(500)	(3,282)	166,439
Equity investments in consolidated multi-family properties (7)	154,234	650	(464)	—	—	1,161	155,581
Equity investments in disposal group held for sale (3)	19,906	—	—	—	500	(3,020)	17,386
Single-family rental properties	140,116	331	—	(1,973)	—	(1,399)	137,075
Mortgage servicing rights	20,297	—	—	—	—	(848)	19,449
Total investment portfolio	$8,264,665	$914,732	$(558,534)	$(30,571)	$—	$12,977	$8,603,269

(1)Also includes draws funded for business purpose bridge loans and existing equity investments in consolidated multi-family properties, cost basis of new TBA positions and capitalized costs for single-family rental properties.
(2)Includes principal repayments and return of invested capital.
(3)The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, unconsolidated joint venture equity investments and the assets and liabilities related to certain joint venture equity investments in multi-family properties are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.
(4)Primarily includes net realized gains or losses, changes in net unrealized gains or losses (including reversals of previously recognized net unrealized gains or losses on sales or redemptions), net amortization/accretion/depreciation and net loss from real estate attributable to the Company.

(5)Includes TBAs that are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of June 30, 2025, our TBAs had a net carrying value of $0.1 million reported in other assets on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(6)Consolidated SLST is primarily presented on our condensed consolidated balance sheets as residential loans, at fair value and collateralized debt obligations, at fair value. A reconciliation to our condensed consolidated financial statements as of June 30, 2025 and March 31, 2025, respectively, follows (dollar amounts in thousands):

	June 30, 2025	March 31, 2025
Residential loans, at fair value	$1,199,383	$959,250
Deferred interest (a)	(6,556)	(5,916)
Less: Collateralized debt obligations, at fair value	(1,031,897)	(805,273)
Consolidated SLST investment securities owned by NYMT	$160,930	$148,061

(a)Included in other liabilities on our condensed consolidated balance sheets as of June 30, 2025 and March 31, 2025.

(7)See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated balance sheets.

General

We are an internally managed REIT for U.S. federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related residential assets. Our principal objective is to generate long-term stable earnings for distribution to our stockholders over changing economic conditions with a diversified investment portfolio. Our current investment portfolio includes credit sensitive single-family and multi-family assets, as well as other types of fixed-income investments such as Agency RMBS.

We have elected to be taxed as a REIT for U.S. federal income tax purposes and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income, distribution and ownership tests and record keeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some U.S. federal, state and local taxes on income generated in our TRSs.

Executive Summary

Since the second quarter of 2023, we have actively repositioned our investment portfolio with the objective of enhancing recurring income for our stockholders. Our investment strategy since that time has focused on acquiring assets with less price sensitivity to credit deterioration, like Agency RMBS, and short duration, higher-coupon investments, like business purpose loans. We have also prioritized optimizing our financing structures and expanding our network of originator partnerships to support increased acquisition volumes.

Throughout this period, we have achieved solid momentum in our portfolio acquisition activity, acquiring approximately $4.1 billion of assets during the year ending December 31, 2024, and an additional $2.8 billion during the first half of 2025. These efforts contributed to a 55% increase in interest income and a 58% increase in adjusted interest income, a supplemental non-GAAP financial measure, for the second quarter of 2025 over the same period in 2024. In addition, we generated net income attributable to common stockholders of $0.30 per share and earnings available for distribution, a supplemental non-GAAP financial measure, of $0.42 per share for the first half of 2025, demonstrating continued momentum in portfolio growth and income generation.

On July 15, 2025, we acquired the remaining 50% interest in Constructive, a leading originator of business purpose loans for residential real estate investors, resulting in our full ownership of the platform and consolidation of Constructive's financial results in our consolidated financial statements beginning in the third quarter. Constructive operates in 48 states and originated over $1.7 billion of loans during the twelve months ended June 30, 2025. This all-cash transaction supports our long-term strategy to expand our presence in residential credit markets, enhance recurring earnings, and align our platform with scalable origination capacity and strong credit underwriting standards.

We continue to execute on our previously announced strategic repositioning, including the wind-down of our multi-family joint venture equity investments. As of June 30, 2025, our exposure was reduced to $17.4 million across four multi-family properties, which were subsequently disposed in July 2025. We are not currently targeting multi-family investments and anticipate allocating minimal new capital to such investments in the future solely to protect our existing interests. We expect that our multi-family portfolio, including our Mezzanine Lending investments, will wind down over time.

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

As of June 30, 2025, the Company’s Recourse Leverage Ratio and Portfolio Recourse Leverage Ratio (as defined in footnotes 6 and 7 to the table under "— Capital Allocation") increased to 3.8x and 3.6x, respectively, from 3.0x and 2.9x, respectively, as of December 31, 2024, primarily due to the financing of highly liquid Agency RMBS. As of June 30, 2025, 65% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 59% of that debt collateralized by Agency RMBS, 4% collateralized by residential credit assets and 2% collateralized by U.S. Treasury securities. The remaining 35% has no exposure to margin calls relating to collateral repricing by our counterparties. We anticipate a gradual increase in leverage as we further scale our investment portfolio. Nonetheless, we remain committed to prudently managing our liabilities and intend to continue pursuing longer-term, non-mark-to-market financing arrangements for portions of our credit portfolio, which we believe will enhance our liquidity management and better insulate the business from potential market dislocations.

In January 2025, we completed the issuance of $82.5 million of our 9.125% Senior Notes due 2030 in an underwritten public offering, receiving approximately $79.3 million in net proceeds which were predominantly used to purchase Agency RMBS. In the first half of 2025, we also completed two new securitizations of residential loans resulting in approximately $326.3 million of net proceeds to us after deducting expenses associated with the transactions and concurrently redeemed a residential loan securitization with an outstanding balance of approximately $54.4 million. Further, in July 2025, we completed the issuance of $90.0 million of our 9.875% Senior Notes due 2030 in an underwritten public offering, receiving approximately $86.6 million in net proceeds which were predominantly used to acquire our targeted assets.

Looking ahead, with the integration of Constructive's origination platform, we expect to remain opportunistic in scaling our portfolio across the residential housing sector, with a continued focus on growing our recurring income, maintaining a disciplined investment posture and aligning capital deployment with market conditions.

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

Financial markets continued to experience volatility in the second quarter of 2025, due in part to the U.S. presidential administration’s announcement of broad U.S. tariffs on imported goods in early April 2025, trade policy uncertainty, debate over the “One Big Beautiful Bill Act of 2025” (the “OBBBA”) and elevated geopolitical tensions. Mortgage-related markets remained challenged in the second quarter of 2025; while origination volumes increased in the second quarter of 2025, such increases were accompanied by lower margins, reflecting rate volatility. Nevertheless, the Dow Jones Industrial Average finished the second quarter of 2025 up 4.98%, and the Nasdaq Composite Index finished the second quarter of 2025 up 17.75%. Trade, interest rate and monetary policy uncertainty, mixed inflation data and geopolitical instability have further cautioned a number of economic outlooks, with concerns regarding the potential for stagflation persisting. We anticipate that due to ongoing uncertainty related to trade policy, inflation, interest rates, monetary policy, the U.S. debt limit and the implementation of the new U.S. presidential administration’s policies, markets and the pricing for many of our assets will continue to experience volatility in 2025.

The market conditions discussed below significantly influence our investment strategy and results:

Select U.S. Financial and Economic Data. The U.S. economy grew at an accelerated rate in the second quarter of 2025 with real gross domestic product (“GDP”) increasing by 3.0% (advanced estimate) annualized rate, as compared to the annualized 0.5% GDP decrease in the first quarter of 2025. While GDP grew in the second quarter of 2025, inflation remains persistently above the Federal Reserve’s target of two percent, job growth remains robust and U.S. trade policy remains volatile. Uncertainty about how the Federal Reserve may adjust its monetary policy, the target range for the federal funds rate in response to such macroeconomic trends or the continued independence of the Federal Reserve may limit or undermine business activity and the potential for future GDP growth or result in further volatility, which could negatively impact the value of credit investments.

The tight U.S. labor market from the first quarter of 2025 showed resiliency in the second quarter of 2025 with stronger than expected job growth amid uncertain U.S. trade and fiscal policy. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.1% at the end of June 2025, finishing down slightly from the unemployment rate of 4.2% as of the end of March 2025. The number of unemployed persons decreased by 0.2 million year-over-year to 7.0 million as of the end of June 2025. There continues to be a disparity between the number of available job openings, 7.8 million as of the end of May 2025, and the number of unemployed persons, resulting in a competitive labor market and rising wages. As of June 2025, average hourly earnings for all employees on non-farm payrolls rose 3.7% year-over-year.

After raising the target range for the federal funds rate a total of 5.25% in 2022 and 2023, bringing the range to its highest level in over 22 years, and holding the range at that target for 14 months, the Federal Reserve cut the target range three times in 2024 for an aggregate reduction of 100 basis points. In considering additional adjustments to the target range for the federal funds rate, the Federal Reserve stated that it will carefully assess incoming data, the evolving outlook, and the balance of risks to the Federal Reserve’s dual mandate of achieving maximum employment and inflation at a rate of two percent over the longer run. In its June 2025 statement, the Federal Reserve acknowledged that uncertainty around the economic outlook has declined but remains elevated and that inflation remains somewhat elevated. Such economic uncertainty and elevated inflation along with recently implemented U.S. tariffs have led some market commentators to suggest that the Federal Reserve is likely to make fewer or smaller cuts, if any, to the target range for the federal funds rate in 2025. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners, our financing and capital costs and economic growth generally.

After receding in 2024, fears of an economic recession – a significant decline in economic activity that is spread across the economy and that lasts more than a few months, as defined by the National Bureau of Economic Research – in the U.S. resurfaced in the start of 2025 due in part to uncertainty involving tariff and trade policies. Specifically, on April 2, 2025, the current U.S. administration rolled out “Liberation Day” tariffs, which became effective in early April 2025, including a minimum baseline tariff of 10% on all trading partners and, furthermore, targeted punitive levies on certain countries with the largest U.S. trade deficits. Taking into account these tariffs, an April 2025 survey of economists by the Wall Street Journal indicated that the respondents believed that the probability of a recession in the next twelve months is at 45%, the highest probability indicated by the Wall Street Journal’s survey since late 2023. However, a July 2025 survey of economists by the Wall Street Journal lowered the probability of a recession in the next 12 months to 33%. Originally, the economists surveyed by the Wall Street Journal attributed the increased likelihood of a recession in the next twelve months to significant reductions in their expectations for GDP growth, driven by U.S. tariff and trade policy and inflation concerns, among other factors. As of July 2025, these economists surveyed by the Wall Street Journal cited improved second-quarter GDP forecasts for the decrease in likelihood of a recession. Even so, trade uncertainty persists with the potential for reciprocal tariffs to become effective on August 1, 2025. As of July 31, 2025, certain U.S. trading partners have reached an agreement with the U.S. with respect to tariffs. However, a number of U.S. trading partners have not reached tariff agreements with the U.S., and it remains to be seen the extent to which tariffs will be imposed and enforced on those U.S. trading partners that do not reach an agreement. Tariffs are often considered to be inflationary, including with respect to construction costs, with such higher costs frequently borne by consumers. Higher prices resulting from tariffs may generally lead to a reduction in economic activity, particularly if such increase in prices is not offset by a reduction in interest rates. Moreover, uncertainty with respect to the global trading system has unnerved certain markets, including the bond market, and may be reflective of broader fears regarding the U.S. and global economic stability. An economic recession, stagnating economic growth or market disruption may put pressure on the ability of our operating partners, joint ventures, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

Single-Family Homes and Residential Mortgage Market. In the first half of 2025, the residential real estate market remained competitive for home buyers. Data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller National Home Price NSA Indices for June 2025 showed that, on average, home prices increased 3.4% for the 20-City Composite over June 2024. Additionally, according to the National Association of Realtors (“NAR”), existing home sales in May 2025 increased 0.8% month-over-month, but decreased 0.7% year-over-year. NAR also reported that the median existing-home sales price for all housing types in May 2025 was $422,800, up 1.3% from $417,200 in May 2024. However, the residential real estate market has shown some preliminary signs of potential moderation. NAR notes that total housing inventory as of the end of May 2025 was up 20.3% year-over-year and that the supply of unsold housing inventory sat at 4.6 months as of the end of May 2025, up 3.8 months from May 2024. Additionally, according to Zillow Economic Research, the inventory of available homes at the end of May 2025 amounted to the most homes available in May since 2020. However, relatively elevated interest rates continue to contribute to affordability challenges for home buyers. According to Freddie Mac, the weekly average 30-year fixed-rate mortgage was 6.75% as of July 17, 2025, down 0.02% year-over-year. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, privately-owned housing starts for single-family homes averaged a seasonally adjusted annual rate of 919,000 and 967,167 for the three and six months ended June 30, 2025, respectively, as compared to 1,015,917 for the twelve months ended December 31, 2024. Declining single-family housing fundamentals may adversely impact the overall credit profile and value of our existing portfolio of single-family residential credit investments and the value of our single-family rental properties, as well as the availability of certain of our targeted assets.

Rental Housing. According to data provided by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, starts on multi-family homes containing five or more units averaged a seasonally adjusted annual rate of 387,667 and 375,667 for the three and six months ended June 30, 2025, respectively, as compared to 336,583 for the twelve months ended December 31, 2024. According to RealPage Analytics, effective rents for professionally managed apartments grew 0.5% for the twelve months ended June 2025. While rent growth was modest, RealPage Analytics noted that occupancy has steadily increased over the last year, demonstrating that occupancy has remained a priority for operators over rent growth. Weakening multi-family housing fundamentals, including, among other things, increasing supply of apartments and declining rents in the markets or submarkets in which we invest, increasing interest rates, widening capitalization rates and reduced liquidity for owners of multi-family properties, may cause our operating partners to fail to meet their obligations to us and/or contribute to reduced cash flows from and/or valuation declines for multi-family properties, and in turn, many of the multi-family investments that we own.

Credit Spreads. Investment grade and high-yield credit spreads both tightened over the course of the second quarter of 2025 with investment grade spreads finishing 11 basis points lower than the start of the second quarter of 2025 and high-yield spreads finishing 59 basis points lower than the start of the first quarter of 2025. Tightening credit spreads generally increase the value of many of our credit sensitive assets, while widening credit spreads tend to have a negative impact on the value of many of our credit sensitive assets.

Financing Markets. From June 2022 until the end of August 2024, the Treasury curve inverted with short term yields greater than long term yields, which was the longest inverted Treasury curve on record. Inversions and subsequent normalizations of this spread are generally considered to be indicators of a recession in the near term, although some market commentators have cautioned against August 2024’s uninversion being such an indicator. On June 30, 2025, the spread between the 2-Year U.S. Treasury yield and the 10-Year U.S. Treasury yield closed at 52 basis points, as compared to a 33 basis point spread on December 31, 2024. This spread is important as it is indicative of opportunities for investing in levered assets. Increases in interest rates raise the costs of many of our liabilities, while overall interest rate volatility generally increases the costs of hedging and may place downward pressure on some of our strategies.

Monetary Policy and Recent Regulatory Developments. The Federal Reserve took a number of actions to stabilize markets during the COVID-19 pandemic. From March 2020 until March 2022, the Federal Reserve implemented an asset purchase program aimed at providing liquidity to the U.S. Treasury and Agency RMBS markets. Under the Federal Reserve’s asset purchase program, the Federal Reserve’s balance sheet grew from about $4.2 trillion in assets at the start of March 2020 to about $8.9 trillion in assets at the end of the program in March 2022. On June 1, 2022, the Federal Reserve shifted course and began shrinking its balance sheet by reducing its holdings of U.S. Treasuries and Agency RMBS. As of the end of June 2025, the Federal Reserve continues to shrink its balance sheet by allowing $5 billion of U.S. Treasuries and $35 billion of Agency RMBS to roll off its balance sheet each month. As of July 16, 2025, the Federal Reserve held about $6.7 trillion in assets. Sales or reductions in the pace of purchasing of Agency RMBS by the Federal Reserve could create headwinds in the market for Agency RMBS where increased supply could drive prices lower and interest rates higher.

From March 2020 to March 2022, the Federal Reserve maintained a target range for the federal funds rate of 0% to 0.25% in view of the COVID-19 pandemic and to foster maximum employment and price stability. Then, from March 2022 through July 2023, the Federal Reserve increased the federal funds rate eleven times to bring the target range for the federal funds rate to 5.25% to 5.50% where it remained until the last four months of 2024 when the Federal Reserve cut the target range three times for an aggregate reduction of 100 basis points. When announcing its rate cuts at the end of 2024, the Federal Reserve stated that inflation had made progress toward the Federal Reserve’s objective of achieving an inflation rate of two percent over the longer run and that, in light of this progress on inflation and considering the risks to the Federal Reserve’s second objective of achieving maximum employment, a cut to the target range was appropriate. Since its December 2024 meeting through its June 2025 meeting, the Federal Reserve did not make any further changes to the target range for the federal funds rate. The Federal Reserve noted in its June 2025 statement that any future cuts to the target range for the federal funds rate will depend on a careful assessment of incoming data, the evolving outlook, and the balance of risks to its dual mandate of achieving maximum employment and an inflation rate of two percent. As reflected on the “dot plot” included in the projection materials from the Federal Reserve’s June 2025 meeting, most Federal Reserve officials indicated that an additional 50 basis points or more in cuts to the target range for the federal funds rate by the end of 2025 would be appropriate. The Federal Reserve has adopted a wait and see approach before it makes any cuts given that the impact of tariffs on inflation is still developing. The Federal Reserve’s June 2025 statement noting elevated economic uncertainty along with the forecasted effects of tariffs on the U.S. economy and inflation have cautioned some market commentators’ expectations of the number and extent of further cuts, if any, to the target range for the federal funds rate in 2025.

Uncertainty exists regarding the U.S. debt limit, which is the statutory maximum amount of money that the U.S. government may borrow to meet its existing obligations. The U.S. government reached the debt limit in the middle of January 2025 and the U.S. Treasury began taking “extraordinary measures” to keep the U.S. from breaching its obligations. In July 2025, the U.S. Congress approved the OBBBA, which raised the debt limit by $5 trillion. While the impact of the OBBBA remains to be seen, some market commentators caution that the OBBBA will grow the country’s budget deficits substantially, potentially leading to a dynamic of increasing deficits, higher interest rates, and slower growth. The current administration, however, remains optimistic that the OBBBA, in combination with increased tariff revenues, will reduce deficits. A weakened economy and/or higher interest rates may put pressure on the ability of our operating partners, tenants and borrowers to meet their obligations to us, and would likely adversely impact the value of our assets, among other things, any of which could materially adversely affect our results of operations and financial condition.

In September 2008, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the FHFA in order to preserve and conserve their assets and property and restore them to a sound and solvent condition so they can continue to fulfill their statutory missions. The current administration is revisiting the idea of taking Fannie Mae and Freddie Mac public, an idea that the current administration had sought to advance in prior years. Specifically, in May 2025, the current administration indicated that it would be making a decision in the near future about ending the conservatorships. Together, Fannie Mae and Freddie Mac guarantee a significant amount of the nearly $13 trillion U.S. Home loan market. If the conservatorships of Fannie Mae and Freddie Mac were ended, Fannie Mae and Freddie Mac may need to hold additional capital against riskier loans which may, in turn, cause Fannie Mae and Freddie Mac to charge borrowers higher mortgage rates or to lessen the amount of their lending, among other things. We invest in Agency RMBS and other mortgage-related assets that may be guaranteed by Fannie Mae or Freddie Mac. Higher interest rates tend to put pressure on our investments, mortgage borrowers, tenants, our operating partners and economic growth generally. For further discussion, please see the risk factor titled “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in such conservatorship or laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders” in Part I, Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Second Quarter 2025 Summary

Earnings and Return Metrics

The following table presents key earnings and return metrics for the three and six months ended June 30, 2025, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Net (loss) income attributable to Company's common stockholders	$(3,486)	$26,799
Net (loss) income attributable to Company's common stockholders per share (basic)	$(0.04)	$0.30
Earnings available for distribution attributable to Company's common stockholders (1)	$20,024	$38,217
Earnings available for distribution per common share (1)	$0.22	$0.42
Yield on average interest earning assets (1) (2)	6.48%	6.48%
Interest income	$140,901	$270,636
Interest expense	$104,454	$201,091
Net interest income	$36,447	$69,545
Net interest spread (1) (3)	1.50%	1.42%
Book value per common share at the end of the period	$9.11	$9.11
Adjusted book value per common share at the end of the period (1)	$10.26	$10.26
Economic return on book value (4)	(0.64)%	2.48%
Economic return on adjusted book value (5)	0.29%	3.00%
Dividends per common share	$0.20	$0.40

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

Key Developments During Second Quarter 2025

Investing Activities

•Acquired approximately $503.7 million of Agency investments with an average coupon of 5.29%.

•Acquired approximately $280.2 million in residential loans with an average gross coupon of 9.76%.

•Received approximately $13.0 million in proceeds from the redemption of a Mezzanine Lending investment.

Subsequent Developments

•On July 8, 2025, we completed the issuance of $90.0 million in aggregate principal amount of our 9.875% Senior Notes due 2030 in an underwritten public offering. The total proceeds to us from the offering of the notes, after deducting the underwriters' discount and commissions and offering expenses, were approximately $86.6 million.

•On July 15, 2025, we acquired the outstanding 50% ownership interests in Constructive that were not previously owned by the Company through the consummation of a membership interest purchase agreement and cash consideration of approximately $38.4 million, subject to a customary post-closing reconciliation, including a net book value adjustment, and settlement of certain contingent consideration.

•On July 24, 2025, we completed a securitization of residential loans, resulting in approximately $345.9 million in net proceeds to us after deducting expenses associated with the transaction. We utilized the net proceeds to redeem two residential loan securitizations in the third quarter of 2025.

Capital Allocation

The following provides an overview of the allocation of our total equity as of June 30, 2025 and December 31, 2024, respectively. We fund our investing and operating activities with a combination of cash flow from operations, proceeds from common and preferred equity and debt securities offerings, including senior unsecured notes and subordinated debentures, short-term and longer-term repurchase agreements and CDOs. A detailed discussion of our liquidity and capital resources is provided in “Liquidity and Capital Resources” elsewhere in this section.

The following tables set forth our allocated capital by investment category at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands).

At June 30, 2025:

	Single-Family	Multi- Family	Corporate/Other	Total
Residential loans	$4,026,027	$—	$—	$4,026,027
Consolidated SLST CDOs	(1,031,897)	—	—	(1,031,897)
Investment securities available for sale and TBAs (1)	4,979,330	—	140,435	5,119,765
Multi-family loans	—	74,999	—	74,999
Equity investments	—	54,324	37,116	91,440
Equity investments in consolidated multi-family properties (2)	—	155,581	—	155,581
Equity investments in disposal group held for sale (3)	—	17,386	—	17,386
Single-family rental properties	137,075	—	—	137,075
Mortgage servicing rights	19,449	—	—	19,449
Total investment portfolio carrying value	8,129,984	302,290	177,551	8,609,825
Liabilities:
Repurchase agreements and TBA cost basis (4)	(4,781,837)	—	(135,658)	(4,917,495)
Collateralized debt obligations
Residential loan securitization CDOs	(2,264,602)	—	—	(2,264,602)
Non-Agency RMBS re-securitization	(68,101)	—	—	(68,101)
Senior unsecured notes	—	—	(236,384)	(236,384)
Subordinated debentures	—	—	(45,000)	(45,000)
Cash, cash equivalents and restricted cash (5)	88,510	—	174,666	263,176
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	—	(49,574)	—	(49,574)
Other	136,895	(1,560)	(45,977)	89,358
Net Company capital allocated	$1,240,849	$251,156	$(110,802)	$1,381,203

Company Recourse Leverage Ratio (6)				3.8	x
Portfolio Recourse Leverage Ratio (7)				3.6	x

(1)Includes implied fair value of outstanding TBAs of $10.2 million. TBAs are recorded as derivative instruments in the Company's condensed consolidated financial statements. As of June 30, 2025, our TBAs had a net carrying value of $0.1 million reported in other assets on the Company's condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or cost basis).
(2)Represents the Company's equity investments in consolidated multi-family properties that are not in disposal group held for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.

(3)Represents the Company's equity investments in multi-family properties that are held for sale in disposal group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Equity Investments in Multi-Family Entities" for a reconciliation of equity investments in consolidated multi-family properties and disposal group held for sale to the Company's condensed consolidated financial statements.
(4)Includes repurchase agreements with a carrying value of $4.9 billion and outstanding TBAs with a cost basis of $10.1 million.
(5)Excludes cash in the amount of $5.3 million held in the Company's equity investments in consolidated multi-family properties and equity investments in consolidated multi-family properties in disposal group held for sale. Restricted cash of $106.7 million is included in the Company’s accompanying condensed consolidated balance sheets in other assets.
(6)Represents the Company's total outstanding recourse repurchase agreement financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs divided by the Company's total stockholders' equity. Does not include non-recourse repurchase agreement financing amounting to $3.8 million, Consolidated SLST CDOs amounting to $1.0 billion, residential loan securitization CDOs amounting to $2.3 billion, non-Agency RMBS re-securitization CDOs amounting to $68.1 million and mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale, totaling $453.5 million as they are non-recourse debt.
(7)Represents the Company's outstanding recourse repurchase agreement financing and cost basis of outstanding TBAs divided by the Company's total stockholders' equity.

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

Results of Operations

The following discussion provides information regarding our results of operations for the three and six months ended June 30, 2025 and 2024, including a comparison of year-over-year results and related commentary. A number of the tables contain a “change” column that indicates the amount by which results from the three and six months ended June 30, 2025 are greater or less than the results from the respective period in 2024. Unless otherwise specified, references in this section to increases or decreases in the “three-month period” refer to the change in results for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 and increases or decreases in the “six-month period” refer to the change in results for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024.

The following table presents the main components of our net income (loss) for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Interest income	$140,901	$90,775	$50,126	$270,636	$174,666	$95,970
Interest expense	104,454	71,731	32,723	201,091	137,759	63,332
Net interest income	36,447	19,044	17,403	69,545	36,907	32,638
Net loss from real estate	(3,014)	(13,106)	10,092	(5,249)	(29,473)	24,224
Total other (loss) income	(9,264)	(6,080)	(3,184)	22,689	(63,401)	86,090
General and administrative expenses	11,786	11,648	138	24,201	24,703	(502)
Portfolio operating expenses	7,354	7,399	(45)	14,560	15,141	(581)
Financing transaction costs	750	4,552	(3,802)	6,232	8,098	(1,866)
Income (loss) from operations before income taxes	4,279	(23,741)	28,020	41,992	(103,909)	145,901
Income tax (benefit) expense	(161)	342	(503)	487	232	255
Net loss attributable to non-controlling interests	4,106	8,494	(4,388)	9,196	30,652	(21,456)
Net income (loss) attributable to Company	8,546	(15,589)	24,135	50,701	(73,489)	124,190
Preferred stock dividends	(12,032)	(10,439)	(1,593)	(23,902)	(20,878)	(3,024)
Net (loss) income attributable to Company's common stockholders	(3,486)	(26,028)	22,542	26,799	(94,367)	121,166
Basic (loss) earnings per common share	$(0.04)	$(0.29)	$0.25	$0.30	$(1.04)	$1.34
Diluted (loss) earnings per common share	$(0.04)	$(0.29)	$0.25	$0.29	$(1.04)	$1.33

Interest Income and Interest Expense

Interest income increased in the three- and six-month periods primarily due to increased investments in Agency RMBS and business purpose loans. The increases in interest expense in the three- and six-month periods were due primarily to increases in financing obtained to fund investing activity through repurchase agreements and securitizations as well as issuance of senior unsecured notes.

Net Loss from Real Estate

The following table presents the components of net loss from real estate for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Income from real estate	$20,638	$36,466	$(15,828)	$41,293	$74,543	$(33,250)
Expenses related to real estate:
Interest expense, mortgages payable on real estate	(5,882)	(16,551)	10,669	(11,890)	(37,320)	25,430
Depreciation expense on operating real estate	(5,928)	(11,284)	5,356	(11,823)	(22,433)	10,610
Amortization of lease intangibles related to operating real estate	—	(951)	951	—	(2,378)	2,378
Other real estate expenses	(11,842)	(20,786)	8,944	(22,829)	(41,885)	19,056
Total expenses related to real estate	(23,652)	(49,572)	25,920	(46,542)	(104,016)	57,474
Net loss from real estate	$(3,014)	$(13,106)	$10,092	$(5,249)	$(29,473)	$24,224

The decrease in net loss from real estate in the three- and six-month periods was primarily attributable to reductions in expenses resulting from the sale or de-consolidation, since June 30, 2024, of certain multi-family real estate assets owned by entities in which we had joint venture equity investments. Rental income also decreased in these periods due to the aforementioned sales or de-consolidation of multi-family real estate assets.

Other (Loss) Income

Realized Losses, Net

The following table presents the components of realized losses, net recognized for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Residential loans and real estate owned	$(1,239)	$(7,369)	$6,130	$(15,520)	$(17,534)	$2,014
Investment securities	(2,532)	(122)	(2,410)	(29,351)	(490)	(28,861)
Total realized losses, net	$(3,771)	$(7,491)	$3,720	$(44,871)	$(18,024)	$(26,847)

During the three months ended June 30, 2025, the Company recognized $3.8 million of net realized losses primarily related to losses incurred on foreclosed properties due to lower valuations and losses recognized on the write down of certain investment securities. During the three months ended June 30, 2024, the Company recognized $7.4 million of net realized losses primarily related to losses incurred on foreclosed properties.

During the six months ended June 30, 2025, the Company recognized $44.9 million of net realized losses primarily related to the sale of U.S. Treasury securities and losses incurred on foreclosed properties. The net realized losses on our U.S. Treasury securities were largely offset by realized gains on our derivative instruments, as discussed below. During the six months ended June 30, 2024, the Company recognized $17.5 million of net realized losses primarily related to losses incurred on foreclosed properties and losses recognized on the sale of certain performing and non-performing residential loans in the first quarter of 2024. The Company also recognized net realized losses of $0.5 million on write-downs of non-Agency RMBS during the six months ended June 30, 2024.

Unrealized Gains (Losses), Net

The following table presents the components of unrealized gains (losses), net recognized for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Residential loans	$10,375	$(2,268)	$12,643	$40,730	$(5,236)	$45,966
Consolidated SLST	5,521	542	4,979	8,785	506	8,279
CDOs at fair value	(7,374)	(136)	(7,238)	(12,048)	1,501	(13,549)
Senior unsecured notes at fair value	2,343	—	2,343	5,393	—	5,393
Preferred equity and mezzanine loan investments	55	(16)	71	466	(4,793)	5,259
Investment securities	14,542	(14,634)	29,176	101,046	(47,880)	148,926
Mortgage servicing rights	(848)	—	(848)	(1,554)	—	(1,554)
Total unrealized gains (losses), net	$24,614	$(16,512)	$41,126	$142,818	$(55,902)	$198,720

The increases in unrealized gains in the three- and six-month periods are primarily related to decreases in interest rates, which impacted the pricing of our investment securities and residential loans.

(Losses) Gains on Derivative Instruments, Net

The following table presents the components of (losses) gains on derivative investments, net for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Unrealized (losses) gains on derivative instruments	$(36,261)	$5,509	$(41,770)	$(107,539)	$50,543	$(158,082)
Realized gains on derivative instruments	9,295	9,962	(667)	33,771	14,139	19,632
Total (losses) gains on derivative instruments, net	$(26,966)	$15,471	$(42,437)	$(73,768)	$64,682	$(138,450)

The increases in losses on derivative instruments in the three- and six-month periods are primarily related to decreases in interest rates, which resulted in lower valuations of our interest rate swaps. The losses in the six-month period were partially offset by gains realized on contract terminations and net payments received on instruments in 2025.

(Loss) Income from Equity Investments

The following table presents the components of (loss) income from equity investments for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Preferred return on preferred equity investments accounted for as equity	$1,574	$3,522	$(1,948)	$3,780	$7,039	$(3,259)
Unrealized gains (losses), net on preferred equity investments accounted for as equity	130	(778)	908	820	(691)	1,511
Loss from unconsolidated joint venture equity investments in multi-family properties	(611)	(15)	(596)	(838)	(4,065)	3,227
(Loss) income from investment in Constructive	(2,521)	3,379	(5,900)	(1,601)	1,690	(3,291)
Total (loss) income from equity investments	$(1,428)	$6,108	$(7,536)	$2,161	$3,973	$(1,812)

The decreases in income from equity investments during the three- and six-month periods were primarily due to 1) a decrease in the fair value of our investment in Constructive and 2) a decrease in preferred return on preferred equity investments accounted for as equity as a result of redemptions that have occurred since June 30, 2024. These decreases were partially offset by unrealized gains recognized on preferred equity investments accounted for as equity as a result of improved underlying property performance.

Impairment of Real Estate

The following table presents impairment of real estate for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Impairment of real estate	$(3,913)	$(4,071)	$158	$(7,818)	$(40,319)	$32,501

The decreases in impairment of real estate recognized in 2025 can primarily be attributed to the sale or de-consolidation of a significant portion of our multi-family real estate assets since June 30, 2024. Also, during the three and six months ended June 30, 2024, we recognized impairment losses on certain single-family rental properties transferred to held for sale as a result of the remeasurement of those assets to estimated fair value less costs to sell.

Loss on Reclassification of Disposal Group

The following table presents loss on reclassification of disposal group for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Loss on reclassification of disposal group	$—	$—	$—	$—	$(14,636)	$14,636

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

Other Income (Loss)

The following table presents the components of other income (loss) for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Servicing fee income	$1,973	$—	$1,973	$3,953	$—	$3,953
(Loss) gain on sale of real estate	(19)	127	(146)	(64)	261	(325)
Preferred equity and mezzanine loan premiums resulting from early redemption	—	—	—	—	98	(98)
Gain on de-consolidation of joint venture equity investment in Consolidated VIEs	—	261	(261)	—	311	(311)
Loss on extinguishment of collateralized debt obligations and mortgages payable on real estate	—	—	—	—	(692)	692
Provision for uncollectible receivables	—	—	—	—	(3,207)	3,207
Miscellaneous income	246	27	219	278	54	224
Total other income (loss)	$2,200	$415	$1,785	$4,167	$(3,175)	$7,342

Other income increased in the three- and six-month periods primarily due to the recognition of servicing fee income related to mortgage servicing rights acquired in late 2024. Additionally, other income increased in the six-month period due to the absence of a provision for uncollectible receivables that was recorded in the prior year period. The provision is related to asset management expenses incurred on a non-accrual multi-family loan which exceeded the anticipated redemption proceeds.

Expenses

The following tables present the components of general and administrative expenses, portfolio operating expenses, and financing transaction costs for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
General and Administrative Expenses
Salaries, benefits and directors’ compensation	$8,473	$8,331	$142	$17,543	$17,604	$(61)
Professional fees	1,250	1,491	(241)	2,438	3,115	(677)
Other	2,063	1,826	237	4,220	3,984	236
Total general and administrative expenses	$11,786	$11,648	$138	$24,201	$24,703	$(502)

The decrease in general and administrative expenses in the six-month period is primarily related to a decrease in tax advisory and consulting fees as well as decreases in salary and stock based compensation expenses resulting from the Company's restructuring efforts.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Portfolio operating expenses	$7,354	$7,399	$(45)	$14,560	$15,141	$(581)

The decreases in portfolio operating expenses in the three- and six-month periods are primarily related to decreased expenses related to management of the business purpose loan portfolio, partially offset by increases in residential loan servicing fees driven by growth in the size of the loan portfolio since June 30, 2024.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Financing Transaction Costs
Securitization transaction costs	$—	$2,072	$(2,072)	$2,284	$5,618	$(3,334)
Senior unsecured notes transaction costs	459	2,480	(2,021)	3,657	2,480	1,177
Equity transaction costs	291	—	291	291	—	291
Total financing transaction costs	$750	$4,552	$(3,802)	$6,232	$8,098	$(1,866)

Financing transaction costs decreased in the three- and six- month periods as a result of decreased debt issuances in 2025 as compared to 2024. Senior unsecured notes transaction costs and equity transaction costs recognized in the three months ended June 30, 2025 are related to a completed consent solicitation from holders of our 5.75% Senior Notes due 2026 for a covenant amendment and the replacement of an at-the-market preferred equity distribution agreement, respectively.

Comprehensive (Loss) Income

The main components of comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024, respectively, are detailed in the following table (dollar amounts in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(3,486)	$(26,028)	$22,542	$26,799	$(94,367)	$121,166
OTHER COMPREHENSIVE INCOME
Reclassification adjustment for net loss included in net loss	—	—	—	—	4	(4)
TOTAL OTHER COMPREHENSIVE INCOME	—	—	—	—	4	(4)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$(3,486)	$(26,028)	$22,542	$26,799	$(94,363)	$121,162

Beginning in the fourth quarter of 2019, the Company’s newly purchased investment securities are presented at fair value as a result of a fair value election made at the time of acquisition. Changes in the market values of investment securities where the Company elected the fair value option are reflected in earnings instead of in OCI. As of June 30, 2025, all of the Company's investment securities are accounted for using the fair value option.

Analysis of Changes in GAAP Book Value

The following table analyzes the changes in GAAP book value of our common stock for the three and six months ended June 30, 2025 (amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$847,836	90,529	$9.37	$840,610	90,575	$9.28
Common stock issuance, net (2)	2,467	16		3,328	(30)
Preferred stock issuance, net	3,969			3,969
Preferred stock issuance liquidation preference	(4,388)			(4,388)
Common stock repurchases	(1,502)	(231)		(1,502)	(231)
Balance after share activity	848,382	90,314	9.39	842,017	90,314	9.32
Adjustment of redeemable non-controlling interest to estimated redemption value	(3,562)		(0.04)	(8,899)		(0.10)
Dividends and dividend equivalents declared	(18,629)		(0.20)	(37,212)		(0.41)
Net (loss) income attributable to Company's common stockholders	(3,486)		(0.04)	26,799		0.30
Ending Balance	$822,705	90,314	$9.11	$822,705	90,314	$9.11

(1)Outstanding shares used to calculate book value per common share for the three and six months ended June 30, 2025 are 90,313,984.
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

We provide the following non-GAAP financial measures, in total and by investment category, for the respective periods:

•adjusted interest income – calculated as our GAAP interest income reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include TBA dollar roll income,
•adjusted interest expense – calculated as our GAAP interest expense reduced by the interest expense recognized on Consolidated SLST CDOs and adjusted to include the net interest component of interest rate swaps,
•adjusted net interest income (loss) – calculated by subtracting adjusted interest expense from adjusted interest income,
•yield on average interest earning assets – calculated as the quotient of our adjusted interest income and our average interest earning assets and excludes all Consolidated SLST assets other than those securities owned by the Company,
•average financing cost – calculated as the quotient of our adjusted interest expense and the average outstanding balance of our interest bearing liabilities, excluding Consolidated SLST CDOs and mortgages payable on real estate, and
•net interest spread – calculated as the difference between our yield on average interest earning assets and our average financing cost.

These measures remove the impact of Consolidated SLST that we consolidate in accordance with GAAP and include both the net interest component of interest rate swaps utilized to hedge the variable cash flows associated with our variable-rate borrowings and dollar roll income associated with TBAs, which are included in (losses) gains on derivative instruments, net in the Company's condensed consolidated statements of operations. With respect to Consolidated SLST, we only include the interest income earned by the Consolidated SLST securities that are actually owned by the Company as the Company only receives income or absorbs losses related to the Consolidated SLST securities actually owned by the Company. We include the net interest component of interest rate swaps in these measures to more fully represent the cost of our financing strategy. We include TBA dollar roll income as it represents the economic equivalent of net interest income on the underlying Agency RMBS over the TBA dollar roll period (interest income less implied financing cost).

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

The following tables set forth certain information about our interest earning assets by category and their related adjusted interest income, adjusted interest expense, adjusted net interest income (loss), yield on average interest earning assets, average financing cost and net interest spread for the three and six months ended June 30, 2025 and 2024, respectively (dollar amounts in thousands):
Three Months Ended June 30, 2025

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$128,824	$2,203	$1,452	$132,479
Adjusted Interest Expense (1)	(84,529)	—	(7,842)	(92,371)
Adjusted Net Interest Income (Loss) (1)	$44,295	$2,203	$(6,390)	$40,108

Average Interest Earning Assets (3)	$7,972,569	$74,273	$126,552	$8,173,394
Average Interest Bearing Liabilities (4)	$6,969,891	$—	$477,181	$7,447,072

Yield on Average Interest Earning Assets (1) (5)	6.46%	11.86%	4.59%	6.48%
Average Financing Cost (1) (6)	(4.86)%	—	(6.59)%	(4.98)%
Net Interest Spread (1) (7)	1.60%	11.86%	(2.00)%	1.50%

Three Months Ended June 30, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$81,315	$2,708	$—	$84,023
Adjusted Interest Expense (1)	(53,051)	—	(3,638)	(56,689)
Adjusted Net Interest Income (Loss) (1)	$28,264	$2,708	$(3,638)	$27,334

Average Interest Earning Assets (3)	$5,103,593	$96,373	$1,000	$5,200,966
Average Interest Bearing Liabilities (4)	$4,226,917	$—	$220,697	$4,447,614

Yield on Average Interest Earning Assets (1) (5)	6.37%	11.30%	—	6.46%
Average Financing Cost (1) (6)	(5.05)%	—	(6.63)%	(5.13)%
Net Interest Spread (1) (7)	1.32%	11.30%	(6.63)%	1.33%

Six Months Ended June 30, 2025

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$244,792	$4,808	$5,650	$255,250
Adjusted Interest Expense (1)	(160,945)	—	(17,987)	(178,932)
Adjusted Net Interest Income (Loss) (1)	$83,847	$4,808	$(12,337)	$76,318

Average Interest Earning Assets (3)	$7,529,482	$80,344	$272,616	$7,882,442
Average Interest Bearing Liabilities (4)	$6,523,103	$—	$608,026	$7,131,129

Yield on Average Interest Earning Assets (1) (5)	6.50%	11.97%	4.14%	6.48%
Average Financing Cost (1) (6)	(4.98)%	—	(5.97)%	(5.06)%
Net Interest Spread (1) (7)	1.52%	11.97%	(1.83)%	1.42%

Six Months Ended June 30, 2024

	Single-Family (8)	Multi- Family	Corporate/Other	Total
Adjusted Interest Income (1) (2)	$156,740	$5,373	$—	$162,113
Adjusted Interest Expense (1)	(101,812)	—	(6,772)	(108,584)
Adjusted Net Interest Income (Loss) (1)	$54,928	$5,373	$(6,772)	$53,529

Average Interest Earning Assets (3)	$4,951,232	$95,877	$1,000	$5,048,109
Average Interest Bearing Liabilities (4)	$4,063,891	$—	$219,998	$4,283,889

Yield on Average Interest Earning Assets (1) (5)	6.33%	11.21%	—	6.42%
Average Financing Cost (1) (6)	(5.04)%	—	(6.19)%	(5.10)%
Net Interest Spread (1) (7)	1.29%	11.21%	(6.19)%	1.32%

(1)Represents a non-GAAP financial measure.
(2)Includes interest income earned on cash accounts held by the Company.
(3)Average Interest Earning Assets for the respective periods include residential loans, multi-family loans, investment securities and cost basis of outstanding TBAs and exclude all Consolidated SLST assets other than those securities owned by the Company. Average Interest Earning Assets is calculated based on the daily average amortized cost for the respective periods.
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

For the three- and six- month periods, adjusted interest income increased by approximately $48.4 million and $93.1 million, respectively, primarily due to an increase in interest earnings assets driven by increased investment in Agency RMBS and residential loans since June 30, 2024. Yield on average interest earnings assets also increased, primarily driven by our continued investment in higher yielding business purpose loans.

Adjusted interest expense increased for the three- and six- month periods by approximately $35.7 million and $70.3 million, respectively, as a result of increased financing obtained to fund investing activity through repurchase agreements and securitizations as well as issuance of senior unsecured notes. Average financing cost decreased for the three- and six- month periods primarily due to improved financing terms and base interest rate movements.

A reconciliation of GAAP interest income to adjusted interest income, GAAP interest expense to adjusted interest expense and GAAP total net interest income (loss) to adjusted net interest income (loss) for the three and six months ended June 30, 2025 and 2024, respectively, is presented below (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2025				2024
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	$137,246	$2,203	$1,452	$140,901	$88,067	$2,708	$—	$90,775
GAAP interest expense	(96,107)	—	(8,347)	(104,454)	(67,434)	—	(4,297)	(71,731)
GAAP total net interest income (loss)	$41,139	$2,203	$(6,895)	$36,447	$20,633	$2,708	$(4,297)	$19,044

GAAP interest income	$137,246	$2,203	$1,452	$140,901	$88,067	$2,708	$—	$90,775
Adjusted for:
Consolidated SLST CDO interest expense	(8,429)	—	—	(8,429)	(6,752)	—	—	(6,752)
TBA dollar roll income	7	—	—	7	—	—	—	—
Adjusted interest income	$128,824	$2,203	$1,452	$132,479	$81,315	$2,708	$—	$84,023

GAAP interest expense	$(96,107)	$—	$(8,347)	$(104,454)	$(67,434)	$—	$(4,297)	$(71,731)
Adjusted for:
Consolidated SLST CDO interest expense	8,429	—	—	8,429	6,752	—	—	6,752
Net interest benefit of interest rate swaps	3,149	—	505	3,654	7,631	—	659	8,290
Adjusted interest expense	$(84,529)	$—	$(7,842)	$(92,371)	$(53,051)	$—	$(3,638)	$(56,689)

Adjusted net interest income (loss) (1)	$44,295	$2,203	$(6,390)	$40,108	$28,264	$2,708	$(3,638)	$27,334

	For the Six Months Ended June 30,
	2025				2024
	Single-Family	Multi-Family	Corporate/Other	Total	Single-Family	Multi-Family	Corporate/Other	Total
GAAP interest income	260,178	4,808	$5,650	$270,636	$169,293	$5,373	$—	$174,666
GAAP interest expense	(181,666)	—	(19,425)	(201,091)	(129,173)	—	(8,586)	(137,759)
GAAP total net interest income (loss)	$78,512	$4,808	$(13,775)	$69,545	$40,120	$5,373	$(8,586)	$36,907

GAAP interest income	$260,178	$4,808	$5,650	$270,636	$169,293	$5,373	$—	$174,666
Adjusted for:
Consolidated SLST CDO interest expense	(15,393)	—	—	(15,393)	(12,553)	—	—	(12,553)
TBA dollar roll income	7	—	—	7	—	—	—	—
Adjusted interest income	$244,792	$4,808	$5,650	$255,250	$156,740	$5,373	$—	$162,113

GAAP interest expense	$(181,666)	$—	$(19,425)	$(201,091)	$(129,173)	$—	$(8,586)	$(137,759)
Adjusted for:
Consolidated SLST CDO interest expense	15,393	—	—	15,393	12,553	—	—	12,553
Net interest benefit of interest rate swaps	5,328	—	1,438	6,766	14,808	—	1,814	16,622
Adjusted interest expense	$(160,945)	$—	$(17,987)	$(178,932)	$(101,812)	$—	$(6,772)	$(108,584)

Adjusted net interest income (loss) (1)	$83,847	$4,808	$(12,337)	$76,318	$54,928	$5,373	$(6,772)	$53,529

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

EAD is defined as GAAP net income (loss) attributable to Company's common stockholders excluding (a) realized and unrealized gains (losses), (b) gains (losses) on derivative instruments (excluding the net interest benefit of interest rate swaps and TBA dollar roll income), (c) impairment of real estate, (d) loss on reclassification of disposal group, (e) other non-recurring gains (losses), (f) depreciation and amortization of operating real estate, (g) non-cash expenses, (h) non-recurring transaction expenses, (i) the income tax effect of non-EAD income (loss) items and (j) EAD adjustments attributable to non-controlling interests.

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

A reconciliation of GAAP net (loss) income attributable to Company's common stockholders to EAD for the three and six months ended June 30, 2025 and 2024, respectively, is presented below (amounts in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net (loss) income attributable to Company's common stockholders	$(3,486)	$(26,028)	$26,799	$(94,367)
Adjustments:
Realized losses, net	3,771	7,491	44,871	18,024
Unrealized (gains) losses, net	(24,614)	16,512	(142,818)	55,902
Losses (gains) on derivative instruments, net (1)	30,627	(7,181)	80,541	(48,060)
Unrealized losses, net on equity investments (2)	3,352	419	4,450	6,588
Impairment of real estate	3,913	4,071	7,818	40,319
Loss on reclassification of disposal group	—	—	—	14,636
Other (gains) losses (3)	(548)	(1,607)	(1,323)	2,009
Depreciation and amortization of operating real estate	5,928	12,235	11,823	24,811
Non-cash expenses (4)	2,561	2,374	4,759	4,501
Transaction expenses (5)	1,340	4,917	7,658	8,462
Income tax effect of adjustments	(173)	342	313	68
EAD adjustments attributable to non-controlling interests	(2,647)	(5,555)	(6,674)	(22,783)
Earnings available for distribution attributable to Company's common stockholders	$20,024	$7,990	$38,217	$10,110

Weighted average shares outstanding - basic	90,324	90,989	90,453	91,053
GAAP net (loss) income attributable to Company's common stockholders per common share - basic	$(0.04)	$(0.29)	$0.30	$(1.04)
EAD per common share - basic	$0.22	$0.09	$0.42	$0.11

(1)Excludes net interest benefit of interest rate swaps of approximately $3.7 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively, and $6.8 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively. Also excludes TBA dollar roll income of approximately $7.0 thousand for the three and six months ended June 30, 2025.

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
(5)Includes non-recurring expenses such as financing transaction costs and transaction and/or restructuring expenses.

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

A reconciliation of GAAP book value to adjusted book value and calculation of adjusted book value per common share as of June 30, 2025 and December 31, 2024, respectively, is presented below (amounts in thousands, except per share data):

	June 30, 2025	December 31, 2024
Company's stockholders' equity	$1,381,203	$1,394,720
Preferred stock liquidation preference	(558,498)	(554,110)
GAAP book value	822,705	840,610
Add:
Cumulative depreciation expense on real estate (1)	25,170	20,837
Cumulative amortization of lease intangibles related to real estate (1)	4,620	4,620
Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	49,574	40,675
Adjustment of amortized cost liabilities to fair value	24,153	30,619
Adjusted book value	$926,222	$937,361

Common shares outstanding	90,314	90,575
GAAP book value per common share (2)	$9.11	$9.28
Adjusted book value per common share (3)	$10.26	$10.35

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income (loss) during the periods presented.

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

Balance Sheet Analysis

As of June 30, 2025, we had approximately $10.6 billion of total assets. Included in this amount is approximately $1.2 billion of assets held in Consolidated SLST and $603.3 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. As of December 31, 2024, we had approximately $9.2 billion of total assets. Included in this amount is approximately $969.7 million of assets held in Consolidated SLST and $620.6 million of assets related to Consolidated Real Estate VIEs, both of which we consolidate in accordance with GAAP. For a reconciliation of our actual interests in Consolidated SLST, see “Portfolio Update” above. For a reconciliation of our investments in Consolidated Real Estate VIEs, see “Equity Investments in Multi-Family Entities” below.

Residential Loans

The following table presents the Company’s residential loans, which include acquired residential loans held by the Company and residential loans held in Consolidated SLST, as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Acquired residential loans	$2,826,644	$2,876,066
Consolidated SLST	1,199,383	965,672
Total	$4,026,027	$3,841,738

Acquired Residential Loans

The Company’s acquired residential loans, including business purpose loans and performing, re-performing, and non-performing residential loans, are presented at fair value on our condensed consolidated balance sheets. Subsequent changes in fair value are reported in current period earnings and presented in unrealized gains (losses), net on the Company’s condensed consolidated statements of operations.

The following tables detail our acquired residential loans by strategy at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	4,491	$933,555	$942,546	745	73%	6.98%
Business purpose bridge loan strategy	1,912	956,052	940,256	741	64%	10.48%
Performing residential loan strategy	2,545	588,035	515,450	742	54%	4.20%
Re-performing residential loan strategy	3,377	441,262	428,392	639	48%	5.16%
Total	12,325	$2,918,904	$2,826,644

	December 31, 2024
	Number of Loans	Unpaid Principal	Fair Value	Weighted Average FICO	Weighted Average LTV (1)	Weighted Average Coupon
Business purpose rental loan strategy	3,418	$769,843	$758,040	746	73%	6.82%
Business purpose bridge loan strategy	2,321	1,176,555	1,157,085	742	65%	10.50%
Performing residential loan strategy	2,630	610,203	525,267	740	58%	4.18%
Re-performing residential loan strategy	3,484	461,101	435,674	636	54%	5.17%
Total	11,853	$3,017,702	$2,876,066

(1)For second mortgages (included in performing residential loan strategy), the Company calculates the combined loan-to-value ("LTV"). For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

Characteristics of Our Acquired Residential Loans:

Loan to Value at Purchase (1)	June 30, 2025	December 31, 2024
50% or less	9.0%	9.0%
>50% - 60%	9.7%	9.7%
>60% - 70%	22.0%	21.7%
>70% - 80%	39.8%	38.0%
>80% - 90%	11.0%	12.7%
>90% - 100%	4.7%	4.7%
>100%	3.8%	4.2%
Total	100.0%	100.0%

(1)For second mortgages, the Company calculates the combined LTV. For business purpose bridge loans, the Company calculates LTV as the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan.

FICO Scores at Purchase	June 30, 2025	December 31, 2024
550 or less	5.5%	5.6%
551 to 600	4.8%	4.8%
601 to 650	5.4%	5.3%
651 to 700	14.2%	14.6%
701 to 750	28.6%	27.5%
751 to 800	33.8%	34.5%
801 and over	7.7%	7.7%
Total	100.0%	100.0%

Current Coupon	June 30, 2025	December 31, 2024
3.00% or less	5.5%	5.4%
3.01% - 4.00%	11.5%	11.6%
4.01% - 5.00%	14.0%	14.2%
5.01% - 6.00%	5.9%	5.9%
6.01% - 7.00%	8.5%	7.6%
7.01% - 8.00%	15.5%	11.5%
8.01% and over	39.1%	43.8%
Total	100.0%	100.0%

Delinquency Status	June 30, 2025	December 31, 2024
Current	92.4%	91.2%
31 – 60 days	1.3%	1.6%
61 – 90 days	0.4%	1.1%
90+ days	5.9%	6.1%
Total	100.0%	100.0%

Origination Year	June 30, 2025	December 31, 2024
2007 or earlier	13.7%	13.8%
2008 - 2019	8.1%	8.3%
2020 - 2022	24.6%	27.1%
2023	5.5%	8.2%
2024	34.8%	42.6%
2025	13.3%	—
Total	100.0%	100.0%

The Company purchased approximately $78.0 million and $228.7 million of residential loans from Constructive during the three and six months ended June 30, 2025, respectively, and approximately $66.6 million and $107.4 million of residential loans from Constructive during the three and six months ended June 30, 2024, respectively. The Company sold approximately $18.1 million of residential loans to Constructive during the three and six months ended June 30, 2025, recognizing a realized gain of approximately $0.2 million.

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

During the three months ended June 30, 2025, the Company invested in a subordinated security issued by a Freddie Mac-sponsored residential loan securitization, resulting in the initial consolidation of approximately $247.4 million of residential loans and approximately $235.2 million of CDOs in the VIE. Our investment in Consolidated SLST as of June 30, 2025 and December 31, 2024 was limited to the RMBS comprised of first loss subordinated securities and certain IOs issued by the respective securitizations with an aggregate net carrying value of $160.9 million and $148.5 million, respectively. For more information on investment securities held by the Company within Consolidated SLST, refer to the "Investment Securities" section below.

The following table details the loan characteristics of the underlying residential loans that back our first loss subordinated securities issued by Consolidated SLST as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands, except current average loan size):

	June 30, 2025	December 31, 2024
Current fair value	$1,199,383	$965,672
Current unpaid principal balance	$1,353,853	$1,111,633
Number of loans	8,900	7,246
Current average loan size	$152,118	$153,413
Weighted average original loan term (in months) at purchase	346	347
Weighted average LTV at purchase	66%	62%
Weighted average credit score at purchase	791	767

Current Coupon:
3.00% or less	6.7%	5.1%
3.01% – 4.00%	36.0%	35.4%
4.01% – 5.00%	39.0%	40.6%
5.01% – 6.00%	10.8%	11.2%
6.01% and over	7.5%	7.7%

Delinquency Status:
Current	69.6%	68.2%
31 - 60	14.6%	15.3%
61 - 90	6.2%	6.0%
90+	9.6%	10.5%

Origination Year:
2005 or earlier	24.0%	27.5%
2006	12.6%	14.4%
2007	18.4%	19.8%
2008 or later	45.0%	38.3%

Geographic state concentration (greater than 5.0%):
California	11.1%	11.7%
New York	10.6%	10.8%
Florida	8.8%	9.1%
Illinois	7.4%	6.3%
New Jersey	6.3%	6.8%

Residential Loans, Real Estate Owned and Single-Family Rental Property Financing

Repurchase Agreements

As of June 30, 2025, the Company had repurchase agreements with six third-party financial institutions to fund the purchase of residential loans, real estate owned and single-family rental properties. As of June 30, 2025, the Company's only repurchase agreement exposure where the amount of collateral at risk was in excess of 5% of the Company's stockholders’ equity was to Atlas SP at 5.41%. The amount at risk is defined as the fair value of assets pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

The following table presents detailed information about these repurchase agreements and associated assets pledged as collateral at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	Maximum Aggregate Uncommitted Principal Amount	Outstanding Repurchase Agreements (1)	Net Deferred Finance Costs (2)	Carrying Value of Repurchase Agreements	Carrying Value of Assets Pledged (3)	Weighted Average Rate	Weighted Average Months to Maturity (4)
June 30, 2025	$2,925,000	$305,440	$(82)	$305,358	$427,669	6.44%	9.70
December 31, 2024	$2,775,000	$496,410	$(796)	$495,614	$659,183	6.70%	9.64

(1)Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $7.1 million, a weighted average rate of 6.70%, and weighted average months to maturity of 26 months as of June 30, 2025. Includes non-mark-to-market repurchase agreements with an aggregate outstanding balance of $15.0 million, a weighted average rate of 7.09%, and weighted average months to maturity of 8 months as of December 31, 2024.
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
(3)Includes residential loans and real estate owned with an aggregate carrying value of $297.7 million and single-family rental properties with a net carrying value of $129.9 million as of June 30, 2025. Includes residential loans and real estate owned with an aggregate fair value of $524.6 million and single-family rental properties with a net carrying value of $134.6 million as of December 31, 2024.
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

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements secured by residential loans and single-family rental properties (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2025	$310,977	$305,440	$329,477
March 31, 2025	491,455	357,483	561,854

December 31, 2024	386,047	496,410	496,410
September 30, 2024	656,976	566,621	812,828
June 30, 2024	521,269	505,542	576,119
March 31, 2024	437,826	456,038	456,038

December 31, 2023	559,118	611,055	611,055
September 30, 2023	469,393	505,477	505,477
June 30, 2023	524,264	481,947	579,475
March 31, 2023	579,271	562,371	609,885

Collateralized Debt Obligations

Included in our portfolio are residential loans that are pledged as collateral for CDOs issued by the Company or by Consolidated SLST. The Company had a net investment in Consolidated SLST and other residential loan securitizations of $162.3 million and $322.0 million, respectively, as of June 30, 2025. As of December 31, 2024, the Company had a net investment in Consolidated SLST and other residential loan securitizations of $149.8 million and $215.2 million, respectively.

The following tables present a summary of Consolidated SLST CDOs and CDOs issued by the Company's residential loan securitizations as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)(2)	Stated Maturity (3)
Consolidated SLST (4)	$1,095,309	$1,031,897	3.35%	2059 - 2065
Residential loan securitizations at fair value (4)	$1,543,302	$1,526,481	5.73%	2029 - 2069
Residential loan securitizations at amortized cost, net	$741,397	$738,121	4.39%	2035 - 2062

	December 31, 2024
	Outstanding Face Amount	Carrying Value	Weighted Average Interest Rate (1)	Stated Maturity (3)
Consolidated SLST (4)	$867,004	$811,591	3.49%	2059 - 2064
Residential loan securitizations at fair value (4)	$1,281,896	$1,253,332	5.72%	2029 - 2069
Residential loan securitizations at amortized cost, net	$850,547	$842,764	4.35%	2027 - 2062

(1)Weighted average interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)Certain of the Company's CDOs contain interest rate step-up features whereby the interest rate increases if the outstanding notes are not redeemed by expected redemption dates, as defined in the respective governing documents. As of June 30, 2025, CDOs with an aggregate outstanding face amount of $1.7 billion contain an interest rate step-up feature whereby the interest rate increases by either 1.00%, 1.50%, or 3.00% on defined dates ranging between 24 months and 48 months after issuance, if the notes are not redeemed before such dates.
(3)The actual maturity of the Company's CDOs are primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the respective governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.
(4)The Company has elected the fair value option for CDOs issued by Consolidated SLST and residential loan securitizations completed after January 1, 2024 (see Note 17). See Note 7 for unrealized gains or losses recognized on CDOs issued by Consolidated SLST. For the three and six months ended June 30, 2025, the Company recognized $7.4 million and $12.0 million in net unrealized losses, respectively, on residential loan securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized $0.1 million in net unrealized losses and $1.5 million in net unrealized gains, respectively, on residential loan securitizations at fair value, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

Investment Securities

At June 30, 2025, our investment securities portfolio included Agency RMBS, non-Agency RMBS and U.S. Treasury securities, which are classified as investment securities available for sale. Our investment securities also include TBAs and first loss subordinated securities and certain IOs issued by Consolidated SLST. At June 30, 2025, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 5% of our total assets. The increase in the carrying value of our investment securities as of June 30, 2025 as compared to December 31, 2024 is primarily due to purchases of Agency RMBS and an increase in the fair value of a number of our investment securities, partially offset by sales of U.S. Treasury securities during the period.

The following tables summarize our investment securities portfolio as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”) and TBAs
Agency RMBS and TBAs
Fixed rate	$4,698,955	$4,677,186	$50,651	$(5,335)	$4,722,502	5.65%	5.69%
Adjustable rate	124,721	123,067	2,239	—	125,306	5.44%	5.53%
IO	1,175,454	88,393	4,381	(10,783)	81,991	1.71%	10.77%
TBAs (3)	10,000	10,059	105	—	10,164	6.00%	—
Total Agency RMBS and TBAs	6,009,130	4,898,705	57,376	(16,118)	4,939,963	4.81%	5.79%
Non-Agency RMBS
Senior	16,507	16,507	23	—	16,530	8.30%	8.26%
Subordinated	8,509	7,910	4	(2,530)	5,384	4.27%	5.08%
IO	327,245	12,432	5,021	—	17,453	1.52%	28.86%
Total Non-Agency RMBS	352,261	36,849	5,048	(2,530)	39,367	1.89%	14.99%
U.S. Treasury securities	141,430	141,413	429	(1,407)	140,435	4.47%	4.42%
Total - AFS and TBAs	$6,502,821	$5,076,967	$62,853	$(20,055)	$5,119,765	4.62%	5.84%
Consolidated SLST
Non-Agency RMBS
Subordinated	$255,607	$186,945	$2,975	$(41,580)	$148,340	4.73%	7.25%
IO	124,756	13,041	—	(451)	12,590	3.50%	8.96%
Total Non-Agency RMBS	380,363	199,986	2,975	(42,031)	160,930	4.31%	7.37%
Total - Consolidated SLST	$380,363	$199,986	$2,975	$(42,031)	$160,930	4.31%	7.37%
Total Investment Securities	$6,883,184	$5,276,953	$65,828	$(62,086)	$5,280,695	4.60%	5.90%

	December 31, 2024
			Unrealized			Weighted Average
Investment Securities	Current Par Value	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Available for Sale (“AFS”)
Agency RMBS
Fixed rate	$2,943,583	$2,949,038	$11,733	$(21,711)	$2,939,060	5.84%	5.73%
Adjustable rate	131,817	130,119	285	(822)	129,582	5.47%	5.40%
IO	1,169,330	83,878	843	(16,551)	68,170	0.89%	11.82%
Total Agency RMBS	4,244,730	3,163,035	12,861	(39,084)	3,136,812	4.24%	5.88%
Non-Agency RMBS
Senior	42,214	42,214	160	(9)	42,365	8.14%	8.10%
Subordinated	11,509	10,869	—	(2,605)	8,264	5.19%	5.95%
IO	346,582	13,120	5,938	—	19,058	1.52%	28.86%
Total Non-Agency RMBS	400,305	66,203	6,098	(2,614)	69,687	2.01%	14.02%
U.S. Treasury securities	652,792	657,659	—	(35,614)	622,045	4.16%	4.13%
Total - AFS	$5,297,827	$3,886,897	$18,959	$(77,312)	$3,828,544	4.04%	5.98%
Consolidated SLST
Non-Agency RMBS
Subordinated	$242,088	$181,716	$4,945	$(52,134)	$134,527	4.60%	6.02%
IO	129,478	14,634	—	(653)	13,981	3.50%	8.54%
Total Non-Agency RMBS	371,566	196,350	4,945	(52,787)	148,508	4.21%	6.23%
Total - Consolidated SLST	$371,566	$196,350	$4,945	$(52,787)	$148,508	4.21%	6.23%
Total Investment Securities	$5,669,393	$4,083,247	$23,904	$(130,099)	$3,977,052	4.05%	5.94%

(1)Our weighted average coupon was calculated by dividing our annualized coupon income by our weighted average current par value for the respective periods.
(2)Our weighted average yield was calculated by dividing our annualized interest income by our weighted average amortized cost for the respective periods and excludes TBAs.
(3)TBAs are recorded as derivative instruments in the accompanying condensed consolidated financial statements. As of June 30, 2025, our TBAs had a net carrying value of $0.1 million reported in other assets on the accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the implied fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security (or amortized cost).

The following tables summarize certain characteristics of our Agency RMBS portfolio, inclusive of TBAs, as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025
			Weighted Average
	Current Par Value	Fair Value	CPR (1) (2)	Loan Age (Months) (2)
Agency RMBS and TBAs
30-Year Fixed rate
4.5%	$51,316	$49,223	0.7%	23
5.0%	819,312	804,576	3.2%	11
5.5%	2,374,715	2,381,525	7.4%	16
6.0%	1,161,237	1,184,120	12.8%	20
6.5%	292,375	303,058	20.6%	26
TBAs 6.0%	10,000	10,164	—	—
Total 30-Year Fixed rate	4,708,955	4,732,666	8.8%	17
Adjustable rate	124,721	125,306	7.9%	26
IO	1,175,454	81,991	20.6%	21
Total Agency RMBS and TBAs	$6,009,130	$4,939,963	9.0%	17

	December 31, 2024
			Weighted Average
	Current Par Value	Fair Value	CPR (1)	Loan Age (Months)
Agency RMBS
30-Year Fixed rate
4.5%	$52,192	$49,201	0.5%	18
5.0%	154,590	149,462	6.7%	19
5.5%	1,178,435	1,165,078	10.3%	18
6.0%	1,234,506	1,243,222	14.9%	15
6.5%	323,860	332,097	22.0%	21
Total 30-Year Fixed rate	2,943,583	2,939,060	13.1%	17
Adjustable rate	131,817	129,582	12.3%	20
IO	1,169,330	68,170	31.1%	17
Total Agency RMBS	$4,244,730	$3,136,812	13.6%	17

(1)Three-month weighted average actual conditional prepayment rate, or CPR, of Agency RMBS held as of date indicated.
(2)Excludes TBAs as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

As of June 30, 2025 and December 31, 2024, investment securities with a fair value of $4.8 billion and $3.7 billion, respectively, were pledged as collateral under the Company's outstanding repurchase agreements.

As of June 30, 2025 and December 31, 2024, Agency RMBS with a fair value of $51.8 million and $33.4 million, respectively, were pledged as initial margin for outstanding interest rate swaps.

As of June 30, 2025 and December 31, 2024, Consolidated SLST subordinated bonds with a fair value of $123.2 million and $114.0 million, respectively, were held in a non-Agency RMBS re-securitization (see “Investment Securities Financing—Collateralized Debt Obligations” below).

Investment Securities Financing

Repurchase Agreements

As of June 30, 2025, the Company had $4.6 billion outstanding under repurchase agreements with third-party financial institutions to fund a portion of its investment securities available for sale and certain securities owned in Consolidated SLST. These repurchase agreements are short-term financings that bear interest rates typically based on a spread to SOFR and are secured by the investment securities which they finance. Upon entering into a financing transaction, our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will advance to us. The size of the haircut represents the counterparty’s perceived risk associated with holding the investment securities as collateral. The haircut provides counterparties with a cushion for daily market value movements that reduce the need for margin calls or margins to be returned as normal daily changes in investment security market values occur. The Company expects to roll outstanding amounts under its repurchase agreements into new repurchase agreements or other financings, or to repay outstanding amounts, prior to or at maturity.

As of June 30, 2025, the Company had no repurchase agreement exposure where the amount of investment securities at risk was in excess of 5% of the Company's stockholders’ equity. As of June 30, 2025, the weighted average interest rate for repurchase agreements secured by investment securities was 4.49%.

The following table details the quarterly average balance, ending balance and maximum balance at any month-end during each quarter in 2025, 2024 and 2023 for our repurchase agreements secured by investment securities (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2025	$4,512,106	$4,602,078	$4,602,078
March 31, 2025	4,000,724	4,128,622	4,156,941

December 31, 2024	3,328,795	3,516,611	3,516,611
September 30, 2024	2,772,203	3,045,597	3,045,597
June 30, 2024	2,202,770	2,447,851	2,447,851
March 31, 2024	2,078,041	2,057,361	2,126,993

December 31, 2023	1,851,577	1,862,063	1,870,941
September 30, 2023	1,184,714	1,490,996	1,490,996
June 30, 2023	492,473	664,459	664,459
March 31, 2023	131,174	226,778	226,778

TBA Dollar Rolls

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency RMBS. We include the cost basis of outstanding TBAs in our measures of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. As of June 30, 2025, the Company had outstanding TBA forward contracts with a cost basis of $10.1 million.

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

The following table presents a summary of CDOs issued by our non-Agency RMBS re-securitization as of June 30, 2025 and December 31, 2024:

	Outstanding Face Amount	Carrying Value	Interest Rate (1)(2)	Stated Maturity (3)
June 30, 2025	$68,129	$68,101	7.38%	2064
December 31, 2024	70,867	70,757	7.38%	2064

(1)Interest rate is calculated using the outstanding face amount and stated interest rate of notes issued by the securitization and not owned by the Company.
(2)The Company's non-Agency RMBS re-securitization CDOs contain an interest rate step-up feature whereby the interest rate increases if the outstanding notes are not redeemed by an expected redemption date, as defined in the governing documents. As of June 30, 2025, CDOs with an aggregate outstanding face amount of $68.1 million contain an interest rate step-up feature whereby the interest rate increases by 3.00% beginning July 2027, if the notes are not redeemed before such date.
(3)The actual maturity of the Company's CDOs is primarily determined by the rate of principal prepayments on the assets of the issuing entity. The CDOs are also subject to redemption prior to the stated maturity according to the terms of the governing documents. As a result, the actual maturity of the CDOs may occur earlier than the stated maturity.

The Company has elected the fair value option for CDOs issued by its non-Agency RMBS re-securitization (see Note 17). For the three and six months ended June 30, 2025, the Company recognized $37.6 thousand in net unrealized gains and $82.6 thousand in net unrealized losses, respectively, on its non-Agency RMBS re-securitization, which are included in unrealized gains (losses), net on the accompanying condensed consolidated statements of operations.

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

During the six months ended June 30, 2025, the Company negotiated a short-term maturity extension on one preferred equity investment for which the underlying property was subject to a purchase and sale agreement with a closing date subsequent to the scheduled maturity of the preferred equity investment. This investment was redeemed during the three months ended June 30, 2025. During the six months ended June 30, 2024, the Company reduced the fair value of one defaulted preferred equity investment to zero as a result of developments with respect to the property, its financing and market conditions. This investment represents 2.2% of the total investment amount of the Mezzanine Lending portfolio. The Company has also ceased accruals of preferred return on one preferred equity investment and its preferred equity investment in a Consolidated VIE as a result of its evaluation of the hypothetical liquidation value for the respective investments. These investments represent 21.0% of the total investment amount of the Mezzanine Lending portfolio.

The following tables summarize our Mezzanine Lending portfolio as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	16	$129,323	$137,881	12.71%	4.2
Preferred equity investment in Consolidated VIE (4)	1	17,592	17,615	13.87%	6.5
Total	17	$146,915	$155,496	12.84%	4.5

	December 31, 2024
	Count	Fair Value (1) (2)	Investment Amount (2)	Weighted Average Preferred Return Rate (3)	Weighted Average Remaining Life (Years)
Preferred equity investments	18	$159,628	$169,518	12.80%	3.8
Preferred equity investment in Consolidated VIE (4)	1	16,967	16,991	13.84%	7.0
Total	19	$176,595	$186,509	12.90%	4.1
(1)Preferred equity investments in the amounts of $75.0 million and $86.2 million are included in multi-family loans on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Preferred equity investments in the amounts of $54.3 million and $73.4 million are included in equity investments on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
(2)The difference between the fair value and investment amount consists of any unrealized gain or loss.
(3)Based upon investment amount and contractual preferred return rate.
(4)Represents the Company's preferred equity investment in a Consolidated VIE that owns a multi-family apartment community. A reconciliation of our preferred equity investment in the Consolidated VIE to our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, respectively, is shown below (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$500	$392
Real estate, net	53,647	53,508
Other assets	4,153	4,939
Total assets	58,300	58,839

Mortgage payable on real estate, net	45,126	45,120
Other liabilities	1,780	1,823
Total liabilities	46,906	46,943

Non-controlling interest in Consolidated VIE	(6,198)	(5,071)
Preferred equity investment in Consolidated VIE	$17,592	$16,967

Mezzanine Lending Characteristics:

The following tables present characteristics of our Mezzanine Lending portfolio summarized by geographic concentrations of credit risk exceeding 5% of our total investment amount as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Texas	6	$51,039	32.8%	12.43%	84%	1.19x
Florida	2	33,822	21.8%	13.39%	88%	0.92x	(3)
Arizona	1	15,031	9.7%	14.00%	80%	0.93x	(4)
South Dakota	1	11,010	7.1%	15.00%	85%	1.45x
South Carolina	1	9,966	6.4%	13.00%	76%	1.17x
Arkansas	1	9,525	6.1%	13.50%	83%	1.23x
Louisiana	1	8,086	5.2%	10.00%	87%	1.60x
Other	4	17,017	10.9%	11.51%	83%	1.47x
Total	17	$155,496	100.0%	12.84%	84%	1.25x

	December 31, 2024
State	Count	Investment Amount	% Total	Weighted Average Coupon	Weighted Average LTV (1)	Weighted Average DSCR (2)
Florida	3	$54,115	29.0%	13.12%	83%	0.89x	(5)
Texas	6	49,619	26.6%	12.39%	84%	1.08x
Arizona	1	15,201	8.2%	14.00%	80%	1.84x
Tennessee	1	13,045	7.0%	14.00%	86%	0.51x	(6)
South Dakota	1	10,583	5.7%	15.00%	85%	1.80x
South Carolina	1	9,645	5.2%	13.00%	75%	1.47x
Other	6	34,301	18.3%	11.70%	83%	1.30x
Total	19	$186,509	100.0%	12.90%	83%	1.18x

(1)Represents the weighted average LTV utilizing combined senior and mezzanine loans and combined origination appraisal and capital expenditure budget.
(2)Represents the weighted average debt service coverage ratio ("DSCR") of the underlying properties and excludes properties that are subject to a senior construction loan agreement.
(3)DSCR affected by a temporary, regional excess of supply due to newly built properties offering rental concessions in order to reach stabilized occupancy.
(4)DSCR affected by non-recurring expenses during the six months ended June 30, 2025.
(5)DSCR affected by non-recurring expenses during the year ended December 31, 2024.
(6)DSCR affected by senior loan and Mezzanine Lending modifications.

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

The Company is repositioning its business through the opportunistic disposition over time of the Company's joint venture equity investments in multi-family properties and reallocation of its capital away from such assets to its targeted assets. Accordingly, as of June 30, 2025, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and its unconsolidated multi-family joint venture equity investments and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025. As of December 31, 2024, the Company determined that certain joint venture equity investments met the criteria to be classified as held for sale and the assets and liabilities of the respective Consolidated VIEs are included in assets and liabilities of disposal group held for sale on the accompanying condensed consolidated balance sheets as of December 31, 2024. See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional information. The Company's net equity in consolidated joint venture equity investments ("Consolidated JVs") and disposal group held for sale totaled $155.4 million and $153.7 million as of June 30, 2025 and December 31, 2024, respectively.

A reconciliation of our net equity investments in Consolidated JVs and disposal group held for sale, including one preferred equity investment in a Consolidated VIE, to our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, respectively, is shown below (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,941	$4,151
Real estate, net	473,586	481,161
Assets of disposal group held for sale (1)	111,500	118,613
Other assets	14,821	16,696
Total assets	$603,848	$620,621

Mortgages payable on real estate, net (2)	$364,100	$366,606
Liabilities of disposal group held for sale (1)	92,151	97,065
Other liabilities	8,877	10,621
Total liabilities	$465,128	$474,292

Redeemable non-controlling interest in Consolidated VIEs	$12,782	$12,359
Less: Cumulative adjustment of redeemable non-controlling interest to estimated redemption value	(49,574)	(40,675)
Non-controlling interest in Consolidated VIEs	582	1,887
Non-controlling interest in disposal group held for sale	1,963	2,044
Net equity investment (3)	$172,967	$170,714
Less: Net equity in preferred equity investment in Consolidated VIE (4)	(17,592)	(16,967)
Net equity investment in Consolidated JVs and disposal group held for sale	$155,375	$153,747

(1)See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.
(2)See Note 15 in the Notes to Condensed Consolidated Financial Statements for further information regarding our mortgages payable on real estate.
(3)The Company's net equity investment as of June 30, 2025 consists of $155.6 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $17.4 million of net equity investments in disposal group held for sale. The Company's net equity investment as of December 31, 2024 consists of $151.2 million of net equity investments in consolidated multi-family properties (including its preferred equity investment in a Consolidated VIE) and $19.5 million of net equity investments in disposal group held for sale.
(4)See "Mezzanine Lending" above for description of preferred equity investment in Consolidated VIE.

Joint Venture Equity Investments in Consolidated Multi-Family Properties not in Disposal Group Held for Sale

As of June 30, 2025, the Company's net joint venture equity investments in consolidated multi-family properties not in disposal group held for sale of $138.0 million consists of a combined preferred equity and common equity investment in one joint venture entity that does not meet the criteria to be classified as disposal group held for sale. The joint venture entity has third-party investors that have the ability to sell their ownership interests to us, at their election once a year subject to annual minimum and maximum amount limitations, and we are obligated to purchase, subject to certain conditions, such interests for cash, representing redeemable non-controlling interests of approximately $12.8 million as of June 30, 2025.

The geographic concentrations in joint venture equity investments in consolidated multi-family properties exceeding 5% of our joint venture equity investments in consolidated multi-family properties not in disposal group held for sale as of June 30, 2025 and December 31, 2024, respectively, are shown below (dollar amounts in thousands):

June 30, 2025
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$48,086	54.5%
Florida	1	50%	$15,357	17.4%
Kentucky	1	70%	$10,895	12.3%
Alabama	1	70%	$6,862	7.8%
Tennessee	1	65%	$5,052	5.7%

December 31, 2024
State	Property Count	Total Equity Ownership Interest	Net Equity Investment (1)	Percentage of Total Net Equity Investment
Texas	5	70%	$50,505	54.7%
Florida	1	50%	$15,868	17.2%
Kentucky	1	70%	$11,310	12.2%
Alabama	1	70%	$7,106	7.7%
Tennessee	1	65%	$5,557	6.0%

(1)Represents our joint venture equity investment in consolidated multi-family properties net of redeemable non-controlling interest at its estimated redemption value.

Property Data for Joint Venture Equity Investments in Multi-Family Properties not in Disposal Group Held for Sale

The following table provides summary information regarding our joint venture equity investments in multi-family properties that are not in disposal group held for sale as of June 30, 2025.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Collierville, TN	1	95.4%	324	$1,514	85.3%
Dallas, TX	2	94.0%	401	1,835	89.2%
Houston, TX	1	94.7%	192	1,427	78.5%
Little Rock, AR	1	97.5%	202	1,374	89.9%
Louisville, KY	1	90.6%	300	1,494	84.4%
Montgomery, AL	1	95.2%	252	1,087	71.1%
San Antonio, TX	2	93.0%	684	1,233	83.4%
St Petersburg, FL	1	97.7%	326	2,588	78.5%
Total Count/Average	10	94.4%	2,681	$1,566	83.2%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing combined maximum senior committed mortgage amount and preferred equity balances, if any, and the combined origination appraisal and capital expenditure budget or the most recent appraisal, as applicable.

Property Data for Joint Venture Equity Investments in Multi-Family Properties in Disposal Group Held for Sale

The following table provides summary information regarding the multi-family properties in the disposal group held for sale as of June 30, 2025.

Market	Property Count	Occupancy %	Units	Rent per Unit (1)	LTV (2)
Fort Myers, FL	1	92.5%	338	$1,526	76.5%
Houston, TX	1	95.7%	200	1,067	76.5%
Tampa, FL	1	91.9%	400	1,574	76.4%
Webster, TX	1	92.5%	366	1,119	78.0%
Total Count/Average	4	92.8%	1,304	$1,295	76.8%

(1)Represents average monthly rent per unit.
(2)Represents the weighted average LTV of the underlying properties utilizing maximum senior committed mortgage amount and combined origination appraisal and capital expenditure budget.

Unconsolidated Multi-Family Joint Venture Equity Investments

The Company owns equity interests in two joint venture entities that own multi-family apartment communities. The Company determined that these joint venture entities are VIEs but that the Company is not the primary beneficiary, resulting in the Company recording its equity investments at fair value. We receive variable distributions from these investments on a pro rata basis and management fees based upon property performance. We also will participate in allocation of excess cash upon sale of the multi-family real estate assets. The following tables summarize our unconsolidated multi-family joint venture equity investments as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

June 30, 2025
State	Property Count	Ownership Interest	Fair Value (1)
Texas	2	70%	$500

(1)Included in assets of disposal group held for sale on the accompanying condensed consolidated balance sheets as of June 30, 2025. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information regarding our assets and liabilities of disposal group held for sale.

December 31, 2024
State	Property Count	Ownership Interest	Fair Value
Texas	2	70%	$1,338

Equity Investment in Constructive

The Company accounts for its investment in Constructive using the equity method and has elected the fair value option. The following table summarizes our ownership interest in Constructive as of June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands).

		June 30, 2025		December 31, 2024
	Strategy	Ownership Interest	Fair Value	Ownership Interest	Fair Value
Constructive Loans, LLC (1)	Residential Loans	50%	$37,116	50%	$38,718

(1)On July 15, 2025, the Company purchased the remaining 50% ownership interest in Constructive.

Derivative Assets and Liabilities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company enters into derivative financial instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, interest rate caps, credit default swaps, TBAs, futures and options contracts such as options on credit default swap indices, equity index options, swaptions and options on futures. The Company may also purchase options on U.S. Treasury futures or invest in other types of mortgage derivative securities. The Company elected not to apply hedge accounting for its derivative instruments.
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
The Company has TBAs that are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency fixed-rate RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll”. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the “price drop”. The price drop represents the economic equivalent of net interest income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as “dollar roll income/(loss)”. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing.
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

Debt

The Company's debt as of June 30, 2025 included senior unsecured notes and subordinated debentures.

9.125% 2030 Senior Notes

On January 14, 2025, the Company completed the issuance of $82.5 million in aggregate principal amount of its 9.125% Senior Notes due 2030 (the "9.125% 2030 Senior Notes") in an underwritten public offering. The 9.125% 2030 Senior Notes were issued at par, bear interest at a rate equal to 9.125% per year and mature on April 1, 2030, unless earlier redeemed.

2029 Senior Notes

On June 28, 2024, the Company completed the issuance of $60.0 million in aggregate principal amount of its 9.125% Senior Notes due 2029 (the "2029 Senior Notes") in an underwritten public offering. The 2029 Senior Notes were issued at par, bear interest at a rate equal to 9.125% per year and mature on July 1, 2029, unless earlier redeemed.

2026 Senior Notes

As of June 30, 2025, the Company had $100.0 million aggregate principal amount of its 5.75% Senior Notes due 2026 (the "2026 Senior Notes") outstanding. The 2026 Senior Notes were issued at par and carry deferred charges resulting in a total cost to the Company of approximately 6.73%. The Company's 2026 Senior Notes, which mature on April 30, 2026, contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person.

Subordinated Debentures

As of June 30, 2025, certain of our wholly-owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 8.39% which are due in 2035. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Balance Sheet Analysis - Company's Stockholders’ Equity

The following table provides a summary of the Company's stockholders' equity at June 30, 2025 and December 31, 2024, respectively (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
8.000% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	$148,580	$147,745
7.875% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	179,712	177,697
6.875% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	139,508	138,418
7.000% Series G Cumulative Redeemable Preferred Stock	71,614	71,585
Common stock	903	906
Additional paid-in capital	2,281,974	2,289,044
Accumulated deficit	(1,441,088)	(1,430,675)
Company's stockholders' equity	$1,381,203	$1,394,720

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements. Our short-term (the 12 months ending June 30, 2026) and long-term (beyond June 30, 2026) liquidity requirements include ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay dividends to our stockholders and other general business needs. Generally, our short-term and long-term liquidity needs are met by our existing cash balances and our investments and assets which generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from equity investments. In addition, we may satisfy our short-term and/or long-term liquidity needs through the sale of assets from our investment portfolio, securities offerings or the securitization or collateralized financing of our assets.

We continue to seek out assets and markets that provide compelling risk-adjusted returns through residential loan repurchase agreement financing with terms of one year or more or sustainable non-mark-to-market financing arrangements, including securitizations and non-mark-to-market repurchase agreement financing. Beginning in 2023 and through the six months ended June 30, 2025, we have been expanding our holdings of Agency RMBS, which is more liquid than many if not all of the credit investments in our portfolio. To expand our Agency RMBS portfolio, we have utilized mark-to-market repurchase agreement financing with terms of 30 days to 90 days. As of June 30, 2025, the Company’s portfolio recourse leverage ratio of 3.6x remains within our target range. As of June 30, 2025, 65% of our debt, excluding mortgages payable on real estate and Consolidated SLST CDOs, is subject to mark-to-market margin calls, with 59% of that debt collateralized by Agency RMBS, 4% collateralized by residential credit assets and 2% collateralized by U.S. Treasury securities. The remaining 35% has no exposure to collateral repricing by our counterparties.

We expect to continue to opportunistically dispose of assets from our portfolio and generate higher portfolio turnover in order to pursue investments across the residential housing sector with a focus on acquiring assets with less price sensitivity to credit deterioration that are capable of expanding our interest income, like Agency RMBS, and maintaining low duration credit exposure by purchasing high-coupon business purpose loans. We also intend to maintain a solid position in unrestricted cash and remain committed to prudently managing our liabilities. At June 30, 2025, we had $156.1 million of available cash and cash equivalents (excluding cash and cash equivalents held by Consolidated Real Estate VIEs and cash reserved for potential TBA variation margin), $272.5 million of unencumbered investment securities (including the securities we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $78.7 million of unencumbered residential loans.

We historically have endeavored to fund our investments and operations through a balanced and diverse funding mix, including proceeds from the issuance of common and preferred equity and debt securities, short-term and longer-term repurchase agreements and CDOs. With respect to the multi-family properties in which we hold joint venture equity investments, the properties are encumbered by a senior mortgage loan. The type and terms of the ultimate financing used by us depends on the asset being financed and the financing available at the time of the financing. We have placed a greater emphasis on procuring, where appropriate, longer-termed and/or more committed financing arrangements for certain of our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. Although we expect our leverage to continue to move higher as we access additional liquidity and grow our investment portfolio further, we intend to continue to focus on procuring longer-term and non-mark-to-market financing arrangements for certain parts of our credit portfolio.
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

Cash Flows and Liquidity for the Six Months Ended June 30, 2025

During the six months ended June 30, 2025, net cash, cash equivalents and restricted cash decreased by $61.9 million.

Cash Flows from Operating Activities

We generated net cash flows from operating activities totaling $65.0 million during the six months ended June 30, 2025. Our cash flow provided by operating activities differs from our net income due to these primary factors: (i) differences between (a) accretion, amortization, depreciation and recognition of income and losses recorded with respect to our investments and (b) the cash received therefrom and (ii) unrealized gains and losses on our investments (including impairment of real estate).

Cash Flows used in Investing Activities

During the six months ended June 30, 2025, our net cash flows used in investing activities were $1.2 billion, primarily as a result of purchases of investment securities and residential loans and net variation margin paid for derivative instruments. This was partially offset by principal repayments received on residential loans, investment securities and preferred equity investments, net proceeds from the sale of investment securities, residential loans and real estate, net payments received from derivative instruments and return of capital from equity investments.

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

Cash Flows from Financing Activities

During the six months ended June 30, 2025, our net cash flows provided by financing activities were $1.0 billion. The main sources of cash flows from financing activities were proceeds received from repurchase agreements and proceeds from the issuance of CDOs and senior unsecured notes. This was partially offset by paydowns on and extinguishment of CDOs, payments made on Consolidated SLST CDOs, net payments made on mortgages payable on real estate and dividend payments on both common and preferred stock.

Liquidity – Financing Arrangements

As of June 30, 2025, we have outstanding short-term repurchase agreement financing on our investment securities, a form of collateralized short-term financing, with multiple financial institutions. The repurchase agreements we use to finance our investment securities are secured by certain of our investment securities and bear interest rates that move in close relationship to SOFR. Any financings under these repurchase agreements are based on the fair value of the assets that serve as collateral under these agreements. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, these repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can effectively call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding amount financed in cash, on minimal notice, and repurchase may be accelerated upon an event of default under the repurchase agreements. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we were unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event a repurchase agreement counterparty defaults on its obligation to “re-sell” or return to us the assets that are securing the financing at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.”

At June 30, 2025, we had longer-term repurchase agreements with initial terms of up to three years with multiple third-party financial institutions that are secured by certain of our residential loans, real estate owned and single-family rental properties. The outstanding financing under five of these repurchase agreements are subject to margin calls to the extent the market value of the collateral falls below specified levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Residential Loans, Real Estate Owned and Single-Family Rental Property Financing—Repurchase Agreements" for further information. During the terms of the repurchase agreements, proceeds from the residential loans, real estate owned and single-family rental properties will be applied to pay any price differential, if applicable, and to reduce the aggregate repurchase price of the collateral. Repurchase of the residential loans, real estate owned and single-family rental properties financed by the repurchase agreements may be accelerated upon an event of default. The repurchase agreements secured by residential loans, real estate owned and single-family rental properties contain various covenants, including among other things, the maintenance of certain amounts of liquidity and stockholders' equity (as defined in the respective agreements). As of June 30, 2025, we had an aggregate amount at risk under repurchase agreements secured by residential loans, real estate owned and single-family rental properties of approximately $122.2 million, which represents the difference between the carrying value of the collateral pledged and the outstanding balance of our repurchase agreements. Significant margin calls have had, and could in the future have, a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. See “Liquidity and Capital Resources—General” above.

As of June 30, 2025, we had assets available to be posted as margin which included liquid assets, such as unrestricted cash and cash equivalents, and unencumbered investment securities that could be monetized to pay down or collateralize a liability immediately. As of June 30, 2025, we had $156.1 million included in cash and cash equivalents and $272.5 million in unencumbered investment securities available to meet additional haircuts or market valuation requirements. The unencumbered investment securities that we believe may be posted as margin as of June 30, 2025 included $231.7 million of Agency RMBS, $39.0 million of non-Agency RMBS (including an IO security we own in Consolidated SLST and CDOs repurchased from our residential loan securitizations) and $1.8 million of U.S. Treasury securities.

At June 30, 2025, the Company had $100.0 million aggregate principal amount of 2026 Senior Notes outstanding. The 2026 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 5.75% per year (subject to adjustment from time to time based on changes in the ratings of the 2026 Senior Notes by one or more nationally recognized statistical rating organizations), payable semi-annually in arrears on April 30 and October 30 of each year, and mature on April 30, 2026, unless earlier redeemed. The Company has the right to redeem the 2026 Senior Notes, in whole or in part, prior to maturity, subject to a "make-whole" premium or other date-dependent multiples of principal amount redeemed. No sinking fund is provided for the 2026 Senior Notes. The Company's 2026 Senior Notes also contain various covenants including the maintenance of a minimum net asset value, ratio of unencumbered assets to unsecured indebtedness and senior debt service coverage ratio. In addition, the 2026 Senior Notes limit the amount of Company leverage, net of cash held by the Company, to no more than eight times its equity and limit the Company's ability to transfer its assets substantially as an entirety or merge into or consolidate with another person.

At June 30, 2025, the Company had $60.0 million aggregate principal amount of 2029 Senior Notes outstanding. The 2029 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on October 1, 2024, and mature on July 1, 2029, unless earlier redeemed. The Company has the right to redeem the 2029 Senior Notes, in whole or in part, at any time on or after July 1, 2026, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 2029 Senior Notes.

At June 30, 2025, the Company had $82.5 million aggregate principal amount of 9.125% 2030 Senior Notes outstanding. The 9.125% 2030 Senior Notes were issued at 100% of the principal amount and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, beginning on April 1, 2025, and mature on April 1, 2030, unless earlier redeemed. The Company has the right to redeem the 9.125% 2030 Senior Notes, in whole or in part, at any time on or after April 1, 2027, at a redemption price equal to 100% of the outstanding principal amount redeemed. No sinking fund is provided for the 9.125% 2030 Senior Notes.

At June 30, 2025, we also had other longer-term debt which includes Company-sponsored residential loan securitization CDOs with a carrying value of $2.3 billion and non-Agency RMBS re-securitization CDOs with a carrying value of $68.1 million. We had 15 Company-sponsored securitizations with CDOs outstanding as of June 30, 2025. See Note 14 to our condensed consolidated financial statements included in this report for further discussion.

The real estate assets held by our multi-family joint venture equity investments are subject to mortgages payable. We have no obligation for repayment of the mortgages payable but, with respect to certain of the mortgages payable, we may execute a guaranty related to commitment of bad acts and our equity investment may be lost or reduced to the extent a lender forecloses on the property.

As of June 30, 2025, our Company recourse leverage ratio, which represents our total outstanding recourse repurchase agreement financing, subordinated debentures, senior unsecured notes and cost basis of outstanding TBAs divided by our total stockholders' equity, was approximately 3.8 to 1. Our Company recourse leverage ratio does not include outstanding non-recourse repurchase agreement financing, debt associated with CDOs or mortgages payable on real estate, including mortgages payable on real estate of disposal group held for sale. As of June 30, 2025, our portfolio recourse leverage ratio, which represents our outstanding recourse repurchase agreement financing and cost basis of outstanding TBAs divided by our total stockholders' equity, was approximately 3.6 to 1. We monitor all at risk or shorter-term financings to enable us to respond to market disruptions as they arise.

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

With respect to interest rate swaps, credit default swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or investment securities, may be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties.

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

Liquidity — Securities Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on follow-on equity offerings of common and preferred stock, and may utilize from time to time debt securities offerings, as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock or preferred stock in “at-the-market” equity offering programs pursuant to equity distribution agreements. During the three and six months ended June 30, 2025, the Company issued 175,495 shares of Preferred Stock under the Preferred Equity Distribution Agreement, at an average price of $23.07 per share, resulting in total net proceeds to the Company of approximately $4.0 million. As of June 30, 2025, approximately $46.0 million of Preferred Stock remains available for issuance under the Preferred Equity Distribution Agreement. The Company also issued the 9.125% 2030 Senior Notes in an underwritten public offering during the six months ended June 30, 2025.

Preferred Stock and Common Stock Repurchase Programs

In March 2023, the Board of Directors approved a $100.0 million preferred stock repurchase program. The program allows the Company to make repurchases of shares of preferred stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. The Company did not repurchase any shares of its preferred stock during the six months ended June 30, 2025. As of June 30, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program. The preferred stock repurchase program expires on March 31, 2026.

In February 2022, the Board of Directors approved a $200.0 million common stock repurchase program. In March 2023, the Board of Directors approved an upsize of the common stock repurchase program to $246.0 million. The program allows the Company to make repurchases of shares of common stock, from time to time, in open market transactions, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws and the rules and regulations of Nasdaq. During the three and six months ended June 30, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share. As of June 30, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program. The common stock repurchase program expires on March 31, 2026.

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

Commitment to Fund Business Purpose Loans

As of June 30, 2025, the Company had commitments to fund up to $156.2 million of additional advances on existing business purpose loans. These commitments are generally subject to loan agreements with terms that must be met before we fund advances on the commitment.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on annualized adjusted net interest income based on our assets and liabilities as of June 30, 2025 (dollar amounts in thousands):

Changes in Interest Rates (basis points)	Changes in Adjusted Net Interest Income (1) (2)
+200	$(98,794)
+100	$(49,370)
-100	$49,346
-200	$98,765
(1)Represents a non-GAAP financial measure. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a reconciliation of the Company's non-GAAP financial measures to their most directly comparable GAAP measure.
(2)Certain assumptions have been made in connection with the calculation of the information set forth in the table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates as of June 30, 2025. This analysis utilizes assumptions and estimates based on management's judgment and experience. Future purchases and sales of assets could materially change our interest rate risk profile.
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

Our net interest income, adjusted net interest income and the fair value of our assets and our financing activities could be negatively affected by volatility in interest rates, as was the case in 2024 and first half of 2025. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates could cause a loss of future net interest income and adjusted net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all or substantially all of our interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

We also utilize longer-termed and/or more committed financing arrangements for certain of our credit investments, such as securitizations, term financings and corporate debt securities that provide less or no exposure to fluctuations in the collateral repricing determinations of financing counterparties or rapid liquidity reductions in repurchase agreement financing markets. These financings may at times involve greater expense relative to repurchase agreement funding. We provide no assurance that we will be able in the future to access sources of capital that are attractive to us, that we will be able to roll over or replace our repurchase agreements or other financing instruments as they mature from time to time in the future or that we otherwise will not need to resort to unplanned sales of assets to provide liquidity in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and the other information in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
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

Our fair value estimates and assumptions are indicative of the interest rate and business environments as of June 30, 2025 and do not take into consideration the effects of subsequent changes. The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

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

The table below presents the sensitivity of the fair value of our portfolio as of June 30, 2025, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Fair Value Changes
Changes in Interest Rates	Changes in Fair Value (1)	Percentage Change in Portfolio Fair Value (1)
(basis points)	(dollar amounts in thousands)
+200	$(226,455)	(3.45)%
+100	$(118,425)	(1.81)%
Base		—
-100	$90,992	1.39%
-200	$179,324	2.73%
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the 2024 Form 10-K.

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

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We purchase and sell Agency RMBS through TBAs and recognize income or gains on the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. There is no direct authority with respect to the qualification of TBAs as real estate assets or government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on a legal opinion of Vinson & Elkins LLP ("V&E") substantially to the effect that (i) our TBAs should be qualifying assets for purposes of the 75% asset test to the extent of the net positive value, if any, of a TBA and (ii) any gain recognized by us in connection with the settlement of our TBAs, whether physically settled or settled by an offsetting TBA, should be treated as qualifying income for purposes of the 75% gross income test. Opinions of counsel are not binding on the Internal Revenue Service ("IRS"), and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinion. In addition, it must be emphasized that V&E's opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge V&E's opinion, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency RMBS. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency RMBS with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency RMBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the implied financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency RMBS less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our “at risk” leverage.

The economic return of a TBA dollar roll generally equates to interest income on a generic TBA-eligible security less an implied financing cost, and there may be situations in which the implied financing cost exceeds the interest income, resulting in a negative carry on the position. If we roll our TBA dollar roll positions when they have a negative carry, the positions would decrease net income and amounts available for distributions to stockholders.

There may be situations in which we are unable or unwilling to roll our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical due to market conditions, which can be impacted by a variety of factors, such as changes in the pace or manner of the Federal Reserve’s runoff of its portfolio of Agency RMBS or, if they occur, the Fed’s purchases or sales of Agency RMBS in the TBA market. We may be unable to find counterparties with whom to trade in sufficient volume or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions prior to the settlement date, we would have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Additionally, if we take delivery of the underlying securities, we can expect to receive the "cheapest to deliver" securities with the least favorable prepayment attributes that satisfy the terms of the TBA contract. Further, the specific securities that we receive may include few, if any, "whole pool" securities, which could inhibit our ability to remain exempt from regulation as an investment company under the Investment Company Act. TBA contracts also subject us to margin requirements. Our inability to roll forward our TBA positions, failure to obtain adequate financing to settle our obligations, or failure to meet margin calls under our TBA contracts could force us to sell assets under adverse market conditions causing us to incur significant losses and negatively affect our liquidity.

Our acquisition of the remaining 50% ownership interest in Constructive not previously held by us, or future acquisition targets, could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

In July 2025, we completed the acquisition of the remaining 50% ownership interest in Constructive, a leading originator of business purpose loans for real estate investors. In the future, we may engage in additional business acquisitions or investment activity. If we experience challenges related to business acquisitions that we do not anticipate or cannot mitigate, the returns we expected with respect to these investments may not be generated. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

Constructive’s loan origination business is dependent upon conditions in the investor real estate market, and conditions that negatively impact this market may reduce demand for its loans and adversely impact our business, results of operations and financial condition. Constructive's borrowers are primarily investors in residential and multi-family properties for rental income and residential and multi-family properties for rehabilitation and subsequent resale or rental. Accordingly, the success of Constructive's business is closely tied to the overall success of the investors and small business owners in these markets. Various changes in real estate conditions may adversely impact this market. Any negative trends in such real estate conditions may reduce demand for Constructive's products and services and, as a result, materially adversely affect our results of operations, financial condition and ability to make distributions to our stockholders.

Directly originating mortgage loans could also expose us to new or increased risks compared to our historical business activities, including increased regulation by federal and state authorities, additional and different types of litigation, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisition or the business of originating mortgage loans. Further, our acquisition of Constructive increases our overall number of employees, including remote employees, and adds additional office locations. We expect our general & administrative expense as a percentage of our stockholders’ equity to increase and we may be unable to effectively integrate the new team or manage the costs associated with that new business. Moreover, in the future, we may originate other housing-related investments that could expose us to similar risks as those described above with respect to originating mortgage loans. We can provide no assurance that we will be effective in managing these additional risks or that such risks will not materially adversely impact our business or our cost of doing business.

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

During the three months ended June 30, 2025, the Company repurchased 231,200 shares of its common stock pursuant to the common stock repurchase program for a total cost of approximately $1.5 million, including fees and commissions paid to the broker, representing an average repurchase price of $6.50 per common share. As of June 30, 2025, $188.2 million of the approved amount remained available for the repurchase of shares of the Company's common stock under the common stock repurchase program.

The following table presents information with respect to the shares of the Company's common stock that we purchased during the three months ended June 30, 2025 (dollar amounts in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	231,200	$6.50	231,200	$188,180
May 1, 2025 - May 31, 2025	—	—	—	188,180
June 1, 2025 - June 30, 2025	—	—	—	188,180
Total	231,200	$6.50	231,200	$188,180

(1)On February 15, 2022, the Company’s Board of Directors approved a $200.0 million common stock repurchase program that authorizes the Company to make repurchases of shares of the Company’s common stock, which was announced on February 17, 2022. The common stock repurchase program was initially set to expire March 31, 2023. On February 20, 2023, the Company's Board of Directors extended the common stock repurchase program's expiration to March 31, 2024. This extension was announced on February 22, 2023. On March 15, 2023 the Company’s Board of Directors approved an upsize of the common stock repurchase program to $246.0 million, which was announced on March 15, 2023. On February 20, 2024, the Company's Board of Directors extended the common stock repurchase program's expiration to March 31, 2025. This extension was announced on February 21, 2024. On February 17, 2025, the Company's Board of Directors extended the common stock repurchase program's expiration to March 31, 2026. This extension was announced on February 19, 2025.

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

During the three months ended June 30, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. As of June 30, 2025, $97.6 million of the approved amount remained available for the repurchase of shares of preferred stock under the preferred stock repurchase program.

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

4.13
Supplemental Indenture, dated June 12, 2025, between the Company and UMB Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2025).

4.14
Fourth Supplemental Indenture, dated July 8, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 8, 2025).

4.15
Form of 9.875% Senior Notes Due 2030 of the Company (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 8, 2025).

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

10.1†*	Form of 2025 Deferred Stock Unit Agreement.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Taxonomy Extension Schema Document

101.CAL***	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL***	Taxonomy Extension Definition Linkbase Document

101.LAB***	Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted in Inline XBRL and contained in Exhibit 101).

†Management contract or compensatory plan or arrangement.

*Filed herewith.

**    Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***    Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date:	August 1, 2025	By:	/s/ Jason T. Serrano
Jason T. Serrano
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2025	By:	/s/ Kristine R. Nario-Eng
Kristine R. Nario-Eng
Chief Financial Officer
(Principal Financial and Accounting Officer)